Form 10KSB
period 1996-12-31
MULTIMEDIA ACCESS CORP
filed 1997-04-01
CIK 921313

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

     [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                     For Fiscal Year Ended December 31, 1996
                        Commission File Number: 333-09935

                          MULTIMEDIA ACCESS CORPORATION
        (Exact Name of Small Business Issuer as Specified in its Charter)

              Delaware                            75-2528700
      ------------------------       ------------------------------------
      (State of Incorporation)       (I.R.S. Employer Identification No.)

      2665 VILLA CREEK DRIVE, SUITE 200 DALLAS, TEXAS 75234 (972) 488-7200

            (Address including zip code, area code and telephone number of Registrant's executive offices.)

Securities registered pursuant to Section 12(b) of the Act:            None

Securities registered pursuant to Section 12(g) of the Act:



Title of Each Class                    Name of Each Exchange on Which Registered
-------------------                    -----------------------------------------
Common Stock, $.0001 par value         NASDAQ
Redeemable Common Stock Purchase
  Warrants                             NASDAQ

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
                                                       Yes      No X
                                                           ---    ---

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

Issuer's revenues for its most recent fiscal year:   $1,095,012


As of March 25, 1997, 7,906,291 shares of the Registrant's common stock were outstanding.

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: As of March 25, 1997 - $23,667,473. This amount was computed by reference to the average of the bid and asked prices of registrant's common stock.

Documents incorporated by reference:        Proxy Statement, Part III

                                TABLE OF CONTENTS

Item No.                                                                                      Page
--------                                                                                      ----

             Glossary                                                                             3
                          Part I

     1.      Description of Business                                                         4 - 10

     2.      Description of Property                                                             10

     3.      Legal Proceedings                                                                   10

     4.      Submission of Matters to a Vote of Security Holders                                 10

                          Part II

     5.      Market for Registrant's Common Equity and Related Stockholder Matters               11

     6.      Management's Discussion and Analysis of Financial Condition and Results        11 - 12
             of Operations

     7.      Consolidated Financial Statements                                              13 - 32

     8.      Changes in and Disagreements with Accountants on Accounting and Financial           33
             Disclosure

                         Part III

     9.      Directors, Executive Officers, Promoters and Control Persons; Compliance            33
             with Section 16(a) of the Exchange Act

     10.     Executive Compensation                                                              33

     11.     Security Ownership of Certain Beneficial Owners and Management                      33

     12.     Certain Relationships and Related Transactions                                      33

     13.     Exhibits List and Reports on Form 8-K                                               33



                                    GLOSSARY

Algorithm:                  A step-by-step problem solving procedure.

Asynchronous:              That which takes place in  different  time frames and
                           is accessed at the user's convenience.

Bandwidth:                 The  amount of  information  that can be  transmitted
                           across an information channel.

Frame Relay:               Packet data  protocol  with less error  correction to
                           speed up communication over high quality connections.

Intranet:                  A private Internet.

Internet:                  A network of computer networks using TCP/IP protocol.

ISDN: (Integrated Services Digital Network) - a digital network that provides seamless communication of voice, video and text between desktop and group systems. ISDN is expected to replace current telephone lines.

Kilobits:                  A  thousand  bits;  a  measure  of the  rate  of data
                           transmission.

LAN: (Local Area Network) - a private computer network connecting computers in the same building or campus using coaxial cable, twisted pair or multimode fiber.

MBONE:                     Multimedia broadcast capability over the Internet.

Multimedia:                A combination of multiple digitized data types: text,
                           sound, computer-generated graphics and animations, photographs and video.

NTSC: The standard for scanning television signals in the US, Canada and Japan.

Packet: A grouping of data, typically from one to 512 characters in size, which usually represents one transaction.

PCI Bus:                   A fast 32 bit PC bus for peripherals.

Protocol:                  A set of  rules  for  data  communications;  a set of
                           rules and procedures for establishing and controlling the exchange of data between computers.

S Bus:                     A   proprietary   high   speed   interface   for  Sun
                           workstations.

Switched Architecture:     Any network or device in which  switching  is present
                           and is used to direct messages from the sender to the ultimate recipient.

TCP/IP: (Transmission Control Protocol/Internet Protocol) - the protocol used for packet oriented communication between networked computers.

UTP: (Unshielded Twisted Pair) - standard building wiring currently used to transmit voice (telephone) and data throughout an office or building.

WAN: (Wide Area Network) - a computer network covering a geographic area larger than a campus, generally linking multiple LANs.

Whiteboard:                A shared  drawing or graphics  session or  capability
                           between two remote computers.

World Wide Web:            A very large  collection of linked  Internet  servers
                           using a standard linking and display language.

                                     PART I


Item 1.  Description of Business

GENERAL

      MultiMedia Access Corporation develops and markets advanced video communications products for the PC and workstation marketplaces. Applications include desktop videoconferencing ("DVC"), Internet and Intranet video communications, video-based training, video surveillance, distance learning and high quality workgroup video communications. While the Company sells its core video Codec and video switching technologies to value-added resellers ("VARs") and systems integrators, its primary strategy is to develop and market video communications applications using its technologies.

      The Company, in September 1996, entered into a reseller agreement with Unisys, a nationwide systems integrator and reseller, to purchase and resell the Company's Viewpoint VBX(TM). The Viewpoint VBX(TM) is a PC-based video switch which provides workgroup video communications over existing telephone or network wiring commonly found throughout office buildings. Unlike commercially available competitive products, the Viewpoint VBX(TM) connects over 100 users per switch and distributes full-motion video at distances up to 3,500 feet via existing UTP wiring.

      The Company  entered into a licensing  agreement with Boca Research,  Inc.
(Boca), a major modem and PC peripheral supplier, to manufacture and market the Company's FamilyFone(TM) and its ISDN videoconferencing upgrades in January 1996 and delivered its first video surveillance system to Alcatel, a major communications systems integration company, in the first quarter of 1996. The Company believes it sells the only currently available standards-based, multi-algorithm video and audio Codec product for WindowsNT and is developing a multi-algorithm Codec for Sun workstations.

INDUSTRY BACKGROUND

      Videoconferencing was introduced in the late 1970s with the establishment of videoconferencing room systems. To transmit "live" video images (which may contain over 90 million bits per second of data) over telecommunications lines, the video data must be digitized and significantly compressed to fit the capacity of data networks and telephone lines (as low as 28,800 bits per second). As video data is compressed, redundant data is eliminated. After transmission, the video image is reconstructed for display at the receiving end.

      The quality of the reconstructed image is a function of (1) the sophistication of the video and audio compression algorithms, (2) the amount of real-time data which can be transmitted over networks, (3) the power of the video and audio coder-decoder hardware, and (4) the speed and power of PCs and workstations.

      The Company believes low-cost videoconferencing and other video network services are now attainable because the performance and capabilities of these four key elements have recently improved significantly, making video communications available at reasonable cost.

      Videoconferencing room systems use expensive digital lines and permit communication only between compatible facilities. These systems currently cost between $20,000 and $100,000 and are typically used by large corporations primarily for intra-company communication between different locations. The Company believes that the high cost of videoconferencing room systems and the logistical problem of scheduling and availability have limited their use to large corporations.

      According to industry sources, the video communications industry is forecast to be $3.6 billion by 1999 and the emerging desktop segment of that industry is forecast to exceed $1.2 billion by 1999. The PC dominates the desktop computing market with 1995 sales of over 57 million units worldwide and an estimated 100 million new PCs projected to be sold annually by 1999. Industry sources estimate that over 30% of the new PCs sold in 1996 (principally multimedia capable PCs) will be purchased by consumers for use in the home. The Company believes it has developed products which position it to benefit from the growth of these markets and which will have functions, performance and cost to successfully compete in the rapidly emerging desktop video communications industry.

      The Company currently offers a variety of products with differing video quality levels: NTSC TV quality with the Viewpoint VBX(TM) video switch, business quality with the Osprey-1000(TM) using ISDN lines and consumer quality video with FamilyFone(TM) using modems over ordinary telephone lines. The resolution and framerate of the video varies with the bandwidth of the communications connection. The Company has designed its products in response to the increasing demand for low-cost desktop videoconferencing and for real-time collaborative computing applications using telephone and computer networks. The Company is also preparing to market video products for the Internet and corporate Intranets.

CORPORATE INTRANET VIDEO

      The Company first demonstrated its packet (TCP/IP-based) network video technologies on the Internet's MBONE and on corporate Intranets in 1993. The Company introduced its first commercial product, Viewpoint-PRO(TM), one of the first TCP/IP-based videoconferencing systems designed specifically for LAN and WAN applications in 1994. This system enables users to engage in real-time, full-color, full-motion video over their existing computer networks. Viewpoint-PRO(TM) provides both point-to-point and up to five site multipoint videoconferences. The system does not require expensive MCUs, which typically cost $20,000 or more, that ISDN-based products require to complete a multipoint vidcoconference. Viewpoint-PRO(TM) also includes a one-to-many broadcasting capability called ViewCast(TM). With ViewCast(TM), "live" broadcasts, such as corporate briefings or news broadcasts, or pre-recorded content, such as training videos and product and services information, can be multicast over an existing corporate data network. Viewpoint-PRO(TM) was the first commercial product offering video multicast using both FTP Software, Inc.'s and Microsoft Corporation's TCP/IP-multicast PC software. Each Viewpoint-PRO(TM) includes software to enable a Windows PC with a sound card to receive and display a ViewCast(TM). Viewpoint-PRO(TM) bundles, as an option, third-party collaborative computing software which allows videoconference participants to share a whiteboard or a PC application.

CONSUMER VIDEO

      The Company's FamilyFone(TM) and WorkFone(TM) products are expected to provide affordable, good quality video communications capabilities to consumers, small businesses and corporations over standard telephone lines with 28.8 Kbps modems and over the Internet. Examples of FamilyFone(TM) uses might include: families and grandparents exchanging "live" video birthday greetings with each other, college students videoconferencing with their parents or small office/home office business owners accessing video training courses over the Internet.

      In January 1996, the Company signed a licensing agreement with Boca. In this multi-year contract, the Company licensed its hardware and related firmware and application software for videoconferencing over standard telephone lines and over the Internet. Pursuant to the licensing agreement, the Company receives license fees for the design and on-going royalties for its firmware and its videoconferencing applications with every shipment of the BocaPRO Video Phone Elite, which was introduced by Boca in August 1996 at a suggested retail price of $399. The Company's prospects will be significantly affected by Boca's ability to market the product and upon the marketing efforts of Boca's resellers.

VIDEO CODECS

      The Company develops and markets standards-based video and audio Codec products that enable multimedia applications for both PCs and workstations. The Osprey Codec captures, digitizes, compresses, transmits, receives, decompresses and displays full-motion video. The Osprey-1000(TM) product line supports multiple video and audio compression formats for both PCs and workstations which are equipped with the now standard PCI-bus. The Company is developing the Osprey-1100(TM) multi-algorithm Codec for the existing workstations from Sun that are equipped with the S-bus. The Company believes it is the only company currently providing standards-based, multi-algorithm Codec products for WindowsNT. The Osprey Codecs also support Windows 3.1, Windows95, Solaris and UNIX operating systems.

      SLIC-Video(TM) is a video capture product that enables Sun workstation users to view uncompressed, high-quality video and to capture full-motion video frames. SLIC-Video(TM) software also provides access to closed caption data which allows key words to act as filters and thereby control video displayed on the screen. SLIC-Video's(TM) compatibility with standard Sun products allows this product to support a wide variety of video applications on existing Sun workstations.

      The Company intends to continue to establish strategic product development alliances with companies whose products and technologies complement the Company's strategic direction. With rapidly evolving technologies in the areas of video, audio and networks, the Company intends to engage in strategic alliances that offer expanding access to key new technologies that can be part of current and future products.

VIDEO SWITCHING HUB AND UTP VIDEO DISTRIBUTION

      The Company's Viewpoint VBX(TM) product provides high-quality workgroup video communications with shared gateways to WANs and legacy video teleconferencing room systems. The Viewpoint VBX(TM), a PC-based video switch, employs a switched architecture to distribute uncompressed, full-motion video within a building or campus via existing UTP wiring. Shared wide area gateways allow other Viewpoint VBX(TM) networks to be interconnected and enable connection to standards-based room or desktop videoconferencing products from third-party manufacturers. The switching architecture employed by Viewpoint VBX(TM) allows point-to-point, multipoint and broadcast modes of operation to be supported. Both small workgroups and large building or campus networks of hundreds of users can be supported.

      The Viewpoint VBX(TM) product line includes a multimedia switch, WAN interfaces and desktop components. The multimedia switch utilizes standard PC components and the Company's video switching technology and software to provide an expandable solution for video communications within an office building or campus. Video and audio are distributed with NTSC quality by utilizing the Company's UTP transceiver technology to send video over existing wiring at distances of up to 3,500 feet. An existing LAN or telephone system is used only for non-video communications (control signals) between the multimedia switch and each user, eliminating overload of the computer network as workgroups are video-enabled.

      The Viewpoint VBX(TM) also provides shared-resource access to video sources and storage devices located anywhere within the network. VCRs, videodisk players, broadcast or cable TV and Direct Broadcast Satellite (DBS) programming sources may be connected to the switch over unshielded twisted pair or coaxial cabling and distributed on-demand to any equipped desktop or room.

      Desktop PCs, TV monitors and room audio and video system connections are accommodated using the UTP transceivers which connect standard NTSC video and audio devices to existing building wiring systems. Viewpoint VBX(TM) is compatible with standard NTSC cameras, audio components, speakerphones and PC video peripherals to form a complete solution. The Viewpoint VBX(TM) client software allows users to place calls through a personal or system-wide dialing directory, to originate and subscribe to "1ive" video broadcasts, to access pre-recorded video content or to establish a multipoint videoconference.

INTERNET VIDEO

      The Company is developing and plans to market a variety of Internet video products that take advantage of the growing popularity of the World Wide Web. The popularity of the Web has resulted in subscribers seeking to improve their Internet access capabilities which in turn has driven growth in the installed base of 28.8 Kbps modems, ISDN adapters and cable modems. These improvements in access along with advances in video and audio compression technology and standards make possible new forms of motion-video content for Internet publishers and their target audiences.

      The Internet has taken on new dimensions including real-time communication and entertainment. In both cases, the Company believes video communication products and technologies will play an important role. While certain types of information on an Internet Web page can be conveyed with graphics, animation and static images, others require or are enhanced by audio and motion-video.

      The Company is currently developing and plans to market three new Internet video products and software players (downloaded freely to end-users). Each product is an enhancement of or modification to existing Company designs, but incorporates new software and firmware modules. These products address the rapid-growth, emerging market opportunity for the Internet video publishing, Internet video broadcasting and Internet video call center applications which are described below.

INTERNET VIDEO PUBLISHING

      Internet video publishing (or video-on-demand) is currently the most widespread implementation of video on the Internet. Video publishing refers to stored-video content, designed to be played back to a user's system in real-time. The Company believes video publishing is becoming popular because it is far less technically demanding than "live" video production and transmission.

      Internet video publishing entails compressing a video "clip" and storing it on a server. The user is connected to the server by accessing a Web page that holds the address for the target video server and then establishing a direct connection to that server. The Company's video Codec technologies will be utilized with Internet publishing software applications currently under development by the Company.

INTERNET VIDEO BROADCASTING

      Video broadcasting has recently come to the Internet and is characterized by one-way "live" audio and motion-video. Video broadcasting presents technical challenges such as the limited bandwidth and multi-cast capabilities of most Web sites. However, Internet video broadcasting is well suited to delivering video to the office (without additional hardware), to distance learning sites and to special interest broadcast recipients. The Company's proposed products are being designed to work in conjunction with Web server software to establish connections between multiple users and a broadcast source.

INTERNET VIDEO CALL CENTER

      The Internet video call center is a new concept to the Internet, allowing one-way "live" video and two-way audio across the Internet. The term "call center" is used because the technology is well suited to replacing existing call centers such as help devices, catalog ordering centers, reservation systems (hotels, airlines) and corporate receptionists. The Company believes that the entertainment possibilities are also significant. The Internet video call center has the potential to increase on-line purchases over the Internet. The Company believes its core technologies can be used in video call center applications and is in the early stages of product development.

VIDEO SURVEILLANCE

      The Company believes that commercial and residential video-based surveillance products represent another strong business opportunity. The Company is creating effective solutions for customers that are unique in the
marketplace.   In  the  Company's  opinion,  today's  expensive  closed  circuit
surveillance   systems  can  be  replaced   with   systems   that  include  more
functionality at lower cost. The Company intends to develop alliances with communication system integrators and security resellers, distributors and/or suppliers to address this market.

      The Company has delivered its first video surveillance system to Alcatel, a major communications systems integration company in Richardson, Texas. This industrial surveillance system integrates standard alarm and sensing devices (e.g. door magnets, motion detectors, cameras, etc.), and allows a central operator to monitor and inspect hundreds of remote sites over the customer's existing frame relay computer network.

      Following an alarm, the surveillance system selects the appropriate camera and one of its preset positions and captures 10 frames of full resolution NTSC video. The system also sends an alarm signal to a central monitoring computer via a frame relay packet network. The security personnel at the central monitoring station can then observe the remote alarmed location, via the network, using the camera's remote pan, tilt and zoom features. The Company believes that high quality video images will assist security personnel in verifying the accuracy of alarms and in prosecuting intruders.

      The surveillance system delivered to Alcatel is based upon existing Viewpoint-PRO(TM) technology. Another version of the system designed to operate over phone lines is scheduled to be available in early 1997.

MARKETING AND SALES

      The Company will market its products primarily via third-party resellers including, but not limited to, OEMs, VARs and system integrators. In addition, the Company plans to enter into strategic alliances with carriers, telecommunications suppliers and information providers.

      For mass market and high volume products the Company will depend on its major OEM customers who provide access to significant marketing channels. These OEMs have established relationships with manufacturers and resellers and will pay licensing fees and royalties to bring new leading edge products to market. The Company also intends to establish distribution relationships with resellers and integrators who service corporate, institutional and government customers. These relationships are expected to be non-exclusive and may require that these partners participate in the marketing, advertising and technical support of the Company's products.

      The Company believes its Viewpoint VBX(TM) product will have an appeal to resellers such as PBX suppliers, carriers (including cable companies) and network equipment suppliers. The Company additionally intends to form strategic alliances with resellers outside the US, where it is especially important to partner with entrenched suppliers.

      The Company intends to expand its marketing activities over the Internet. The Company believes its products enable new and inventive ways to sell products over the Internet. The Company intends to use its own products to increase sales productivity and to pursue alternate low cost selling strategies. The Company plans to continue modest trade show participation and advertising in trade publications.

      The Company's Internet related products will be marketed primarily to Web designers and early sales will be conducted primarily through the Company's Web page with minimal sales support. The Company plans to bundle its products with other popular Web development products and/or license its subsystems to resellers to integrate with their Web development products. Such strategic business alliances are expected to provide Web developers with a rich array of innovative capabilities with the familiarity of existing tools.

TARGET MARKETS

      The Company's target markets can be defined broadly to be anywhere video communications can be added as a peripheral to installed desktop computers, or to narrower vertical markets in distance learning, video-based training, multimedia authoring, Internet and Intranet broadcasting and surveillance. The Company believes that the growth of video communications during the late 1990s will be as significant as the growth of LANs in the 1980s. The Company's strategy is to provide video communications products which will connect to available networks, including standard telephone lines, data networks and the Internet. The Company believes that its video communications products will enhance the increasing demand for connectivity between today's homes and offices.

      Strategic alliances with large OEMs, communication-oriented system integrators and other resellers should enhance the Company's ability to supply video communication products to Fortune 1000 companies, federal and state governments, PC manufacturers, peripheral suppliers and Internet service providers.

PRODUCTION AND SUPPLY

      The Company builds its current products in small quantities using contract manufacturers in Texas and North Carolina. The operations personnel in Dallas are responsible for parts planning, procurement and final test and inspection to quality standards. While the Company believes its products are not difficult to manufacture, there can be no assurance that the Company's products can be manufactured on a wide-scale basis on commercially reasonable terms, or at all. The Company plans for most high volume production to be handled through large OEMs or contract manufacturers.

      The Company has been and will continue to be dependent on third parties for the supply and manufacture of its components and electronic parts, including standard and custom designed components. The Company generally does not maintain supply agreements with such third parties but instead purchases components and electronic parts pursuant to purchase orders in the ordinary course of business. The Company is substantially dependent on the ability of its third-party manufacturers and suppliers to, among other things, meet the Company's design, performance and quality specifications.

      The electronics industry from time to time experiences short supplies of certain high demand components, which may adversely affect the Company's ability to meet its production schedules. Failure of manufacturers or suppliers to supply, or delays in supplying, the Company with components, or allocations in the supply of certain high-demand components could adversely affect the Company's operations and ability to meet delivery schedules on a timely and competitive basis.

INSTALLATION, SERVICE AND MAINTENANCE

      Many of the  Company's  new  products  will be customer  installable.  The
Company plans to contract with independent third parties to provide field installation and support. The Company also plans to maintain a small technical support group and will also depend on its resellers to install and service its products.

      The Company offers 12 to 36 month limited warranties covering workmanship and materials, during which period the Company or its resellers will replace parts or make repairs. The Company also maintains an in-house staff of engineering personnel and offers telephone support to assist resellers and end-users during normal business hours.

RESEARCH AND DEVELOPMENT

      The Company's development efforts during 1995 were devoted to the design and development of the Osprey-1000(TM) PCI-based multi-algorithm video Codec, the SLIC-Video(TM) video capture card, enhancements to the Viewpoint-PRO(TM), design and integration of the surveillance system delivered to Alcatel, and the development of the Viewpoint VBX(TM) video switching hub.

      Total research and development expense for 1996 was approximately $ 2.0 million.

      The Company utilizes its core technologies to create multiple products aimed at different markets. Software modularity is a major strategy which allows the Company to develop different vertical applications using modules and components previously developed for other products. The Company's products are characterized by rapidly changing technology and evolving standards, often resulting in product obsolescence or short product life cycles. Accordingly, the Company's ability to compete will depend in large part on its ability to introduce its products in a timely manner, to continually enhance and improve its hardware and software products and to maintain development capabilities to adapt to technological changes and advances in the video communications marketplace. There can be no assurance that competitors will not develop technologies or products that render the Company's systems obsolete or less marketable, or that the Company will be able to keep pace with the technological demands of the marketplace or successfully enhance and adapt its products to be compatible with newly developed products, technologies and software, or satisfy industry standards and the needs of its consumers and potential consumers.

COMPETITION

      The market for DVC systems is highly competitive and characterized by the frequent introduction of new products based upon rapidly changing technologies. The Company competes with numerous well-established manufacturers and suppliers of videoconferencing, networking, telecommunications and multimedia equipment and products, some of which dominate certain market segments. In addition, the Company is aware of others that are developing, and in some cases have introduced, new DVC systems. Most of the Company's competitors possess substantially greater financial, marketing, personnel and other resources than the Company, have established reputations relating to product design, development, manufacture, marketing and service of networking, telecommunications and video products and have significant budgets to permit them to implement extensive advertising and promotional campaigns to market new products in response to competitors. Among the Company's direct competitors are Target Technologies, Inc., VIVO Software, Inc., Zydacron, Inc., VCON, Ltd., Corel Corporation and VideoLAN Technologies, Inc. In addition, electronics manufacturers such as Intel actively compete for business in this market.

PATENTS, TRADEMARKS AND PROPRIETARY INFORMATION

      The Company holds a United States patent covering certain fundamental aspects of the compressed packet video Codec incorporated into the Viewpoint-PRO(TM) system. The Company may apply for additional patents relating to other aspects of its products. There can be no assurance as to the breadth or degree of protection which existing or future patents, if any, may afford the Company, that any patent applications will result in issued patents, that the Company's patents will be upheld, if challenged, or that competitors will not develop similar or superior methods or products outside the protection of any patent issued to the Company.

      The Company believes that product recognition is an important competitive factor and, accordingly, the Company promotes the Viewpoint-PRO(TM), ViewCast(TM), MultiView(TM), Osprey-1000(TM), SLIC-Video(TM), Viewpoint-VBX(TM), FamilyFone(TM) and WorkFone(TM) names, among others, in connection with its marketing activities, and has applied for trademark registration for such names. The Company's use of those marks may be subject to challenge by others, which, if successful, could have a material adverse effect on the Company.

      The Company also relies on confidentiality agreements with its directors, employees, consultants and manufacturers and employs various methods to protect the source codes, concepts, ideas, proprietary know-how and documentation of its proprietary technology. However, such methods may not afford the Company complete protection, and there can be no assurance that others will not independently develop similar know-how or obtain access to the Company's know-how or software codes, concepts, ideas and documentation. Furthermore, although the Company has and expects to continue to have confidentiality agreements with its directors, employees, consultants, manufacturers, and appropriate vendors, there can be no assurance that such arrangements will adequately protect the Company's trade secrets.

      The Company purchases certain components that are incorporated into its products from third party suppliers and relies on their assurances that such components do not infringe on the patents of others. A successful claim against any components used in the Company's products could affect the ability of the Company to manufacture, supply and support its products. The Company uses its best efforts to ensure third party supplied components are non-infringing, but there can be no assurances against future claims.

GOVERNMENT REGULATION

      The Company is subject to regulations relating to electromagnetic radiation from its products, which impose compliance burdens on the Company. In the event the Company redesigns or otherwise modifies its products or completes the development of new products, it will be required to comply with Federal Communications Commission regulations with respect to such products, of which there can be no assurance prior to their commercialization. In addition, new legislation and regulations, as well as revisions to existing laws and regulations, at the federal, state and local levels may be proposed in the future affecting the video communications industries. Such proposals could affect the Company's operations, result in material capital expenditures, affect the marketability of its products and limit opportunities for the Company with respect to modifications of its products or with respect to new or proposed products or technologies. Expansion into foreign markets may also require the Company to comply with additional regulatory requirements. The technology contained in the Company's products may be subject to U.S. export controls. There can be no assurance that such export controls, either in their current form or as may be subsequently enacted, will not delay introduction of new products or limit the Company's ability to distribute products outside of the United States. Further, various countries may regulate the import of certain technologies contained in the Company's products. Any such export or import restrictions, new legislation or regulation or government enforcement of existing regulations could have a material adverse effect on the Company's business, operating results and/or financial condition. There can be no assurance that the Company will be able to comply with additional applicable laws and regulations without excessive cost or business interruption, if at all, and failure to comply could have a material adverse effect on the Company.

EMPLOYEES

      As of December 31, 1996, the Company had 39 employees, 4 of whom are in executive positions, 23 of whom are engaged in engineering, research and development, 6 of whom are engaged in marketing and sales activities and 6 of whom are in administration. None of the Company's employees is represented by a labor union. The Company considers its employee relations to be satisfactory.

Item 2.  Description of Properties

      The Company's executive offices and assembly operations and some of its design and development activities are located in approximately 16,159 square feet of leased space in Dallas, Texas. The lease expires in September of 1997 and provides for a base annual rent of $143,110. Osprey's design and development activities are located in approximately 2,783 square feet of leased space in Cary, North Carolina. The lease expires in December of 1997 and provides for a base annual rent of $38,334. The Company leases an office suite in Burlingame, California of approximately 100 square feet on a month-to-month basis for a base annual rent of $4,800. The Company believes that its facilities are adequate for its current and reasonably foreseeable future needs and its current facilities can accommodate expansion, if required.

Item 3.  Legal Proceedings

      The Company is not currently a party to any litigation that it believes could have a material adverse effect on the Company or its business.

Item 4.  Submission of Matters to a Vote of Security Holders

      None

                                     PART II

Item 5.   Market for Company's  Common Equity and Related Stockholder Matters

      At December 31, 1996, there was no public trading market for the Company's Common Stock.

      On February 7, 1997, the Company completed an initial public offering of its Common Stock and Redeemable Common Stock Purchase Warrants (the "Redeemable Warrants"). The Common Stock and Redeemable Warrants are currently listed on the NASDAQ Small Cap Market under the Symbols "MMAC" and "MMACW".

      As of March 26, 1997, there were 107 registered owners and approximately 500 beneficial owners of the Common Stock of the Company.

      The Company declared no cash dividends in 1995 or 1996. The Company does not anticipate paying cash dividends in the future as it intends to retain earnings to finance the growth of the business. The payment of future dividends will depend on such factors as earnings levels, anticipated capital requirements, the operating and financial condition of the Company and other factors deemed relevant by the Company's Board of Directors..

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

      MultiMedia  Access   Corporation   develops  and  markets  advanced  video
communications products. The Company delivers high-performance, low-cost products and integrates video capabilities into existing desktop computers, applications and networks. The Company delivers standards-based video solutions to the PC and workstation marketplace.

RESULTS OF OPERATIONS

Year Ended December 31, 1996 compared to Year Ended December 31, 1995

      Net Sales. Net sales for the year ended December 31, 1996 increased to $1,095,012 from $285,354 reported for the same period last year. This increase is the result of an increase in system and product sales for the period, particularly the Osprey-1000(TM) and the Viewpoint VBX(TM), neither of which were available during the first half of 1995 and approximately $106,000 of consulting and custom programming revenues during the last half of 1996.

      Cost of Goods Sold. Cost of goods sold increased $257,537 to $393,918 for the year ended December 31, 1996, an increase that primarily is the result of increased product and system sales. The Company realized an overall gross margin percentage for 1996 of 64.0% which represents a substantial increase from the 52.2% experienced during 1995. This increase can be attributed primarily to consulting and custom programming revenues in 1996 that were substantially greater than the same period in 1995 and which have little or no associated cost of goods sold.

      Selling,   General  and  Administrative  Expense.   Selling,  general  and
administrative ("SG&A") expense of $2,378,653 for the year ended December 31, 1996 was essentially unchanged from the same period of 1995.

      Research and Development Expense. Research and Development expense of $1,997,146 for the year ended December 31, 1996 was essentially unchanged from the same period in 1995.

      Other Income (Expense). For the year ended December 31, 1996, other expense decreased approximately $330,073 to $513,219 compared to the same period in 1995. This decrease is primarily the result of decreased interest expense, reflecting an overall decrease in average borrowings at a slightly lower blended interest rate.

LIQUIDITY AND CAPITAL RESOURCES

      At December 31, 1996, the Company had a working capital deficit of $(6,407,318). Through December 31, 1996, the Company was dependent upon loans from its principal stockholders, as well as private placements of its debt and equity securities, to finance its working capital requirements.

      Net cash used in operating activities for the year ended December 31, 1996 was $3,751,417. Increases in inventory were a result of an increase in production levels to meet anticipated sales.

      Cash used in investing activities for the year ended December 31, 1996 consisted of $184,076 of capital expenditures. At December 31, 1996, the Company did not have any material commitments for capital expenditures.

      Cash provided by financing activities for the year ended December 31, 1996 was primarily a result of the receipt of the proceeds of the Secured Notes II in January through February 1996, receipt of the proceeds of the Convertible Bridge Debt in September 1996 and the private placement of Common Stock during the second quarter of 1996. At December 31, 1996, the Company had cash and cash equivalents of $18,539.

      As discussed in the footnotes to the financial statements, during 1996 the Company was primarily dependent upon debt financing from its existing shareholders and the private placement of equity securities to fund its operations. The majority of this debt financing converted into equity in the Company's initial public offering. On February 7, 1997 the Company completed an initial public offering of its Common Stock and Redeemable Common Stock Purchase Warrants and on March 13, 1997 sold the over-allotment option, raising a total of $5,342,000 of net proceeds. It is anticipated that the proceeds from the initial public offering, together with the cash flow generated from operations in 1997 will be sufficient to fund the operations of the Company for at least the next twelve months. During 1997, with the proceeds of the offering, the Company will endeavor to build an effective marketing and sales organization, develop a network of independent resellers and achieve market acceptance of its products at prices and volumes which will, in the future, result in profitable operations. However, the Company expects operating losses to continue until such time, if ever, as gross margins from the sales of its products exceed its development, selling, administrative and financing costs. In the event that the Company's plans change or its assumptions change or prove to be inaccurate or if the proceeds of this offering prove to be insufficient to fund operations (due to unanticipated expenses or difficulties or otherwise), the Company may be required to seek additional financing sooner than currently anticipated. The Company has no current arrangements with respect to, or sources of, additional financing. There can be no assurance that existing stockholders will provide any portion of the Company's future financing requirements. There can be no assurance that any additional financing will be available to the Company on acceptable terms, or at all. Additional equity financing may involve substantial dilution to the Company's then existing stockholders.

      The Company currently has no plans or agreements to seek loan financing. The Company may choose to seek additional financing to provide additional working capital at some time in the future. Such financing may include loans or lines of credit and could include factoring agreements. However, the Company believes that the proceeds of the initial public offering will be sufficient to meet its capital requirements for at least the next twelve months.

      At December 31, 1996, the Company had net operating loss carry forwards for federal tax purposes of approximately $11,700,000, utilization of prior net operating loss carry forwards is limited after an ownership change, as defined in Section 382, to an annual amount equal to the value of the loss corporation's outstanding stock immediately before the date of the ownership change multiplied by the federal long-term tax-exempt rate. Beginning with 1994, approximately $790,000 of the carry forward is limited to utilization at a rate of approximately $300,000 per year. The Company may in the future be subject to further significant limitations on the use of its net operating loss carry forwards. In the event the Company achieves profitable operations, any significant limitation on the utilization of net operating loss carry forwards would have the effect of increasing the Company's tax liability and reducing net income and available cash resources.

Item 7:  Financial Statements



                 MultiMedia Access Corporation and Subsidiaries

                   Index to Consolidated Financial Statements




Report of Independent Auditors................................................14

Consolidated Balance Sheets at December 31, 1995 and 1996.....................15

Consolidated Statements of Operations for the years ended
  December 31, 1995 and 1996..................................................16

Consolidated Statements of Stockholders' Equity (Deficit) for
  the years ended December 31, 1995 and 1996..................................17

Consolidated Statements of Cash Flows for the years ended
  December 31, 1995 and 1996..................................................18

Notes to Consolidated Financial Statements....................................19

                         Report of Independent Auditors



The Board of Directors
MultiMedia Access Corporation

We have audited the accompanying consolidated balance sheets of MultiMedia Access Corporation and subsidiaries as of December 31, 1995 and 1996, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of MultiMedia Access Corporation and subsidiaries at December 31, 1995 and 1996, and the consolidated results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.




Dallas, Texas                                   ERNST & YOUNG LLP
March 10, 1997

                                   MULTIMEDIA ACCESS CORPORATION AND SUBSIDIARIES
                                            CONSOLIDATED BALANCE SHEETS

                                                                                                                     PRO FORMA AT
                                                                                       DECEMBER 31,                   DECEMBER 31,
                                                                         ---------------------------------------        1996
                                                                                1995                1996            (SEE NOTE 12)
                                                                         -------------------   -----------------   -----------------
                               ASSETS                                                                                (UNAUDITED)
Current assets:
  Cash and cash equivalents                                               $          16,605     $        18,539     $     5,899,577
  Accounts receivable, less allowance for  doubtful accounts of
    $30,000 and $43,000 at December 31, 1995 and 1996, respectively                   4,564             185,564             185,564
  Inventory                                                                         197,469             310,133             310,133
  Prepaid expenses                                                                   18,971              46,239              46,239
  Due from debt holder                                                              315,300
                                                                                                              -                   -
  Deferred charges                                                                   44,165             504,295
                                                                                                                            155,666
                                                                         -------------------   -----------------   -----------------
      Total current assets                                                          597,074           1,064,770           6,597,179

Property and equipment, net                                                         485,700             460,895             460,895
Software development costs, net                                                     143,795             147,321             147,321
Deposits                                                                             18,197              18,272              18,272
                                                                         -------------------   -----------------   -----------------

      Total assets                                                        $       1,244,766     $     1,691,258     $     7,223,667
                                                                         ===================   =================   =================

           LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
Current liabilities:
  Accounts payable                                                        $         580,160     $       682,689     $       622,778
  Accrued compensation                                                              354,268             239,707             239,707
  Deferred revenue                                                                   75,513              15,591              15,591
  Other accrued liabilities                                                         370,398             857,260             597,885
  Short-term debt, officer                                                          364,154             533,089             298,089
  Short-term debt, other                                                             66,633           1,966,202               8,654
  Current portion of long-term debt                                               2,677,550           3,177,550
                                                                                                                                  -
                                                                         -------------------   -----------------   -----------------
      Total current liabilities                                                   4,488,676           7,472,088           1,782,704

Long-term debt                                                                        8,654
                                                                                                              -                   -

Commitments

Stockholders' equity (deficit):
  Preferred stock, $.0001 par value:
    Authorized shares - 5,000,000
    Issued shares - none
                                                                                          -                   -                   -
  Common stock, $.0001 par value:
    Authorized shares - 20,000,000
    Issued and outstanding shares - 4,721,268 and 5,315,811
      at December 31, 1995 and 1996, respectively and 8,167,788
      pro forma at December 31, 1996 (unaudited)                                        472                 532                 817
  Additional paid-in capital                                                      4,736,933           6,602,572          17,824,080
  Accumulated deficit                                                           (7,978,063)        (12,372,028)        (12,372,028)
  Treasury stock,  261,497 shares at December 31, 1995 and 1996                    (11,906)            (11,906)            (11,906)
                                                                         -------------------   -----------------   -----------------
      Total stockholders' equity (deficit)                                      (3,252,564)         (5,780,830)           5,440,963
                                                                         -------------------   -----------------   -----------------

      Total liabilities and stockholders' equity (deficit)                $       1,244,766     $     1,691,258     $     7,223,667
                                                                         ===================   =================   =================

                            See accompanying notes.

                 MULTIMEDIA ACCESS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                     YEAR ENDED DECEMBER 31,
                                            ------------------------------------
                                               1995                     1996
                                            ----------------- ------------------


NET SALES                                    $       285,354     $    1,095,012

Cost of goods sold                                   136,381            393,918
                                            ----------------- ------------------

GROSS PROFIT                                         148,973            701,094

Operating expenses:
  Selling, general and administrative              2,297,497          2,378,653
  Research and development                         1,983,310          1,997,146
  Depreciation and amortization                      439,752            206,041
                                            ----------------- ------------------
      Total operating expenses                     4,720,559          4,581,840
                                            ----------------- ------------------

OPERATING LOSS                                   (4,571,586)        (3,880,746)

Other income (expense):
  Dividend and interest income                         5,372                 36
  Interest expense                                 (847,905)          (513,979)
  Other                                                (759)                724
                                            ----------------- ------------------
      Total other income (expense)                 (843,292)          (513,219)
                                            ----------------- ------------------

NET LOSS                                     $   (5,414,878)    $   (4,393,965)
                                            ================= ==================

NET LOSS PER SHARE                           $        (1.06)    $        (0.73)
                                            ================= ==================

WEIGHTED AVERAGE NUMBER OF  COMMON AND
  COMMON EQUIVALENT SHARES OUTSTANDING             5,124,411          5,999,752
                                            ================= ==================


                            See accompanying notes.

                 MULTIMEDIA ACCESS CORPORATION AND SUBSIDIARIES

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                 FOR THE YEARS ENDED DECEMBER 31, 1995 AND 1996


                                                                      ADDITIONAL        STOCK
                                               COMMON STOCK            PAID-IN      SUBSCRIPTIONS   ACCUMULATED       TREASURY
                                          SHARES       PAR VALUE       CAPITAL       RECEIVABLE       DEFICIT          STOCK
                                       ------------   ------------   ------------   ------------    ------------    ------------

BALANCE,  DECEMBER 31, 1994               3,507,231   $        350   $  1,163,274   $       (191)   $ (2,563,185)   $       --

  Payment of stock subscriptions                 --             --             --            191              --            --


  Repurchase of 255,880 shares
    of common stock at par                       --             --             --             --              --           (26)


  Sale of common stock, net
    of expenses                             833,333             83      2,166,811             --              --            --

  Satisfaction of trade receivable
    for 5,617 shares of common stock             --             --             --             --              --       (11,880)

  Exchange of short-term debt
    for common stock                        380,704             39      1,406,848             --              --            --

  Net loss                                       --             --             --             --      (5,414,878)           --

                                       ------------   ------------   ------------   ------------    ------------    ------------
BALANCE,  DECEMBER 31, 1995               4,721,268            472      4,736,933             --      (7,978,063)      (11,906)

  Exchange of short term debt for
    common stock                            221,195             22        571,167             --              --              --

  Sale of common stock,  net of
    of expenses                             304,016             31        896,481             --              --              --

  Exchange of trade payables for
    common stock                             69,332              7        207,991             --              --              --

  Fair market value of warrants
     issued for consulting services
     and inducement of debt                      --             --        190,000             --              --              --

  Net loss                                       --             --             --             --      (4,393,965)             --

                                       ------------   ------------   ------------   ------------    ------------    ------------

BALANCE,  DECEMBER 31, 1996               5,315,811   $        532   $  6,602,572   $       --      $(12,372,028)   $    (11,906)
                                       ============   ============   ============   ============    ============    ============

                 MULTIMEDIA ACCESS CORPORATION AND SUBSIDIARIES

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                 FOR THE YEARS ENDED DECEMBER 31, 1995 AND 1996
                                  (Continued)

                                            TOTAL
                                          STOCKHOLDERS'
                                         EQUITY (DEFICIT)
                                          ------------

BALANCE,  DECEMBER 31, 1994               $ (1,399,752)

  Payment of stock subscriptions
                                                   191

  Repurchase of 255,880 shares
    of common stock at par
                                                   (26)

  Sale of common stock, net
    of expenses                              2,166,894

  Satisfaction of trade receivable
    for 5,617 shares of common stock           (11,880)

  Exchange of short-term debt
    for common stock                         1,406,887

  Net loss                                  (5,414,878)

                                          ------------
BALANCE,  DECEMBER 31, 1995                 (3,252,564)

  Exchange of short term debt for
    common stock                               571,189

  Sale of common stock,  net of
    of expenses                                896,512

  Exchange of trade payables for
    common stock                               207,998

  Fair market value of warrants
     issued for consulting services
     and inducement of debt                    190,000

  Net loss                                  (4,393,965)

                                          ============

BALANCE,  DECEMBER 31, 1996               $ (5,780,830)
                                          ============

                            See accompanying notes.

                 MULTIMEDIA ACCESS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                     YEAR ENDED DECEMBER 31,
                                                                           ---------------------------------------------
                                                                              1995                     1996
                                                                           ----------------------  ----------------------
OPERATING ACTIVITIES:
  Net loss                                                                  $        (5,414,878)    $        (4,393,965)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depreciation of fixed assets                                                       126,443                 155,233
      Amortization of software development                                               222,632                  50,809
      Amortization of patent                                                              90,677                       -
      (Gain) Loss on asset dispositions                                                    1,955                   (687)
      Non-cash charges to interest expense                                               264,777                 165,001
      Inventory reserve adjustment                                                       220,000                 (5,000)
      Write off of deferred charges                                                      376,633                       -
      Changes in operating assets and liabilities:
        Accounts receivable                                                               32,208               (181,000)
        Inventory                                                                       (52,366)               (107,664)
        Prepaid expenses                                                                  17,360                (27,268)
        Due from debt holder                                                           (315,300)                 315,300
        Deferred charges                                                                  38,089               (527,531)
        Deposits                                                                           (368)                    (75)
        Accounts payable                                                                 147,537                 310,527
        Accrued compensation                                                             100,513                  13,220
        Deferred revenue                                                                  58,042                (59,922)
        Other accrued liabilities                                                        219,696                 541,605
                                                                           ----------------------  ----------------------
               Net cash used in operating activities                                 (3,866,350)             (3,751,417)
                                                                           ----------------------  ----------------------

INVESTING ACTIVITIES:
  Purchase of property and equipment                                                   (108,143)               (132,910)
  Software development costs                                                           (156,171)                (54,335)
  Other                                                                                   28,076                   3,169
                                                                           ----------------------  ----------------------
               Net cash used in investing activities                                   (236,238)               (184,076)
                                                                           ----------------------  ----------------------

FINANCING ACTIVITIES:
  Net proceeds from issuance (repayment) of short-term
    debt                                                                               1,096,000               2,550,000
  Net proceeds from issuance (repayment) of short-term
    debt-officer                                                                         345,000                       -
  Other                                                                                  (8,270)                 (9,085)
  Proceeds from issuance of long term-debt                                               500,115                 500,000
  Purchase of treasury stock                                                            (11,906)                       -
  Net proceeds from sale of common stock                                               2,166,894                 896,512
                                                                           ----------------------  ----------------------
               Net cash provided by financing activities                               4,087,833               3,937,427
                                                                           ----------------------  ----------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                    (14,755)                   1,934

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                            31,360                  16,605
                                                                           ----------------------  ----------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                    $             16,605    $             18,539
                                                                           ======================  ======================


                            See accompanying notes.

                 MULTIMEDIA ACCESS CORPORATION AND SUBSIDIARIES

1. THE COMPANY AND DESCRIPTION OF  BUSINESS

         The accompanying consolidated financial statements include the accounts of MultiMedia Access Corporation (MMAC), and its wholly-owned subsidiaries, Viewpoint Systems, Inc. (Viewpoint), VideoWare, Inc. (VideoWare) and Osprey Technologies, Inc. (Osprey) (collectively, the Company). MMAC, Viewpoint, VideoWare and Osprey were incorporated in Delaware in February 1994, November 1992, September 1994 and September 1995, respectively. The Company operates in one business segment and is engaged in developing and marketing advanced video communications products that integrate video capabilities into existing desktop computers, applications and networks. The Company markets its products directly to end-users, through value-added resellers and computer system integrators, primarily in the continental United States.

         In February 1997, the Company completed an underwritten initial public offering of 1,400,000 shares of its Common Stock and 1,400,000 Redeemable Common Stock Purchase Warrants (Public Warrants). The shares of Common Stock and the Public Warrants were sold on the basis of one Public Warrant for each share of Common Stock at a unit price to the public of $4.60, and were separately transferable immediately upon issuance. Each Public Warrant entitles the holder to purchase one share of Common Stock at $4.50 per share, subject to adjustment under certain circumstances, at any time commencing six months from the date of the Prospectus through and including five years from the date of the Prospectus. The Public Warrants are redeemable by the Company, at any time commencing twelve months from the date of the Prospectus, upon notice of not less than thirty days, at a price of $.10 per Public Warrant, provided that the closing price or bid price of the Common Stock for any twenty trading days within a period of thirty consecutive trading days ending on the fifth day prior to the day on which the Company gives notice of redemption has been at least 150% (currently $6.75, subject to adjustment) of the initial public offering price per share of Common Stock.

          The Company received net proceeds of $5,342,000 during February and March 1997 related to this sale. The proceeds, net of expenses related to the offering, are to be used primarily for marketing activities in connection with the Company's products, to complete the development of additional product and software applications, for repayment of certain loans and to fund its working capital requirements (See Note 12).

         During 1997, with the proceeds of the offering, the Company will endeavor to build an effective marketing and sales organization, develop a network of independent resellers and achieve market acceptance of its products at prices and volumes which will, in the future, result in profitable operations. However, the Company expects operating losses to continue until such time, if ever, as gross margins from the sales of its products exceed its development, selling, administrative and financing costs. In the event that the Company's plans change or prove to be inaccurate or if the proceeds of the offering prove to be insufficient to fund operations, the Company could be required to seek additional financing sooner than currently anticipated. There can be no assurance that any additional financing will be available to the Company on acceptable terms, or at all. The possible inability to obtain further financing would have a material adverse effect on the Company, including possibly requiring the Company to curtail or cease its activities.

         Prior to December 31, 1996, the Company's financial statements were presented as those of a development stage company.

                 MULTIMEDIA ACCESS CORPORATION AND SUBSIDIARIES

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPALS OF CONSOLIDATION

         The consolidated financial statements include the accounts of the Company and all of its subsidiaries. All material inter-company accounts and transactions have been eliminated in consolidation.


CASH AND CASH EQUIVALENTS

         The Company considers all highly liquid investments purchased with an initial maturity of three months or less to be cash equivalents.

INVENTORY

         Inventory consists primarily of purchased electronic components and computer system products, along with the related documentation manuals and packaging materials. Inventory is carried at the lower of cost or market. Effective January 1, 1995, the Company changed its method of costing inventory from the first-in, first-out method to the standard cost method, which approximates average cost. This change did not result in any material change in the valuation of inventory.

PROPERTY AND EQUIPMENT

         Property and equipment is recorded at cost. Depreciation is determined using the straight-line method over the estimated useful lives, generally five years, of the related assets. Leasehold improvements are amortized over the lives of the related leases. Expenditures for repairs and maintenance are charged to operations as incurred; renewals and betterments are capitalized.

SOFTWARE DEVELOPMENT COSTS

         Costs of developing new software products and substantial enhancements to existing software products are expensed as incurred until technological feasibility has been established, after which time additional costs incurred are capitalized in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed." Amortization of capitalized software development costs begins when products are available for general release to customers, and is computed using the straight-line method over a period not to exceed three years. Amortization expense for the years ended December 31, 1995 and 1996 was $222,632 (including $155,597 to fully amortize remaining costs of a Viewpoint product line) and $50,809, respectively.

PATENT

         The Company holds a patent related to its proprietary technology and trade secrets. The costs associated with obtaining and defending the patent were amortized on the straight-line basis over its estimated remaining life, not to exceed five years. During 1995, the Company fully amortized its patent. Total amortization expense for the year ended December 31, 1995 was $90,677.

                 MULTIMEDIA ACCESS CORPORATION AND SUBSIDIARIES

REVENUE RECOGNITION

         Revenue from the sale of video communication systems and licensing of the related software is recognized upon shipment to customers. With pre-approval by a return merchandise authorization, a customer may return undamaged product to the Company, subject to a 30-day money back guarantee. The Company maintains an accrued warranty reserve for products which are returned defective during the warranty period.

NET LOSS PER SHARE

         Net loss per share is computed based on the weighted average number of common and common equivalent shares outstanding. The Company has computed common and common equivalent shares in determining the number of shares used in calculating earnings per share for all periods presented pursuant to the Securities and Exchange Commission Staff Accounting Bulletin (SAB) No. 83. SAB No. 83 requires the Company to include all common shares and all common share equivalents issued in the 12 month period preceding the filing date of the initial public offering in its calculation of the number of shares used to determine earnings per share as if the shares had been outstanding for all periods presented. Options and warrants issued more than 12 months prior to the initial public offering have been excluded since their effect is antidilutive.

         Supplemental loss per share is $.71 for year ended December 31, 1996, assuming (1) issuance of the securities sold in February 1997 in the initial public offering, receipt by the Company of the net proceeds thereof and use of the proceeds to repay $377,548 principal amount of secured and demand notes at December 31, 1996, and to repay $247,250 principal amount of convertible debt and (2) weighted average common and common equivalent shares of 6,138,596 for the year ended December 31, 1996.

         As described in Note 12, substantially all the Company's outstanding short-term and long-term debt was converted to common stock in the Company's initial public offering. Had those conversions taken place at the beginning of 1996, or date of issuance of the debt if later, supplemental loss per share would have been $.58 for the year ended December 31, 1996.

DEFERRED CHARGES AND OTHER ASSETS

         During 1995, the Company incurred $333,106 of legal, accounting and underwriting costs in connection with a private placement of common stock which have been charged against the proceeds from the sale of the common stock. During 1995, the Company wrote off deferred charges consisting of legal, accounting, underwriting and printing costs incurred in connection with a canceled initial public offering of common stock which resulted in a charge against income of $376,633.

         Deferred charges at December 31, 1996 consist of legal, accounting and other expenses associated with the initial public offering which was consummated in February 1997, as well as expenses incurred in connection with the issuance of 8% debt in July through December of 1996.

         During September 1995, the Company advanced a debt holder of the Company $315,300 which was repaid in the first quarter of 1996.

                 MULTIMEDIA ACCESS CORPORATION AND SUBSIDIARIES

CONCENTRATION OF CREDIT RISK

         The Company invests its cash with financial institutions that include a Texas commercial bank and a commercial brokerage firm. The brokerage firm maintains accounts in several banks throughout the country and in government securities. Cash balances at the Texas commercial bank are insured by the Federal Deposit Insurance Corporation up to $100,000. The Company believes it has no significant concentration of credit risk.

USE OF ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.


INCOME TAXES

         The Company utilizes the liability method of accounting for income taxes as set forth in Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Under this method, deferred tax assets and liabilities are determined based upon the differences between the financial statement and tax bases of assets and liabilities, as measured by the enacted tax rates expected to be in effect when these differences reverse.

FAIR VALUE OF FINANCIAL INSTRUMENTS

         The initial public offering resulted in the conversion to common stock or settlement in cash of substantially all of the Company's outstanding short-term and long-term debt. However, because the initial public offering had not yet been completed, management was unable to estimate the fair values at December 31, 1996 of its short-term and long-term debt.

3.  INVENTORY

         Inventory consists of the following:

                                                        DECEMBER 31,
                                            -----------------------------------
                                                   1995          1996
                                            -----------------------------------

            Purchased materials                  $144,986      $180,149
            Finished goods                         52,483       129,984
                                            -----------------------------------
                                                 $197,469      $310,133
                                            ===================================


         Results of operations for 1995 reflects a charge of $220,000 for technological obsolescence of component parts and finished goods associated with one of the Company's early-developed product lines. Inventory at December 31, 1995 and 1996 is presented net of a reserve of $220,000 and $215,000, respectively.

                 MULTIMEDIA ACCESS CORPORATION AND SUBSIDIARIES

4. PROPERTY AND EQUIPMENT

         Property and equipment, at cost, consists of the following:

                                                         December 31,
                                             ----------------------------------
                                                     1995            1996
                                             ----------------------------------
      Computer equipment                          $455,055         $519,966
      Software                                      79,552          141,841
      Leasehold improvements                        36,985           36,985
      Office furniture and equipment                85,090           87,630
                                             ----------------------------------
                                             ----------------------------------
                                                   656,682          786,422
      Less accumulated depreciation
        and amortization                          (170,982)        (325,527)
                                             ----------------------------------

                                                  $485,700         $460,895
                                             ==================================

5. SHORT-TERM DEBT

         Short-term debt consists of the following:


                                                                                          December 31,
                                                                                -------------------------------
                                                                                      1995           1996
                                                                                -------------------------------
          Officer:
            Secured note payable to an officer and affiliate of
             the Company, due on demand with interest at 15%.
             Collateralized by all assets of the Company.
                                                                                     $364,154       $533,089
                                                                                ===============================

          Other:
            Secured note payable to an individual investor, due on
             demand with interest at 15%. Collateralized  by all
             assets of the Company.                                                  $ 22,548       $ 22,548


            Convertible  secured debt payable to a principal
             stockholder of the Company, due on demand 10 days
             subsequent to an initial public offering or 180
             days after  date of issue,  with  interest  at 8%.
             Collateralized by all assets of the Company.
                                                                                            -        500,000

            Unsecured notes payable to principal stockholders of the
             Company, due on demand 10 days  subsequent to an initial
             public  offering or 180 days after date of issue, with
             interest at 8%                                                                 -      1,315,000

            Unsecured , non-interest bearing note payable to
              the Company's underwriter                                                35,000        120,000

            Other                                                                       9,085          8,654
                                                                                -------------------------------
                     Total short-term debt, other                                    $ 66,633     $1,966,202
                                                                                ===============================


                 MULTIMEDIA ACCESS CORPORATION AND SUBSIDIARIES

         Between February and May 1995, the Company issued $1,096,000 of 15% 90-day secured notes to existing stockholders, an officer and director of the Company and two individual investors. The secured notes were collateralized by all assets of the Company. As an incentive to lend the secured debt to the Company, an officer and director and two former directors of the Company (all three founders and significant stockholders of the Company), sold 202,750 of their common shares to the lenders at par value. The excess of the fair market value of the shares of $.50 per share as determined by independent appraisal sold to the note holders over their purchase price, was charged to expense over the term of the notes as additional interest expense.

         During June and July 1995, $310,000 of 15% unsecured demand notes were issued to existing stockholders, note holders and an officer and director of the Company. As an incentive to lend the unsecured debt to the Company, the Company issued 77,500 three-year warrants to purchase common stock at $1.00 per share to the lenders. The fair market value of the warrants of $.50 per share as determined by independent appraisal, was charged to interest expense over the term of the notes.

         In December 1995, $791,000 of the secured notes and $250,000 of the unsecured notes, along with accrued interest of $101,109, were exchanged for 380,704 shares of common stock plus 520,500 three-year warrants to purchase common stock at $1.00 per share. As determined by independent appraisal, the fair market value of the equity instruments exchanged equaled the carrying value of the debt and accrued interest and, accordingly, no gain or loss was recorded.

         Additionally, in December 1995, in connection with the exchange of secured notes for demand notes, the Company issued 109,500 three-year warrants to purchase common stock at $1.00 per share to the holders of the secured and unsecured notes remaining outstanding. 103,500 of these warrants were issued to the Company's Chief Executive Officer. Based on an independent appraisal, the fair market value of these warrants of $.60 per share was charged to interest expense.

         In January and February 1996, the Company issued $650,000 of 10% 90-day secured notes to an existing stockholder of the Company. As an incentive to advance these notes, the stockholder received 65,000 three-year warrants to purchase Company stock at $3.00 per share. Based on an independent appraisal, the fair market value of these warrants of $.50 per share was charged to interest expense over the term of the notes.

         In July 1996, the Company issued $500,000 of 8% secured convertible debt to a principal stockholder of the Company. The convertible debt is due on demand 10 days subsequent to an initial public offering of the Company's equity securities or 180 days from date of issue. As an incentive to advance these notes, the stockholder received 50,000 three-year warrants to purchase Company stock at $3.00 per share. Based on an independent appraisal, the fair market value of these warrants of $.50 per share is being charged to interest expense over the term of the debt.

         Between September and December of 1996, the Company issued $1,315,000 of 8% unsecured notes to existing stockholders of the Company. The notes are due on demand 10 days subsequent to an initial public offering of the Company's equity securities or 180 days from date of issue. As an incentive to advance the notes, the stockholders received 131,500 three-year warrants to purchase Company stock at $3.00 per share. Based on an independent appraisal, the fair market value of these warrants of $1.00 per share is being charged to interest expense over the term of the notes.

         In October 1996, the Company converted salary and bonuses of $127,781 and accrued interest of $41,154 owing to its Chief Executive Officer into $168,935 principal amount of 15% secured notes due in February of 1998.

         Interest paid was $23,811 and $1,287 for the years ended December 31, 1995 and 1996, respectively.

                 MULTIMEDIA ACCESS CORPORATION AND SUBSIDIARIES

6. LONG-TERM DEBT

         Long-term debt consists of the following:

                                                                         December 31,
                                                               ----------------------------------
                                                                        1995            1996
                                                               ----------------------------------

                Convertible notes                                   $2,567,300       $2,567,300

                Short-term notes converted
                  to convertible notes                                 110,250          110,250

                Convertible  secured debt
                 payable to a principal
                 stockholder of the Company,
                 due January 1998 with interest
                 at 8% collateralized by all
                 assets of the Company                                       -          500,000

                Other                                                    8,654                -
                                                               ----------------------------------
                                                                     2,686,204        3,177,550
                Less: current portion
                  of convertible notes                               2,677,550        3,177,550
                                                               ----------------------------------
                                                                    $    8,654       $        -
                                                               ==================================



         In September 1994 the Company began a private placement of convertible debt (the Agreements) and through March 31, 1995, received $2,567,300. The unsecured convertible promissory notes, which were sold in units of $10,000, bear interest at 8%. As of December 31, 1995 and 1996, all of the convertible notes were scheduled to mature within twelve months and, therefore, have been classified as a current liability.

         The Agreements allow convertible note holders, upon a public offering of the Company's equity securities with proceeds exceeding $2,000,000, the right to convert their notes to registered equity securities of the Company at the public offering price and receive 5,000 three-year warrants to purchase the Company's common stock at $3.00 per share for each $10,000 unit. Alternatively, the convertible note holders may elect to request repayment of their notes from the proceeds of the public offering and receive 3,334 three-year warrants to purchase the Company's common stock at $3.00 for each $10,000 unit. In June of 1996, holders of $2,430,300 principal amount of the convertible notes elected to convert into securities hereby and holders of $247,250 principal amount elected to be repaid from the proceeds of the offering. In addition, by virtue of the aforementioned elections, the convertible notes, which originally matured between March and July of 1996, were extended to the closing date of the initial public offering.

         In July of 1996, the Company issued $500,000 of 18-month 8% convertible debt to a principal stockholder of the Company. As an incentive to advance these notes, the stockholder was granted 50,000 three-year warrants to purchase Company stock at $3.00 per share. Based on an independent appraisal, the fair market value of these warrants of $.50 per share is being charged to interest expense over the term of the notes.

                 MULTIMEDIA ACCESS CORPORATION AND SUBSIDIARIES

8. INCOME TAXES

         The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." SFAS No. 109 requires a valuation allowance to be recorded when it is "more likely than not that some portion or all of the deferred tax assets will not be realized." In the opinion of management, realization of the Company's net operating loss carryforward is not reasonably assured, and a valuation allowance of $2,966,000 and $4,625,000 has been provided against deferred tax assets in excess of deferred tax liabilities in the accompanying consolidated financial statements at December 31, 1995 and 1996, respectively.


         The components of the Company's net deferred taxes are as follows:


                                                                            December 31,
                                                                 -----------------------------------
                                                                       1995              1996
                                                                 -----------------------------------
           Deferred tax assets:
                Net operating loss carryforward                     $  2,860,000      $  4,349,000
                Excess of tax over financial statement
                  basis of patent                                         45,000            41,000
                Accruals deductible for tax purposes
                  when paid                                              156,000           236,000
                Excess of  tax over financial statement
                  basis of software development costs                          -            42,000
                                                                 -----------------------------------
                          Total deferred tax assets                    3,061,000         4,668,000
           Less: valuation allowance                                  (2,966,000)       (4,625,000)
                                                                 -----------------------------------
                                                                          95,000            43,000
           Deferred tax liabilities:
                Excess of financial statement over tax
                  basis of property and equipment                         42,000            43,000
                Excess of financial statement over tax
                  basis of software development costs                     53,000                 -
                                                                 -----------------------------------
                          Total deferred tax liabilities                  95,000            43,000
                                                                 ===================================
           Net deferred taxes                                       $          -      $          -
                                                                 ===================================


         A reconciliation between the federal income tax benefit calculated by applying U.S. federal statutory rates to net loss and the absence of a tax benefit reported in the accompanying consolidated financial statements is as follows:

                 MULTIMEDIA ACCESS CORPORATION AND SUBSIDIARIES


                                                                              December 31,
                                                                 -----------------------------------
                                                                        1995          1996
                                                                 -----------------------------------


           U.S. federal statutory rate applied to pretax           $  (1,841,000)    $  (1,494,000)
           loss

           Accrued compensation and other accruals                         2,500           (19,000)
           Amortization of patent                                         27,500            (3,000)
           Depreciation of property and equipment                        (27,000)           (5,000)
           Software development costs for financial
              reporting purposes                                         (29,000)          (11,000)
           Net operating loss carryforward not recognized
              for financial reporting purposes                         1,714,000         1,476,000
           Inventory and doubtful account reserves                        50,500             3,000
           Non-deductible interest expenses                               90,000            46,000
           Other                                                          12,500             7,000
                                                                 ===================================
                                                                   $           -     $           -
                                                                 ===================================


         The Company has a federal income tax net operating loss carryforward of approximately $11,700,000 at December 31, 1996. Approximately $2,700,000, $4,700,000, and $4,300,000 of the carryforward will expire in 2009, 2010, and 2011, respectively. The Company is subject to limitations existing under Internal Revenue Code Section 382 (Change of Control) relating to the availability of the operating loss carryforward. Beginning with 1994, approximately $790,000 of the carryforward that will expire in 2009 is limited to utilization at a rate of approximately $300,000 per year.

          No income taxes were paid for the years ended December 31, 1994, 1995 and 1996.


9. STOCKHOLDERS' EQUITY (DEFICIT)

COMMON STOCK

         In September 1995, the Company began a private placement of up to 2,666,667 shares of common stock to qualified investors. In September 1995, the Company sold 833,333 shares to an existing stockholder at $3.00 per share. Proceeds to the Company were $2,166,894 net of related offering costs of $333,106. The offering costs have been charged against additional paid-in capital. As described in Note 6, in December 1995 and March 1996, certain secured and demand note holders of the Company exchanged $1,805,698 of notes and accrued interest for 601,899 shares of common stock and 520,500 warrants in the offering. In April through June of 1996, the Company sold 304,016 shares of the offering to individual investors at $3.00 per share. Proceeds to the Company were $912,054. Additionally, in May and June of 1996, the Company converted $208,000 of accounts payable into 69,332 shares of the offering at $3 per share.

                 MULTIMEDIA ACCESS CORPORATION AND SUBSIDIARIES

STOCK OPTION PLAN

         In April 1995, the Company adopted its 1995 Stock Plan (1995 Stock Option Plan) under which 2,000,000 shares of the Company's common stock are reserved for issuance to officers, key employees and consultants of the Company. The objectives of the stock plan are to attract and retain qualified personnel for positions of substantial responsibility, and to provide additional incentives to employees and consultants to promote the success of the Company's business. Options granted under the plan may be incentive stock options or non-qualified stock options. The plan is administered by the Board of Directors. The options are granted at the discretion of the Board of Directors at an option price per share not less than fair market value, as determined by the Board of Directors, at the date of grant.

         In April 1995, the Company also adopted the 1995 Director Option Plan under which 250,000 shares of the Company's common stock are reserved for issuance to outside directors of the Company. The objective of the director plan is to attract and retain qualified personnel for service as outside directors of the Company, and to encourage their continued service to the Board. Only non-qualified stock options may be granted. Grants under the plan are automatic and nondiscretionary, and are issued at an option price per share not less than fair market value, as determined the Board of Directors, at the date of grant.

         Following is a summary of stock option activity from December 31, 1994 through December 31, 1996:


                                                                         Stock Options
                                                   ---------------------------------------------------------
                                                                                              Weighted-
                                                                                               Average
                                                          Number            Price Per       Exercise Price
                                                        of Shares             Share           Per Share
                                                   ---------------------------------------------------------
       Outstanding at December 31, 1994                    1,643,536      $ .04 - 3.00           $2.25

       Granted                                               693,258              3.00            3.00
       Exercised                                                   -                 -               -
       Forfeited                                             507,020       2.20 - 3.00            2.46
                                                   ---------------------
       Outstanding at December 31, 1995                    1,811,774        .04 - 3.00            2.48

       Granted                                               870,400       3.00 - 4.00            3.32
       Exercised                                                   -
       Forfeited                                             588,213        .20 - 3.00            2.55
                                                   ---------------------
        Outstanding at December 31, 1996                   2,093,961      $ .04 - 4.00           $2.81
                                                   =====================

         The weighted average grant-date fair value of options granted was $0.76 and $0.86 for the years ended December 31, 1995 and 1996, respectively.

         At December 31, 1996, 727,928 stock options at prices ranging from $.04 to $3.00 with a weighted- average exercise price of $2.29 and weighted-average remaining contractual life of 8.50 years were exercisable.

                 MULTIMEDIA ACCESS CORPORATION AND SUBSIDIARIES

WARRANTS

         The Company has issued warrants to purchase common stock of the Company in connection with certain notes payable (as described in Note 5) and as compensation for services rendered by various consultants and a financial consulting firm controlled by an officer, director, and stockholder of the Company. All warrants issued prior to 1995 have been exercised with the exception of the rights available to convertible debt holders as described in
Note 6. The following is a summary of warrant activity from December 31, 1994 through December 31, 1996:



                                                                             Warrants
                                                    -----------------------------------------------------------
                                                                                                Weighted-
                                                                                                 Average
                                                         Number of          Price Per        Exercise Price
                                                          Shares              Share               Share
                                                    -----------------------------------------------------------
        Outstanding at December 31, 1994                          -       $       0.00            $   0.00


        Granted                                           1,147,500        1.00 - 3.00                1.77
        Exercised                                                 -                  -                   -
                                                    --------------------
        Outstanding at December 31, 1995                  1,147,500        1.00 - 3.00                1.77

        Granted                                             376,505               3.00                3.00
        Exercised                                                 -                  -                   -
                                                    --------------------
        Outstanding at December 31, 1996                  1,524,005      $ 1.00 - 3.00            $   2.07
                                                    ====================

         At December 31, 1996, 1,449,005 warrants at prices ranging from $1.00 to $3.00 with a weighted-average exercise price of $2.02 were exercisable.

         Statement of Financial Accounting Standards No. 123, "Accounting For Stock Based Compensation," (SFAS123) requires the disclosure of pro forma net income and earnings per share information computed as if the Company had accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method set forth in SFAS 123. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for 1995 and 1996, respectively: risk-free interest rates of 6.4% and 6.1%, expected life of 5 years, zero dividend yield. Because the Company was not a public company until February 1997, the minimum value method provided by SFAS 123 was utilized for 1995 and 1996 assuming no volatility.

         The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimated, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. In addition, because SFAS 123 is applicable only to options granted subsequent to December 31, 1994, the pro forma information presented below is not necessarily indicative of the effects on reported net income in future years.

                 MULTIMEDIA ACCESS CORPORATION AND SUBSIDIARIES

         For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options vesting period. Pro forma information for the years ended December 31, 1995 and 1996 is as follows:

                                                          DECEMBER 31,
                                                   1995                 1996
                                           -------------------- -------------------
         Pro forma net loss                    $ (5,506,909)       $ (4,597,827)
         Pro forma net loss per share          $      (1.09)       $      (0.78)



10. COMMITMENTS AND CONTINGENCIES

         The Company leases office facilities under non-cancelable operating leases extending through 1998 with an average monthly rental of $15,793. The landlords pay all operating costs and real estate taxes associated with the office leases, which are subject to cost escalation not to exceed 4% annually. The Company is amortizing the total rent payments over the lease term on a straight-line basis. The Company also leases certain office and computer equipment under non-cancelable operating leases. Future minimum operating lease payments with initial or remaining terms of one year or more are as follows:

                                                      OPERATING
                                                        LEASES
                                                   ----------------

             Year ended December 31:
                1997                                   $176,715
                1998                                     14,843
                                                   ----------------
             Total minimum lease payments              $191,558
                                                   ================

         Rent expense was $233,305 and $247,765 for the years ended December 31, 1995 and 1996, respectively.

         The Company has entered into an employment contract with its Chief Executive Officer through February 1999 that provides for a minimum annual salary and incentives based generally on the Company's performance. Total compensation, including incentives, which was accrued and included in accrued compensation in the accompanying consolidated financial statements at December 31, 1995 was $112,929. No amounts were accrued at December 31, 1996 (See Note
5).

11. RELATED PARTY TRANSACTIONS AND OTHER MATTERS

         In February  1994 the Company  entered  into two  five-year  consulting agreements with two of its former directors, pursuant to which the Company agreed to pay monthly consulting fees of $5,000 to each individual. In March 1995 one of these consulting agreements was canceled with no further liability to the Company. In June 1996, the Company converted $80,000 of accounts payable owed on the remaining consulting agreement into 26,666 shares of common stock at $3.00 per share. By mutual agreement, effective May 1, 1996 consulting fees from the remaining consulting contract were suspended until the effective date of the initial public offering. Consulting fees charged to expense with respect to the aforementioned agreements for the years ended December 31, 1995 and 1996 were $72,500 and $20,000, respectively. Consulting fees of $72,500 and $12,500 remained accrued at December 31, 1995 and 1996, respectively.

                 MULTIMEDIA ACCESS CORPORATION AND SUBSIDIARIES

         In May 1996, the Company issued 5,005 three-year warrants to purchase Company stock at $3.00 per share to a company which is partially owned by the Chief Executive Officer of the Company. The warrants were issued as consideration for consulting services rendered during 1996. The fair market value of the warrants of $.50 as determined by independent appraisal and fees of $2,503 were charged to expense during 1996. Consulting fees of $11,692 and $8,130 remained accrued at December 31, 1995 and 1996, respectively for consulting services rendered during 1994. Additionally, $12,500 and $3,562 of consulting fees were paid in 1995 and 1996, respectively for consulting services rendered in 1994.

         From October 1994 through January 1995, the Company issued to four principal stockholders, a principal stockholder and director of the Company and the spouse of another principal stockholder and former director, convertible notes totaling $1,905,000 under the terms described in Note 6. Holders of this debt elected to convert their convertible notes into common stock of the Company at the initial offering price per share upon consummation of the initial public offering.

         From February through April 1995, the Company issued to five principal stockholders of the Company secured notes totaling $1,070,000 under the terms described in Note 5. During December 1995, $781,000 of these secured notes were exchanged for equity securities of the Company under the terms described in Note 5.

         During June and July 1995, the Company issued to three principal stockholders of the Company demand notes totaling $310,000 under the terms described in Note 5. During December 1995, $250,000 of these secured notes were exchanged for equity securities of the Company under the terms described in Note 5.

         In January and February 1996, the Company issued to a principal stockholder of the Company, secured notes totaling $650,000 under the terms as described in Note 5. During March 1996, these secured notes were exchanged for equity securities of the Company under the terms described in Note 5.

         During July 1996, the Company issued $1,000,000 of secured convertible debt to a principal stockholder of the Company. The convertible debt bears interest at 8% . Principal of $500,000 matures on demand 10 days subsequent an initial public offering of the Company's equity securities or 180 days from date of issue, and the balance matures in 18 months. As an incentive to advance the debt, the stockholder was issued 100,000 three-year warrants to purchase Company stock at $3.00 per share.

         During July 1996, the Company issued to a stockholder and former director of the Company, 75,000 three-year warrants to purchase Company stock at $3.00 per share pursuant to the terms of a consulting agreement more fully described in Note 10. Based on an independent appraisal, the fair market value of these warrants of $15,000 was charged to consulting fees in 1996.

         During October 1996, the Chief Executive Officer of the Company agreed to defer receipt of $164,154 principal amount of Secured and Demand Notes, accrued interest of $41,154 and accrued salary and bonuses of $127,781 until February of 1998 under the terms described in Note 5.

         In November and December of 1996, the Company issued $700,000 of unsecured debt to two principal stockholders of the Company. The unsecured debt bears interest at 8% and matures on demand 10 days subsequent to an initial public offering of the Company's equity securities or 180 days from the date of issue. As an incentive to advance the debt, the stockholder's were issued 70,000 three-year warrants to purchase Company stock at $3.00 per share.

                 MULTIMEDIA ACCESS CORPORATION AND SUBSIDIARIES

12. Subsequent Events and Pro Forma Adjustments to Balance Sheet (Unaudited)

         In January and February of 1997, the Company issued $600,000 of unsecured debt to two principal stockholders of the Company. The unsecured debt bears interest at 8% and is due on demand 10 days subsequent to an initial public offering of the Company's equity securities or 180 days from the date of issue. As an incentive to advance the debt, the stockholders were issued 60,000 three-year warrants to purchase Company stock at $3.00 per share.

         The pro forma balance sheet as of December 31, 1996 (unaudited) gives effect to the following transactions in connection with the initial public offering which occurred in February 1997:

o  Issuance of $600,000 of additional 8% bridge notes.
o Receipt of net proceeds of $5,342,000 from the issuance of 1,400,000 shares of Common Stock and 1,400,000 Public Warrants in the initial public offering, and 210,000 shares of Common Stock and 210,000 Public Warrants upon exercise of the underwriters over-allotment option.
o Conversion of $5,345,300 principal amount of convertible and bridge notes together with accrued interest of $367,827 into 1,241,977 shares of Common Stock and Public Warrants in the offering.
o Repayment of $247,250 principal amount of convertible notes and $377,548 principal amount of secured and demand notes together with total accrued interest of $209,473.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     There have been no disagreements concerning any matter of accounting principle or financial statement disclosure between the Company and its independent auditors.


                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16 (a) of the Exchange Act.

     The information required by this item is incorporated by reference to disclosure in the Company's Proxy Statement cl to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report ("Proxy Statement").

Item 10. Executive Compensation

     The information required by this item is incorporated by reference to the Proxy Statement.

Item 11. Security Ownership of Certain Beneficial Owners and Management

     The information required by this item is incorporated by reference to the Proxy Statement.

Item 12.  Certain  Relationships  and  Related  Transactions

     The infomation required by this item is incorporated by reference to the Proxy Statement.

Item 13.  Exhibits and Report on Form 8-K

     a)  Exhibits

         See Exhibit index.

     b)  Reports on Form 8-K

         None

                                   SIGNATURES
                                ---------------

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

               Date                    MultiMedia Access Corporation
              ------

        March 28, 1997                 By: /s/ William S. Leftwich
                                          ------------------------------------
                                           William S. Leftwich
                                           Chief Financial Officer and
                                           Asst.  Secretary


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

               Date                     MultiMedia Access Corporation
              ------

           March 28, 1997               By: /s/ Glenn A. Norem
                                           ------------------------------------
                                            Glenn A. Norem
                                            Director and Chief Executive Officer


           March 28, 1997               By: /s/ William S. Leftwich
                                           ------------------------------------
                                            William S. Leftwich
                                            Chief Financial Officer and
                                            Asst.  Secretary


           March 28,1997                By: /s/ William D. Jobe
                                           ------------------------------------
                                            William D. Jobe
                                            Director and Chairman of the Board


           March 28, 1997               By: /s/ Joe C. Culp
                                           ------------------------------------
                                            Joe C. Culp
                                            Director

                                  EXHIBIT INDEX

                                                                    Sequential
Exhibit                                                              Page
Page No                      Description of Exhibit                  Number
-------                                                             ----------

1       Form of Underwriting Agreement (1)
2       Agreement and Plan of Merger and Reorganization (1)
3(a)    Certificate of Incorporation (1)
3(b)    Amendment to Certificate of Incorporation (1)
3(c)    Restated  By-Laws (1)
4(a)    Form of Common Stock  Certificate  (1)
4(b)    Form of Warrant  Certificate (1)
4(c) Form of Warrant Agreement between the Company and Continental Stock Transfer & Trust Company (1)
4(d)    Form of  Representative's Warrant Agreement (1)
5 Opinion of The Stoppelman Law Firm, P.C. on Legality of Securities Being Registered (1)
9(a) Voting Trust Agreement between Robert M. Sterling, Jr. and Thomas E. Brown (1)
9(b)    Voting Trust  Agreement  between  Robert P. Bernardi
        and Richard Bernardi (1)
9(c)    Form of Lock-Up Agreement (1)
9(d)    Lock-Up Agreement with Robert Sterling Trust (1)
9(e)    Lock-Up Agreement with Robert Bernardi Trust (1)
9(f)    Lock-Up Agreement with Michael Nissenbaum (1)
10(a)   Modified  Employment  Agreement  between the Company
        and Glenn A. Norem (1)
10(b) Modified Consulting Agreement between the Company and Sterling Capital Group Inc. (1)
10(c)   Form  of   Indemnification   Agreement  between  the
        Company and Executive Officers and Directors (1)
10(d)   1995 Stock Option Plan (1)
1O(e)   1994 Stock Option Plan (1)
10(f)   1993  Viewpoint  Stock Plan (1)
10(g)   1995  Director Option Plan (1)
10(h)   Lease  Agreement   between  the  Company  and  Metro
        Squared, L P(1)
10(i)   Employee  Stock Purchase Plan (1)
10(j)   Licensing  Agreement  between  the  Company and Boca
        Research, Inc. (1)
10(k)   Agreement  between the Company and UniSyS(TM)  (1)
10(l)   Employment  Agreement between the Company and Philip
        M. Colquhoun (1)
10(m)   Employment Agreement between the Company and William
        S. Leftwich (1)
10(n)   Employment  Agreement  between the Company and David
        T. Stoner (1)
10(o)   Employment  Agreement  between  the Company and Neal
        Page (1)
10(p)   Employment  Agreement  between  the  Company  and A.
        David Boomstein (1)
1O(q)   Employment  Agreement between the Company and Daniel
        W. Dodson (1)
10(r)   Lease  between  the  Company  and  Burlingame   Home
        Office, Inc. (1)
10(s)   Lease   between  the   Company   and  Family   Funds
        Partnership (1)
10(t)   Agreement between the Company and Catalyst Financial
        Corporation (1)
10(u) Promissory Note by the Company payable to Robert Rubin dated September 5, 1996. (1)
10(v) Promissory Note by the Company payable to M. Douglas Adkins dated November 15, 1996. (1)
1O(w) Promissory Note by the Company payable to H.T. Ardinger dated November 15, 1996. (1)
1O(x) Promissory Note by the Company payable to H.T. Ardinger dated January 15, 1997. (1)
10(y) Promissory Note by the Company payable to Adkins Family Partnership, Ltd. dated January 15, 1997. (1)
11      Calculation of Net Loss Per Share
21      List of Subsidiaries of the Company (1)
27      Financial Data Schedule




(1)Incorporated by reference to the Registration Statement on Form SB-2 and all amendments thereto as declared effective on February 4, 1997.