Form 10-Q
period 1997-03-31
MULTIMEDIA ACCESS CORP
filed 1997-05-14
CIK 921313

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

         (Mark One)

          [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE PERIOD ENDED March 31, 1997.

          [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO
               --------- .

Commission File Number:   333-09935


                          MULTIMEDIA ACCESS CORPORATION
        (Exact Name of Small Business Issuer as Specified in its Charter)

               Delaware                                     75-2528700
    (State or other Jurisdiction of               (I.R.S. Employer Incorporation
    Incorporation or Organization)                      Identification No.)


    2665 Villa Creek Drive, Suite 200, Dallas, TX                   75234
      (Address of principal executive offices)                   (Zip Code)

                                  972/488-7200
                           (Issuer's Telephone Number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes X  No


As of May 6, 1997, 7,906,291 shares of the Registrant's common stock were outstanding.

                 MULTIMEDIA ACCESS CORPORATION AND SUBSIDIARIES
                              INDEX TO FORM 10-QSB


PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements
    Consolidated Balance Sheets at December 31, 1996 and
       March 31, 1997
(Unaudited)....................................................................3
    Consolidated Statements of Operations for the three Months ended
       March 31, 1996 and
1997(Unaudited)................................................................4
    Consolidated Statement of Stockholders' Equity (Deficit) for the
       three months ended March 31,
1997...........................................................................5
    Consolidated Statements of Cash Flows for the three months ended
       March 31, 1996 and 1997
(Unaudited)....................................................................6
    Notes to Consolidated Financial
Statements.....................................................................7

  Item 2.  Management's Discussion and Analysis of Financial Condition
    and Results of
Operations.....................................................................9

PART II.  OTHER  INFORMATION
 ..............................................................................11

SIGNATURES
 ..............................................................................12

                 MULTIMEDIA ACCESS CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                                                   DECEMBER 31,           MARCH 31,
                                      ASSETS                                           1996                 1997
                                                                                ==================    =================
Current assets:
  Cash and cash equivalents                                                      $         18,539       $    3,665,196
  Accounts receivable, less allowance for  doubtful accounts of $43,000
    at December 31, 1996 and $42,000 at March 31, 1997 (unaudited)                        185,564              153,568
  Inventory                                                                               310,133              450,334
  Prepaid expenses                                                                         46,239               66,607
  Deferred charges                                                                        504,295                    0
                                                                                ------------------    -----------------
         Total current assets                                                           1,064,770            4,335,705

Property and equipment, net                                                               460,895              549,529
Software development costs, net                                                           147,321              176,403
Deposits                                                                                   18,272               23,699
                                                                                ------------------    -----------------

         Total assets                                                            $      1,691,258       $    5,085,336
                                                                                ==================    =================

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable                                                               $        682,689       $      351,134
  Accrued compensation                                                                    239,707              186,460
  Deferred revenue                                                                         15,591               15,591
  Other accrued liabilities                                                               857,260              195,160
  Short-term debt, officer                                                                533,089              311,243
  Short-term debt, other                                                                1,966,202                6,246
  Current portion of long-term debt                                                     3,177,550                    0
                                                                                ------------------    -----------------
         Total current liabilities                                                      7,472,088            1,065,834


Commitments

Stockholders' equity (deficit):
  Preferred stock, $.0001 par value:
    Authorized shares - 5,000,000
    Issued shares - none                                                                        0                    0
  Common stock, $.0001 par value:
    Authorized shares - 20,000,000
    Issued and outstanding shares - 5,315,811at December 31, 1996
      and 8,167,788 at March 31, 1997 (unaudited)                                             532                  817
  Additional paid-in capital                                                            6,602,572           17,809,152
  Accumulated deficit                                                                 (12,372,028)         (13,778,561)
  Treasury stock,  261,497 shares at December 31, 1996 and
      March 31, 1997 (unaudited)                                                          (11,906)             (11,906)
                                                                                ------------------    -----------------
         Total stockholders' equity (deficit)                                          (5,780,830)           4,019,502
                                                                                ------------------    -----------------

         Total liabilities and stockholders' equity (deficit)                    $      1,691,258       $    5,085,336
                                                                                ==================    =================

Note: The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.


                             See accompanying notes.

                 MULTIMEDIA ACCESS CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                            FOR THE THREE MONTHS ENDED
                                                                     MARCH 31,
                                                --------------------------------------------------
                                                        1996                        1997
                                                ======================      ======================
NET SALES                                        $            410,454          $          259,533

Cost of goods sold                                            175,585                     116,556
                                                ----------------------      ----------------------

GROSS PROFIT                                                  234,869                     142,977

Operating expenses:
  Selling, general and administrative                         579,285                     731,971
  Research and development                                    546,399                     562,125
  Depreciation and amortization                                50,265                      59,080
                                                ----------------------      ----------------------
      Total operating expenses                              1,175,949                   1,353,176
                                                ----------------------      ----------------------

OPERATING LOSS                                               (941,080)                 (1,210,199)

Other income (expense):
  Dividend and interest income                                     49                      18,427
  Interest expense                                           (117,946)                   (216,047)
  Other                                                             0                       1,286
                                                ----------------------      ----------------------
      Total other income (expense)                           (117,897)                   (196,334)
                                                ----------------------      ----------------------

NET LOSS                                          $        (1,058,977)         $       (1,406,533)
                                                ======================      ======================

NET LOSS PER SHARE                                $             (0.18)         $            (0.21)
                                                ======================      ======================

WEIGHTED AVERAGE NUMBER OF  COMMON AND
  COMMON EQUIVALENT SHARES OUTSTANDING                      5,753,573                   6,622,790
                                                ======================      ======================


                             See accompanying notes.

                 MULTIMEDIA ACCESS CORPORATION AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
             FOR THE THREE MONTHS ENDED MARCH 31, 1997 (UNAUDITED)

                                                                             ADDITIONAL        STOCK
                                            COMMON STOCK                      PAID-IN      SUBSCRIPTIONS
                                                 SHARES     PAR VALUE         CAPITAL        RECEIVABLE
                                            ================================================================

BALANCE,  DECEMBER 31, 1996                    5,315,811       $532       $6,602,572            $0

  Sale of Common Stock and Public
    Warrants, net of expenses                  1,610,000        161        5,427,077             0

  Exchange of short-term and
    long-term debt for Common Stock
    and Public Warrants                        1,241,977        124        5,713,003             0

  Fair market value of warrants issued
    for inducement of debt                             0          0           66,500             0

  Net Loss                                             0          0                0             0


                                            ==============================================================
BALANCE,  MARCH  31, 1997                      8,167,788       $817      $17,809,152             0
                                            ==============================================================

                                                                                    TOTAL
                                                 ACCUMULATED       TREASURY     STOCKHOLDERS'
                                                   DEFICIT           STOCK     EQUITY (DEFICIT)
                                            =======================================================

BALANCE,  DECEMBER 31, 1996                  $(12,372,028)      $(11,906)      $(5,780,830)

  Sale of Common Stock and Public
    Warrants, net of expenses                           0              0         5,427,238

  Exchange of short-term and
    long-term debt for Common Stock
    and Public Warrants                                 0              0         5,713,127

  Fair market value of warrants issued
    for inducement of debt                              0              0            66,500

  Net Loss                                     (1,406,533)             0        (1,406,533)


                                            ===============================================
BALANCE,  MARCH  31, 1997                    $(13,778,561)      $(11,906)      $ 4,019,502
                                            ===============================================


                             See accompanying notes.

                 MULTIMEDIA ACCESS CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                  FOR THE THREE MONTHS ENDED
                                                                            MARCH 31,
                                                              ==================================
                                                                  1996                 1997
                                                              =============       ==============
OPERATING ACTIVITIES:
  Net loss                                                     $(1,058,977)        $(1,406,533)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depreciation of fixed assets                                  37,563              43,729
      Amortization of software development costs                    12,702              15,351
      Non-cash charges to interest expense                               0             155,667
      Changes in operating assets and liabilities:
        Accounts receivable                                       (237,960)             31,996
        Inventory                                                 (194,597)           (140,201)
        Prepaid expenses                                            (6,793)            (20,368)
        Due from debt holder                                       315,300                   0
        Deferred charges                                           (55,499)            415,128
        Deposits                                                       (75)             (5,427)
        Accounts payable                                           418,766            (331,555)
        Accrued compensation                                       (82,038)            (53,247)
        Deferred revenue                                           (16,003)                  0
        Other accrued liabilities                                  203,083            (281,119)
                                                              -------------      --------------
               Net cash used in operating activities              (664,528)         (1,576,579)
                                                              -------------      --------------

INVESTING ACTIVITIES:
  Purchase of property and equipment                               (80,032)           (132,363)
  Software development costs                                             0             (44,433)
                                                              -------------      --------------
               Net cash used in investing activities               (80,032)           (176,796)
                                                              -------------      --------------

FINANCING ACTIVITIES:
  Net proceeds from issuance of short-term
    and long-term debt                                             735,000             210,202
  Net repayment of short-term debt-officer                               0            (235,000)
  Other                                                             (2,192)             (2,408)
  Net proceeds from sale of common stock and warrants                    0           5,427,238
                                                              -------------      --------------
               Net cash provided by financing activities           732,808           5,400,032
                                                              -------------      --------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS               (11,752)          3,646,657

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                      16,605              18,539
                                                              -------------      --------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                       $     4,853         $ 3,665,196
                                                              =============      ==============



                             See accompanying notes.

                 MULTIMEDIA ACCESS CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

    The accompanying unaudited interim consolidated financial statements include the accounts of MultiMedia Access Corporation and its wholly-owned subsidiaries, Viewpoint Systems, Inc., VideoWare, Inc. and Osprey Technologies, Inc. (collectively, the Company). All material inter-company accounts and transactions have been eliminated in consolidation.

    The interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB filed March 28, 1997.

2. SALE OF COMMON STOCK

    In February 1997, the Company completed an underwritten initial public offering of 1,400,000 shares of its Common Stock and 1,400,000 Redeemable Common Stock Purchase Warrants (Public Warrants). The shares of Common Stock and the Public Warrants were sold on the basis of one Public Warrant for each share of Common Stock at a unit price to the public of $4.60, and were separately transferable immediately upon issuance. In March 1997 the Company issued an additional 210,000 shares of Common Stock and Public Warrants upon exercise of the underwriter's over-allotment option. The Company received net proceeds of $5,427,000 during February and March 1997 related to this sale. The proceeds, net of expenses related to the offering, are to be used primarily for marketing activities in connection with the Company's products, to complete the development of additional product and software applications, for repayment of certain loans and to fund its working capital requirements (See Note 3).

3. NOTES PAYABLE

    During January and February of 1997, the Company issued $600,000 of 8% unsecured notes to two principal stockholders of the Company. The notes were due on demand 10 days subsequent to an initial public offering of the Company's equity securities or 180 days from date of issue. During February of 1997 these notes were converted into Common Stock and Public Warrants in the offering as described below.

    During February of 1997, the Company converted $1,915,000 principal amount of 8% unsecured bridge notes and $1,000,000 principal amount of 8% secured convertible notes into 633,694 shares Common Stock and Public Warrants of the offering at $4.60 per share. Additionally, during February of 1997, the Company paid accrued interest of $76,634 to the converting debt holders.

    During February of 1997, the Company converted $2,240,300 principal amount of 8% convertible debt together with accrued interest of $367,827 into 608,283 shares of Common Stock and Public Warrants of the offering at $4.60 per share. Additionally, during February 1997, the Company repaid $247,250 principal amount of 8% convertible debt together with accrued interest of $105,229.


    During February of 1997, the Company repaid $257,548 principal amount of 15% secured notes and $120,000 principal amount of non-interest bearing unsecured notes together with total accrued interest of $14,110.

                 MULTIMEDIA ACCESS CORPORATION AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


4. NET LOSS PER SHARE

    Net loss per share is computed based on the weighted average number of common and common equivalent shares outstanding. The Company has computed common and common equivalent shares in determining the number of shares used in calculating earnings per share for the three months ended March 31, 1996 pursuant to the Securities and Exchange Commission Staff Accounting Bulletin
(SAB) No. 83. SAB No. 83 requires the Company to include all common shares and all common share equivalents issued in the 12 month period preceding the filing date of the initial public offering in its calculation even if anti-dilutive. Net loss per share for the three months ended March 31, 1997 has been computed in accordance with AICPA Accounting Principles Board Opinion No. 15 and does not include common share equivalents since their effect is anti-dilutive.

    The FASB has issued Statement of Financial Accounting Standards No. 128, Earnings per Share, which is effective for financial statements issued after December 15, 1997. Early adoption of the new standard is not permitted. The new standard eliminates primary and fully diluted earnings per share and requires presentation of basic and diluted earnings per share together with disclosure of how the per share amounts were computed. Because the application of SAB No. 83 in calculation of per share amounts under FAS 128 is presently uncertain, the Company is unable to determine the effect of this standard on its historical per share amounts.

                 MULTIMEDIA ACCESS CORPORATION AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

    MultiMedia Access Corporation develops and markets advanced video communications products. The Company delivers high-performance, low-cost products and integrates video capabilities into existing desktop computers, applications and networks, delivering standards-based video solutions to the PC and workstation marketplace.

    This Form 10-QSB contains forward-looking statements which involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, product demand and market acceptance risks, the impact of competitive products and pricing, product development, commercialization and technological difficulties, capacity and supply constraints or difficulties, general business and economic conditions, the effect of the Company's accounting policies and other risks detailed in the Company's Annual Report, Form 10-KSB and other filings with the Securities and Exchange Commissions.

RESULTS OF OPERATIONS

Quarter Ended March 31, 1997 compared to Quarter Ended March 31, 1996.

    Net Sales. Net sales for the quarter ended March 31, 1997 decreased to $259,533 from $410,454 reported for the same period last year. In the first quarter of 1996, the Company had product sales to three customers that did not purchase any significant amount of product after the first quarter of 1996.
Absent these custom and non-recurring sales, which totaled approximately $261,000, a comparison of period to period sales reflects an increase of approximately $110,000.

    Approximately 82% of sales in the first quarter of 1997 were sales of Osprey products, principally for the Osprey-1000 and Osprey-1100 and their related Developer Kits. While sales of Osprey products are expected to increase dramatically for the balance of 1997 as new products are developed and marketed and new contracts are finalized, the percentage of Osprey products to total sales are expected to decline as the Company also expects to see a significant increase in VBX product revenue over the final three quarters of the year.

    Cost of Goods Sold. Cost of goods sold decreased $59,029 to $116,556 for the quarter ended March 31, 1997 compared to the same period last year, primarily due to the decline in net sales described above. Gross profit margin for the quarter ended March 31, 1997 was 55.1%, representing a slight decline from the 57.2% margin reflected in the same period last year. The decrease can be attributed primarily to consulting and custom programming revenue in the first quarter of 1996 of $50,000 that was substantially greater than the same period in 1997 and which has little or no associated cost of goods sold.

    Selling, General and Administrative Expense. Selling, general and administrative expenses increased from $579,285 in the first quarter of 1996 to $731,971 in the first quarter of 1997 primarily due to a significant expansion of the Company's sales and marketing efforts. By the end of the first quarter of 1997, the Company had filled six sales positions that did not exist during the same period in 1996. This increase in the sales staff was anticipated in the Use of Proceeds discussion in the Company's Form SB-2, effective February 4, 1997, as filed with the SEC.

    Research and Development Expense. Research and development expense of $562,125 for the quarter ended March 31, 1997 was essentially unchanged from the same period in 1996.

                 MULTIMEDIA ACCESS CORPORATION AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (CONTINUED)

    Other Income (Expense). For the quarter ended March 31, 1997, other expense increased $78,437 to $196,334 compared to the same period in 1996. This increase is primarily caused by the write-off of debt issue costs related to debt converted to equity at the Company's initial public offering in February 1997. This write-off was recorded as additional interest expense.

LIQUIDITY AND CAPITAL RESOURCES

    The Company successfully completed an initial public offering of its Common Stock and Redeemable Common Stock Purchase Warrants on February 7, 1997 and on March 13, 1997 sold the over-allotment option, raising a total of $5,427,000 of net proceeds. It is anticipated that the proceeds from the initial public offering, together with the cash flow generated from operations in 1997 will be sufficient to fund the operations of the Company for at least the next twelve months. During 1997, with the proceeds of the offering, the Company is endeavoring to build an effective marketing and sales organization, develop a network of independent resellers and achieve market acceptance of its products at prices and volumes which will, in the future, result in profitable operations. However, the Company expects operating losses to continue until such time as gross margins from the sales of its products exceeds its development, selling, administrative and financing costs. In the event that the Company's plans change or its assumptions change or prove to be inaccurate or if the proceeds of the initial public offering prove to be insufficient to fund operations (due to unanticipated expenses or difficulties or otherwise), the Company may be required to seek additional financing sooner than currently anticipated.

    The Company currently has no committments for additional financing. The Company may seek additional financing to provide additional working capital in the future. Such financing may include loans or lines of credit and could include factoring agreements.

    At March 31, 1997, the Company had working capital of $3,276,117. Until the completion of its initial public offering on February 7, 1997, the Company was dependent upon loans from its principal stockholders, as well as private placements of its debt and equity securities, to finance its working capital requirements. At March 31, 1997, the Company did not have any material commitments for capital expenditures.

                 MULTIMEDIA ACCESS CORPORATION AND SUBSIDIARIES
                                OTHER INFORMATION




PART II:  OTHER INFORMATION

         Item 1.  Legal Proceedings
                           (Not Applicable)

         Item 2.  Changes in Securities
                           (Not Applicable)

         Item 3.  Defaults Upon Senior Securities
                           (Not Applicable)

         Item 4.  Submission of Matters to a Vote of Security Holders
                           (None)

         Item 5.  Other Information
                           (None)

         Item     6.  Exhibits and Reports on Form 8-K
                      (a)  Exhibits filed with this report:
                              Exhibit 11:  Computation of Earnings Per Share
                              Exhibit 27:  Financial Data Schedule

                                   SIGNATURES




    In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          MultiMedia Access Corporation
                                          -----------------------------
                                          (registrant)




                                         BY:

Date:  May 12, 1997                      /s/ WILLIAM S. LEFTWICH
       ------------                      -----------------------
                                         William S. Leftwich
                                         Chief Financial Officer
                                         Principal Financial Officer