Form 10QSB
period 1997-06-30
MULTIMEDIA ACCESS CORP
filed 1997-08-14
CIK 921313

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-QSB

     (Mark One)

     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE PERIOD ENDED JUNE 30, 1997.

     [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO_____________________.

Commission File Number: 0-29020

                          MULTIMEDIA ACCESS CORPORATION
        (Exact Name of Small Business Issuer as Specified in its Charter)

          Delaware                                   75-2528700
(State or other Jurisdiction of              (I.R.S. Employer Incorporation
 Incorporation or Organization)                    Identification No.)


 2665 Villa Creek Drive, Suite 200, Dallas TX                    75234
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


As of August 11, 1997, 7,910,291 shares of the Registrant's common stock were outstanding

                 MULTIMEDIA ACCESS CORPORATION AND SUBSIDIARIES
                              INDEX TO FORM 10-QSB


PART I. FINANCIAL INFORMATION

 Item 1. Financial Statements

 Consolidated  Balance  Sheets  at  December  31,  1996 and June 30,  1997
  (Unaudited) .................................................................3

 Consolidated Statements of Operations for the Three Months ended June 30,
  1996 and 1997  (Unaudited)  and the Six Months  ended June 30,  1996 and
  1997 (Unaudited) ............................................................4

 Consolidated  Statement of  Stockholders'  Equity  (Deficit)  for the Six
  Months ended June 30, 1997 (Unaudited) ..................................... 5

 Consolidated  Statements  of Cash Flows for the Six Months ended June 30,
  1996 and 1997 (Unaudited)................................................... 6

 Notes to Consolidated Financial Statements................................... 7

 Item 2 Management's  Discussion  and Analysis of Financial  Condition and
  Results of Operations........................................................9

PART II. OTHER INFORMATION .................................................. 11

SIGNATURES................................................................... 12

              MULTIMEDlA ACCESS CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS

                                                                                  DECEMBER 31,           JUNE 30,
                   ASSETS                                                             1996                 1997
                                                                                  -------------       -------------
                                                                                                        (UNAUDITED)
Current assets:
 Cash and cash equivalents                                                        $     18,539        $  1,454,648
 Accounts receivable,  less allowance for doubtful accounts of $43,000
  at December 31,  1996 and $29,000 at June 30, 1997                                   185,564             329,257
 Inventory                                                                             310,133           1,409,861
 Prepaid expenses                                                                       46,239             114,962
 Deferred charges                                                                      504,295               1,606
                                                                                  -------------       -------------
      Total current assets                                                           1,064,770           3,310 334

Property and equipment, net                                                            460,895             716,013
Software development costs, net                                                        147,321             172,249
Deposits                                                                                18,272              23,706
                                                                                  -------------       -------------
       Total assets                                                               $  1,691,258        $  4,222,302
                                                                                  =============       =============
         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable                                                                   $ 682,689        $  1,015,708
  Accrued compensation                                                                 239,707             240,625
  Deferred revenue                                                                      15,591                  --
  Other accrued liabilities                                                            857,260             191,320
  Short-term debt, officer                                                             533,089             311,243
  Short-term debt, other                                                             1,966,202               3,780
  Current portion of long-term debt                                                  3,177,550                  --
                                                                                  -------------       -------------
       Total current liabilities                                                     7,472,088           1,762,676

Commitments
Stockholders' equity (deficit):
 Preferred stock $.0001 par value;
  Authorized shares - 5,000,000
  Issued shares - none                                                                      --                  --
 Common stock $ .0001 par value;
  Authorized shares - 20,000,000
  Issued and outstanding shares - 5,315,811 at December 31,1996
   and 8,171,788 at June 30, 1997                                                          532                 817
  Additional paid-in capital                                                         6,602,572          17,821,152
  Accumulated deficit                                                              (12,372,028)        (15,350,437)
  Treasury stock, 261,497 shares at December 31, 1996 and
   June 30, 1997                                                                       (l1,906)            (11,906)
                                                                                  -------------       -------------
       Total stockholders' equity (deficit)                                         (5,780,830)          2,459,626
                                                                                  -------------       -------------
       Total liabilities and stockholders' equity (deficit)                       $  1,691,258        $  4.222.302
                                                                                  =============       =============

Note:The balance sheet at December 31, 1996  has  been  derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                             See accompanying notes
                                        3

                 MULTIMEDIA ACCESS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                              FOR THE THREE MONTHS ENDED       FOR THE SIX MONTHS ENDED
                                                       JUNE 30,                         JUNE 30,
                                             ---------------------------     --------------------------
                                                1996             1997             1996           1997
                                             ----------      -----------     -----------      -----------
 NET SALES                                   $  266,265      $   574,568     $   676,719      $   834,101

 Cost of goods sold                              89,795          294,907         265,380          410,763
                                             ----------      -----------     -----------      -----------
 GROSS PROFIT                                   176,470          280,361         411,339          423,338

 Operating expenses:
  Selling, general and administrative           550,263        1,129,626       1,129,548        1,861,597
  Research and development                      463,455          682,235       1,009,854        1,244,360
  Depreciation and amortization                  51,042           75,587         101,307          134,667
                                             ----------      -----------     -----------      -----------
      Total operating expenses                1,064,760        1,887,448       2,240,709        3,240,624
                                             ----------      -----------     -----------      -----------
 OPERATING LOSS                                (888,290)      (1,607,087)     (1,829,370)      (2,817,286)

 Other Income (expense):
  Dividend and interest income                       10           31,384              59           49,811
  Interest expense                             (110,900)         (11,767)       (228,846)        (227,814)
  Other                                              --           15,594               -           16,880
                                             ----------      -----------     -----------      -----------
     Total other income (expense)              (110,890)          35,211        (228,787)        (161,123)
                                             ----------      -----------     -----------      -----------
 NET LOSS                                    $ (999,180)     $(1,571,876)    $(2,058,157)     $(2,978,409)
                                             ==========      ===========     ===========      ===========

 NET LOSS PER SHARE                          $    (0.17)     $     (0.20)    $     (0.35)     $     (0.41)
                                             ==========      ===========     ============     ===========
 WEIGHTED AVERAGE NUMBER OF COMMON AND
 COMMON EQUIVALENT SHARES OUTSTANDING         5,929,139        7,907,434       5,858,477        7,268,660
                                             ==========      ===========     ============     ===========



                             See accompanying notes
                                       4

                 MULTIMEDIA ACCESS CORPORATION AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
               FOR THE SIX MONTHS ENDED JUNE 30, 1997 (UNAUDITED)

                                                             ADDITIONAL      STOCK                                       TOTAL
                                        COMMON STOCK          PAID-IN     SUBSCRIPTIONS  ACCUMULATED     TREASURY     STOCKHOLDERS'
                                      SHARES    PAR VALUE     CAPITAL      RECEIVABLE     DEFICIT          STOCK    EQUITY (DEFICIT)
                                   -----------  -----------  -----------  -------------- -------------   ---------  ----------------
BALANCE, DECEMBER 31, 1996          5,315,811   $   532      $ 6,602,572  $       --     $(12,372,028)  $(11,906)   $(5,780,830)

Sale of Common Stock; and Public
Warrants, net of expenses           1,610,000       161        5,427,077          --               --         --      5,427,238

Exchange of short-term and
long-term debt  for Common Stock
and Public Warrants                 1,241,977       124        5,713,003          --               --         --      5,713,127
Fair  market value of warrants
 issued for inducement of debt             --        --           66,500          --               --         --         66,500
Exercise of warrants                    4,000        --           12,000          --               --         --         12,000
Net loss                                   --        --               --          --       (2,978,409)        --     (2,978,409)
                                    ---------   -------      -----------  ----------     ------------   --------    -----------
Balance, June 30,1997               8,171,788   $   817      $17,821,152          --     $(15,350,437)  $(11,906)   $ 2,459,626
                                    =========   =======      ===========  ==========     ============   ========    ===========

                             See accompanying notes

                       MULTIMEDIA ACCESS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (UNAUDITED)

                                                             FOR THE SIX MONTHS ENDED
                                                                     JUNE 30,
                                                             ------------------------
                                                               1996          1997
                                                           -------------  ------------
OPERATING ACTIVITIES;
   Net loss                                                 $(2,058,157)  $(2,978,409)
   Adjustments to reconcile net loss to net cash
    used in operating activities:
     Depreciation of fixed assets                                75,902        99,367
     Amortization of software development costs                  25,404        35,300
     Non-cash charges to interest expense                            --       155,667
     Changes in operating assets and liabilities:
     Accounts receivable                                        (96,464)     (143,693)
     Inventory                                                 (148,528)   (1,099,728)
     Prepaid expenses                                           (20,380)      (68,723)
     Due from debt holder                                       315,300            --
     Deferred charges                                          (132,976)      413,522
     Deposits                                                       (75)       (5,434)
     Accounts payable                                           449,369       333,019
     Accrued compensation                                       (81,289)          918
     Deferred revenue                                           (59,922)      (15,591)
     Other accrued liabilities                                  332,566      (284,959)
                                                           -------------  ------------
          Net cash used in operating activities              (1,399,250)   (3,558,744)
                                                           -------------  ------------

 INVESTING ACTIVITIES
     Purchase of property and equipment                         (85,901)     (354,485)
     Software development costs                                      --       (60,228)
                                                           -------------  ------------
          Net cash used in investing activities                 (85,901)     (414,713)
                                                           -------------  ------------
 FINANCING ACTIVITIES:
     Net proceeds from issuance of short-term
     and long-term debt                                         835,000       210,202
     Net repayment of short-term debt-officer                        --      (235,000)
     Other                                                       (4,436)       (4,874)
     Net proceeds from sale of common stock and warrants        692,054     5,439,238
                                                           -------------  ------------
          Net cash  provided  by  financing  activities       1,522,618     5,409,566
                                                           -------------  ------------

NET INCREASE  (DECREASE) IN CASH AND EQUIVALENTS                 37,467     1,436,109
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                   16,605        18,539
                                                           -------------  ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                    $    54,072   $ 1,454,648
                                                           =============  ============


                             See accompanying notes.
                                        6

                 MULTIMEDIA ACCESS CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

     The accompanying unaudited interim consolidated financial statements include the accounts of MultiMedia Access Corporation and its wholly-owned subsidiaries. Viewpoint Systems, Inc., VideoWare. Inc. and Osprey Technologies Inc. (collectively, the Company). All material inter-company accounts and transactions have been eliminated in consolidation.

     The interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB filed March 28, 1997.


2. INVENTORIES

     Inventory is comprised primarily of purchased electronic component and computer system products, along with related documentation manuals and packaging materials and consists of the following purchased materials and finished goods:


                                          DECEMBER 31,        JUNE 30,
                                             1996              1997
                                         ------------------------------
                                                            (UNAUDITED)

        Purchased materials                $ 180,149       $   744,406
        Fleshed Goods                        129,984           665,455
                                         ------------------------------
                                           $ 310,133       $ 1,409,861
                                         ==============================

3. SALE OF COMMON STOCK

     In February 1997, the Company completed an underwritten initial public offering of 1,400,000 shares of its Common Stock and 1,400,000 Redeemable Common Stock Purchase Warrants (Public Warrants). The shares of Common Stock and the Public Warrants were sold on the basis of one Public Warrant for each share of Common Stock at a unit price to the public of $4.60, and were separately transferable immediately upon issuance. In March 1997, the Company issued an additional 210,000 shares of Common Stock and Public Warrants upon exercise of the underwriter's over-allotment option. The Company received net proceeds of $5,427,000 during February and March 1997 related to this sale. The proceeds, net of expense related to the offering, are being used primarily for marketing activities in connection with the Company's products, to complete the development of additional product and software applications, for repayment of certain loans and to fund its working capital requirements.

                 MULTIMEDIA ACCESS CORPORATION AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


4. NET LOSS PER SHARE

     Net loss per share is computed based on the weighted average number of common and common equivalent shares outstanding. The Company has computed common and common equivalent shares in determining the number of shares used in calculating earnings per share for the three and six month periods ended June 30, 1996 pursuant to the Securities and Exchange Commission Staff Accounting Bulletin (SAB) No. 83. SAB No. 83 requires the Company to include all common shares and all common share equivalents issued in the 12 month period preceding the filing date of the initial public offering in its calculation even if anti-dilutive Net loss per share for the three and six month periods ended June 30, 1997 has been computed in accordance with AICPA Accounting Principles Board Opinion No 15 and does not include common share equivalents since their effect is anti-dilutive.

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

     This Form 10-QSB contains forward-looking statements which involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, product demand and market acceptance risks, the impact of competitive products and pricing, product development commercialization and technological difficulties, capacity and supply constraints or difficulties, general business and economic conditions, the effect of the Company's accounting policies and other risks detailed in the Company's Annual Report on Form 10-KSB and other filings with the Securities and Exchange Commissions.

RESULTS OF OPERATIONS

Six Months Ended June 30, 1997 compared to Six Months Ended June 30, 1996.

     Net Sales. Net sales for the six months ended June 30, 1997 increased 23.3% to $834,101 from $676,719 reported for the same period last year. This increase can be attributed to a significant increase in the sales of Osprey products during the first half of 1997 compared to the same period last year, offset in part by a decline in the sales of PC Products between the same periods.

     During the first half of 1997, sales of Osprey products represented approximately 83% of total sales, compared to approximately 51% of total sales during the same period of 1996. While the sale of Osprey products are expected to continue to increase dramatically for the balance of 1997 as new products are developed and marketed and new contracts are finalized, the percentage of Osprey product sales to total sales is expected to decline as the Company also expects to see a significant increase in VBX product revenue for the balance of 1997. Sales of PC products are expected to continue to show a decline from the previous year, reflecting the Company's decision to focus its efforts on the VBX and Osprey product lines.

     Cost of Goods Sold. Cost of goods sold increased $145,383 to $410,763 for the six months ended June 30, 1997 compared to the same period last year, primarily due to the increase in net sales described above. Gross profit margin for the first half of 1997 was 50.8%, representing a decline from the 60.8% margin during the same period last year. This decline in gross margin can be attributed to consulting and custom programming revenue in the first half of 1996 that was substantially greater than the same period in 1997, which have little or no associated costs, and to the decrease in PC product sales discussed above.

     Selling, General and Administrative Expense. Selling, general and administrative expenses increased to $1,861,597 as of June 30, 1997 from $1,129,548 for the same period last year primarily due to a significant expansion of the Company's sales and customer support efforts in the first half of 1997. By the end of the first quarter of 1997, the Company had filled six sales positions and three customer support positions that did not exist during the same period in 1996.

     Research and Development Expense. Research and development expense increased $234,506 to $1,244,360 for the six months ended June 30, 1997 compared to the same period in 1996, primarily due to an increase in the Company's development staff and contract consultants during the first half of 1997. The new staff and consultants were principally involved in the development of the Company's Viewpoint VBX product.

                 MULTIMEDIA ACCESS CORPORATION AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (CONTINUED)

     Other Income (Expense). For the six months ended June 30, 1997, other expense decreased $67,644 to $161,123, primarily as a result of an increase in interest income during the period. The interest income is being earned on the unused proceeds from the Company's initial public offering in February 1997.

LIQUIDITY AND CAPITAL RESOURCES

     The Company successfully completed an initial public offering of its Common Stock and Redeemable Common Stock Purchase Warrants on February 7, 1997 and on March 13, 1997 sold the over-allotment option, raising a total of $5,427,000 of net proceeds. During 1997, with the proceeds of the offering, the Company is endeavoring to build an effective marketing and sales organization, develop a network of independent resellers and achieve market acceptance of its products at prices and volumes which will, in the future, result in profitable operations. However, the Company expects operating losses to continue until such time as gross margins from the sales of its products exceeds its development, selling, administrative and financing costs. As a result of several potential large contracts involving the Company's Viewpoint VBX product, the Company in anticipation of such orders, increased its level of spending on inventory and development equipment during the second quarter of 1997, above that contemplated at the time of the Company's initial public offering. It is anticipated that the proceeds from the initial public offering plus anticipated proceeds from the exercise of private warrants (see below) will be sufficient to fund the operations of the Company through at least the second quarter of 1998. In the event that the Company's plans change or its assumptions change or prove to be inaccurate or if the proceeds of the initial public offering prove to be insufficient to fund operations (due to unanticipated expenses or difficulties or otherwise), the Company may be required to seek additional financing sooner than currently anticipated or could be required to curtail its activities.

     In August 1997, the Company registered, in a Registration Statement on Form SB-2, 2,981,573 shares of Common Stock underlying private warrants that had previously been issued by the Company at various times between June 1995 and February 1997 in connection with various financing transactions. Each such private warrant entitles the holder to purchase one (1) share of Common Stock at prices ranging from $ 1.00 to $3.00 per share at any time commencing immediately upon issuance through and including three years from the date of issuance. The Company will not receive any of the proceeds of the sale of such shares of Common Stock, but will receive proceeds of up to $7,529,719 from the exercise of the private warrants. Such proceeds, if any, will be used for working capital and general corporate purposes, and possible future acquisitions.

     The Company has had preliminary discussions with several potential sources of additional financing, and may seek additional financing to provide additional working capital in the future. Such financing may include loans or lines of credit and could include factoring agreements. The Company has no current arrangements with respect to, or sources of, additional financing. There can be no assurance that existing stockholders will provide any portion of the Company's future financing requirements. There can be no assurance that any additional financing will be available to the Company on acceptable terms, or at all. Additional equity financing may involve substantial dilution to the Company's then existing stockholders.

     At June 30, 1997, the Company had working capital of $1,547,658. Until the completion of its initial public offering on February 7, 1997, the Company was dependent upon loans from its principal stockholders, as well as private placements of its debt and equity securities to finance its working capital requirements. At June 30, 1997, the Company did not have any material commitments for capital expenditures.

                 MULTIMEDIA ACCESS CORPORATION AND SUBSIDIARIES
                                OTHER INFORMATION

PART II: OTHER INFORMATION

     Item l. Legal Proceedings
             (Not Applicable)

     Item 2. Changes in Securities
             (Not Applicable)

     Item 3. Defaults Upon Senior Securities
             (Not Applicable)

     Item 4. Submission of Matters to a Vote of Security Holders

          The Company held its Annual Meeting of Shareholders on May 14, 1997 and the following proposals were submitted to a vote by proxy of the shareholders of record on April 11, 1997:

          Proposal No. 1. To elect the Board of Directors (three directors) to serve until the next Annual Meeting of Shareholders. The following persons were nominated for re-election as directors of the Company with the following voting results:


                                        Shares
                                         Voted
                           Shares       Against/     Share        Broker               Total Shares
     Director Nominees   Voted For      Withheld  Abstentions    Non-Votes   Results   Represented
     ----------------------------------------------------------------------------------------------
     William D. Jobe     6,513,694      1,000               -       16,000   Elected     6,530,694
     Glenn A. Norem      6,510,628      4,066               -       16,000   Elected     6,530,694
     Joe C. Culp         6,508,694      6,000               -       16,000   Elected     6,530,694


     Proposal No. 2. To ratify the appointment of Ernst & Young, LLP as the Company's independent public accountants for the year ending December 31, 1997. Voting results were as follows:

                                        Shares
                                         Voted
                           Shares       Against/     Share        Broker               Total Shares
         Proposal        Voted For      Withheld  Abstentions    Non-Votes   Results   Represented
     ----------------------------------------------------------------------------------------------
     Ernst & Young,      6,504,908      1,500           8,286       16,000   Pass         6,530,694
     LLP Ratification


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

Date: Aug 13, 1997                    /s/ WILLIAM S. LEFTWICH
      ------------                    -----------------------
                                      William S. Leftwich
                                      Chief Financial Officer
                                      Principal Financial Officer