Form 10-Q
period 1997-09-30
MULTIMEDIA ACCESS CORP
filed 1997-11-14
CIK 921313

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

         (Mark One)
         [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE PERIOD ENDED
                  SEPTEMBER 30, 1997.
                  ------------------
         [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO _________ .

Commission File Number: 0-29020


                          MULTIMEDIA ACCESS CORPORATION
        (Exact Name of Small Business Issuer as Specified in its Charter)

             Delaware                                     75-2528700
             --------                                     ----------
  (State or other Jurisdiction of              (I.R.S. Employer Incorporation
   Incorporation or Organization                      Identification No.)


   2665 Villa Creek Drive, Suite 200, Dallas, TX              75234
   ---------------------------------------------              -----
     (Address of principal executive offices)               (Zip Code)


                                  972/488-7200
                                  ------------
                           (Issuer's Telephone Number)



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing  requirements for the past 90 days. Yes X No

As of November 7, 1997, 8,731,958 shares of the Registrant's common stock were outstanding.

                 MULTIMEDIA ACCESS CORPORATION AND SUBSIDIARIES
                              INDEX TO FORM 10-QSB


PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements
    Consolidated Balance Sheets at December 31, 1996 and
       September 30, 1997 (Unaudited)......................................3
    Consolidated Statements of Operations for the Three Months
       ended September 30, 1996 and 1997 (Unaudited) and the Nine
       Months ended September 30, 1996 and 1997 (Unaudited)................4
    Consolidated Statement of Stockholders' Equity (Deficit) for
       the Nine Months ended September 30, 1997 (Unaudited)................5
    Consolidated Statements of Cash Flows for the Nine Months
       ended September 30, 1996 and 1997 (Unaudited).......................6
    Notes to Consolidated Financial Statements.............................7

  Item 2.  Management's Discussion and Analysis of Financial
    Condition and Results of Operations....................................9

PART II.  OTHER  INFORMATION .............................................12

SIGNATURES ...............................................................13

                 MULTIMEDIA ACCESS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS



                                                                            December 31,          September 30,
                                     ASSETS                                     1996                  1997
                                                                         -------------------    ------------------
                                                                                                     (Unaudited)
Current assets:
  Cash and cash equivalents                                                        $ 18,539              $ 67,613
  Accounts receivable, less allowance for  doubtful accounts of
    $43,000 at December 31, 1996 and $38,000 at September 30, 1997                  185,564               794,636
  Inventory                                                                         310,133             1,641,787
  Prepaid expenses                                                                   46,239                91,216
  Deferred charges                                                                  504,295                     -
                                                                         -------------------    ------------------
         Total current assets                                                     1,064,770             2,595,252

Property and equipment, net                                                         460,895               785,270
Software development costs, net                                                     147,321               150,000
Deposits                                                                             18,272                23,657
                                                                         -------------------    ------------------

         Total assets                                                           $ 1,691,258           $ 3,554,179
                                                                         ===================    ==================

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Accounts payable                                                                $ 682,689           $ 1,041,519
  Accrued compensation                                                              239,707               286,574
  Deferred revenue                                                                   15,591                 3,135
  Other accrued liabilities                                                         857,260               214,906
  Short-term debt, officer                                                          533,089               311,243
  Short-term debt, other                                                          1,966,202                13,266
  Current portion of long-term debt                                               3,177,550                     -
                                                                         -------------------    ------------------
         Total current liabilities                                                7,472,088             1,870,643

Commitments

Stockholders' equity (deficit):
  Preferred stock, $.0001 par value:
    Authorized shares - 5,000,000
    Issued shares - none                                                                  -                     -
  Common stock, $.0001 par value:
    Authorized shares - 20,000,000
    Issued and outstanding shares - 5,315,811 at December 31, 1996
      and 8,643,455 at September 30, 1997                                               532                   864
  Additional paid-in capital                                                      6,602,572            18,461,850
  Accumulated deficit                                                           (12,372,028)          (16,767,272)
  Treasury stock,  261,497 shares at December 31, 1996 and
      September 30, 1997                                                            (11,906)              (11,906)
                                                                         -------------------    ------------------
         Total stockholders' equity (deficit)                                    (5,780,830)            1,683,536
                                                                         -------------------    ------------------

         Total liabilities and stockholders' equity (deficit)                   $ 1,691,258           $ 3,554,179
                                                                         ===================    ==================

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

                 MULTIMEDIA ACCESS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                    For the Three Months Ended            For the Nine Months Ended
                                                           September 30,                        September 30,
                                                 ----------------------------------   ----------------------------------
                                                      1996              1997               1996              1997
                                                 ----------------  ----------------   ----------------  ----------------


NET SALES                                              $ 223,727       $ 1,158,682          $ 900,446       $ 1,992,783

Cost of goods sold                                        50,057           596,688            315,437         1,007,451
                                                 ----------------  ----------------   ----------------  ----------------

GROSS PROFIT                                             173,670           561,994            585,009           985,332

Operating expenses:
  Selling, general and administrative                    582,946         1,119,971          1,712,494         2,981,568
  Research and development                               447,147           773,095          1,457,001         2,017,455
  Depreciation and amortization                           51,728            85,884            153,035           220,551
                                                 ----------------  ----------------   ----------------  ----------------
      Total operating expenses                         1,081,821         1,978,950          3,322,530         5,219,574
                                                 ----------------  ----------------   ----------------  ----------------

OPERATING LOSS                                          (908,151)       (1,416,956)        (2,737,521)       (4,234,242)

Other income (expense):
  Dividend and interest income                                10             4,871                 69            54,682
  Interest expense                                      (114,784)          (12,096)          (343,630)         (239,910)
  Other                                                        -             7,346                  -            24,226
                                                 ----------------  ----------------   ----------------  ----------------
      Total other income (expense)                      (114,774)              121           (343,561)         (161,002)
                                                 ----------------  ----------------   ----------------  ----------------

NET LOSS                                            $ (1,022,925)     $ (1,416,835)      $ (3,081,082)     $ (4,395,244)
                                                 ================  ================   ================  ================

NET LOSS PER SHARE                                       $ (0.17)          $ (0.18)           $ (0.51)          $ (0.58)
                                                 ================  ================   ================  ================
WEIGHTED AVERAGE NUMBER OF COMMON AND
  COMMON EQUIVALENT SHARES OUTSTANDING                 6,139,491         8,026,197          6,000,010         7,523,947
                                                 ================  ================   ================  ================


                             See accompanying notes.
                                        4

                 MULTIMEDIA ACCESS CORPORATION AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997
                                   (UNAUDITED)


                                                                           ADDITIONAL
                                                  COMMON STOCK               PAID-IN        ACCUMULATED
                                              SHARES       PAR VALUE         CAPITAL          DEFICIT
                                          --------------- -------------  ---------------- -----------------

BALANCE, DECEMBER 31, 1996                     5,315,811         $ 532       $ 6,602,572     $ (12,372,028)

  Sale of Common Stock and Public
    Warrants, net of expenses                  1,610,000           161         5,427,077                 -

  Exchange of short-term and
    long-term debt for Common Stock
    and Public Warrants                        1,241,977           124         5,713,003                 -

  Fair market value of warrants issued
    for inducement of debt                             -             -            66,500                 -

  Exercise of options and warrants, net          475,667            47           652,698                 -

  Net loss                                             -             -                 -        (4,395,244)


                                          =============== =============  ================ =================
BALANCE, SEPTEMBER 30, 1997                    8,643,455         $ 864       $18,461,850     $ (16,767,272)
                                          =============== =============  ================ =================



                                                             TOTAL
                                            TREASURY      STOCKHOLDERS'
                                             STOCK       EQUITY (DEFICIT)
                                         --------------- -----------------

Balance,  December 31, 1996                   $ (11,906)     $ (5,780,830)

  Sale of Common Stock and Public
    Warrants, net of expenses                         -         5,427,238

  Exchange of short-term and
    long-term debt for Common Stock
    and Public Warrants                               -         5,713,127

  Fair market value of warrants issued
    for inducement of debt                            -            66,500

  Exercise of options and warrants, net               -           652,745

  Net loss                                            -        (4,395,244)


                                         =============== =================
BALANCE, SEPTEMBER 30, 1997                   $ (11,906)      $ 1,683,536
                                         =============== =================



                           See accompanying notes.
                                       5

                 MULTIMEDIA ACCESS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                            For the Nine Months Ended
                                                                                  September 30,
                                                                    ------------------------------------------
                                                                          1996                    1997
                                                                    ------------------     -------------------
OPERATING ACTIVITIES:
  Net loss                                                               $ (3,081,082)           $ (4,395,244)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depreciation of fixed assets                                            114,929                 163,001
      Amortization of software development costs                               38,106                  57,549
      Non-cash charges to interest expense                                     69,165                 155,667
      Changes in operating assets and liabilities:
        Accounts receivable                                                  (124,191)               (609,072)
        Inventory                                                            (179,844)             (1,331,654)
        Prepaid expenses                                                      (51,296)                (44,977)
        Due from debt holder                                                  315,300                       -
        Deferred charges                                                     (363,368)                415,128
        Deposits                                                                  (75)                 (5,385)
        Accounts payable                                                      151,185                 358,830
        Accrued compensation                                                 (124,220)                 46,867
        Deferred revenue                                                      (48,422)                (12,456)
        Other accrued liabilities                                             420,490                (261,372)
                                                                    ------------------     -------------------
               Net cash used in operating activities                       (2,863,323)             (5,463,118)
                                                                    ------------------     -------------------

INVESTING ACTIVITIES:
  Purchase of property and equipment                                         (111,080)               (487,376)
  Software development costs                                                  (11,000)                (60,228)
                                                                    ------------------     -------------------
               Net cash used in investing activities                         (122,080)               (547,604)
                                                                    ------------------     -------------------

FINANCING ACTIVITIES:
  Net proceeds from issuance of short-term
    and long-term debt                                                      2,085,000                 210,202
  Net repayment of short-term debt-officer                                          -                (235,000)
  Other                                                                        (6,733)                  4,611
  Net proceeds from the exercise of options and warrants                                              652,745
  Net proceeds from sale of common stock and warrants                         912,054               5,427,238
                                                                    ------------------     -------------------
               Net cash provided by financing activities                    2,990,321               6,059,796
                                                                    ------------------     -------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                            4,918                  49,074

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                 16,605                  18,539
                                                                    ------------------     -------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                     $ 21,523                $ 67,613
                                                                    ==================     ===================



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

          The interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB filed March 28, 1997.


2. INVENTORIES

          Inventory is comprised primarily of purchased electronic components and computer system products, along with related documentation manuals and packaging materials and consists of the following:


                                  DECEMBER 31,     SEPTEMBER 30,
                                       1996             1997
                               ----------------- ----------------
                                                     (UNAUDITED)

       Purchased materials         $  180,149    $     967,072
       Finished Goods                 129,984          674,715
                               ----------------- ----------------
                                    $ 310,133      $ 1,641,787
                               ================= ================


3. SALE OF COMMON STOCK

          In February 1997, the Company completed an underwritten initial public offering of 1,400,000 shares of its Common Stock and 1,400,000 Redeemable Common Stock Purchase Warrants (Public Warrants). The shares of Common Stock and the Public Warrants were sold on the basis of one Public Warrant for each share of Common Stock at a unit price to the public of $4.60, and were separately transferable immediately upon issuance. In March 1997, the Company issued an additional 210,000 shares of Common Stock and Public Warrants upon exercise of the underwriter's over-allotment option. The Company received net proceeds of $5,427,000 during February and March 1997 related to this sale. The proceeds, net of expenses related to the offering, are being used primarily for marketing activities in connection with the Company's products, to complete the development of additional product and software applications, for repayment of certain loans and to fund its working capital requirements.

                 MULTIMEDIA ACCESS CORPORATION AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


4. EXERCISE OF WARRANTS

          In August 1997, the Company registered, in a Registration Statement on Form SB-2, 2,981,573 shares of Common Stock underlying private warrants that had previously been issued by the Company at various times between June 1995 and February 1997 in connection with various financing transactions. Each such private warrant entitles the holder to purchase one (1) share of Common Stock at prices ranging from $1.00 to $3.00 per share at any time commencing immediately upon issuance through and including three years from the date of issuance. The Company will not receive any of the proceeds of the sale of such shares of Common Stock, but will receive proceeds of up to $7,529,719 from the exercise of the private warrants, to the extent the warrants are exercised. Such proceeds will be used for working capital and general corporate purposes, and possible future acquisitions.

          In September 1997, the Company received net proceeds of $640,745 upon the exercise of 471,667 private warrants at prices ranging from $1.00 to $3.00 per share.


5. NET LOSS PER SHARE

          Net loss per share is computed based on the weighted average number of common and common equivalent shares outstanding. The Company has computed common and common equivalent shares in determining the number of shares used in calculating earnings per share for the three and nine month periods ended
September 30, 1996 pursuant to the Securities and Exchange Commission Staff Accounting Bulletin (SAB) No. 83. SAB No. 83 requires the Company to include all common shares and all common share equivalents issued in the 12 month period preceding the filing date of the initial public offering in its calculation even if anti-dilutive. Net loss per share for the three and nine month periods ended September 30, 1997 has been computed in accordance with Accounting Principles Board Opinion No. 15 and does not include common share equivalents since their effect is anti-dilutive.

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

                 MULTIMEDIA ACCESS CORPORATION AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

          MultiMedia Access Corporation develops, manufactures and markets standards-based video communications systems that provide enterprise-wide solutions for business customers. The Company's Viewpoint VBX(TM) video distribution and switching system, Osprey(R) line of video peripheral products and video compression-decompression cards and the ViewCast(R) line of Internet Web-video servers deliver videocom applications, including desktop videoconferencing, video broadcasting, video-based training, distance learning, telemedicine, surveillance and Internet and intranet video communications.

          This Form 10-QSB contains forward-looking statements which involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, product demand and market acceptance risks, the impact of competitive products and pricing, product development, commercialization and technological difficulties, capacity and supply constraints or difficulties, general business and economic conditions, the effect of the Company's accounting policies and other risks detailed in the Company's Annual Report on Form 10-KSB and other filings with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

Nine Months Ended September 30, 1997 compared to Nine Months Ended September 30, 1996.

          Net Sales. Net sales for the nine months ended September 30, 1997 increased 121.3% to $1,992,783 from $900,446 reported for the same period last year. This increase can be attributed to a significant increase in sales of both video peripheral products and video systems during the first nine months of 1997 compared to the same period last year, offset in part by a decline in custom programming and design revenue between the same periods.

          During the first nine months of 1997, sales of video peripheral products increased 184.2% over the same period in 1996 and represented approximately 71% of total 1997 revenues, compared to approximately 55% of total revenues in 1996. Sales of video systems increased 355.3% for the first nine months of 1997, compared to the same period in 1997 and represented approximately 27% of total 1997 revenues, compared to approximately 13% of total revenues in 1996. While sales of video peripheral products are expected to continue to increase for the balance of 1997 as new products are developed and marketed and new contracts are finalized, the percentage of peripheral product sales to total sales is expected to decline as the Company also expects to see a significant increase in video systems revenue for the balance of 1997. The Company introduced a new product family during the third quarter of 1997, the ViewCast line of Web-video servers, that is expected to begin generating sales during the fourth quarter of 1997.

          Cost of Goods Sold. Cost of goods sold increased $692,014 to $1,007,451 for the nine months ended September 30, 1997 compared to the same period last year, primarily due to the increase in net sales described above. Gross profit margin for the first nine months of 1997 was 49.4%, representing a decline from the 65.0% margin during the same period last year. This decline in gross margin can be attributed to custom programming and design revenue in 1996 that was substantially greater than the same period in 1997, which have little or no associated costs.

                 MULTIMEDIA ACCESS CORPORATION AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (CONTINUED)




          Selling, General and Administrative Expense. Selling, general, and administrative expense increased to $2,981,568 for the first nine months of 1997 from $1,712,494 for the same period last year primarily due to a significant expansion of the Company's sales, marketing and customer support efforts in 1997. By the end of the first quarter of 1997, the Company had filled six sales positions and three customer support positions that did not exist during the same period of 1996. During the second quarter of 1997 a fourth customer support position was added. Also contributing to the increase are expenses related to being a public company that were incurred subsequent to the Company's initial public offering in February 1997, including significant increases in insurance, investor relations, travel, legal and professional fees.

          Research and Development Expense. Research and development expense increased $560,454 to $2,017,455 for the nine months ended September 30, 1997 compared to the same period in 1996, primarily due to an increase in the Company's development staff, contract consultants and manufacturing staff during 1997. The new staff and consultants were principally involved in the continued development of the Company's Viewpoint VBX system, Osprey video products and the newly announced ViewCast Web-video servers.

          Other Income (Expense). For the nine months ended September 30, 1997, other income (expense) decreased $182,559 to $161,002, primarily as a result of an increase in interest income and a decrease in interest expense during the period. The changes to other expense can be attributed to the Company's initial public offering in February 1997.


LIQUIDITY AND CAPITAL RESOURCES

          The Company successfully completed an initial public offering (IPO) of its Common Stock and Public Warrants on February 7, 1997 and on March 13, 1997 sold the over-allotment option, raising a total of $5,427,000 of net proceeds. During 1997, with the proceeds of the IPO, the Company is endeavoring to build an effective marketing and sales organization, develop a network of independent resellers and achieve market acceptance of its products at prices and volumes which will, in the future, result in profitable operations. However, the Company expects operating losses to continue until such time as gross margins from the sales of its products exceed its development, selling, administrative and financing costs.

          In August 1997, the Company registered, in a Registration Statement on Form SB-2, 2,981,573 shares of Common Stock underlying private warrants that had previously been issued by the Company at various times between June 1995 and February 1997 in connection with various financing transactions. Each such private warrant entitles the holder to purchase one share of Common Stock at prices ranging from $1.00 to $3.00 per share at any time commencing immediately upon issuance through and including three (3) years from the date of issuance. The Company will not receive any of the proceeds of the sale of such shares of Common Stock, but will receive proceeds of up to $7,529,719 from the exercise of the private warrants. As of September 30, 1997 private warrants to purchase 471,667 shares of Common Stock had been exercised, resulting in net proceeds to the Company of $640,745. In October 1997, additional private warrants to purchase 350,000 shares of Common Stock were exercised, resulting in gross proceeds to the Company of $1,050,000. These proceeds and additional proceeds will be used for working capital and general corporate purposes and possible future acquisitions.

                 MULTIMEDIA ACCESS CORPORATION AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (CONTINUED)


          Until the completion of its IPO on February 7, 1997, the Company was dependent upon loans from its principal stockholders, as well private placements of its debt and equity securities, to finance its working capital requirements. It is anticipated that the remaining proceeds from the IPO plus anticipated proceeds from the exercise of private warrants and public warrants will be sufficient to fund the operations of the Company through at least the end of 1998. In the event that the Company's plans change or its assumptions change or prove to be inaccurate or such proceeds prove to be insufficient to fund operations (due to unanticipated expenses or difficulties or otherwise), the Company may be required to seek additional financing sooner than currently anticipated or could be required to curtail its activities.

          The Company has had preliminary discussions with several potential sources of additional financing, and may seek additional financing to provide working capital in the future. Such financing may include convertible debt, loans, lines of credit and/or secured capital financing through the issuance of convertible preferred stock or other equity securities and could include factoring agreements. Although the Company has no current firm arrangements with respect to any additional financing, it is currently considering various proposals by several potential investors relating to the issuance of convertible debt, convertible preferred stock or other equity in exchange for a cash investment in the Company. There can be no assurance that any such additional financing will be available to the Company on acceptable terms, or at all. Additional equity financing, including the issuance of convertible preferred stock, may involve substantial dilution to the Company's then existing stockholders.

          At September 30, 1997, the Company had working capital of $724,609 and had no material commitments for capital expenditures.

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

                                     MultiMedia Access Corporation
                                     -----------------------------
                                     (registrant)




                                     BY:

Date:  November 7, 1997                 /s/ WILLIAM S. LEFTWICH
       ----------------                 -----------------------
                                     William S. Leftwich
                                     Chief Financial Officer
                                     Principal Financial Officer