Form 10KSB
period 1997-12-31
MULTIMEDIA ACCESS CORP
filed 1998-03-31
CIK 921313

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                     For Fiscal Year Ended December 31, 1997
                     Commission File Number: 0-29020

                          MULTIMEDIA ACCESS CORPORATION
                          -----------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)

              Delaware                                  75-2528700
              --------                                  ----------
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has  been  subject  to  such filing requirements for the past 90 days. Yes X
No __

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer's revenues for its most recent fiscal year:   $3,360,703

As of March 20, 1998, 8,733,958 shares of the Registrant's common stock were outstanding.

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: As of March 20, 1998 - $15,468,796. This amount was computed by reference to the average of the bid and asked prices of registrant's common stock.

Documents incorporated by reference:        Proxy Statement, Part III

                                TABLE OF CONTENTS


ITEM NO.                                                                                            PAGE
--------                                                                                            ----
                  Glossary                                                                              3

                                     PART I

     1.           Description of Business                                                         4  - 10

     2.           Description of Property                                                              11

     3.           Legal Proceedings                                                                    11

     4.           Submission of Matters to a Vote of Security Holders                                  11

                                     PART II

     5.           Market for Registrant's Common Equity and Related Stockholder Matters                12

     6.           Management's Discussion and Analysis of Financial Condition and Results
                  of Operations                                                                    12 -14

     7.           Consolidated Financial Statements                                               15 - 35

     8.           Changes in and Disagreements with Accountants on Accounting and Financial
                   Disclosure                                                                          35

                                    PART III

     9.           Directors, Executive Officers, Promoters and Control Persons; Compliance

                  with Section 16(a) of the Exchange Act                                               36

     10.          Executive Compensation                                                               36

     11.          Security Ownership of Certain Beneficial Owners and Management                       36

     12.          Certain Relationships and Related Transactions                                       36

     13.          Exhibits List and Reports on Form 8-K                                                38

                                    GLOSSARY

Algorithm:          A step-by-step problem solving procedure.

Bandwidth:          The amount of information that can be transmitted  across an information channel.

Intranet:           A private Internet.

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

Standards-based:    A  product  which  is  designed  to  comply  with  standards promulgated by a recognized industry organization.

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

                                     PART I

Item 1.  Description of Business

GENERAL

     MultiMedia designs, develops, manufactures and markets advanced standards-based videocom systems that provide enterprise-wide solutions for business customers. The Company's VBX video distribution and switching system, Osprey(R) Codecs and ViewCast(R) servers deliver videocom applications, including desktop videoconferencing, video broadcasting, video-based training, distance learning, telemedicine, surveillance and Internet and intranet video communications.

     The Company's VBX system allows customers to quickly and cost effectively obtain videocom capabilities by creating a videocom network through the same wiring used by their existing telephone system.

     The Company's products and systems are marketed, installed and supported by resellers, system integrators, OEMs and custom application developers. Many of these resellers are the same entities that market, install and support a customer's telephone PBX, LAN, e-mail file servers and other communication systems. The Company's products are compatible with existing communications equipment and infrastructure.

     The Company believes that the convergence of multimedia PCs, the establishment of new standards-based audio and video technologies, increased utilization of the Internet and corporate intranets, combined with lower price levels for such capabilities, will generate a rapid adoption of videocom products and services.

BUSINESS STRATEGY

     The   Company's   objective   is  to  become  the   leading   provider   of
enterprise-wide videocom solutions. Key elements of the Company's strategy include:

o    Provide Enterprise-Wide Video Communication Systems and Applications.

     The Company's strategy is to offer turn-key videocom systems, including the individual components and applications, which appeal to customers who are looking for a complete solution to their videocom needs. These systems are designed to be easy to install, cost-effective and user-friendly. The Company believes its enterprise-wide systems and applications approach provides a significant competitive advantage.

o     Distribute Through Established Channels of Distribution.

     The Company's strategy is to utilize resellers, system integrators, OEMs and custom application developers to distribute its systems and applications. These distributors are typically the same companies that market, install and support an organization's telephone PBX, LAN, e-mail file servers and other communication systems. These distributors offer access to an existing customer base, along with continuing service and support organizations.

o     Develop and Acquire New Applications.

     The Company believes that the continued growth of the videocom market will be driven by the development of new applications in response to customer needs. The Company intends to continue to invest significant resources to develop and acquire value-added and technologically superior applications.

o     Develop Brand-Name Recognition.

     The Company's strategy is to develop a strong brand identity in the videocom marketplace. The Company believes a strong brand identity will result in a significant competitive advantage and permit it to more easily introduce new products and applications.

o     Enhance Growth through Strategic Acquisitions and Alliances.

     An important part of the Company's growth strategy is to acquire companies with complementary technologies, products or customers and to integrate those entities into the Company's operations. In addition, the Company seeks strategic alliances and joint marketing relationships. The Company believes that the videocom industry is highly fragmented and that this environment provides an excellent opportunity to expand its business through acquisitions and alliances.

INDUSTRY BACKGROUND

     Videoconferencing was introduced in the late 1970s with the introduction of video tele-conferencing room systems. Classic video tele-conferencing room or group systems permit communication only between compatible facilities. These systems currently cost between $10,000 and $100,000 and are typically used by large businesses primarily for intra-company communication between different locations. The Company believes that the high cost of video tele-conferencing room systems and the logistical problem of scheduling and availability have limited their use.

     Over the past decade, videoconferencing has begun to evolve from high-cost, stand-alone boardroom systems to desktop systems. The Company offers cost-effective video systems capable of providing commercial-quality video for desktop video communications. The Company believes its systems meet the growing demand for business video applications at the desktop.

         To transmit live video images (which may contain over 90 million bits per second of data) over communications networks, the video data must be digitized and significantly compressed to fit the capacity of these networks (as low as 28,800 bits per second). Generally, as video is compressed, redundant data is eliminated. After transmission, the video image is reconstructed for display at the receiving end.

     The quality of the reconstructed image is a function of (i) the sophistication of the video and audio compression algorithms, (ii) the amount of real-time data which can be transmitted over networks, (iii) the power of the video and audio Codec hardware, and (iv) the speed and power of PCs and workstations. The Company believes cost-effective videoconferencing and other videocom applications services are now attainable because the performance and capabilities of these four key elements have recently improved significantly.

     According to industry sources, the market for videocom products and services is forecast to be $3.6 billion by 1999 with the desktop segment of that industry forecast to exceed $1.2 billion by 1999. The PC dominates the desktop computing market with 1995 sales of over 57 million units worldwide and an estimated 100 million new PCs projected to be sold annually by 1999. The Company believes it has developed products which position it to benefit from the growth of these markets and which will have functions, performance and competitive prices to compete successfully in the rapidly-emerging desktop video communications industry.

PRODUCT FAMILY

         The Company currently offers a broad array of products which when used together provide an enterprise-wide solution for multiple videocom applications for business customers. The MultiMedia product family includes: the VBX video distribution and switching system, the Osprey(R) line of video peripheral products and Codec cards and the ViewCast(R) line of Internet Web-video servers.

     Video Switching and Distribution System. The Company's VBX is an enterprise-wide video distribution and switching system, which can video enable hundreds of desktops with multiple videocom applications. The VBX switches and distributes video content throughout an organization in much the same way as a telephone PBX switches and distributes voice communications. The VBX provides workgroup video communications and connectivity via shared Codecs and WAN gateways to remote users equipped with stand-alone desktop computers, video tele-conferencing room systems or users on another VBX. The VBX, a PC-based WindowsNT system, employs a switched architecture to distribute uncompressed, TV-quality video within a building or campus using UTP wiring (which typically already exists within the organization's infrastructure as part of its telephone system or which may be installed more cost-effectively than coaxial cable). The VBX can support hundreds of users and allows point-to-point, multipoint and broadcast modes of operation. The VBX is compatible with standard cameras, audio components, speakerphones, PC video peripherals, videoconferencing systems and other videocom products produced by third-party manufacturers.

     A typical VBX system includes a video switch, a shared Codec server, WAN interfaces and desktop components. Video and audio signals are distributed with TV quality by utilizing the Company's VBX transceiver technology to send video over existing UTP wiring at distances of up to 3,500 feet. An existing LAN or telephone system is used only for non-video communications between the multimedia switch and each user, requiring minimal use of the computer network.

     The VBX also provides shared access to video sources and storage devices located anywhere within the network. VCRs, videodisk players, broadcast or cable TV and Direct Broadcast Satellite programming sources may also be connected to the switch over UTP wiring or coaxial cabling and distributed on-demand to any equipped desktop or TV monitor.

     VBX transceivers allow desktop PCs, TV monitors, room systems and standard video and audio devices to be connected to the VBX via UTP wiring. The VBX client software allows users to place calls through a personal or system-wide dialing directory, to subscribe to live video broadcasts, to access pre-recorded video content or to establish a point-to-point or a multipoint videoconference.

     The Company believes the VBX appeals to businesses and other institutions with multiple users and with multiple geographic locations, such as college campuses, office complexes, government bases and organizations with regional offices. The VBX permits these customers to communicate and share video-based information and resources, to distribute business and financial TV broadcasts, to videoconference with co-workers and to receive business or industry presentations or live broadcasts from local or remote locations.

     Codecs and Video Peripheral Products. The Company designs, develops, manufactures and markets standards-based video and audio peripheral products and Codecs that video enable individual PCs and workstations for multimedia applications. The Company's Osprey(R) Codecs enable video transmissions across several different types of existing communication networks. The Osprey(R) Codecs perform this function by capturing, digitizing, compressing, transmitting, receiving, decompressing and displaying full-motion video. The Osprey(R) Codecs are compatible with multiple video and audio compression standards and are available for PCs and workstations that are equipped with the standard PCI-bus or Sun's S-bus. The Codecs also support the Microsoft's WindowsNT, Windows 3.1 and Windows95, and Sun's Solaris and UNIX operating systems. The Company believes its Osprey(R)-1000 is the leading standards-based, multi-algorithm Codec for the WindowsNT operating system and that its Osprey(R)-1500 is currently the only Codec available for Sun's new family of Ultra Workstations.

     The Osprey(R) Codecs are used in connection with the VBX as a shared Codec server to enable VBX users to video communicate with remote locations. In addition, the Osprey(R) Codecs may be used in remote facilities to video enable individual desktop computers.

     The Company also offers a line of video peripheral products for PCs and workstations, including SLIC-Video(R), Osprey(R)-100 and Osprey(R)-150 video capture cards and WorkFone(TM) video applications software. SLIC-Video(R) is a video capture product that enables Sun S-bus workstation users to view uncompressed, high-quality video and to capture full-motion video frames. SLIC-Video(R) software also provides access to closed caption data which allows key words to act as filters and thereby control video displayed on the screen. SLIC-Video(R)'s compatibility with Sun products allows this product to support a wide variety of video applications on existing Sun workstations. The Company's WorkFone(TM) product provides affordable, consumer-quality video communications capabilities over standard telephone lines with 28.8 Kbps modems. Typical uses of this product include: families and grandparents exchanging live video greetings, college students videoconferencing with their parents, business workers accessing video-training courses or videoconferencing with co-workers in remote locations.

     Internet Video. The Company designs, manufactures and markets several video products which capitalize on the growth of the Internet and the Web. Industry improvements in video and audio compression technology, the establishment of standards and increased access to the Internet have made delivering new forms of motion-video content over the Internet possible. The Company's Osprey(R) Codecs provide the necessary capability at the Web site server to allow the one-way transmission of live broadcasts over the Internet. The Company has recently introduced a line of ViewCast(R) Web-video servers that combine the Company's Osprey(R) Codecs with popular video-streaming software to provide a complete hardware and software system for Internet video broadcasting. The Company has announced video-streaming compatibility with the following software providers:
RealNetworks, Inc. (formerly Progressive Networks, Inc.), VXtreme, Inc., Vosaic LLC, Precept Software, Inc., Iterated Systems, Inc. and Microsoft Corporation.

     The Company's products have allowed Internet users to view live broadcasts of the NASA Mars Pathfinder expedition, the Indy 500 time trials and other live events from their respective Web sites through Microsoft and Netscape Internet browsers.

APPLICATIONS

     Videoconferencing -- The Company's products offer the business and institutional customer a cost-effective and efficient means of establishing an enterprise-wide videoconferencing system. The VBX and Osprey(R) Codecs permit employees, students or other members of the organization in different offices or geographic locations to communicate with each other via live video.

     Video Presentations or Live Video -- The Company's products offer businesses or organizations the opportunity to broadcast live events. These events could include educational seminars, management briefings, human resources orientations or breaking news being created and transmitted by the organization itself or by outside sources.

     Internet Applications --Videocom products and technologies play an important role in the development of live communications and entertainment on the Internet. The Company markets its compression and video capture products to many players in the Web video-streaming marketplace.

     Three key applications in the Internet video marketplace include: (i) Internet video publishing, (ii) Internet video broadcasting and (iii) Internet video call center. Internet Video publishing refers to stored-video content, designed to be played back to a user's system in real-time. Internet video publishing entails compressing a video "clip" and storing it on a server which is available to the user by accessing the relevant Web page. Internet video broadcasting has recently come to the Internet and is characterized by one-way live audio and motion-video. Although video broadcasting presents technical challenges such as the limited bandwidth and multi-cast capabilities of most Web sites, Internet video broadcasting is well suited to delivering video to distant learning sites and to special interest broadcast recipients. The Company's products work in conjunction with Web servers and browser software to establish connections between multiple users and a broadcast source allowing businesses to deliver live programs, commercials and other information over the Internet. The Internet video call center is a new concept to the Internet, allowing one-way live video and two-way audio across the Internet. The term "call center" is used because the technology is well suited to utilize existing call center staff such as help desks, catalog ordering centers, reservation systems and corporate receptionists to provide live Web site sales assistance.

     Surveillance -- Video surveillance has expanded beyond internal systems placed in businesses to monitor intrusions to include systems that monitor daycare and nursing home facilities, traffic patterns and other relevant live information which the Internet user can access from a Web site. The commercial surveillance market represents strong business opportunity.

     Industry Specific Applications -- The Company's products offer a broad array of applications within specific industries. For instance, in the health and medical industry, the Company's products allow doctors to collaborate via videoconferencing, to receive computed tomography (CT) scans, ultrasounds and other diagnostic tests at locations remote from the hospital or patient and to take part in educational and training broadcasts. The judicial system and correctional institutions are also taking advantage of the Company's videocom products. In addition to surveillance, the VBX and Osprey(R) Codecs enable prisons to hold arraignments by videoconference, to allow prisoner visitation and legal consultation with persons in remote locations and to provide vocational training and counseling for prisoners from outside sources.

MARKETING AND SALES

         The Company markets its products primarily via third-party distribution channels including, but not limited to, OEMs, resellers and system integrators. The Company currently has distribution and reseller agreements with over 47 companies worldwide. In addition, the Company plans to continue to expand its distribution channels both domestically and internationally.

     The Company establishes distribution relationships with resellers and integrators who service corporate, institutional and government customers. These relationships are non-exclusive and typically require that these resellers participate in the marketing, installation and technical support of the Company's products.

     For consumer products the Company will depend on major OEM customers who provide access to consumer marketing channels. These OEMs have established relationships with manufacturers and resellers and typically pay licensing fees and royalties to bring new leading-edge products to market.

     The Company continues to expand its marketing activities over the Internet. The Company's products enable new ways to promote products over the Internet. The Company intends to use its own products to increase sales productivity and to pursue alternate selling strategies. In addition, the Company utilizes press releases, product literature, presentations to industry analysts and participation in trade shows to enhance brand awareness.

     The Company's Internet related products are marketed primarily to Web site designers. The Company bundles its products with other popular Web-video products and sells or licenses its subsystems to resellers to integrate with their Web development products. Such strategic business alliances provide Web developers with a rich array of innovative capabilities with the familiarity of existing tools.

PRODUCTION AND SUPPLY

     The Company builds its current products using contract manufacturers in the United States. The Company's operations personnel in Dallas are responsible for parts planning, procurement and final testing and inspection to quality standards. The Company plans for most high-volume production to be handled through large OEMs or contract manufacturers. The Company has been and will continue to be dependent on third parties for the supply and manufacture of its components and electronic parts, including standard and custom-designed components. The Company generally does not maintain supply agreements with such third parties but instead purchases components and electronic parts pursuant to purchase orders in the ordinary course of business. The Company is substantially dependent on the ability of its third-party manufacturers and suppliers to, among other things, meet the Company's design, performance and quality specifications.

     The electronics industry from time to time experiences short supplies of certain high demand components, which may adversely affect the Company's ability to meet its production schedules. Failure of manufacturers or suppliers to supply or delays in supplying the Company with components, or allocations in the supply of certain high-demand components, could adversely affect the Company's operations and ability to meet delivery schedules on a timely and competitive basis.

INSTALLATION, SERVICE AND MAINTENANCE

     Many of the Company's products are customer installable. The Company has contracted with Data General Corporation to provide third-party field installation and support. The Company maintains a small in-house technical support group and also depends on its resellers to install and service its products.

     The Company offers limited warranties covering workmanship and materials, during which period the Company or its resellers will replace parts or make repairs. The Company also maintains an in-house staff of engineering personnel and offers telephone support to assist resellers and end-users during normal business hours.

     In addition, the Company enters into annual contracts with end-users to provide software and/or hardware maintenance on its products.

RESEARCH AND DEVELOPMENT

     The Company has focused and will continue to focus on research and development activities related to videocom applications. The Company's recent development efforts have been devoted to the design and development of its products and software applications, including the VBX, the VBX Codec server, the WorkFone(TM), the Osprey(R) line of Codecs and the applications software for these systems.

     Total research and development expense for 1996 and 1997 was approximately $2.0 million and $2.7 million, respectively.

COMPETITION

         The market for videocom systems is highly competitive and characterized by the frequent introduction of new products based upon innovative technologies. The Company competes with numerous well-established manufacturers and suppliers of videoconferencing, networking, telecommunications and multimedia products, certain of which dominate the existing videoconferencing market for such products. In addition, the Company is aware of others that are developing, and in some cases have introduced, new videocom systems. Most of the Company's competitors possess substantially greater financial, marketing, personnel and other resources than the Company, have established reputations relating to product design, development, manufacture, marketing and service of networking, telecom and video products and have significant budgets to permit them to implement extensive campaigns to market new products in response to competitors. The Company is not aware of any direct competitors that compete in all of the Company's product families and applications. However, among the Company's direct competitors competing in one or more of the Company's products or applications are C-Phone Corporation, Zydacron, Inc., VCON, Ltd., Corel Computer Corporation, Objective Communications, Inc. and Datapoint Corporation. In addition, electronics manufacturers such as Intel actively compete for business in this market.

PATENTS, COPYRIGHTS, TRADEMARKS AND PROPRIETARY INFORMATION

     The Company holds a United States patent covering certain aspects of compressed video. Although the Company does not believe this patent or any other patent is essential to its business operations, the Company may apply for additional patents relating to other aspects of its products. The Company also relies on copyright laws to protect its software applications, which it considers proprietary. There can be no assurance as to the breadth or degree of protection which existing or future patents, copyrights and trademarks, if any, may afford the Company, that any patent, copyright or trademark applications will result in issued patents, registered copyrights or registered trademarks, as the case may be, that the Company's patents, copyrights or trademarks will be upheld, if challenged, or that competitors will not develop similar or superior methods, products or names outside the protection of any patent issued to or copyright held by the Company.

     The Company believes that product recognition is an important competitive factor and, accordingly, the Company promotes the ViewCast(R), Osprey(R), SLIC-Video(R), Viewpoint VBX(TM) and WorkFone(TM) names, among others, in connection with its marketing activities, and has applied for or received trademark registration for such names. The Company's use of those marks may be subject to challenge by others, which, if successful, could have a material adverse effect on the Company.

     The Company also relies on confidentiality agreements with its directors, employees, consultants and manufacturers and employs various methods to protect the source codes, concepts, ideas, proprietary know-how and documentation of its proprietary technology. However, such methods may not afford the Company complete protection, and there can be no assurance that others will not independently develop similar know-how or obtain access to the Company's know-how or software codes, concepts, ideas and documentation. Furthermore, although the Company has and expects to continue to have confidentiality agreements with its directors, employees, consultants, manufacturers, and appropriate vendors, there can be no assurance that such arrangements will adequately protect the Company's trade secrets. The Company purchases certain components that are incorporated into its products from third-party suppliers and relies on their assurances that such components do not infringe on the patents of others. A successful claim against any components used in the Company's products could affect the ability of the Company to manufacture, supply and support its products. The Company uses commercially reasonable efforts to ensure third-party supplied components are non-infringing, but there can be no assurances against future claims.

GOVERNMENT REGULATION

         The Company is subject to regulations relating to electromagnetic radiation from its products, which impose compliance burdens on the Company. In the event the Company redesigns or otherwise modifies its products or completes the development of new products, it will be required to comply with Federal Communications Commission regulations with respect to such products, of which there can be no assurance prior to their commercialization. In addition, new legislation and regulations, as well as revisions to existing laws and regulations, at the federal, state and local levels may be proposed in the future affecting the video communications industries. Such proposals could affect the Company's operations, result in material capital expenditures, affect the marketability of its products and limit opportunities for the Company with respect to modifications of its products or with respect to new or proposed products or technologies. Expansion into foreign markets may also require the Company to comply with additional regulatory requirements. Currently, the Company is seeking certain foreign certificates in order to expand its international marketing opportunities.

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

EMPLOYEES

     As of December 31, 1997, the Company had fifty-five (55) full-time employees, four (4) of whom are in executive positions, twenty-six (26) of whom are engaged in engineering, research and development, thirteen (13) of whom are engaged in marketing and sales activities, five (5) of whom are engaged in operations and seven (7) of whom are in administration. None of the Company's employees are represented by a labor union. The Company considers its employee relations to be satisfactory.

Item 2.  Description of Properties

     The Company's executive offices and some of its sales design and development activities are located in approximately 16,159 square feet of leased space in Dallas, Texas. The lease expires in September of 1998 and provides for a base annual rent of $143,110. The Company's assembly operations are located in approximately 4,065 square feet of leased space in Dallas, Texas. The lease expires in January 1999 and provides for a base annual rent of $33,372. Osprey's design and development activities are located in approximately 10,000 square feet of leased space in Morrisville, North Carolina. The lease expires in December of 2002 and provides for a base annual rent of $99,000. The company leases office space for sales offices in Arlington, Virginia, Burlingame, California, Atlanta, Georgia and London, England consisting of approximately 613, 150, 150, and 375 square feet of leased space, respectively. These leases expire in May 2000, month to month, January 1999 and February 1999 respectively, and provide for base annual costs of $11,034, $11,400, $10,740 and $47,880 respectively. The Company believes that its facilities are adequate for its current and reasonable foreseeable future needs and its current facilities can accommodate expansion, as required.

Item 3.  Legal Proceedings

         The Company is not currently a party to any litigation that it believes could have a material adverse effect on the Company or its business.

Item 4.  Submission of Matters to a Vote of Security Holders

         None

                                     PART II

Item 5.  Market for Company's Common Equity and Related Stockholder Matters

         The Company's Common Stock is traded on the Nasdaq under the symbol "MMAC." The Public Warrants are traded on the Nasdaq under the symbol "MMACW." As of December 31, 1997, there were 8,733,958 shares of Common Stock and 2,851,977 Public Warrants outstanding. The shares of Common Stock are held by approximately 828 beneficial holders and the Public Warrants are held of record by approximately 18 holders. The following table sets forth, for the periods indicated, the high and low sales prices for the Common Stock and the Public Warrants on the Nasdaq. These over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. The Company's IPO became effective on February 4, 1997. Before this date, there was no public market for the Company's securities.

                                     COMMON STOCK                              PUBLIC WARRANTS
                                     ------------                              ---------------
     FISCAL 1997                 HIGH               LOW                   HIGH                  LOW
     -----------                 ----               ---                   ----                  ---
1st Quarter                   $ 5.8750            $ 4.1875              $ 2.3750             $ 1.0000
2nd Quarter                     6.5000              5.0000                2.3750               1.3750
3rd Quarter                     6.0000              4.0000                2.0000               1.0000
4th Quarter                     6.0000              3.8125                2.1250               0.9375

         On March 20, 1998, the last reported sales prices for the Common Stock and the Public Warrants as reported on the Nasdaq were $3.50 and $1.125, respectively.

         The Company declared no cash dividends in 1996 or 1997. The Company does not anticipate paying cash dividends in the future as it intends to retain earnings to finance the growth of the business. The payment of future dividends will depend on such factors as earnings levels, anticipated capital requirements, the operating and financial condition of the Company and other factors deemed relevant by the Company's Board of Directors.

     The  company  has  received a letter  from the Nasdaq  Stock  Market,  Inc.
notifying the Company that it is not in compliance with the new net tangible assets/ market capitalization/ net income requirements pursuant to NASD Marketplace Rule 4310(c)(2) which became effective on February 23, 1998. The Company has requested a temporary exception to the new requirements and has submitted written materials supporting its position to Nasdaq. The Company expects to receive a response to its request for a temporary exemption by the end of April 1998. In the event that the Company's request is denied, the Company may request an additional oral or written hearing before the Nasdaq
Listing Qualifications Panel pursuant to NASD Marketplace Rule 4800 Series. In the event that the Company is not granted an exemption to the new listing requirements and does not regain compliance, the Company faces delisting from the Nasdaq SmallCap Market. The Company is currently evaluating a variety of alternatives which would bring the Company into compliance with the new listing criteria and will vigorously pursue all procedures available to it.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

     MultiMedia develops and markets advanced videocom systems. The Company delivers high-performance cost-effective products that integrate video capabilities into existing desktop computers, applications and networks, delivering standards-based video solutions to the PC and workstation marketplace.

RESULTS OF OPERATIONS

Twelve Months Ended December 31, 1997 compared to Twelve Months Ended December 31, 1996.

     Net Sales. Net sales for the year ended December 31, 1997 increased 206.9% to $3,360,703 from $1,095,012 reported in 1996. This increase can be attributed to significant growth in sales of both video peripheral products and video systems during 1997 compared to 1996, offset in part by a decline in custom programming and design revenue between the same periods.

     During the year ended December 31, 1997, sales of video peripheral products increased 193.9% over 1996 and represented approximately 65.5% of total 1997 revenues, compared to approximately 68.4% of total revenues in 1996. Sales of video systems increased 602.2% in 1997, compared to the same period in 1996 and represented approximately 31.8% of total 1997 revenues, compared to approximately 13.9% of total revenues in 1996. While sales of video peripheral products are expected to continue to increase during 1998 as new products are developed and marketed and new contracts are finalized, the percentage of peripheral product sales to total sales is expected to decline as the Company also expects to see a significant increase in video systems revenue during 1998. The Company introduced a new product family during the third quarter of 1997, the ViewCast(R) line of Web-video servers, that is expected to begin generating revenue during 1998.

     Cost of Goods Sold. Cost of goods sold increased $1,302,004 to $1,695,922 for the year ended December 31, 1997 compared to the same period in 1996 primarily due to the increase in net sales described above. Gross profit margin for 1997 was 49.5%, representing a decline from the 64.0% margin during 1996. This decline in gross margin can be attributed to greater custom programming and design revenue in 1996, which had little or no associated costs, and to increased sales in 1997 to distribution partners with contractual sales discounts. The Company anticipates that its gross profit margin will generally average 50% for the foreseeable future.

     Selling, General and Administrative Expense. Selling, general, and administrative expense increased to $4,243,485 for the year ended December 31, 1997 from $2,378,653 in 1996 due to a significant expansion of the Company's sales, marketing and customer support efforts in 1997. During 1997, the Company added 14 sales positions and three customer support positions that did not exist during 1996. Also contributing to the increase are expenses related to being a public company that were incurred subsequent to the Company's initial public offering in February 1997, including significant increases in insurance, investor relations, travel, legal and professional fees.

     Research and Development Expense. Research and development expense increased $743,711 to $2,740,857 for the year ended December 31, 1997 compared to 1996, primarily due to an increase in the Company's development staff, contract consultants and manufacturing staff during 1997. The new staff and consultants were principally involved in the continued development of the Company's Viewpoint VBX(TM) system, Osprey(R) video products and the newly announced ViewCast(R) Web-video servers.

     Other Income (Expense). For the year ended December 31, 1997, other expense decreased $314,833 to $198,386, primarily as a result of an increase in interest income and a reduction in interest expense during the year. The changes to other income and expense can be attributed principally to increased capital and retirement of debt in conjunction with the Company's initial public offering in February 1997.

LIQUIDITY AND CAPITAL RESOURCES

     The Company successfully completed an IPO of its Common Stock and Public Warrants on February 7, 1997 and on March 13, 1997 sold the over-allotment option, raising a total of $5,427,000 of net proceeds. During 1997, with the proceeds of the IPO, the Company has endeavored to build an effective marketing and sales organization, develop a network of independent resellers and achieve market acceptance of its products at prices and volumes which will, in the future, result in profitable operations. However, the Company expects operating losses to continue until such time as gross margins from the sales of its products exceed its development, selling, administrative and financing costs.

     In August 1997, the Company registered, in a Registration Statement on Form SB-2, 2,981,573 shares of Common Stock underlying Private Warrants that had previously been issued by the Company at various times between June 1995 and February 1997 in connection with various financing transactions. Each such private warrant entitles the holder to purchase one share of Common Stock at prices ranging from $1.00 to $3.00 per share at any time commencing immediately upon issuance through and including three (3) years from the date of issuance. The Company will not receive any of the proceeds of the sale of such shares of Common Stock, but will receive proceeds of up to $7,529,719 from the exercise of the Private Warrants. Through December 31, 1997, 821,667 of the Private Warrants had been exercised, resulting in net proceeds to the Company of $1,676,533. These proceeds and any additional proceeds will be used for working capital and general corporate purposes and possible future acquisitions.

     On December 9, 1997 the Company sold, in a private placement, $5,000,000 aggregate principal amount of 8% Senior Convertible Notes due 2002 (the "Notes") at an initial offering price of 100% of the principal amount thereof, less 8% gross commission. The Notes are convertible into shares of Common

Stock of the Company at a conversion price of $4.625 per share of Common Stock, subject to adjustment in certain circumstances (including upon certain issuances of Common Stock or Common Stock Equivalents at less than the then effective conversion price). The Notes rank senior to all existing and future subordinated obligations and rank pari passu with all present and future senior indebtedness of the Company, except to the extent of any collateral securing such debt. Net proceeds to the Company in December 1997 after expenses amounted to $4,168,000. At December 31, 1997, the Company also had outstanding $324,363 of secured senior indebtedness, most of which is due and payable in early 1998 to a principal stockholder and officer of the Company.

     Until the completion of its IPO on February 7, 1997, the Company was dependent upon loans from its principal stockholders, as well as private placements of its debt and equity securities, to finance its working capital requirements. It is anticipated that the anticipated proceeds from the exercise of Private Warrants and Public Warrants, the remaining net proceeds from the Notes and the anticipated proceeds from an offering of convertible preferred stock that is currently contemplated will be sufficient to fund the operations of the Company through at least the end of 1998. In the event that the Company's plans change or its assumptions change or prove to be inaccurate or such proceeds prove to be insufficient to fund operations (due to unanticipated expenses or difficulties or otherwise), the Company may be required to seek additional financing sooner than currently anticipated or could be required to curtail its activities. As a result of the above, the Company's auditors have found it necessary to include a going concern emphasis in their opinion. The Company believes that it will be able to raise sufficient capital to fund its growth at least through the end of 1998.

     The Company has had preliminary discussions with several potential sources of additional financing, and may seek additional financing to provide additional working capital in the future. Such financing may include loans, lines of credit and/or secured capital financing through the issuance of convertible preferred stock or other equity securities and could include factoring agreements. Although the Company has no current firm arrangements with respect to any additional financing, it is currently considering various proposals by several potential investors relating to the issuance of convertible preferred stock or other equity in exchange for a cash investment in the Company. The Company is also considering obtaining a revolving line of credit which would rank pari passu with the Notes, except to the extent of the collateral securing such debt. There can be no assurance that any such additional financing will be available to the Company on acceptable terms, or at all. Additional equity financing, including the issuance of convertible preferred stock, may involve substantial dilution to the Company's then existing stockholders and holders of the Notes (assuming conversion thereof).

     At December 31, 1997, the Company had working capital of $4,547,850 and did not have any material commitments for capital expenditures.

YEAR 2000 COMPLIANCE

     The Company is currently assessing the potential impact of the year 2000 on the processing of date-sensitive information by the Company's computerized information systems and on products sold as well as products purchased by the Company. The Company believes that its internal information systems and products are either year 2000 compliant or will be so prior to the year 2000 without incurring material costs. The Company is also assessing whether its key suppliers are adequately addressing this issue and the effect this might have on the Company. The Company has not completed its analysis and, therefore, there can be no assurance that the Company will not be adversely impacted by the year 2000 problem as it relates to products purchased from key suppliers.

Item 7. Financial Statements

                 MULTIMEDIA ACCESS CORPORATION AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent
  Auditors....................................................................16

Consolidated Balance Sheets at December 31, 1996 and 1997.....................17

Consolidated Statements of Operations for the years ended
  December 31, 1996 and 1997..................................................18

Consolidated Statements of Stockholders' Equity (Deficit) for
  the years ended December 31, 1996 and 1997 .................................19

Consolidated Statements of Cash Flows for the years ended
  December 31, 1996 and 1997 .................................................20

Notes to Consolidated Financial Statements....................................21

                         Report of Independent Auditors

The Board of Directors
MultiMedia Access Corporation

We have audited the accompanying consolidated balance sheets of MultiMedia Access Corporation and subsidiaries as of December 31, 1996 and 1997, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of MultiMedia Access Corporation and subsidiaries at December 31, 1996 and 1997, and the consolidated results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As more fully described in Note 1, the Company is dependent upon the proceeds from additional sales of its equity securities or other alternative financing, has incurred recurring losses from operations and anticipates negative cash flow from operations during 1998. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

                                               ERNST & YOUNG LLP
Dallas, Texas
March 6, 1998

                 MULTIMEDIA ACCESS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                         DECEMBER 31,
                                                                           -----------------------------------------
                                                                                  1996                  1997
                                                                           -------------------   -------------------
                               ASSETS

Current assets:
  Cash and cash equivalents                                                       $    18,539          $  3,117,202
   Accounts receivable, less allowance for  doubtful accounts of
    $43,000 and $65,000 at December 31, 1996 and 1997, respectively                   185,564             1,195,230
  Inventory                                                                           310,133             1,762,186
  Prepaid expenses                                                                     46,239                75,096
  Deferred charges                                                                    504,295               191,287
                                                                           -------------------   -------------------
      Total current assets                                                          1,064,770             6,341,001

Property and equipment, net                                                           460,895               877,440
Software development costs, net                                                       147,321               203,858
Deferred charges                                                                            -               752,125
Deposits                                                                               18,272                36,991
                                                                           -------------------   -------------------
      Total assets                                                                 $ 1,691,258         $  8,211,415
                                                                           ===================   ===================
           LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
Current liabilities:
  Accounts payable                                                                 $   682,689              759,319
  Accrued compensation                                                                 239,707              313,634
  Deferred revenue                                                                      15,591               52,784
  Other accrued liabilities                                                            857,260              343,051
  Short-term debt, officer                                                             533,089              311,243
  Short-term debt, other                                                             1,966,202               13,120
  Current portion of long-term debt                                                  3,177,550                    -
                                                                           -------------------   ------------------
      Total current liabilities                                                      7,472,088            1,793,151

Long-term debt                                                                               -            5,000,000

Commitments

Stockholders' equity (deficit):
  Preferred stock, $.0001 par value:
    Authorized shares - 5,000,000
    Issued shares - none
   Common stock, $.0001 par value:
    Authorized shares - 20,000,000                                                           -                    -
    Issued and outstanding shares -  5,315,811 and 8,995,455
      at December 31, 1996 and 1997, respectively                                          532                   900
  Additional paid-in capital                                                         6,602,572            19,628,703
  Accumulated deficit                                                              (12,372,028)          (18,199,433)
  Treasury stock,  261,497 shares at December 31, 1996 and 1997                        (11,906)              (11,906)
                                                                           -------------------   -------------------
      Total stockholders' equity (deficit)                                          (5,780,830)            1,418,264
                                                                           -------------------   -------------------
      Total liabilities and stockholders' equity (deficit)                         $ 1,691,258          $  8,211,415
                                                                           ===================   ===================


                            See accompanying notes.

                 MULTIMEDIA ACCESS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                  YEAR ENDED DECEMBER 31,
                                                                          ----------------------------------------
                                                                                   1996                   1997
                                                                          ------------------     -----------------
NET SALES                                                                   $     1,095,012              3,360,703
Cost of goods sold                                                                  393,918              1,695,922
                                                                          ------------------     -----------------
GROSS PROFIT                                                                        701,094              1,664,781

Operating expenses:
  Selling, general and administrative                                             2,378,653             4,243,485
  Research and development                                                        1,997,146             2,740,857
  Depreciation and amortization                                                     206,041               309,458
                                                                          ------------------     -----------------
      Total operating expenses                                                    4,581,840             7,293,800
                                                                          ------------------     -----------------
OPERATING LOSS                                                                   (3,880,746)           (5,629,019)

Other income (expense):
  Dividend and interest income                                                           36                63,613
  Interest expense                                                                 (513,979)             (290,492)
  Other                                                                                 724                28,493
                                                                          ------------------     -----------------
      Total other income (expense)                                                 (513,219)             (198,386)
                                                                          ------------------     -----------------
NET LOSS                                                                    $    (4,393,965)       $   (5,827,405)
                                                                          ==================     =================
NET LOSS PER SHARE: BASIC AND DILUTED                                       $         (0.91)       $        (0.75)
                                                                          ==================     =================
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
   OUTSTANDING                                                                    4,844,706             7,806,378
                                                                          ==================     =================


                             See accompanying notes

                 MULTIMEDIA ACCESS CORPORATION AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1997

                                                                           ADDITIONAL
                                                  COMMON STOCK               PAID-IN         ACCUMULATED        TREASURY
                                              SHARES       PAR VALUE         CAPITAL           DEFICIT           STOCK
                                          --------------- ------------- ------------------ ----------------- ---------------
BALANCE,  DECEMBER 31, 1995                    4,721,268   $    472             4,736,933   $   (7,978,063)   $    (11,906)

  Exchange of short-term debt for
    common stock                                 221,195         22               571,167                -               -

  Sale of common stock,  net of
    of expenses                                  304,016         31               896,481                -               -

  Exchange of trade payables for
    common stock                                  69,332          7               207,991                -               -

  Fair market value of warrants
     issued for consulting services
     and inducement of debt                            -          -               190,000                -               -

  Net loss                                             -          -                     -       (4,393,965)              -
                                          --------------- ------------- ------------------ ----------------- ---------------
BALANCE,  DECEMBER 31, 1996                    5,315,811        532             6,602,572       12,372,028)        (11,906)
  Sale of common stock and Public
    Warrants, net of expenses                  1,610,000        161             5,427,077                 -              -

  Exchange of short-term and
    long-term debt for common stock
    and Public Warrants                        1,241,977        124             5,713,003                 -              -

  Fair market value of warrants issued
    for inducement of debt                             -         -                191,500                 -              -

  Exercise of options and warrants, net          827,667         83             1,694,551                 -              -

  Net loss                                             -          -                     -        (5,827,405)             -
                                          --------------- ------------- ------------------ ----------------- ---------------
BALANCE,  DECEMBER 31, 1997                    8,995,455        900        $   19,628,703     $ (18,199,433)   $    (11,906)
                                          =============== ============= ================== ================= ===============

                                                TOTAL
                                            STOCKHOLDERS'
                                           EQUITY (DEFICIT)
                                          -------------------
BALANCE,  DECEMBER 31, 1995                $  (3,252,564)

  Exchange of short-term debt for
    common stock                                 571,189

  Sale of common stock,  net of
    of expenses                                  896,512

  Exchange of trade payables for
    common stock                                 207,998

  Fair market value of warrants
     issued for consulting services
     and inducement of debt                      190,000

  Net loss                                    (4,393,965)
                                          ----------------
BALANCE,  DECEMBER 31, 1996                   (5,780,830)
  Sale of common stock and Public
    Warrants, net of expenses                  5,427,238

  Exchange of short-term and
    long-term debt for common stock
    and Public Warrants                        5,713,127

  Fair market value of warrants issued
    for inducement of debt                       191,500

  Exercise of options and warrants, net        1,694,634

  Net loss                                    (5,827,405)
                                          -------------------
BALANCE,  DECEMBER 31, 1997                $   1,418,264
                                          ===================


                             See accompanying notes

                 MULTIMEDIA ACCESS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                   YEAR ENDED DECEMBER 31,
                                                                          ------------------------------------------
                                                                                 1996                   1997
                                                                          -------------------     ------------------
OPERATING ACTIVITIES:
  Net loss                                                                   $(4,393,965)           $(5,827,405)
  Adjustments to reconcile net loss to net cash
     used in operating activities:
      Depreciation of fixed assets                                               155,233                229,659
      Amortization of software development                                        50,809                 79,799
      Non-cash charges to interest expense                                       165,001                168,691
      Changes in operating assets and liabilities:
        Accounts receivable                                                     (181,000)            (1,009,666)
        Inventory                                                               (112,664)            (1,452,053)
        Prepaid expenses                                                         (27,268)               (28,857)
        Due from debt holder                                                     315,300                      -
        Deferred charges                                                        (527,531)              (416,308)
        Deposits                                                                     (75)               (18,719)
        Accounts payable                                                         310,527                 76,630
        Accrued compensation                                                      13,220                 73,927
        Deferred revenue                                                         (59,922)                37,193
        Other accrued liabilities                                                541,605               (133,228)
                                                                          ---------------     ------------------
               Net cash used in operating activities                          (3,750,730)            (8,220,337)
                                                                          ---------------     -----------------

INVESTING ACTIVITIES:
  Purchase of property and equipment, net                                       (133,597)              (649,938)
  Software development costs                                                     (54,335)              (136,336)
  Other                                                                            3,169                  3,734
                                                                          ---------------     -----------------
               Net cash used in investing activities                            (184,763)              (782,540)
                                                                          ---------------     -----------------

FINANCING ACTIVITIES:
  Net proceeds from issuance of short-term debt                                2,550,000                212,202
  Repayment of short-term debt-officer                                                 -               (235,000)
  Other                                                                           (9,085)                 2,466
  Proceeds from issuance of long-term debt                                       500,000              5,000,000
  Proceeds from the exercise of options and warrants                                   -              1,694,634
  Net proceeds from sale of common stock                                         896,512              5,427,238
                                                                          ---------------     -----------------
               Net cash provided by financing activities                       3,937,427             12,101,540
                                                                          ---------------     -----------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                          1,934              3,098,663

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                    16,605                 18,539
                                                                          ---------------     -----------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                     $    18,539              3,117,202
                                                                          ===============     =================


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

         In February 1997, the Company completed an underwritten initial public offering ("the Offering") of 1,400,000 shares of its common stock and 1,400,000 redeemable common stock purchase warrants (Public Warrants). The shares of common stock and the Public Warrants were sold on the basis of one Public Warrant for each share of common stock at a unit price to the public of $4.60, and were separately transferable immediately upon issuance. Each Public Warrant entitles the holder to purchase one share of common stock at $4.50 per share, subject to adjustment under certain circumstances, at any time commencing six months from the date of the Prospectus through and including five years from the date of the Prospectus. The Public Warrants are redeemable by the Company, at any time commencing twelve months from the date of the Prospectus, upon notice of not less than thirty days, at a price of $.10 per Public Warrant, provided that the closing price or bid price of the common stock for any twenty trading days within a period of thirty consecutive trading days ending on the fifth day prior to the day on which the Company gives notice of redemption has been at least 150% (currently $6.75, subject to adjustment) of the initial public offering price per share of common stock. Additionally, in March 1997, the Company issued an additional 210,000 shares of common stock and Public Warrants upon exercise of the underwriter's over-allotment option. The Company received net proceeds of $5,427,000 during February and March 1997 related to this sale. No Public Warrants have been exercised to date.

     In August 1997, the Company registered, in a Registration Statement on Form SB-2, 2,981,573 shares of common stock underlying private warrants that had previously been issued by the Company at various times between June 1995 and February 1997 in connection with various financing transactions. Each such private warrant entitles the holder to purchase one (1) share of common stock at prices ranging from $1.00 to $3.00 per share at any time commencing immediately upon issuance through and including three years from date of issuance. The Company will not receive any of the proceeds of the sale of such shares of common stock, but will receive proceeds of up to $7,529,719 from the exercise of the private warrants, to the extent the warrants are exercised. Such proceeds will be used for working capital and general corporate purposes, and possible future acquisitions. In September and October 1997, the Company received net proceeds of $1,676,533 upon the exercise of 821,667 private warrants at prices ranging from $1.00 to $3.00 per share.

     On December 9, 1997 the Company sold $5,000,000 aggregate principal amount of 8% senior convertible notes due 2002 (the "Notes") at an initial offering price of 100% of the principal amount thereof, less 8% gross commission. The Notes are convertible into shares of common stock of the Company at a conversion price of $4.625 per share of common stock, subject to adjustment in certain circumstances (including upon certain issuances of common stock or common stock equivalents at less than the then effective conversion price). The Notes rank senior to all existing and future subordinated obligations and rank pari passu with all present and future senior indebtedness of the Company, except to the extent of any collateral securing such debt. Net proceeds to the Company in December 1997 after expenses amounted to $4,168,000.

                 MULTIMEDIA ACCESS CORPORATION AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

         During 1997, with the proceeds from the above mentioned financings, the Company has endeavored to build an effective marketing and sales organization, develop a network of independent resellers and achieve market acceptance of its products at prices and volumes which will, in the future, result in profitable operations. However, the Company expects operating losses to continue during 1998 and until such time, if ever, as gross margins from the sales of its products exceed its development, selling, administrative and financing costs. The Company anticipates that additional financing will be needed in the first half of 1998 in order to meet its working capital requirements and has had preliminary discussions with several potential sources of financing, and may seek additional financing to provide additional working capital in the future.
Such financing may include loans, lines of credit and/or secured capital financing through the issuance of convertible preferred stock or other equity securities and could include factoring agreements.

     Although the Company has no current firm arrangements with respect to any additional financing, it is currently considering various proposals by several potential investors relating to the issuance of convertible preferred stock or other equity in exchange for a cash investment in the Company. The Company is also considering obtaining a revolving line of credit, which would rank pari passu with the Notes, except to the extent of the collateral securing such debt. There can be no assurance that any such additional financing will be available to the Company on acceptable terms, or at all. Additional equity financing, including the issuance of convertible preferred stock, may involve substantial dilution to the Company's then existing stockholders and holders of the Notes (assuming conversion thereof). In the event the Company is unable to raise additional capital it may be required to curtail its activities.

         The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the accompanying consolidated financial statements, the Company incurred significant losses of $4,393,965 and $5,827,405 during the years ended December 31, 1996 and 1997, respectively. These losses in conjunction with the matters discussed above, raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments which might be necessary should the Company be unable to continue as a going concern.

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

INVENTORY

         Inventory consists primarily of purchased electronic components and computer system products, along with the related documentation manuals and packaging materials. Inventory is carried at the lower of cost or market, cost being determined on a standard cost basis, which approximates average cost.

                 MULTIMEDIA ACCESS CORPORATION AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

SOFTWARE DEVELOPMENT COSTS

         Costs of developing new software products and substantial enhancements to existing software products are expensed as incurred until technological feasibility has been established, after which time additional costs incurred are capitalized in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed." Amortization of capitalized software development costs begins when products are available for general release to customers, and is computed using the straight-line method over a period not to exceed three years. Amortization expense for the years ended December 31, 1996 and 1997 was $50,809 and $79,799, respectively.

REVENUE RECOGNITION

         Revenue from the sale of video communication systems and products and licensing of the related software is recognized upon shipment to customers. With pre-approval by a return merchandise authorization, a customer may return undamaged product to the Company, subject to a 30-day money back guarantee. The Company maintains an accrued warranty reserve for products which are returned defective during the warranty period.

NET LOSS PER SHARE

         The Company has adopted Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings per Share," which has changed the method for calculating earnings per share on the face of the income statement. The new standard eliminates primary and fully diluted earnings per share and requires presentation of basic and diluted earnings per share together with disclosure of how the per share amounts were computed. Basic earnings per share is calculated by dividing net income/loss by the number of weighted average common shares outstanding for the period. Since the Company has reported net losses for all periods presented, the computation of diluted loss per share excludes the effects of options (see Note 8), warrants (see Note 8) and convertible debt (see
Note 6) since their effect is anti-dilutive. Loss per share amounts for prior periods have been restated to conform to SFAS 128 requirements.

DEFERRED CHARGES AND OTHER ASSETS

         Deferred charges at December 31, 1997, which consist of legal, accounting and lead manager fees and expenses associated with the issuance of the $5,000,000 8% senior convertible notes due 2002 in December 1997, are being amortized using the straight-line method over the term of the notes. Net debt issue costs at December 31, 1997 amounted to $943,412 of which $191,287 has been classified as current.

         Deferred charges at December 31, 1996 consist of legal, accounting and other expenses associated with the Company's initial public offering consummated in February 1997, as well as expenses incurred in connection with the issuance of 8% debt in July through December of 1996. During February and March 1997, $2,079,000 of legal, accounting, underwriting and printing costs incurred in connection with the initial public offering were charged against the proceeds from the offering.

                 MULTIMEDIA ACCESS CORPORATION AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

         Amortization of deferred debt issue costs charged to operations for the years ended December 31, 1996 and 1997 was $165,001 and $168,691, respectively.

CONCENTRATION OF CREDIT RISK

         Financial instruments that potentially subject the Company to credit risk consist principally of cash, cash equivalents and trade accounts receivable. The Company invests its cash and cash equivalents with a Texas commercial bank and a commercial brokerage firm. The brokerage firm maintains accounts in several banks throughout the country and in government securities. The Company sells its products and services primarily to distributors and resellers without requiring collateral, however, the Company routinely assesses the financial condition of its customers and maintains allowances for anticipated losses. During the years ended December 31, 1996 and 1997, three customers accounted for 37% and one customer accounted for 14% of total consolidated revenues, respectively. Balances due from these customers at December 31, 1996 and 1997 represented 0% and 10% of net accounts receivable, respectively. The Company believes it has no significant concentration of credit risk.

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

ADVERTISING COSTS

         Advertising costs are generally expensed as incurred. Advertising expense was $89,414 and $226,413 for the years ended December 31, 1996 and 1997, respectively.

FAIR VALUE OF FINANCIAL INSTRUMENTS

         The Company believes that the carrying amount of certain of its financial instruments, which include cash equivalents, accounts receivable, accounts payable, short-term debt and accrued expenses approximate fair value due to the short-term maturities of these instruments. The Company also believes the carrying value of its long-term debt approximates fair value at December 31, 1997 since actual interest rates were consistent with rates estimated to be available for obligations with similar terms and conditions.

STOCK-BASED COMPENSATION

     In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation". SFAS 123 defines a fair-value based method of accounting for an employee stock option or similar equity instrument. As permitted by SFAS 123, the Company has elected to continue to measure the cost of its stock-based compensation plans using the intrinsic-value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." See Note 8 to the Consolidated Financial Statements for additional information concerning stock-based compensation.

                 MULTIMEDIA ACCESS CORPORATION AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NEW ACCOUNTING STANDARDS

         The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 (SFAS 131), "Disclosures about Segments of an Enterprise and Related Information," which established standards for the way public business enterprises report information in annual statements and interim financial reports regarding operating segments, products and services, geographic areas and major customers. SFAS 131 will first be reflected in the Company's 1998 financial statements. The Company's management is currently evaluating the impact of this statement.

3.  INVENTORY

         Inventory consists of the following:

                                                              DECEMBER 31,
                                                 ------------------------------------
                                                         1996              1997
                                                 ------------------------------------
        Purchased materials                             $180,149        $1,035,006
        Finished goods                                   129,984           727,180
                                                 ------------------------------------
                                                        $310,133        $1,762,186
                                                 ====================================

      Inventory at December 31, 1996 is presented net of a reserve of $215,000.

4. PROPERTY AND EQUIPMENT

         Property and equipment, at cost, consists of the following:

                                                              DECEMBER 31,
                                                 ------------------------------------
                                                         1996              1997
                                                 ------------------------------------
        Computer equipment                              $519,966          $933,767
        Software                                         141,841           270,386
        Leasehold improvements                            36,985            43,951
        Office furniture and equipment                    87,630           180,256
                                                 ------------------------------------
                                                         786,422         1,428,360

        Less accumulated depreciation
          and amortization                              (325,527)         (550,920)
                                                 ------------------------------------
                                                        $460,895          $877,440
                                                 ====================================

                 MULTIMEDIA ACCESS CORPORATION AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



5. SHORT-TERM DEBT

         Short-term debt consists of the following:

                                                                          DECEMBER 31,
                                                                 -------------------------------
                                                                       1996           1997
                                                                 -------------------------------
     OFFICER:
       Secured note payable to an officer and affiliate of the
        Company, due on demand with interest at 15%.
        Collateralized by all assets of the Company.               $    533,089      $ 311,243
                                                                 ===============================
     OTHER:
       Secured note payable to an individual investor, due on
        demand with interest at 15%. Collateralized by all
        assets of the Company.                                     $     22,548      $       -

       Convertible  secured  debt  payable  to a  principal
        stockholder of the Company,  due on demand 10 days
        subsequent to an initial public offering or 180 days
        after date of issue, with interest at 8%.
        Collateralized by all assets of the Company.                    500,000              -

       Unsecured notes payable to principal  stockholders of
        the Company, due on demand 10 days subsequent to an
        initial  public  offering  or 180 days after date of
        issue, with interest at 8%                                    1,315,000              -

       Unsecured , non-interest bearing note payable to
         the Company's underwriter                                      120,000              -

       Other                                                              8,654         13,120
                                                                 -------------------------------
                Total short-term debt, other                        $ 1,966,202     $   13,120
                                                                 ===============================


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

         In July 1996, the Company issued $500,000 of 8% secured convertible debt to a principal stockholder of the Company. The convertible debt was due on demand 10 days subsequent to an initial public offering of the Company's equity securities or 180 days from date of issue. As an incentive to advance these notes, the stockholder received 50,000 three-year warrants to purchase Company stock at $3.00 per share. Based on an independent appraisal, the fair market value of these warrants of $.50 per share was charged to interest expense.

                 MULTIMEDIA ACCESS CORPORATION AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

         Between September and December of 1996, the Company issued $1,315,000 of 8% unsecured notes to existing stockholders of the Company. The notes were due on demand 10 days subsequent to an initial public offering of the Company's equity securities or 180 days from date of issue. As an incentive to advance the notes, the stockholders received 131,500 three-year warrants to purchase Company stock at $3.00 per share. Based on an independent appraisal, the fair market value of these warrants of $1.00 per share was charged to interest expense.

         In October 1996, the Company converted salary and bonuses of $127,781 and accrued interest of $41,154 owing to its Chief Executive Officer into $168,935 principal amount of 15% secured notes due in February of 1998.

         In January and February 1997, the Company issued $600,000 of 8% unsecured debt to two principal stockholders of the Company. The unsecured debt was due on demand 10 days subsequent to an initial public offering of the Company's equity securities or 180 days from the date of issue. As an incentive to advance the debt, the stockholders were issued 60,000 three-year warrants to purchase Company stock at $3.00 per share. Based on independent appraisal, the fair market value of these warrants of $1.00 per share was charged to interest expense.

         In February 1997, $2,915,000 principal amount of secured and unsecured notes were exchanged for 633,694 shares of Common Stock and Public Warrants in the Offering. Additionally, in February 1997, the Company repaid $377,548 principal amount of secured and demand notes together with total accrued interest of $90,745.

         Interest paid was $1,287 and $253,675 for the years ended December 31, 1996 and 1997, respectively.

6. LONG-TERM DEBT

         Long-term debt consists of the following:

                                                                     DECEMBER 31,
                                                        -----------------------------------
                                                                1996              1997
                                                        -----------------------------------
      U.S $5,000,000 Senior 8% Convertible
       Notes
          due December 2002 with interest payable       $             -       $ 5,000,000
          semi-annually in arrears

       Short-term notes converted to convertible notes          110,250                 -

       Convertible secured debt  payable to a
       principal
         stockholder of the Company, due January
         1998 with interest at 8% collateralized by all
         assets of the Company                                  500,000                 -

       Convertible notes                                      2,567,300                 -
                                                        -----------------------------------
                                                              3,177,550         5,000,000
                                                        -----------------------------------
       Less: current portion                                  3,177,550                 -
                                                         $            -       $ 5,000,000
                                                        ===================================


                 MULTIMEDIA ACCESS CORPORATION AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

         In July of 1996, the Company issued $500,000 of 18-month 8% convertible debt to a principal stockholder of the Company. As an incentive to advance these notes, the stockholder was granted 50,000 three-year warrants to purchase Company stock at $3.00 per share. Based on an independent appraisal, the fair market value of these warrants of $.50 per share was charged to interest expense.

         In February 1997, $2,430,300 principal amount of 8% convertible notes together with accrued interest of $367,827 were exchanged for 608,283 shares of common stock and Public Warrants in the Offering. Additionally, in February 1997, the Company repaid $247,250 principal amount of 8% convertible debt together with accrued interest of $118,726. Converting noteholders received 1,215,150 three-year warrants to purchase Company stock at $3.00 per share while repayment noteholders received 82,418 three-year warrants to purchase Company stock at $3.00 per share.

     On December 9, 1997 the Company sold $5,000,000 aggregate principal amount of 8% senior convertible notes due 2002 (the "Notes") at an initial offering price of 100% of the principal amount thereof, less 8% gross commission (see
Note 1). The Notes rank senior to all existing and future subordinated obligations and rank pari passu with all present and future senior indebtedness of the Company, except to the extent of any collateral securing such debt. Lead managers in connection with the Notes offering received 108,108 warrants to purchase Company stock at an exercise price of $4.625 per share. In December 1997, the Company received net proceeds of $4,168,000 from the Notes offering.

     At December 31, 1997, the Company had outstanding $324,363 of secured senior indebtedness, most of which is due and payable in early 1998 to a principal stockholder and officer of the Company.

7. INCOME TAXES

         The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." SFAS No. 109 requires a valuation allowance to be recorded when it is "more likely than not that some portion or all of the deferred tax assets will not be realized." In the opinion of management, realization of the Company's net operating loss carryforward is not reasonably assured, and a valuation allowance of $4,625,000 and $6,716,000 has been provided against deferred tax assets in excess of deferred tax liabilities in the accompanying consolidated financial statements at December 31, 1996 and 1997, respectively.

         The components of the Company's net deferred taxes are as follows:

                                                                                DECEMBER 31,
                                                                    -------------------------------------
                                                                           1996              1997
                                                                    -------------------------------------
      Deferred tax assets:
           Net operating loss carryforward                             $  4,349,000       $  6,357,000
           Excess of tax over financial statement basis of
           patent                                                            41,000             37,000
           Accruals deductible for tax purposes when paid                   236,000            241,000
           Excess of  tax over financial statement basis of
           software development costs                                        42,000            130,000
                                                                    -------------------------------------
                     Total deferred tax assets                            4,668,000          6,765,000
      Less: valuation allowance                                          (4,625,000)        (6,716,000)
                                                                    -------------------------------------
                                                                             43,000             49,000
      Deferred tax liabilities:
          Excess of financial statement over tax basis of
            of property and equipment                                        43,000             49,000
                                                                    -------------------------------------
                     Total deferred tax liabilities                          43,000             49,000
                                                                    =====================================
     Net deferred taxes                                                $          -       $          -
                                                                    =====================================


                 MULTIMEDIA ACCESS CORPORATION AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

         A reconciliation between the federal income tax benefit calculated by applying U.S. federal statutory rates to net loss and the absence of a tax benefit reported in the accompanying consolidated financial statements is as follows:

                                                                                 DECEMBER 31,
                                                                    -------------------------------------
                                                                        1996              1997
                                                                    -------------------------------------
      U.S. federal statutory rate applied to pretax loss               $ (1,494,000)      $ (1,981,000)
      Accrued compensation and other accruals                               (19,000)            70,000
      Amortization of patent                                                 (3,000)            (4,000)
      Depreciation of property and equipment                                 (5,000)           (12,000)
      Software development costs for financial  reporting
        purposes                                                            (11,000)           (43,000)
      Net operating loss carryforward not recognized for
        financial reporting purposes                                      1,476,000          1,966,000
      Inventory and doubtful account reserves                                 3,000            (66,000)
      Non-deductible interest expense                                        46,000             58,000
      Other                                                                   7,000             12,000
                                                                    -------------------------------------
                                                                       $          -       $          -
                                                                    =====================================

     The Company has a federal income tax net operating loss carryforward of approximately $17,000,000 at December 31, 1997. Approximately $2,700,000, $4,700,000, $4,300,000 and $5,300,0000 of the carryforward will expire in 2009,
2010, 2011 and 2012, respectively. The Company is subject to limitations existing under Internal Revenue Code Section 382 (Change of Control) relating to the availability of the operating loss carryforward. Beginning with 1994, approximately $790,000 of the carryforward that will expire in 2009 is limited to utilization at a rate of approximately $300,000 per year.

          No income taxes were paid for the years ended December 31, 1996 and 1997.

8. STOCKHOLDERS' EQUITY (DEFICIT)

COMMON STOCK

         In September 1995, the Company began a private placement of up to 2,666,667 shares of common stock to qualified investors. In March 1996 a principal stockholder of the company exchanged $663,589 of notes and accrued interest for 221,195 shares of common stock and 65,000 warrants in the offering. In April through June of 1996, the Company sold 304,016 shares of the offering to individual investors at $3.00 per share. Proceeds to the Company were $912,054. Additionally, in May and June of 1996, the Company converted $208,000 of accounts payable into 69,332 shares of the offering at $3.00 per share.

     In February 1997, the Company completed an underwritten initial public offering of 1,400,000 shares of its common stock and 1,400,000 redeemable common stock purchase warrants (Public Warrants). The shares of common stock and the Public Warrants were sold on the basis of one Public Warrant for each share of common stock at a unit price to the public of $4.60, and were separately transferable immediately upon issuance (see Note 1). In March 1997, the Company issued an additional 210,000 shares of common stock and Public Warrants upon exercise of the underwriter's over-allotment option. The Company received net proceeds of $5,427,000 during February and March 1997 related to this sale. Additionally, in February of 1997, $5,345,300 principal amount of convertible and bridge notes together with accrued interest of $367,827 were converted into 1,241,977 shares of common stock and Public Warrants in the offering.

                 MULTIMEDIA ACCESS CORPORATION AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     In August 1997, the Company registered, in a Registration Statement on Form SB-2, 2,981,573 shares of common stock underlying private warrants that had previously been issued by the Company at various times between June 1995 and February 1997 in connection with various financing transactions. Each such private warrant entitles the holder to purchase one (1) share of common stock at prices ranging from $1.00 to $3.00 per share at any time commencing immediately upon issuance through and including three years from date of issuance. The Company will not receive any of the proceeds of the sale of such shares of common stock, but will receive proceeds of up to $7,529,719 from the exercise of the private warrants, to the extent the warrants are exercised. In September and October 1997, the Company received net proceeds of $1,676,533 upon the exercise of 821,677 private warrants at prices ranging from $1.00 to $3.00 per share. As an inducement for early exercise of the private warrants, exercising warrant holders received 82,000 three-year warrants to purchase Company stock at $4.50 per share.

STOCK OPTION PLANS

         In April 1995, the Company adopted its 1995 Stock Plan (the 1995 Stock Option Plan) under which 2,000,000 shares of the Company's common stock are reserved for issuance to officers, key employees and consultants of the Company. The objectives of the stock plan are to attract and retain qualified personnel for positions of substantial responsibility, and to provide additional incentives to employees and consultants to promote the success of the Company's business. Options granted under the plan may be incentive stock options or non-qualified stock options. The plan is administered by the Board of Directors. The options are granted at the discretion of the Board of Directors at an option price per share not less than fair market value at the date of grant.

         In April 1995, the Company also adopted the 1995 Director Option Plan under which 250,000 shares of the Company's common stock are reserved for issuance to outside directors of the Company. The objective of the director plan is to attract and retain qualified personnel for service as outside directors of the Company, and to encourage their continued service to the Board. Only non-qualified stock options may be granted. Grants under the plan are automatic and nondiscretionary, and are issued at an option price per share not less than fair market value at the date of grant.

         Following is a summary of stock option activity from December 31, 1995 through December 31, 1997:


                                                                       STOCK OPTIONS
                                                  --------------------------------------------------------
                                                                                           WEIGHTED-
                                                                                            AVERAGE
                                                       NUMBER           PRICE PER        EXERCISE PRICE
                                                      OF SHARES           SHARE            PER SHARE
                                                  --------------------------------------------------------
     Outstanding at December 31, 1995                     1,811,774    $  .04 - 3.00          $ 2.48
     Granted                                                870,400      3.00 - 4.00            3.32
     Exercised                                                    -                -               -
     Canceled/forfeited                                     588,213       .20 - 3.00            2.55
                                                  ------------------
     Outstanding at December 31, 1996                     2,093,961       .04 - 4.00            2.81

     Granted                                                780,666      3.00 - 5.84            4.55
     Exercised                                                6,000             3.00            3.00
     Canceled/forfeited                                     130,817      2.20 - 4.63            3.42
                                                  ------------------

      Outstanding at December 31, 1997                    2,737,810    $  .04 - 5.84          $ 3.27
                                                  ==================

                 MULTIMEDIA ACCESS CORPORATION AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

         The weighted-average grant-date fair value of options granted was $0.86 and $2.23 for the years ended December 31, 1996 and 1997, respectively.

         The following information applies to options outstanding at December 31, 1997:

                            OPTIONS OUTSTANDING                                 OPTIONS EXERCISABLE
      ----------------------------------------------------------------    ---------------------------------
                                         WEIGHTED-AVERAGE
                                           REMAINING    WEIGHTED-AVERAGE                   WEIGHTED-AVERAGE
         RANGE OF      OUTSTANDING AT     CONTRACTUAL     EXERCISE        EXERCISABLE AT      EXERCISE
         EXERCISE     DECEMBER 31, 1997      LIFE           PRICE          DECEMBER 31,         PRICE
          PRICES                                                               1997
      ----------------------------------------------------------------    ---------------------------------
       $0.01 - 1.00        154,770           4.2            $   0.10           138,438           $ 0.10
        1.01 - 2.00              -            -                    -                 -                -
        2.01 - 3.00      1,488,040           6.7                2.85           988,255             2.80
        3.01 - 4.00        381,000           6.1                3.71           115,914             3.63
        4.01 - 5.00        542,500           9.5                4.37                 -                -
        5.01 - 6.00        171,500           5.1                5.33                 -                -
                      ---------------------------------------------------- ---------------------------------
                         2,737,810           6.9              $ 3.27          1,242,606            $2.58


     Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting For Stock Based Compensation," requires the disclosure of pro forma net income and earnings per share information computed as if the Company had accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method set forth in SFAS 123. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

                                                         1996                1997
                                                 -----------------------------------------
                 Risk-free interest rate                 6.4%                 6%
                 Dividend yield                            0%                 0%
                 Volatility factor of the
                    market price of the
                    Company's common stock                 0%                40%
                  Expected life of the options
                    (years)                                5                  6



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

                 MULTIMEDIA ACCESS CORPORATION AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

         For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting periods. Pro forma information for the years ended December 31, 1996 and 1997 is as follows:

                                                               DECEMBER 31,
                                                         1996                 1997
                                                  -------------------- -------------------
                 Pro forma net loss                  $ (4,597,827)       $ (6,212,743)
                 Pro forma net loss per share:
                   basic and diluted                 $      (0.95)       $       (.80)



EMPLOYEE STOCK PURCHASE PLAN

         In May 1995, the Company established an Employee Stock Purchase Plan ("ESPP") to provide employees of the Company with an opportunity to purchase Common Stock through payroll deductions. Under the ESPP, up to 250,000 shares of Common Stock have been reserved for issuance, subject to certain antidilution adjustments. The ESPP, by its terms, became effective at the time of the Company's IPO. The ESPP is intended to qualify as an employee stock purchase plan within the meaning of Section 423 of the Internal Revenue Code.

     Each offering period will be for a period of six months except the first offering period under the ESPP is from October 1, 1997 through April 30, 1998. The ESPP terminates in April, 2005. Eligible employees may participate in the ESPP by authorizing payroll deductions during an offering period within a percentage range determined by the Board of Directors. Initially, the amount of authorized payroll deductions is not more than ten percent of an employee's cash compensation during an offering period, but not more than $25,000 per year. Amounts withheld from payroll are applied at the end of each offering period to purchase shares of Common Stock. Participants may withdraw their contributions at any time before stock is purchased, and in the event of withdrawal such contributions will be returned to participants. The purchase price of the Common Stock is equal to eighty-five percent of the lower of (i) the market price of Common Stock immediately before the beginning of the applicable offering period or (ii) the market price of Common Stock at the end of each offering period. The Company will pay all expenses incurred in connection with the implementation and administration of the ESPP.

WARRANTS

         The Company has issued private warrants to purchase common stock of the Company in connection with the issuance and repayment of certain notes payable (as described in Notes 5 and 6), as inducement for early exercise of private warrants and as compensation for services rendered by various consultants and a financial consulting firm controlled by an officer, director, and stockholder of the Company. Additionally, the Company has issued Public Warrants to purchase common stock of the Company in connection with its initial public offering and concurrent debt retirement and debt for equity exchange (as described in the Common Stock section of Note 8).

                 MULTIMEDIA ACCESS CORPORATION AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

         The following is a summary of warrant activity from December 31, 1995 through December 31, 1997:

WARRANTS

                                                    -----------------------------------------------------------
                                                                                                WEIGHTED-
                                                                                                 AVERAGE
                                                         NUMBER OF          PRICE PER        EXERCISE PRICE
                                                          SHARES              SHARE             PER SHARE
                                                    -----------------------------------------------------------
      Outstanding at December 31, 1995                    1,147,500        $ 1.00 - 3.00            $ 1.77
      Granted                                               376,505                 3.00              3.00
      Exercised                                                   -                   -                  -
                                                    --------------------
      Outstanding at December 31, 1996                    1,524,005          1.00 - 3.00              2.07
      Granted - Non-Public Warrants                       1,717,676          3.00 - 4.63              3.24
      Granted  - Public Warrants                          2,851,977                 4.50              4.50
      Exercised                                             821,667          1.00 - 3.00              2.13
                                                    --------------------
      Outstanding at December 31, 1997                    5,271,991        $ 1.00 - 4.63           $  3.76
                                                    ====================

         In addition, at December 31, 1997 the Company's IPO representative holds warrants to purchase 140,000 units at $6.30 per unit, each unit consisting of one share of common stock and one common stock purchase warrant exercisable at $4.50 per share through February 2002.

         At December 31, 1997, 5,084,716 warrants at prices ranging from $1.00 to $4.50 with a weighted-average exercise price of $3.74 were exercisable.

9. EMPLOYEE BENEFIT PLAN

     Effective March 1, 1997, the Company adopted a profit sharing plan pursuant to Section 401(k) of the Internal Revenue Code whereby participants may elect to contribute up to twenty percent (20%) of their compensation subject to statutory limitations. The plan provides for discretionary matching and profit sharing contributions by the Company. All full-time employees are eligible to participate in the plan provided they meet a minimum service requirement of six consecutive months and a minimum age requirement of twenty-one. For the year ended December 31, 1997 no matching or profit sharing contributions were made by the Company.

10. COMMITMENTS AND CONTINGENCIES

         The Company leases various office and manufacturing space under non-cancelable operating leases extending through 2003. The Company also leases certain office and computer equipment under non-cancelable operating leases. Future minimum operating lease payments with initial or remaining terms of one year or more are as follows:

                 MULTIMEDIA ACCESS CORPORATION AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


                                                            OPERATING
                                                             LEASES
                                                        ----------------

                       Year ended December 31:
                          1998                            $ 343,663
                          1999                              145,172
                          2000                              125,247
                          2001                              122,029
                          2002                              122,029
                          Thereafter                         12,211
                                                         -------------
                       Total minimum lease payments       $ 870,351
                                                         =============

         Rent expense was $247,765 and $261,400 for the years ended December 31, 1996 and 1997, respectively.

         The Company has entered into an employment contract with its Chief Executive Officer through February 1999 that provides for a minimum annual salary and incentives based generally on the Company's performance.

11. RELATED PARTY TRANSACTIONS AND SUBSEQUENT EVENTS

         In February 1994 the Company entered into two five-year consulting agreements with two of its former directors, pursuant to which the Company agreed to pay monthly consulting fees of $5,000 to each individual. In March 1995 one of these consulting agreements was canceled with no further liability to the Company. In June 1996, the Company converted $80,000 of accounts payable owed on the remaining consulting agreement into 26,666 shares of common stock at $3.00 per share. By mutual agreement, effective May 1, 1996 consulting fees from the remaining consulting contract were suspended until February 1997. Consulting fees charged to expense with respect to the aforementioned agreements for the years ended December 31, 1996 and 1997 were $20,000 and $50,000, respectively. Consulting fees of $12,500 and $62,500 remained accrued at December 31, 1996 and 1997, respectively.

         In May 1996, the Company issued three-year warrants to purchase 5,005 shares of Company stock at $3.00 per share to a company which is partially owned by the Chief Executive Officer of the Company. The warrants were issued as consideration for consulting services rendered during 1996. The fair market value of the warrants of $.50 as determined by independent appraisal and fees of $2,503 were charged to expense during 1996. Additionally, $3,562 and $8,130 of consulting fees were paid in 1996 and 1997, respectively, for consulting services rendered in 1994.

     In January and February 1996, the Company issued to a principal stockholder of the Company, secured notes totaling $650,000 under the terms as described in
Note 5. During March 1996, these secured notes were exchanged for equity securities of the Company under the terms described in Note 5.

         During July 1996, the Company issued $1,000,000 of 8% secured convertible debt to a principal stockholder of the Company. The note matured 10 days subsequent an initial public offering of the Company's equity securities. During February 1997, the note was converted into common stock and Public Warrants in the Offering as described in Note 5. As an incentive to advance the debt, the stockholder was issued 100,000 three-year warrants to purchase Company stock at $3.00 per share. The fair market value of the warrants of $.50 per share as determined by independent appraisal were charged to interest expense over the term of the notes. Additionally, the stockholder was issued 100,000 three-year warrants to purchase Company Stock at $3.00 per share upon conversion. The fair market value of the warrants of $1.00 per share as determined by independent appraisal were charged against the proceeds of the Offering.

                 MULTIMEDIA ACCESS CORPORATION AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

         In November and December of 1996, the Company issued $700,000 of 8% unsecured debt to two principal stockholders of the Company. The debt matured 10 days subsequent to an initial public offering of the Company's equity securities or 180 days from the date of issue. During February 1997, these notes were converted into common stock and Public Warrants in the Offering as described in
Note 5. As an incentive to advance the debt, the stockholder's were issued 70,000 three-year warrants to purchase Company stock at $3.00 per share. The fair market value of the warrants of $1.00 per share as determined independent appraisal were chared to interest expense over the term of the notes.

         During January and February of 1997, the Company issued $600,000 of 8% unsecured notes to two principal stockholders of the Company. The notes were due on demand 10 days subsequent to an initial public offering of the Company's equity securities or 180 days from date of issue. During February of 1997 these notes were converted into common stock and Public Warrants in the Offering as described in Note 6.

         During February 1997, $1,915,000 principal amount of 8% unsecured bridge notes and $1,000,000 principal amount of 8% secured convertible notes owing to four principal stockholders of the Company were converted into 633,694 shares of common stock and Public Warrants in the Offering at $4.60 per share. Additionally, during February 1997, the Company paid accrued interest of $76,634 to the stockholders.

           During February 1997, $1,905,000 principal amount of 8% convertible debt and accrued interest of $282,992 owing to four principal stockholders, its Chief Executive Officer and the spouse of another principal stockholder and former director, were converted into 475,647 shares of common stock and Public Warrants in the Offering at $4.60 per share.

         During February 1997, the Company repaid $235,000 principal amount of 15% secured debt to its Chief Executive Officer together with accrued interest of $10,399.

     In August 1997, the Company registered, in a Registration Statement on Form SB-2, 2,981,573 shares of common stock underlying private warrants (see Note 8), some of which are held by affiliates of the Company. In September and October of 1997, the Company received gross proceeds of $1,700,000 upon exercise of 805,000 private warrants from three principal stockholders of the Company and the spouse of a principal stockholder. As an incentive for early exercise of the above mentioned warrants, the stockholders were issued 82,000 three-year private warrants to purchase Company stock at $4.50 per share.

         During 1997 the Company paid $56,000 of consulting fees to the Chairman of the Company.

         In February 1998, the Company repaid $125,000 principal amount of secured notes to its Chief Executive Officer and converted the remaining principal balance of $186,243 to a demand note.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         There have been no disagreements concerning any matter of accounting principle or financial statement disclosure between the Company and its independent auditors.

                                    PART III

Item 9.   Directors,   Executive   Officers,   Promoters  and  Control  Persons:
          Compliance with Section 16 (a) of the Exchange Act.

          The information required by this item is incorporated by reference to disclosure in the Company's Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report ("Proxy Statement").

Item 10.  Executive Compensation

         The information required by this item is incorporated by reference to the Proxy Statement.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

         The information required by this item is incorporated by reference to the Proxy Statement.

Item 12.  Certain Relationship and Related Transactions

         The information required by this item is incorporated by reference to the Proxy Statement.

Item 13.  Exhibits and Report on Form 8-K

         a.)  Exhibits
              See Exhibit index.

         b.)  Reports on Form 8-K

               On December 23, 1997, the Company filed a Form 8-K covering the private placement of $5,000,000 aggregate principal amount of 8% Senior Convertible Notes due 2002.

                                   SIGNATURES
                                   ----------

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

        Date                               MultiMedia Access Corporation
        ----

   March 27, 1998                          By:  /s/ William S. Leftwich
                                                -----------------------
                                                    William S. Leftwich
                                                    Chief Financial Officer and
                                                    Asst. Secretary

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Date                               MultiMedia Access Corporation
         ----

    March 27, 1998                          By:  /s/ Glenn A. Norem
                                                 -------------------------------
                                                     Glenn A. Norem
                                                     Director and Chief
                                                     Executive Officer

    March 27, 1998                          By:  /s/ William S. Leftwich
                                                 -------------------------------
                                                     William S. Leftwich
                                                     Chief Financial Officer and
                                                     Asst. Secretary

    March 27, 1998                          By:  /s/ William D. Jobe
                                                 -------------------------------
                                                     William D. Jobe
                                                     Director and Chairman of
                                                     the Board

    March 27, 1998                          By:  /s/ Joe C. Culp
                                                 -------------------------------
                                                     Joe C. Culp
                                                     Director

                                  EXHIBIT INDEX

EXHIBIT
PAGE                                                                                            SEQUENTIAL
NO.                                 DESCRIPTION OF EXHIBIT                                        PAGE NO.
-----------------------------------------------------------------------------------------------------------
2      Agreement and Plan of Merger and Reorganization (1)
3(a)   Certificate of Incorporation (1)
3(b)   Amendment to Certificate of Incorporation (1)
3(c)   Restated By-Laws (1)
4(a)   Form of Common Stock Certificate (1)
4(b)   Form of Warrant Certificate (1)
4(c)   Form of Warrant Agreement between the Company and Continental Stock Transfer & Trust Company (1)
4(d)   Form of Representative's Warrant Agreement (1)
9(a)   Voting Trust Agreement between Robert M. Sterling, Jr. and Thomas E. Brown (1)
9(b)   Voting Trust Agreement between Robert P. Bernardi and Richard Bernardi (1)
9(c)   Form of Lock-Up Agreement (1)
9(d)   Lock-Up Agreement with Robert Sterling Trust (1)
9(e)   Lock-Up Agreement with Robert Bernardi Trust (1)
9(f)   Lock-Up Agreement with Michael Nissenbaum (1)
10(a)  Modified Employment Agreement between the Company and Glenn A. Norem (1)
10(b)  Modified Consulting Agreement between the Company and Sterling Capital Group Inc. (1)
10(c)  Form of Indemnification Agreement between the Company and Executive Officers and Directors (1)
10(d)  1995 Stock Option Plan (1)
10(e)  1994 Stock Option Plan (1)
10(f)  1993 Viewpoint Stock Plan (1)
l0(g)  1995 Director Option Plan (1)
10(h)  Lease Agreement between the Company and Metro Squared, L P (1)
10(i)  Employee Stock Purchase Plan (1)
l0(j)  Licensing Agreement between the Company and Boca Research, Inc. (1)
10(k)  Agreement between the Company and Unisys(TM)(1)
10(l)  Employment Agreement between the Company and Philip M. Colquhoun (1)
10(m)  Employment Agreement between the Company and William S. Leftwich (1)
10(n)  Employment Agreement between the Company and David T. Stoner (1)
10(o)  Employment Agreement between the Company and Neal Page (1)
10(p)  Employment Agreement between the Company and A. David Boomstein (1)
10(r)  Lease between the Company and Burlingame Home Office, Inc. (1)
10(s)  Lease between the Company and Family Funds Partnership (1)
10(t)  Agreement between the Company and Catalyst Financial Corporation (1)
10(u)  Promissory Note by the Company payable to Robert Rubin dated September 5, 1996. (1)
10(v)  Promissory Note by the Company payable to M. Douglas Adkins dated November 15, 1996. (1)
10(w   Promissory Note by the Company payable to H.T. Ardinger dated November 15, 1996. (1)
10(x)  Promissory Note by the Company payable to H.T. Ardinger dated January 15, 1997. (1)
10(y)  Promissory Note by the Company payable to Adkins Family Partnership, Ltd. dated January 15,
       1997. (1)
21     List of Subsidiaries of the Company (1)
23     Consent of Ernst & Young
27     Financial Data Schedule


(1) Incorporated by reference to the Registration Statement on Form SB-2 and all amendments thereto as declared effective on February 4, 1997.