Form 10KSB/A
period 1997-12-31
MULTIMEDIA ACCESS CORP
filed 1998-04-15
CIK 921313

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

                                     PART I

Item 1.  Description of Business

GENERAL


     MultiMedia designs, develops, manufactures and markets advanced standards-based videocom systems that provide enterprise-wide solutions for business customers. The Company's VBX video distribution and switching system, Osprey(R) video and peripheral products and ViewCast(R) web-video systems deliver videocom applications, including videoconferencing, video broadcasting, video-based training, distance learning, telemedicine, surveillance and Internet and intranet video communications.


     The Company's VBX system allows customers to quickly and cost effectively obtain videocom capabilities by creating a videocom network through the same wiring used by their existing telephone system.


     The Company's products and systems are marketed, installed and supported by resellers, system integrators, OEMs and custom application developers. Many of these resellers are the same entities that market, install and support a customer's telephone PBX, LAN, e-mail file servers, routers and other communication systems. The Company's products are compatible with existing communications equipment and infrastructure.


     The Company believes that the convergence of multimedia PCs, the establishment of new standards-based audio and video technologies, increased utilization of the Internet and corporate intranets, combined with lower price levels for such capabilities, will generate a rapid adoption of videocom products and services.

BUSINESS STRATEGY


     The Company is a leading provider of enterprise-wide videocom solutions. Key elements of the Company's strategy include:


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

o     Distribute Through Established Channels of Distribution.


     The Company's strategy is to utilize resellers, system integrators, OEMs and custom application developers to distribute its systems and applications. These distributors are typically the same companies that market, install and support an organization's telephone PBX, LAN, e-mail file servers, routers and other communication systems. These distributors offer access to an existing customer base, along with continuing service and support organizations.


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

Item 2.  Description of Property

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

          Until the completion of its IPO on February 7, 1997, the Company was dependent upon loans from its principal stockholders, as well as private placements of its debt and equity securities, to finance its working capital requirements. It is believed that the anticipated proceeds from the exercise of Private Warrants and Public Warrants, the remaining net proceeds from the Notes and the anticipated proceeds from an offering of convertible preferred stock that is currently contemplated will be sufficient to fund the operations of the Company through at least the end of 1998. In the event that the Company's plans change or its assumptions change or prove to be inaccurate or such proceeds prove to be insufficient to fund operations (due to unanticipated expenses or difficulties or otherwise), the Company may be required to seek additional financing sooner than currently anticipated or could be required to curtail its activities. As a result of the above, the Company's auditors have found it necessary to include a going concern emphasis in their opinion. The Company believes that it will be able to raise sufficient capital to fund its growth at least through the end of 1998.

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

                 MULTIMEDIA ACCESS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                  YEAR ENDED DECEMBER 31,
                                                                          ----------------------------------------
                                                                                   1996                   1997
                                                                          ------------------     -----------------
NET SALES                                                                   $     1,095,012        $     3,360,703
Cost of goods sold                                                                  393,918              1,695,922
                                                                          ------------------     -----------------
GROSS PROFIT                                                                        701,094              1,664,781

Operating expenses:
  Selling, general and administrative                                             2,378,653             4,243,485
  Research and development                                                        1,997,146             2,740,857
  Depreciation and amortization                                                     206,041               309,458
                                                                          ------------------     -----------------
      Total operating expenses                                                    4,581,840             7,293,800
                                                                          ------------------     -----------------
OPERATING LOSS                                                                   (3,880,746)           (5,629,019)

Other income (expense):
  Dividend and interest income                                                           36                63,613
  Interest expense                                                                 (513,979)             (290,492)
  Other                                                                                 724                28,493
                                                                          ------------------     -----------------
      Total other income (expense)                                                 (513,219)             (198,386)
                                                                          ------------------     -----------------
NET LOSS                                                                    $    (4,393,965)       $   (5,827,405)
                                                                          ==================     =================
NET LOSS PER SHARE: BASIC AND DILUTED                                       $         (0.91)       $        (0.75)
                                                                          ==================     =================
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
   OUTSTANDING                                                                    4,844,706             7,806,378
                                                                          ==================     =================


                             See accompanying notes.

                 MULTIMEDIA ACCESS CORPORATION AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1997

                                                                           ADDITIONAL
                                                  COMMON STOCK               PAID-IN         ACCUMULATED        TREASURY
                                              SHARES       PAR VALUE         CAPITAL           DEFICIT           STOCK
                                          --------------- ------------- ------------------ ----------------- ---------------
BALANCE,  DECEMBER 31, 1995                    4,721,268   $    472             4,736,933   $   (7,978,063)   $    (11,906)

  Exchange of short-term debt for
    common stock                                 221,195         22               571,167                -               -

  Sale of common stock,  net of
    of expenses                                  304,016         31               896,481                -               -

  Exchange of trade payables for
    common stock                                  69,332          7               207,991                -               -

  Fair market value of warrants
     issued for consulting services
     and inducement of debt                            -          -               190,000                -               -

  Net loss                                             -          -                     -       (4,393,965)              -
                                          --------------- ------------- ------------------ ----------------- ---------------
BALANCE,  DECEMBER 31, 1996                    5,315,811        532             6,602,572       12,372,028)        (11,906)
  Sale of common stock and Public
    Warrants, net of expenses                  1,610,000        161             5,427,077                 -              -

  Exchange of short-term and
    long-term debt for common stock
    and Public Warrants                        1,241,977        124             5,713,003                 -              -

  Fair market value of warrants issued
    for inducement of debt                             -         -                191,500                 -              -

  Exercise of options and warrants, net          827,667         83             1,694,551                 -              -

  Net loss                                             -          -                     -        (5,827,405)             -
                                          --------------- ------------- ------------------ ----------------- ---------------
BALANCE,  DECEMBER 31, 1997                    8,995,455   $    900        $   19,628,703     $ (18,199,433)   $    (11,906)
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

                 MULTIMEDIA ACCESS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                   YEAR ENDED DECEMBER 31,
                                                                          ------------------------------------------
                                                                                 1996                   1997
                                                                          -------------------     ------------------
OPERATING ACTIVITIES:
  Net loss                                                                   $(4,393,965)           $(5,827,405)
  Adjustments to reconcile net loss to net cash
     used in operating activities:
      Depreciation of fixed assets                                               155,233                229,659
      Amortization of software development                                        50,809                 79,799
      Non-cash charges to interest expense                                       165,001                168,691
      Changes in operating assets and liabilities:
        Accounts receivable                                                     (181,000)            (1,009,666)
        Inventory                                                               (112,664)            (1,452,053)
        Prepaid expenses                                                         (27,268)               (28,857)
        Due from debt holder                                                     315,300                      -
        Deferred charges                                                        (527,531)              (416,308)
        Deposits                                                                     (75)               (18,719)
        Accounts payable                                                         310,527                 76,630
        Accrued compensation                                                      13,220                 73,927
        Deferred revenue                                                         (59,922)                37,193
        Other accrued liabilities                                                541,605               (133,228)
                                                                          ---------------     ------------------
               Net cash used in operating activities                          (3,750,730)            (8,220,337)
                                                                          ---------------     -----------------

INVESTING ACTIVITIES:
  Purchase of property and equipment, net                                       (133,597)              (649,938)
  Software development costs                                                     (54,335)              (136,336)
  Other                                                                            3,169                  3,734
                                                                          ---------------     -----------------
               Net cash used in investing activities                            (184,763)              (782,540)
                                                                          ---------------     -----------------

FINANCING ACTIVITIES:
  Net proceeds from issuance of short-term debt                                2,550,000                212,202
  Repayment of short-term debt-officer                                                 -               (235,000)
  Other                                                                           (9,085)                 2,466
  Proceeds from issuance of long-term debt                                       500,000              5,000,000
  Proceeds from the exercise of options and warrants                                   -              1,694,634
  Net proceeds from sale of common stock                                         896,512              5,427,238
                                                                          ---------------     -----------------
               Net cash provided by financing activities                       3,937,427             12,101,540
                                                                          ---------------     -----------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                          1,934              3,098,663

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                    16,605                 18,539
                                                                          ---------------     -----------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                     $    18,539            $ 3,117,202
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

6. LONG-TERM DEBT

         Long-term debt consists of the following:

                                                                     DECEMBER 31,
                                                        -----------------------------------
                                                                1996              1997
                                                        -----------------------------------
      U.S $5,000,000 Senior 8% Convertible
       Notes
          due December 2002 with interest payable       $             -       $ 5,000,000
          semi-annually in arrears

       Short-term notes converted to convertible notes          110,250                 -

       Convertible secured debt  payable to a
       principal
         stockholder of the Company, due January
         1998 with interest at 8% collateralized by all
         assets of the Company                                  500,000                 -

       Convertible notes                                      2,567,300                 -
                                                        ---------------------------------
                                                              3,177,550         5,000,000

       Less: current portion                                  3,177,550                 -
                                                         ---------------------------------
                                                         $            -       $ 5,000,000
                                                         =================================


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

    March 27, 1998                          By:  /s/ Glenn A. Norem
                                                 -------------------------------
                                                     Glenn A. Norem
                                                     Director and Chief
                                                     Executive Officer

    March 27, 1998                          By:  /s/ William S. Leftwich
                                                 -------------------------------
                                                     William S. Leftwich
                                                     Chief Financial Officer and
                                                     Asst. Secretary

    March 27, 1998                          By:  /s/ William D. Jobe
                                                 -------------------------------
                                                     William D. Jobe
                                                     Director and Chairman of
                                                     the Board

    March 27, 1998                          By:  /s/ Joe C. Culp
                                                 -------------------------------
                                                     Joe C. Culp
                                                     Director

                                  EXHIBIT INDEX

EXHIBIT
PAGE                                                                                            SEQUENTIAL
NO.                                 DESCRIPTION OF EXHIBIT                                        PAGE NO.
-----------------------------------------------------------------------------------------------------------
2      Agreement and Plan of Merger and Reorganization (1)
3(a)   Certificate of Incorporation (1)
3(b)   Amendment to Certificate of Incorporation (1)
3(c)   Restated By-Laws (1)
4(a)   Form of Common Stock Certificate (1)
4(b)   Form of Warrant Certificate (1)
4(c)   Form of Warrant Agreement between the Company and Continental Stock Transfer & Trust Company (1)
4(d)   Form of Representative's Warrant Agreement (1)
4(e)   Form of Trust Indenture - $5,000,000 8% Senior Convertible Notes Due 2002
4(f)   Form of Lead Managers Warrant Agreement
9(a)   Voting Trust Agreement between Robert M. Sterling, Jr. and Thomas E. Brown (1)
9(b)   Voting Trust Agreement between Robert P. Bernardi and Richard Bernardi (1)
9(c)   Form of Lock-Up Agreement (1)
9(d)   Lock-Up Agreement with Robert Sterling Trust (1)
9(e)   Lock-Up Agreement with Robert Bernardi Trust (1)
9(f)   Lock-Up Agreement with Michael Nissenbaum (1)
10(a)  Modified Employment Agreement between the Company and Glenn A. Norem (1)
10(b)  Modified Consulting Agreement between the Company and Sterling Capital Group Inc. (1)
10(c)  Form of Indemnification Agreement between the Company and Executive Officers and Directors (1)
10(d)  1995 Stock Option Plan (1)
10(e)  1994 Stock Option Plan (1)
10(f)  1993 Viewpoint Stock Plan (1)
l0(g)  1995 Director Option Plan (1)
10(h)  Lease Agreement between the Company and Metro Squared, L P (1)
10(i)  Employee Stock Purchase Plan (1)
l0(j)  Licensing Agreement between the Company and Boca Research, Inc. (1)
10(k)  Agreement between the Company and Unisys(TM)(1)
10(l)  Employment Agreement between the Company and Philip M. Colquhoun (1)
10(m)  Employment Agreement between the Company and William S. Leftwich (1)
10(n)  Employment Agreement between the Company and David T. Stoner (1)
10(o)  Employment Agreement between the Company and Neal Page (1)
10(p)  Employment Agreement between the Company and A. David Boomstein (1)
10(r)  Lease between the Company and Burlingame Home Office, Inc. (1)
10(s)  Lease between the Company and Family Funds Partnership (1)
10(t)  Agreement between the Company and Catalyst Financial Corporation (1)
10(u)  Promissory Note by the Company payable to Robert Rubin dated September 5, 1996. (1)
10(v)  Promissory Note by the Company payable to M. Douglas Adkins dated November 15, 1996. (1)
10(w)  Promissory Note by the Company payable to H.T. Ardinger dated November 15, 1996. (1)
10(x)  Promissory Note by the Company payable to H.T. Ardinger dated January 15, 1997. (1)
10(y)  Promissory Note by the Company payable to Adkins Family Partnership, Ltd. dated January 15,
       1997. (1)
10(z)  Lease between the Company and the Air Force Association
10(aa) Lease between the Company and Airport Boulevard Parters, LLC
21     List of Subsidiaries of the Company (1)
23     Consent of Ernst & Young LLP (2)
27     Financial Data Schedule


(1) Incorporated by reference to the Registration Statement on Form SB-2 and all amendments thereto as declared effective on February 4, 1997.

(2) Incorporated by reference to the Annual Report on Form 10-KSB for the period ended December 31, 1997.