Form 10QSB
period 1998-03-31
MULTIMEDIA ACCESS CORP
filed 1998-05-14
CIK 921313

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

         (Mark One)
         [X]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31. 1998

         [ ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
             For the transition period from _________ to ___________

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
                                    Yes  X   No
                                       -----   -----

As of May 8, 1998, 8,735,958 shares of the Registrant's common stock were outstanding.

                 MULTIMEDIA ACCESS CORPORATION AND SUBSIDIARIES
                              INDEX TO FORM 10-QSB


PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements
    Consolidated Balance Sheets at December 31, 1997 and
       March 31, 1998 (Unaudited) ........................................................           3
    Consolidated Statements of Operations for the three months ended
       March 31, 1997 and 1998 (Unaudited) ...............................................           4
    Consolidated Statement of Stockholders' Equity (Deficit) for the
       three months ended March 31, 1998 (Unaudited) .....................................           5
    Consolidated Statements of Cash Flows for the three months ended
       March 31, 1997 and 1998 (Unaudited) ...............................................           6
    Notes to Consolidated Financial Statements ...........................................           7

  Item 2.  Management's Discussion and Analysis of Financial Condition
    and Results of Operations ............................................................           8

PART II.  OTHER  INFORMATION .............................................................          11

SIGNATURES ...............................................................................          12

                MULTIMEDIA ACCESS CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS

                                                                                 DECEMBER 31,            MARCH 31,
                                   ASSETS                                           1997                   1998
                                                                                 ------------           ------------
                                                                                                         (UNAUDITED)
Current assets:
  Cash and cash equivalents                                                      $  3,117,202           $  1,181,426
  Accounts receivable, less allowance for  doubtful accounts of $65,000
    at December 31, 1997 and $102,000 at March 31, 1998 (unaudited)                 1,195,230              1,639,437
  Inventory                                                                         1,762,186              1,627,067
  Prepaid expenses                                                                     75,096                224,474
  Deferred charges                                                                    191,287                196,565
                                                                                 ------------           ------------
         Total current assets                                                       6,341,001              4,868,969

Property and equipment, net                                                           877,440              1,032,961
Software development costs, net                                                       203,858                270,399
Deferred charges                                                                      752,125                720,738
Deposits                                                                               36,991                 70,803
                                                                                 ------------           ------------

         Total assets                                                            $  8,211,415           $  6,963,870
                                                                                 ============           ============

         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable                                                               $    759,319           $    774,221
  Accrued compensation                                                                313,634                369,020
  Deferred revenue                                                                     52,784                136,517
  Other accrued liabilities                                                           343,051                756,909
  Short-term debt, officer                                                            311,243                186,243
  Short-term debt, other                                                               13,120                 24,613
                                                                                 ------------           ------------
         Total current liabilities                                                  1,793,151              2,247,523

Long-term debt                                                                      5,000,000              5,000,000

Commitments

Stockholders' equity (deficit):
  Preferred stock, $.0001 par value:
    Authorized shares - 5,000,000
    Issued shares - none                                                                   --                     --
  Common stock, $.0001 par value:
    Authorized shares - 20,000,000
    Issued and outstanding shares - 8,995,455 at December 31, 1997
      and 8,997,455 at March 31, 1998 (unaudited)                                         900                    900
  Additional paid-in capital                                                       19,628,703             19,718,054
  Accumulated deficit                                                             (18,199,433)           (19,990,701)
  Treasury stock,  261,497 shares at December 31, 1997 and
      March 31, 1998 (unaudited)                                                      (11,906)               (11,906)
                                                                                 ------------           ------------
         Total stockholders' equity (deficit)                                       1,418,264               (283,653)
                                                                                 ------------           ------------

         Total liabilities and stockholders' equity (deficit)                    $  8,211,415           $  6,963,870
                                                                                 ============           ============

Note: The balance sheet at December 31, 1997 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.


                             See accompanying notes.
                                        3

                MULTIMEDIA ACCESS CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                      FOR THE THREE MONTHS ENDED
                                                              MARCH 31,
                                                  ---------------------------------
                                                      1997                  1998
                                                  -----------           -----------
NET SALES                                         $   259,533           $ 1,834,968

Cost of goods sold                                    116,556               900,802
                                                  -----------           -----------

GROSS PROFIT                                          142,977               934,166

Operating expenses:
  Selling, general and administrative                 731,971             1,715,125
  Research and development                            562,125               771,763
  Depreciation and amortization                        59,080               103,275
                                                  -----------           -----------
      Total operating expenses                      1,353,176             2,590,163
                                                  -----------           -----------

OPERATING LOSS                                     (1,210,199)           (1,655,997)

Other income (expense):
  Dividend and interest income                         18,427                26,123
  Interest expense                                   (216,047)             (161,394)
  Other                                                 1,286                    --
                                                  -----------           -----------
      Total other income (expense)                   (196,334)             (135,271)
                                                  -----------           -----------

NET LOSS                                          $(1,406,533)          $(1,791,268)
                                                  ===========           ===========

NET LOSS PER SHARE: BASIC AND DILUTED             $     (0.21)          $     (0.21)
                                                  ===========           ===========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
   OUTSTANDING                                      6,622,790             8,735,002
                                                  ===========           ===========



                             See accompanying notes.

                 MULTIMEDIA ACCESS CORPORATION AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
              FOR THE THREE MONTHS ENDED MARCH 31, 1998 (UNAUDITED)

                                                                     ADDITIONAL                                         TOTAL
                                               COMMON STOCK           PAID-IN       ACCUMULATED       TREASURY      STOCKHOLDERS'
                                           SHARES      PAR VALUE      CAPITAL         DEFICIT          STOCK       EQUITY (DEFICIT)
                                       ------------- ------------- -------------- --------------- --------------- -----------------
BALANCE,  DECEMBER 31, 1997              8,995,455   $        900   $ 19,628,703   $(18,199,433)   $    (11,906)   $  1,418,264


  Exercise of options                        2,000             --          6,000             --              --           6,000

  Fair market value of options and
     warrants issued for consulting
     services                                   --             --         83,351             --              --          83,351

  Net Loss                                      --             --             --     (1,791,268)             --      (1,791,268)


                                      ------------   ------------   ------------   ------------    ------------    ------------
BALANCE,  MARCH  31, 1998                8,997,455   $        900   $ 19,718,054   $(19,990,701)   $    (11,906)   $   (283,653)
                                      ============   ============   ============   ============    ============    ============



                             See accompanying notes.

                 MULTIMEDIA ACCESS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                              FOR THE THREE MONTHS ENDED
                                                                                       MARCH 31,
                                                                           ---------------------------------
                                                                               1997                  1998
                                                                           -----------           -----------
OPERATING ACTIVITIES:
  Net loss                                                                 $(1,406,533)          $(1,791,268)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depreciation of fixed assets                                              43,729                81,026
      Amortization of software development costs                                15,351                22,249
      Non-cash charges to interest expense                                     155,667                46,123
      Non-cash consulting fees exchanged for options and warrants                   --                83,351
      Changes in operating assets and liabilities:
        Accounts receivable                                                     31,996              (444,207)
        Inventory                                                             (140,201)              135,119
        Prepaid expenses                                                       (20,368)             (149,378)
        Deferred charges                                                       415,128               (20,014)
        Deposits                                                                (5,427)              (33,812)
        Accounts payable                                                      (331,555)               14,902
        Accrued compensation                                                   (53,247)               55,386
        Deferred revenue                                                            --                83,733
        Other accrued liabilities                                             (281,119)              413,858
                                                                           -----------           -----------
               Net cash used in operating activities                        (1,576,579)           (1,502,932)
                                                                           -----------           -----------
INVESTING ACTIVITIES:
  Purchase of property and equipment                                          (132,363)             (236,547)
  Software development costs                                                   (44,433)              (88,790)
                                                                           -----------           -----------
               Net cash used in investing activities                          (176,796)             (325,337)
                                                                           -----------           -----------
FINANCING ACTIVITIES:
  Net proceeds from issuance of short-term debt                                210,202                    --
  Repayment of short-term debt-officer                                        (235,000)             (125,000)
  Other                                                                         (2,408)               11,493
  Net proceeds from sale of common stock and warrants                        5,427,238                    --
  Proceeds from the exercise of options                                             --                 6,000
                                                                           -----------           -----------
               Net cash provided (used) by financing activities              5,400,032              (107,507)
                                                                           -----------           -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                         3,646,657            (1,935,776)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                  18,539             3,117,202
                                                                           -----------           -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                   $ 3,665,196           $ 1,181,426
                                                                           ===========           ===========



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

         The interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the full year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB filed March 31, 1998.

2.  INVENTORY

         Inventory consists of the following:

                                       DECEMBER 31,         MARCH 31,
                                       ------------------------------
                                          1997                1998
                                       ----------          ----------
          Purchased materials          $1,035,006          $  925,485
          Finished goods                  727,180             701,582
                                       ----------          ----------
                                       $1,762,186          $1,627,067
                                       ==========          ==========

3. NET LOSS PER SHARE

         The Company has adopted Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings per Share," which has changed the method for calculating earnings per share on the face of the income statement. The new standard eliminates primary and fully diluted earnings per share and requires presentation of basic and diluted earnings per share together with disclosure of how the per share amounts were computed. Basic earnings per share is calculated by dividing net income/loss by the number of weighted average common shares outstanding for the period. Since the Company has reported net losses for the periods presented, the computation of diluted loss per share excludes the effects of options, warrants and convertible debt since their effect is anti-dilutive. Loss per share amounts for prior periods have been restated to conform to SFAS 128 requirements.

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

         This Form 10-QSB contains forward-looking statements which involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, product demand and market acceptance risks, the impact of competitive products and pricing, product development, commercialization and technological difficulties, capacity and supply constraints or difficulties, general business and economic conditions, the effect of the Company's accounting policies and other risks detailed in the Company's Annual Report, Form 10-KSB and other filings with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

Quarter Ended March 31, 1998 compared to Quarter Ended March 31, 1997.

         Net Sales. Net sales for the quarter ended March 31, 1998 increased 607% to $1,834,968 from $259,533 reported for the same period last year. The increase can be attributed to significant growth of both video systems and video peripheral products during the first quarter of 1998 as compared to the same period in 1997. The Company has experienced a growing acceptance of its products and technologies in the market place and expects its sales volumes to continue to increase as the overall market for video communications products expands.

         During the first quarter of 1998, sales of VBX(TM) video distribution systems increased 4,175% over the same period in 1997 and represented 57% of 1998 revenues compared to 9.4% of 1997 revenues. Sales of Osprey(R) codecs and peripherals increased 237% in the first quarter of 1998 over the same period in 1997 and represented 39% of 1998 revenues, compared to 82% of 1997 revenues. There were no significant revenues from the sale of ViewCast(R) web video servers during the first quarter of 1998. Sales are expected to increase for the balance of 1998 as new products are developed and marketed and new contracts are finalized. The percentage of Osprey(R) products to total sales are expected to continue to decline as the Company expects to see increases in VBX(TM) and ViewCast(R) systems revenue over the final three quarters of the year.

         Cost of Goods Sold. Cost of goods sold increased $784,246 to $900,802 for the quarter ended March 31, 1998 compared to the same period last year, primarily due to the increase in net sales described above. Gross profit margin for the quarter ended March 31, 1998 was 50.1%, representing a decline from the 55.1% margin reflected in the same period last year. The decrease in gross margin can be attributed primarily to increases in sales to distribution partners with contractual sales discounts during 1998.

                 MULTIMEDIA ACCESS CORPORATION AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED



         Selling, General and Administrative Expense. Selling, general and administrative expenses increased from $731,971 in the first quarter of 1997 to $1,715,125 in the first quarter of 1998 primarily due to a significant expansion of the Company's sales, marketing and customer support efforts. By the end of the first quarter of 1998, the Company had added 12 sales and 2 customer support positions that did not exist during the same period in 1997 and had opened three sales offices, two in the continental U.S. and one in Europe. This growth resulted in significant increases in labor, benefits, hiring, office rental, and travel expenses. Also contributing to the increase were growth in legal and professional, filing fees and investor relations expenses associated with being a public company.

         Research and Development Expense. Research and development expense increased from $562,125 in the first quarter of 1997 to $771,763 in the first quarter of 1998. This increase of $209,638 can be attributed to additions to the Company's development staff, contract consultants and manufacturing staff during 1998. The new staff and consultants were principally involved in the development, testing, and quality control of new circuit board designs and related software releases for both the VBX(TM) and Osprey(R) products.

         Other Income (Expense). For the quarter ended March 31, 1998, other expense decreased $61,063 compared to the same period in 1997. This decrease was primarily caused by the write-off of debt issue costs related to debt converted to equity at the Company's initial public offering in the first quarter of 1997. The write-off was recorded as additional interest expense.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary sources of funds for conducting its business activities come from the sale of its debt and equity securities and from operations. The Company requires liquidity and working capital primarily to fund increases in inventories and accounts receivable associated with sales growth, development of its products, debt service and for capital expenditures.

         Net cash used in operating activities for the three months ended March 31, 1998 was $1,502,932 due primarily to the $1,791,268 net loss for the period offset by $232,749 of non-cash operating expenses and changes in operating assets and liabilities of $55,587.

         Investing activities utilized cash of $325,337 during the three months ended March 31, 1998 for capital expenditures for computer equipment, test equipment, purchased software, leasehold improvements and capitalized development costs associated with the Company's growth and product development.

         Financing activities utilized cash in the amount of $107,507 primarily due to repayment of $125,000 of short-term secured debt to the Company's Chief Executive Officer.

         The Company had working capital of $2,621,446 at March 31, 1998 compared to $4,547,850 at December 31, 1997 and cash and cash equivalents of $1,181,426 at March 31, 1998 compared to $3,117,202 at December 31, 1997. The
Company experienced significant sales growth during the first quarter of 1998. However, it is anticipated that losses will continue during 1998 and until such time as gross margins from the sales of its products exceed its development, selling, administrative and financing costs. The Company anticipates that additional financing will be needed during the second quarter of 1998 in order to meet its working capital requirements and has had preliminary discussions with several potential sources of financing, and may seek additional financing to provide additional working capital in the future. Such financing may include loans, lines of credit and/or secured capital financing through the issuance of convertible preferred stock or other equity securities and could include factoring agreements.

                 MULTIMEDIA ACCESS CORPORATION AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED



         Although the Company has no current firm arrangements with respect to any additional financing, it is currently considering various proposals by several potential investors relating to the issuance of convertible preferred stock or other equity in exchange for a cash investment in the Company. The Company is also considering obtaining a revolving line of credit, which would rank pari passu with its convertible notes, except to the extent of the collateral securing such debt. There can be no assurance that any such additional financing will be available to the Company on acceptable terms, or at all. Additional equity financing, including the issuance of convertible preferred stock, may involve substantial dilution to the Company's then existing stockholders and holders of the its convertible debt (assuming conversion thereof). In the event the Company is unable to raise additional capital it may be required to curtail its activities. However, the Company believes that it will be able to raise sufficient capital to fund its growth at least through the end of 1998.

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

         Item 1.  Legal Proceedings
                  (Not Applicable)

         Item 2.  Changes in Securities
                  (Not Applicable)

         Item 3.  Defaults Upon Senior Securities
                  (Not Applicable)

         Item 4.  Submission of Matters to a Vote of Security Holders
                  (None)

         Item 5.  Other Information
                  (None)

         Item 6.  Exhibits and Reports on Form 8-K
                  (a)  Exhibits filed with this report:
                           Exhibit 11: Calculation of Net Loss Per Share
                           Exhibit 27: Financial Data Schedule

                                   SIGNATURES




         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   MultiMedia Access Corporation
                                   -----------------------------
                                            (Registrant)




                                    BY:

Date:  May 8, 1998                  /s/ WILLIAM S. LEFTWICH
       -----------                  -----------------------
                                    William S. Leftwich
                                    Chief Financial Officer
                                    Principal Financial Officer

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------
  11                     Statement Re: Computation of Earnings Per Share

  27                     Financial Data Schedule