Form 10QSB
period 1998-06-30
MULTIMEDIA ACCESS CORP
filed 1998-08-13
CIK 921313

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X]            QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1998

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


               2665 VILLA CREEK DRIVE, SUITE 200, DALLAS, TX 75234
               ---------------------------------------------------
                    (Address of principal executive offices)

                                  972/488-7200
                                  ------------
                           (Issuer's Telephone Number)



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of August 7, 1998, 9,370,853 shares of the Registrant's common stock were outstanding.

                 MULTIMEDIA ACCESS CORPORATION AND SUBSIDIARIES
                              INDEX TO FORM 10-QSB

PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements
    Consolidated Balance Sheets at December 31, 1997 and
       June 30, 1998 (Unaudited).............................................................3
    Consolidated Statements of Operations for the Three Months
       ended June 30, 1997 and 1998 (Unaudited) and the Six Months ended June 30, 1997 and 1998 (Unaudited)..............................................4
    Consolidated Statement of Stockholders' Equity (Deficit) for the
       Six Months ended June 30, 1998 (Unaudited)............................................5
    Consolidated Statements of Cash Flows for the Six Months ended
       June 30, 1997 and 1998 (Unaudited)....................................................6
    Notes to Consolidated Financial Statements...............................................7

  Item 2.  Management's Discussion and Analysis of Financial Condition
    and Results of Operations................................................................9

PART II.  OTHER  INFORMATION................................................................12

SIGNATURES..................................................................................14

                 MULTIMEDIA ACCESS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                               DECEMBER 31,         JUNE 30,
                                ASSETS                                            1997                1998
                                                                              -------------      -------------
                                                                                                  (UNAUDITED)
Current assets:
  Cash and cash equivalents                                                   $   3,117,202      $     609,123
  Accounts receivable, less allowance for  doubtful accounts of $65,000
    at December 31, 1997 and $124,000 at June 30, 1998 (unaudited)                1,195,230          2,130,798
  Inventory                                                                       1,762,186          2,151,528
  Prepaid expenses                                                                   75,096            115,056
  Deferred charges                                                                  191,287              5,500
                                                                              -------------      -------------
         Total current assets                                                     6,341,001          5,012,005

Property and equipment, net                                                         877,440          1,068,109
Software development costs, net                                                     203,858            343,354
Deferred charges                                                                    752,125            883,256
Deposits                                                                             36,991            140,542
                                                                              -------------      -------------

         Total assets                                                         $   8,211,415      $   7,447,266
                                                                              =============      =============

            LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable                                                            $     759,319      $   2,016,007
  Accrued compensation                                                              313,634            446,186
  Deferred revenue                                                                   52,784            197,419
  Other accrued liabilities                                                         343,051            311,498
  Short-term debt, officer                                                          311,243            116,666
  Short-term debt, other                                                             13,120            958,807
                                                                              -------------      -------------
         Total current liabilities                                                1,793,151          4,046,583

Long-term debt                                                                    5,000,000          5,000,000

Commitments

Stockholders' equity (deficit):
  Preferred stock, $.0001 par value:
    Authorized shares - 5,000,000
    Issued shares - none                                                                 --                 --
  Common stock, $.0001 par value:
    Authorized shares - 30,000,000
    Issued and outstanding shares - 8,995,455 at December 31, 1997
      and 9,217,350 at June 30, 1998 (unaudited)                                        900                922
  Additional paid-in capital                                                     19,628,703         20,146,841
  Accumulated deficit                                                           (18,199,433)       (21,735,174)
  Treasury stock, 261,497 shares at December 31, 1997 and
      June 30, 1998 (unaudited)                                                     (11,906)           (11,906)
                                                                              -------------      -------------
         Total stockholders' equity (deficit)                                     1,418,264         (1,599,317)
                                                                              -------------      -------------

         Total liabilities and stockholders' equity (deficit)                 $   8,211,415      $   7,447,266
                                                                              =============      =============

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

                 MULTIMEDIA ACCESS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                  FOR THE THREE MONTHS ENDED                 FOR THE SIX MONTHS ENDED
                                                           JUNE 30,                                   JUNE 30,
                                             ------------------------------------      ------------------------------------
                                                    1997                 1998                 1997                 1998
                                             ---------------      ---------------      ---------------      ---------------
NET SALES                                    $       574,568      $     2,565,638      $       834,101      $     4,400,606

Cost of goods sold                                   294,207            1,340,542              410,763            2,241,344
                                             ---------------      ---------------      ---------------      ---------------

GROSS PROFIT                                         280,361            1,225,096              423,338            2,159,262

Operating expenses:
  Selling, general and administrative              1,129,626            1,923,852            1,861,597            3,638,977
  Research and development                           682,235              709,210            1,244,360            1,480,973
  Depreciation and amortization                       75,587              110,688              134,667              213,963
                                             ---------------      ---------------      ---------------      ---------------
      Total operating expenses                     1,887,448            2,743,750            3,240,624            5,333,913
                                             ---------------      ---------------      ---------------      ---------------

OPERATING LOSS                                    (1,607,087)          (1,518,654)          (2,817,286)          (3,174,651)

Other income (expense):
  Dividend and interest income                        31,384                4,477               49,811               30,593
  Interest expense                                   (11,767)            (230,269)            (227,814)            (391,663)
  Other                                               15,594                  (27)              16,880                  (20)
                                             ---------------      ---------------      ---------------      ---------------
      Total other income (expense)                    35,211             (225,819)            (161,123)            (361,090)
                                             ---------------      ---------------      ---------------      ---------------

NET LOSS                                     $    (1,571,876)     $    (1,744,473)     $    (2,978,409)     $    (3,535,741)
                                             ===============      ===============      ===============      ===============

NET LOSS PER SHARE: BASIC AND DILUTED        $         (0.20)     $         (0.20)     $         (0.41)     $         (0.40)
                                             ===============      ===============      ===============      ===============

WEIGHTED AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING                              7,907,434            8,743,556            7,268,660            8,739,303
                                             ===============      ===============      ===============      ===============



                            See accompanying notes.

                 MULTIMEDIA ACCESS CORPORATION AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
               FOR THE SIX MONTHS ENDED JUNE 30, 1998 (UNAUDITED)

                                                                       ADDITIONAL                                         TOTAL
                                              COMMON STOCK              PAID-IN     ACCUMULATED         TREASURY      STOCKHOLDERS'
                                          SHARES       PAR VALUE        CAPITAL       DEFICIT            STOCK      EQUITY (DEFICIT)
                                       ------------   ------------   ------------   ------------     ------------   ---------------
BALANCE, DECEMBER 31, 1997                8,995,455   $        900   $ 19,628,703   $(18,199,433)    $    (11,906)    $  1,418,264


  Exercise of options and warrants          196,458             19        389,355             --               --          389,374

  Sale of common stock, employee
     stock purchase plan                     25,437              3         66,551             --               --           66,554

  Fair market value of options and
     warrants issued for consulting
     services                                    --             --         62,232             --               --           62,232

  Net loss                                       --             --             --     (3,535,741)              --       (3,535,741)


                                       ============   ============   ============   ============     ============     ============
BALANCE,  JUNE  30, 1998                  9,217,350   $        922   $ 20,146,841   $(21,735,174)    $    (11,906)    $ (1,599,317)
                                       ============   ============   ============   ============     ============     ============




                            See accompanying notes.

                 MULTIMEDIA ACCESS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                               FOR THE SIX MONTHS ENDED
                                                                                       JUNE 30,
                                                                           ------------------------------
                                                                               1997              1998
                                                                           ------------      ------------
OPERATING ACTIVITIES:
  Net loss                                                                 $ (2,978,409)     $ (3,535,741)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depreciation of fixed assets                                               99,367           169,467
      Amortization of software development costs                                 35,300            44,496
      Non-cash charges to interest expense                                      155,667            96,119
      Non-cash consulting fees exchanged for options and warrants                    --            62,232
      Changes in operating assets and liabilities:
        Accounts receivable                                                    (143,693)         (935,568)
        Inventory                                                            (1,099,728)         (389,342)
        Prepaid expenses                                                        (68,723)          (39,960)
        Deferred charges                                                        413,522           (41,463)
        Deposits                                                                 (5,434)         (103,551)
        Accounts payable                                                        333,019         1,256,688
        Accrued compensation                                                        918           132,552
        Deferred revenue                                                        (15,591)          144,635
        Other accrued liabilities                                              (284,959)          (31,553)
                                                                           ------------      ------------
               Net cash used in operating activities                         (3,558,744)       (3,170,989)
                                                                           ------------      ------------

INVESTING ACTIVITIES:
  Purchase of property and equipment                                           (354,485)         (360,136)
  Software development costs                                                    (60,228)         (183,992)
                                                                           ------------      ------------
               Net cash used in investing activities                           (414,713)         (544,128)
                                                                           ------------      ------------

FINANCING ACTIVITIES:
  Net proceeds from issuance of short-term debt                                 210,202           936,764
  Repayment of short-term debt-officer                                         (235,000)         (194,576)
  Other                                                                          (4,874)            8,922
  Net proceeds from sale of common stock and warrants                         5,439,238            66,554
  Proceeds from the exercise of options and warrants                                 --           389,374
                                                                           ------------      ------------
               Net cash provided by financing activities                      5,409,566         1,207,038
                                                                           ------------      ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                          1,436,109        (2,508,079)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                   18,539         3,117,202
                                                                           ------------      ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                   $  1,454,648      $    609,123
                                                                           ============      ============



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

         The interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB filed for the year ended December 31, 1998.


2. INVENTORIES

         Inventory is comprised primarily of purchased electronic components and computer system products, along with related documentation manuals and packaging materials and consists of the following:

                                        DECEMBER 31,       JUNE 30,
                                           1997              1998
                                        -----------------------------
                                                         (UNAUDITED)
         Purchased materials            $  1,035,006     $    984,889
         Finished goods                      727,180        1,166,639
                                        -----------------------------
                                        $  1,762,186     $  2,151,528
                                        =============================


3. NOTES PAYABLE

         In May 1998, the Company entered into an accounts receivable line of credit financing arrangement with a Texas commercial bank for up to $1.5 million. The financing arrangement allows the bank to purchase all domestic and foreign accounts receivable of the Company at a discount from face value of each invoice and reserve 10% of the face amount of each account receivable for doubtful accounts. The line of credit is collateralized by the accounts receivable, inventory, furniture and fixtures of the Company.

         At June 30, 1998, accounts receivable financed by the bank amounted to $936,764 and was included in short-term debt other on the balance sheet. Additionally, of the total cash and cash equivalents of $609,123 reported at June 30, 1998, $93,676 was held in reserve for doubtful accounts and restricted to use in accordance with the terms of the financing arrangement. Discount fees of $74,547 were charged to interest expense during May and June of 1998.

                 MULTIMEDIA ACCESS CORPORATION AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

4. NET LOSS PER SHARE

         The Company has adopted Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings per Share," which has changed the method for calculating earnings per share on the face of the income statement. The new standard eliminates primary and fully diluted earnings per share and requires presentation of basic and diluted earnings per share together with disclosure of how the per share amounts were computed. Basic earnings per share is calculated by dividing net income/loss by the weighted average number of common shares outstanding for the period. Since the Company has reported net losses for the periods presented, the computation of diluted loss per share excludes the effects of options, warrants and convertible debt since their effect is anti-dilutive. Loss per share amounts for prior periods have been restated to conform to SFAS 128 requirements.


5. SUBSEQUENT EVENTS

         In August 1998, the Company exchanged $3,640,000 of its 8% Senior Convertible Notes for 364,000 shares of its newly created Series A Convertible Preferred Stock (the "Preferred Stock"). The Preferred Stock carries a dividend of 8.5% per year payable in cash or Common Stock at the Company's option, and is convertible into Common Stock at a fixed conversion price of $3.625 per share (subject to certain conditions). On a pro forma basis, as of June 30, 1998, the effect of this exchange of debt for equity would be to increase total stockholders equity to $2,040,683.

                 MULTIMEDIA ACCESS CORPORATION AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         MultiMedia Access Corporation develops, manufactures and markets standards-based systems that provide advanced video communications applications for business customers. The Company's VBX(TM) video distribution and switching systems, Osprey(R) video codecs and video peripherals and ViewCast(R) Internet-video systems deliver popular video applications, including videoconferencing, video broadcasting, video-based training, surveillance, distance learning, telemedicine and Internet/Intranet video communications. The Company's products are available from leading resellers, systems integrators, OEMs, and applications developers worldwide.

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

RESULTS OF OPERATIONS

Six Months Ended June 30, 1998 compared to Six Months Ended June 30, 1997.

         Net Sales. Net sales for the six months ended June 30, 1998 increased 428% to $4,400,606 from $834,101 reported for the same period last year. The increase can be attributed to significant growth in demand for both video systems and video peripheral products during the first half of 1998 as compared to the same period in 1997. The Company has experienced a growing acceptance of its products and technologies in the marketplace and expects its sales volumes to continue to increase for the balance of 1998 as the demand for video communications products expands.

         During the first half of 1998, sales of VBX(TM) video distribution systems increased 1,983% over the same period in 1997 and represented 51% of 1998 revenues compared to 13% of 1997 revenues. Sales of Osprey(R) codecs and peripherals increased 202% in the first half of 1998 over the same period in 1997 and represented 46% of 1998 revenues, compared to 81% of 1997 revenues. Consulting and custom programming revenues increased 380% to $129,015 for the first six months of 1998 compared to $26,872 reported in first six months of 1997. Sales are expected to increase for the balance of 1998 for both systems and peripheral products as new products are developed and marketed and as new reseller/distributor contracts and marketing alliances are finalized.

     Cost of Goods Sold. Cost of goods sold increased $1,830,581 to $2,241,344 for the first half of 1998 compared to the same period last year, primarily due to the increase in net sales described above. Gross profit margin for first half of 1998 was 49.1%, representing a decline from the 50.8% margin reflected in the same period last year. The decrease in gross margin can be attributed primarily to increases in 1998 in the percentage of sales to OEM and Master Distributor partners with contractual sales discounts appropriate for two-tier distribution.

                 MULTIMEDIA ACCESS CORPORATION AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (CONTINUED)



         Selling, General and Administrative Expense. Selling, general and administrative expenses increased from $1,861,597 in the first half of 1997 to $3,638,977 in the half of 1998 primarily due to a significant expansion of the Company's sales, marketing and customer support efforts. By the end of the first half of 1998, the Company had added 14 sales, 1 marketing, and 2 customer support positions that did not exist during the same period in 1997 and had opened three sales offices, two in the continental U.S. and one in Europe. This growth resulted in significant increases in labor, benefits, hiring, office rental, and travel expenses. Also contributing to the increase were growth in legal and professional, filing fees and investor relations' expenses associated with being a public company.

         Research and Development Expense. Research and development expense increased from $1,244,360 in the first half of 1997 to $1,480,973 in the first half of 1998. This increase of $236,613 can be attributed to additions to the Company's development staff and contract consultants during 1998. The new staff and consultants were principally involved in the development and testing of product designs and related software releases for both systems and peripheral products.

         Other Income (Expense). For the six months ended June 30, 1998, other expense increased $199,967 compared to the same period in 1997. The change was due primarily to an increase in interest expense associated with the addition of $5,000,000 of 8% convertible notes in December of 1997 and an accounts receivable line of credit in May of 1998.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary sources of funds for conducting its business activities come from operations and from the sale of its debt and equity securities. The Company requires liquidity and working capital primarily to fund increases in inventories and accounts receivable associated with sales growth, development of its products, debt service and for capital expenditures.

         Net cash used in operating activities for the six months ended June 30, 1998 was $3,170,989 due primarily to the $3,535,741 net loss for the period offset by $372,314 of non-cash operating expenses.

         Investing activities utilized cash of $544,128 during the six months ended June 30, 1998 for capital expenditures for computer equipment, test equipment, purchased software, leasehold improvements and capitalized development costs associated with the Company's growth and product development.

         Financing activities provided cash in the amount of $1,207,038 during the first half of 1998 primarily due to $936,764 of net proceeds generated from an accounts receivable financing line of credit, $455,928 generated from the exercise of options, warrants and sales of equity securities offset in part by repayment of $194,576 of short-term debt to an officer of the Company.

     The Company had working capital of $965,422 at June 30, 1998 compared to $4,547,850 at December 31, 1997 and cash and cash equivalents of $609,123 at June 30, 1998 compared to $3,117,202 at December 31, 1997. The Company experienced significant sales growth during the first two quarters of 1998. However, it is anticipated that losses will continue during 1998 and until such time as gross margins from the sales of its products exceed its development, selling, administrative and financing costs. As revenues continue to grow, operating expenses are forecasted to decline as a percent of revenues and the Company's quarterly results are expected to move toward profitability over the next few quarters. The Company anticipates that additional financing will be needed during 1998 in order to meet its working capital requirements and has had preliminary discussions with several potential sources of financing, and may seek additional financing to provide additional working capital in the future. Such financing may include loans, lines of credit and/or secured capital financing through the issuance of convertible preferred stock or other equity securities.

         The Company has received a letter from the Nasdaq Stock Market, Inc. notifying the Company that it is not in compliance with the new net tangible assets/ market capitalization/ net income requirements pursuant to NASD Marketplace Rule 4310(c)(2) which became effective on February 23, 1998. The Company's request for a temporary exemption to the new rules is currently under appeal before the Nasdaq Listing Qualifications Panel. As mentioned above, the Company is currently evaluating a variety of equity financing alternatives to bring the Company into compliance. In the event that the Company is not granted an exemption to the new listing requirements and does not regain compliance, the Company faces delisting from the Nasdaq SmallCap Market.

         In August 1998, the Company exchanged $3,640,000 of its 8% Senior Convertible Notes for 364,000 shares of its newly created Series A Convertible Preferred Stock (the "Preferred Stock"). The Preferred Stock carries a dividend of 8.5% per year payable in cash or Common Stock at the Company's option, and is convertible into Common Stock at a fixed conversion price of $3.625 per share (subject to certain conditions). On a pro forma basis, as of June 30, 1998, the effect of this exchange of debt for equity would be to increase total stockholders equity to $2,040,683.

         Although the Company has no firm arrangements with respect to any additional financing, it is currently considering various proposals by several potential investors for a cash investment in the Company. There can be no assurance that any such additional financing will be available to the Company on acceptable terms, or at all. Additional equity financing may involve substantial dilution to the Company's then existing shareholders. In the event the Company is unable to raise additional capital it may be required to curtail its activities. However, the Company believes that it will be able to raise sufficient capital to fund its growth.

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

         Item 1.  Legal Proceedings
                  (Not Applicable)

         Item 2.  Changes in Securities
                  (Not Applicable)

         Item 3.  Defaults Upon Senior Securities
                  (Not Applicable)

         Item 4.  Submission of Matters to a Vote of Security Holders

                  The Company held its Annual Meeting of Shareholders on May 22, 1998 and the following proposals were submitted to a vote by proxy of the shareholders of record on April 22, 1998:

                  Proposal No. 1. To elect the Board of Directors (three directors) to serve until the next Annual Meeting of Shareholders. The following persons were nominated for election as directors of the Company with the following voting results:

                -----------------------------------------------------------------------------------------------------
                                                      Shares
                                                      Voted
                                         Shares      Against/      Share        Broker                 Total Shares
                Director Nominees      Voted For     Withheld   Abstentions    Non-votes    Results    Represented
                =====================================================================================================
                William D. Jobe        6,577,911      35,800          --        51,721      Elected      6,665,432
                -----------------------------------------------------------------------------------------------------
                Glenn A. Norem         6,590,811      22,900          --        51,721      Elected      6,665,432
                -----------------------------------------------------------------------------------------------------
                William E. Johnson     6,592,763      20,948          --        51,721      Elected      6,665,432
                -----------------------------------------------------------------------------------------------------

                  Proposal No. 2. To increase the authorized shares of MultiMedia Access Corporation from Common Stock from 20,000,000 shares to 30,000,000 shares:

                -----------------------------------------------------------------------------------------------------
                                                      Shares
                                                      Voted
                                         Shares      Against/      Share        Broker                 Total Shares
                      Proposal         Voted For     Withheld   Abstentions    Non-votes    Results    Represented
                =====================================================================================================
                Increased in
                 Authorized Shares     6,513,264      88,690       6,400        57,078       Pass        6,665,432
                -----------------------------------------------------------------------------------------------------

                  Proposal No. 3. Amendment of the 1995 Employee Stock Option Plan to increase the number of shares available under the plan from 2,000,000 shares to 3,900,000 shares:

                -----------------------------------------------------------------------------------------------------
                                                      Shares
                                                      Voted
                                         Shares      Against/      Share        Broker                 Total Shares
                      Proposal         Voted For     Withheld   Abstentions    Non-votes    Results    Represented
                =====================================================================================================
                Amend 1995
                  Employee Stock
                  Option Plan          3,485,525      714,917      19,700      2,445,290     Pass        6,665,432
                -----------------------------------------------------------------------------------------------------

                  Proposal No. 4. To ratify the appointment of Ernst & Young, LLP as the Company's independent public accountants for the year ending December 31, 1998. Voting results were as follows:

                -----------------------------------------------------------------------------------------------------
                                                      Shares
                                                      Voted
                                         Shares      Against/      Share        Broker                 Total Shares
                      Proposal         Voted For     Withheld   Abstentions    Non-votes    Results    Represented
                =====================================================================================================
                Ernst & Young,
                 LLP Ratification      6,581,311      29,400       3,000        51,721       Pass        6,665,432
                -----------------------------------------------------------------------------------------------------

         Item 5.  Other Information
                  (None)

         Item 6.  Exhibits and Reports on Form 8-K
                  (a) Exhibits filed with this report:
                           Exhibit 11: Computation of Earnings Per Share
                           Exhibit 27: Financial Data Schedule

                  (b) Reports on Form 8-K
                      (None)

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   MultiMedia Access Corporation
                                   -----------------------------
                                   (registrant)




                                   BY:

Date: August 12, 1998              /s/ WILLIAM S. LEFTWICH
                                   -----------------------
                                   William S. Leftwich
                                   Chief Financial Officer
                                   Principal Financial Officer

                               INDEX TO EXHIBITS

EXHIBIT NO.                   DESCRIPTION
-----------                   -----------
Exhibit 11:         Computation of Earnings Per Share

Exhibit 27:         Financial Data Schedule