Form 10QSB
period 1998-09-30
MULTIMEDIA ACCESS CORP
filed 1998-11-13
CIK 921313

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

             (Mark One)
             [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 1998

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


                  2665 VILLA CREEK DRIVE, SUITE 200, DALLAS, TX
                  ---------------------------------------------
                 75234 (Address of principal executive offices)

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
                                                           Yes  X     No
                                                              -----     ------

As of November 6, 1998, 10,495,507 shares of the Registrant's common stock were outstanding.

                 MULTIMEDIA ACCESS CORPORATION AND SUBSIDIARIES
                              INDEX TO FORM 10-QSB


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
 Consolidated Balance Sheets at December 31, 1997 and
   September 30, 1998 (Unaudited).................................................................................3
 Consolidated Statements of Operations for the Three Months
   ended September 30, 1997 and 1998 (Unaudited) and the Nine Months
   ended September 30, 1997 and 1998 (Unaudited)..................................................................4
 Consolidated Statement of Stockholders' Equity for the
   Nine Months ended September 30, 1998 (Unaudited)...............................................................5
 Consolidated Statements of Cash Flows for the Nine Months ended
   September 30, 1997 and 1998 (Unaudited)........................................................................6
 Notes to Consolidated Financial Statements.......................................................................7

Item 2.  Management's Discussion and Analysis of Financial Condition
 and Results of Operations........................................................................................9

PART II.  OTHER  INFORMATION.....................................................................................12

SIGNATURES.......................................................................................................13

                 MULTIMEDIA ACCESS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                 DECEMBER 31,         SEPTEMBER 30,
                               ASSETS                                                1997                  1998
                                                                                ---------------      ---------------
                                                                                                       (UNAUDITED)
Current assets:
  Cash and cash equivalents                                                     $     3,117,202      $       131,340
  Accounts receivable, less allowance for  doubtful accounts of $65,000
    at December 31, 1997 and $152,000 at September 30, 1998 (unaudited)               1,195,230            3,063,313
  Inventory                                                                           1,762,186            2,890,744
  Prepaid expenses                                                                       75,096              165,212
  Deferred charges                                                                      191,287                 --
                                                                                ---------------      ---------------
         Total current assets                                                         6,341,001            6,250,609

Property and equipment, net                                                             877,440            1,256,802
Software development costs, net                                                         203,858              376,822
Investment in equity securities                                                            --              2,000,000
Deferred charges                                                                        752,125              226,647
Deposits                                                                                 36,991              135,958
                                                                                ---------------      ---------------

         Total assets                                                           $     8,211,415      $    10,246,838
                                                                                ===============      ===============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                              $       759,319      $     2,186,206
  Accrued compensation                                                                  313,634              433,054
  Deferred revenue                                                                       52,784              133,572
  Other accrued liabilities                                                             343,051              709,281
  Short-term debt, officer                                                              311,243              116,666
  Short-term debt, other (See Note 5)                                                    13,120            2,195,463
                                                                                ---------------      ---------------
         Total current liabilities                                                    1,793,151            5,774,242

Long-term debt - convertible                                                          5,000,000            1,360,000

Commitments

Stockholders' equity:
  Convertible preferred stock, $.0001 par value:
    Authorized shares - 5,000,000
    Issued and outstanding shares -  none at December 31, 1997                             --                     36
      and 364,000 at September 30, 1998 (unaudited)
  Common stock, $.0001 par value:
    Authorized shares - 30,000,000
    Issued and outstanding shares - 8,995,455 at December 31, 1997
      and 10,687,116 at September 30, 1998 (unaudited)                                      900                1,069
  Additional paid-in capital                                                         19,628,703           26,666,041
  Accumulated deficit                                                               (18,199,433)         (23,542,644)
  Treasury stock,  261,497 shares at December 31, 1997 and
      September 30, 1998 (unaudited)                                                    (11,906)             (11,906)
                                                                                ---------------      ---------------
         Total stockholders' equity                                                   1,418,264            3,112,596
                                                                                ---------------      ---------------

         Total liabilities and stockholders' equity                             $     8,211,415      $    10,246,838
                                                                                ===============      ===============

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

                            See accompanying notes.
                                       3

                 MULTIMEDIA ACCESS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                       FOR THE THREE MONTHS ENDED               FOR THE NINE MONTHS ENDED
                                                               SEPTEMBER 30,                             SEPTEMBER 30,
                                                  ------------------------------------      ------------------------------------
                                                        1997                 1998                 1997                 1998
                                                  ---------------      ---------------      ---------------      ---------------


NET SALES                                         $     1,158,682      $     2,648,567      $     1,992,783      $     7,049,173

Cost of goods sold                                        596,688            1,372,956            1,007,451            3,614,300
                                                  ---------------      ---------------      ---------------      ---------------

GROSS PROFIT                                              561,994            1,275,611              985,332            3,434,873

Operating expenses:
  Selling, general and administrative                   1,119,971            1,954,777            2,981,568            5,593,754
  Research and development                                773,095              740,430            2,017,455            2,221,403
  Depreciation and amortization                            85,884              165,866              220,551              379,829
                                                  ---------------      ---------------      ---------------      ---------------
      Total operating expenses                          1,978,950            2,861,073            5,219,574            8,194,986
                                                  ---------------      ---------------      ---------------      ---------------

OPERATING LOSS                                         (1,416,956)          (1,585,462)          (4,234,242)          (4,760,113)

Other income (expense):
  Dividend and interest income                              4,871                2,592               54,682               33,185
  Interest expense                                        (12,096)            (187,370)            (239,910)            (579,033)
  Other                                                     7,346                   68               24,226                   48
                                                  ---------------      ---------------      ---------------      ---------------
      Total other income (expense)                            121             (184,710)            (161,002)            (545,800)
                                                  ---------------      ---------------      ---------------      ---------------

NET LOSS                                          $    (1,416,835)     $    (1,770,172)     $    (4,395,244)     $    (5,305,913)
                                                  ===============      ===============      ===============      ===============


NET LOSS PER SHARE: BASIC AND DILUTED             $         (0.18)     $         (0.20)     $         (0.58)     $         (0.60)
                                                  ===============      ===============      ===============      ===============

WEIGHTED AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING                                   8,026,197            9,307,884            7,523,947            8,930,913
                                                  ===============      ===============      ===============      ===============



                            See accompanying notes.

                 MULTIMEDIA ACCESS CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 (UNAUDITED)


                                                                                   ADDITIONAL                              TOTAL
                                      PREFERRED STOCK           COMMON STOCK         PAID-IN   ACCUMULATED   TREASURY  STOCKHOLDERS'
                                     SHARES     PAR VALUE     SHARES    PAR VALUE    CAPITAL     DEFICIT       STOCK      EQUITY
                                   ----------- ----------- ----------- ----------- ----------- ----------    --------  ------------

BALANCE,  DECEMBER 31, 1997               --   $      --     8,995,455 $       900 $19,628,703 $(18,199,433) $(11,906)  $ 1,418,264


Conversion of long-term debt
  to convertible preferred stock       364,000          36        --          --     3,003,586        --           --     3,003,622

Common stock issued in exchange
   for equity securities                  --          --     1,000,000         100   1,999,900        --           --     2,000,000

Exercise of options and warrants          --          --       662,669          66   1,857,187        --           --     1,857,253

Sale of common stock, employee
   stock purchase plan                    --          --        25,437           3      66,551        --           --        66,554

Fair market value of options and
   warrants issued for consulting
   services                               --          --          --          --       100,114        --           --       100,114

Common stock issued for
   consulting services                    --          --         3,555        --        10,000        --           --        10,000

Preferred stock dividend - accrued        --          --          --          --          --        (37,298)       --       (37,298)

Net loss                                  --          --          --          --          --     (5,305,913)       --    (5,305,913)

                                   =========== =========== =========== =========== =========== ============  ========   ===========
BALANCE,  SEPTEMBER  30, 1998          364,000 $        36  10,687,116 $     1,069 $26,666,041 $(23,542,644) $(11,906)  $ 3,112,596
                                   =========== =========== =========== =========== =========== ============  ========   ===========





                            See accompanying notes.

                 MULTIMEDIA ACCESS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                  FOR THE NINE MONTHS ENDED
                                                                                        SEPTEMBER 30,
                                                                           ------------------------------------
                                                                                 1997                 1998
                                                                           ---------------      ---------------
OPERATING ACTIVITIES:
  Net loss                                                                 $    (4,395,244)     $    (5,305,913)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depreciation of fixed assets                                                 163,001              270,451
      Amortization of software development costs                                    57,549              109,378
      Non-cash charges to interest expense                                         155,667              121,850
      Non-cash consulting fees exchanged for options and warrants
         and common stock                                                             --                110,114
      Changes in operating assets and liabilities:
        Accounts receivable                                                       (609,072)          (1,868,083)
        Inventory                                                               (1,331,654)          (1,128,558)
        Prepaid expenses                                                           (44,977)             (90,116)
        Deferred charges                                                           415,128              (41,463)
        Deposits                                                                    (5,385)             (98,967)
        Accounts payable                                                           358,830            1,426,887
        Accrued compensation                                                        46,867              119,420
        Deferred revenue                                                           (12,456)              80,788
        Other accrued liabilities                                                 (261,372)             328,932
                                                                           ---------------      ---------------
               Net cash used in operating activities                            (5,463,118)          (5,965,280)
                                                                           ---------------      ---------------

INVESTING ACTIVITIES:
  Purchase of property and equipment                                              (487,376)            (649,813)
  Software development costs                                                       (60,228)            (282,342)
                                                                           ---------------      ---------------
               Net cash used in investing activities                              (547,604)            (932,155)
                                                                           ---------------      ---------------

FINANCING ACTIVITIES:
  Net proceeds from issuance of short-term debt                                    210,202            2,062,830
  Repayment of short-term debt-officer                                            (235,000)            (194,576)
  Other                                                                              4,611              119,512
  Net proceeds from sale of common stock and warrants                            5,427,238               66,554
  Proceeds from the exercise of options and warrants                               652,745            1,857,253
                                                                           ---------------      ---------------
               Net cash provided by financing activities                         6,059,796            3,911,573
                                                                           ---------------      ---------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                49,074           (2,985,862)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                      18,539            3,117,202
                                                                           ---------------      ---------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                   $        67,613      $       131,340
                                                                           ===============      ===============



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

     The financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB filed for the year ended December 31, 1997.


2. INVENTORIES

     Inventory is comprised primarily of purchased electronic components and computer system products, along with related documentation manuals and packaging materials and consists of the following:


                                                DECEMBER 31,       SEPTEMBER 30,
                                                   1997                1998
                                             ---------------     ---------------
                                                                   (UNAUDITED)
                   Purchased materials       $     1,035,006     $       929,327
                   Finished goods                    727,180           1,961,417
                                             ---------------     ---------------
                                             $     1,762,186     $     2,890,744
                                             ===============     ===============

3. INVESTMENT IN EQUITY SECURITIES

     In September 1998, the Company entered into a strategic business alliance with Tadeo Holdings, Inc. ("THI") that included a stock purchase agreement whereby the Company acquired 1,240,310 shares of THI common stock in exchange for 1,000,000 shares of the Company's common stock. As specified in the purchase agreement, the number of shares exchanged was determined by dividing $2,000,000 by the average closing price per share of each company's common stock for the five trading days prior to September 24, 1998. The shares issued by the Company and THI are not registered under the Securities Act of 1933, as amended, and may not be sold, transferred or otherwise distributed in the absence of such registration or an applicable exemption therefrom.


4. LONG-TERM DEBT - CONVERTIBLE

     In August 1998, the Company exchanged $3,640,000 of its 8% Senior Convertible Notes for 364,000 shares of its newly created Series A Convertible Preferred Stock (the "Preferred Stock"). The Preferred Stock carries a dividend of 8.5% per year payable in cash or Common Stock of the Company, at the Company's option, and is convertible into Common Stock of the Company at a fixed conversion price of $3.625 per share (subject to certain conditions).

                 MULTIMEDIA ACCESS CORPORATION AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

4. NET LOSS PER SHARE

     The Company has adopted Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings per Share," which has changed the method for calculating earnings per share on the face of the income statement. The new standard eliminates primary and fully diluted earnings per share and requires presentation of basic and diluted earnings per share together with disclosure of how the per share amounts were computed. Basic earnings per share is calculated by dividing net income/loss applicable to common shareholders by the weighted average number of common shares outstanding for the period. Since the Company has reported net losses for the periods presented, the computation of diluted loss per share excludes the effects of options, warrants and convertible debt since their effect is anti-dilutive. Loss per share amounts for prior periods have been restated to conform to SFAS 128 requirements.

     Loss per share calculations for the three and nine month periods ended September 30, 1997 and 1998 are as follows:

                                                     FOR THE THREE MONTHS ENDED           FOR THE NINE MONTHS ENDED
                                                            SEPTEMBER 30,                       SEPTEMBER 30,
                                                 --------------------------------      --------------------------------
                                                      1997              1998                1997               1998
                                                 -------------      -------------      -------------      -------------
                                                  (UNAUDITED)        (UNAUDITED)        (UNAUDITED)        (UNAUDITED)

Net loss                                         $  (1,416,835)     $  (1,770,172)     $  (4,395,244)     $  (5,305,913)

  Preferred dividends and accretion of
    issue costs                                           --              (61,563)              --              (61,563)
                                                 -------------      -------------      -------------      -------------
Net loss applicable to common shareholders       $  (1,416,835)     $  (1,831,735)     $  (4,395,244)     $  (5,367,476)

                                                 =============      =============      =============      =============
Weighted average number of common shares
   outstanding                                       8,026,197          9,307,884          7,523,947          8,930,913
                                                 =============      =============      =============      =============
Loss  per share as reported in the financial
  statements: basic and diluted                  $       (0.18)     $       (0.20)     $       (0.58)     $       (0.60)
                                                 =============      =============      =============      =============

5. SUBSEQUENT EVENTS

     In November 1998, the Company entered into a Working Capital Line of Credit facility for up to $9 million with one of its principal shareholders, H.T. Ardinger Jr. This one year, renewable facility, which contains terms that are more favorable to the Company than its existing facility, bears interest at 12% per annum and is secured by all assets of the Company. The availability of funds under this facility is subject to certain Borrowing Base limitations based principally on outstanding accounts receivable and inventory. A portion of the proceeds from this facility was used to repay the Company's existing accounts receivable line of credit with a Texas commercial bank.

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

RESULTS OF OPERATIONS

Nine Months Ended September 30, 1998 compared to Nine Months Ended September 30, 1997.

     Net Sales. Net sales for the nine months ended September 30, 1998 increased 254% to $7,049,173 from $1,992,783 reported for the same period last year. The increase can be attributed to significant growth in demand for both video systems and video peripheral products during the first nine months of 1998 as compared to the same period in 1997. The Company has experienced a growing acceptance of its products and technologies in the marketplace and expects its sales volumes to continue to increase as the demand for video communications products expands.

     During the first nine months of 1998, sales of VBX(TM) video distribution systems increased 648% over the same period in 1997 and represented 57% of 1998 revenues compared to 27% of 1997 revenues. Sales of Osprey(R) codecs and peripherals increased 109% in the first nine months of 1998 over the same period in 1997 and represented 41% of 1998 revenues, compared to 69% of 1997 revenues. Consulting and custom programming revenues increased 242% to $151,715 for the first nine months of 1998 compared to $44,372 reported in the same period in 1997. Sales are expected to increase for both systems and peripheral products as new products are developed and marketed and as new reseller/distributor contracts and marketing alliances are finalized.

     Cost of Goods Sold. Cost of goods sold increased $2,606,849 to $3,614,300 for the first nine months of 1998 compared to the same period last year, primarily due to the increase in net sales described above. Gross profit margin for first nine months of 1998 was 48.7%, representing a slight decline from the 49.4% margin reflected in the same period last year. The decrease in gross margin can be attributed primarily to increases in 1998 in the percentage of sales to OEM and Master Distributor partners with contractual sales discounts appropriate for two-tier distribution.

                 MULTIMEDIA ACCESS CORPORATION AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (CONTINUED)



     Selling, General and Administrative Expense. Selling, general and administrative expenses increased from $2,981,568 in the first nine months of 1997 to $5,593,754 in the first nine months of 1998 primarily due to a significant expansion of the Company's sales, marketing and customer support efforts. By the end of the first half of 1998, the Company had added 16 sales, 3 marketing, and 3 customer support positions that did not exist during the same period in 1997 and had opened five sales offices, four in the continental U.S. and one in Europe. This growth resulted in significant increases in labor, benefits, hiring, office rental, and travel expenses. Also contributing to the increase were growth in legal and professional, filing fees and investor relations' expenses associated with being a public company.

     Research and Development Expense. Research and development expense increased from $2,017,455 in the first nine months of 1997 to $2,221,403 during the same period in 1998. This increase of $190,736 can be attributed to additions to the Company's development staff and contract consultants during 1998. The new staff and consultants were principally involved in the development and testing of product designs and related software releases for both systems and peripheral products.

     Other Income (Expense). For the nine months ended September 30, 1998, other expense increased $384,798 compared to the same period in 1997. The change was due primarily to an increase in interest expense associated with the addition of $5,000,000 of 8% convertible notes in December of 1997 and an accounts receivable line of credit in May of 1998.

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

     Net cash used in operating activities for the nine months ended September 30, 1998 was $5,965,280 due primarily to the $5,305,913 net loss for the period, changes in operating assets and liabilities of $1,271,160 offset by $611,793 of non-cash operating expenses.

     Investing activities utilized cash of $932,155 during the nine months ended September 30, 1998 for capital expenditures for computer equipment, telephone equipment, test equipment, purchased software, leasehold improvements and capitalized software development costs associated with the Company's growth and product development.

     Financing activities provided cash in the amount of $3,911,573 during the first nine months of 1998 primarily due to $2,182,342 of net proceeds generated from an accounts receivable financing line of credit and issuance of short-term debt, $1,923,807 generated from the exercise of options, warrants and sales of equity securities offset in part by repayment of $194,576 of short-term debt to an officer of the Company.

     The Company had working capital of $476,367 at September 30, 1998 compared to $4,547,850 at December 31, 1997 and cash and cash equivalents of $131,340 at September 30, 1998 compared to $3,117,202 at December 31, 1997. The Company experienced significant sales growth during the first nine months of 1998. However, it is anticipated that losses will continue during 1998 and until such time as gross margins from the sales of its products exceed its development, selling, administrative and financing costs. As revenues continue to grow, operating expenses are forecasted to decline as a percent of revenues and the Company's quarterly results are expected to move toward profitability over the next few quarters.

                 MULTIMEDIA ACCESS CORPORATION AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS - (CONTINUED)


     In November 1998, the Company entered into a Working Capital Line of Credit financing arrangement for up to $9 million with one of its principal shareholders. The availability of funds under this facility is subject to certain Borrowing Base limitations, based principally on outstanding accounts receivable and inventory. The initial draw under this facility, which contains terms that are more favorable to the Company than its existing facility, was approximately $3.7 million, a portion of which was used to repay the existing credit facility (See Note 5 to the Consolidated Financial Statements).

     The Company anticipates that additional financing may be needed during the balance of 1998 and in 1999 in order to meet its working capital requirements and has had preliminary discussions with several potential sources of financing, and may seek additional financing to provide additional working capital in the future. Such financing may include loans or capital financing through the issuance of convertible preferred stock or other equity securities.

     Although the Company has no firm arrangements with respect to any additional financing, it is currently considering various proposals by several potential investors for a cash investment in the Company. There can be no assurance that any such additional financing will be available to the Company on acceptable terms, or at all. Additional equity financing may involve substantial dilution to the Company's then existing shareholders. In the event the Company is unable to raise additional capital it may be required to curtail some of its activities. However, the Company believes that it will be able to raise sufficient capital to fund its growth.

     On October 29, 1998 the Company received a response letter from the Nasdaq Stock Market, Inc. notifying the Company of its continued listing on The Nasdaq SmallCap Market, subject to the Company making certain public filings on or before November 30, 1998. The Company expects to comply with such conditions in a timely manner.


YEAR 2000

     The Company is developing plans to address the possible exposures related to the impact on its computer systems for the Year 2000. Key financial information and operational systems are being assessed and plans are being developed to address system modifications required by December 31, 1999. The financial impact of making the required systems changes is not expected to be material to the Company's consolidated financial position, results of operations or cash flows. There can be no assurance, however that the Company will be able to identify all aspects of its business that are subject to Year 2000 problems, or identify Year 2000 problems of customers or suppliers that affect the Company's business. There also can be no assurance that the Company's software vendors are correct in their assertions that the software is Year 2000 compliant or that the Company's estimate of the cost of systems preparation for Year 2000 compliance will prove ultimately to be accurate.

                 MULTIMEDIA ACCESS CORPORATION AND SUBSIDIARIES
                               OTHER INFORMATION


PART II: OTHER INFORMATION

         Item 1.  Legal Proceedings
                  (Not Applicable)

         Item 2.  Changes in Securities
                  (Not Applicable)

         Item 3.  Defaults Upon Senior Securities
                  (Not Applicable)

         Item 4.  Submission of Matters to a Vote of Security Holders
                  (Not Applicable)

         Item 5.  Other Information
                  (None)

         Item 6.  Exhibits and Reports on Form 8-K

                  (a) Exhibits filed with this report:
                          Exhibit 3(ii): Complete By-laws as Amended
                          Exhibit 27: Financial Data Schedule

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

                                                 MultiMedia Access Corporation
                                                 -----------------------------
                                                 (registrant)



                                                 BY:

Date: November 13, 1998                          /s/ WILLIAM S. LEFTWICH
                                                 -----------------------------
                                                 William S. Leftwich
                                                 Chief Financial Officer
                                                 Principal Financial Officer

                                 EXHIBIT INDEX

EXHIBIT
 NUMBER                   DESCRIPTION
-------                   -----------
3(ii)                     Complete By-laws as amended

27                        Financial Data Schedule