Form 10KSB
period 1998-12-31
MULTIMEDIA ACCESS CORP
filed 1999-03-26
CIK 921313

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

         [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934.
         [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934.

                     For Fiscal Year Ended December 31, 1998
                     Commission File Number: 0-29020

                          MULTIMEDIA ACCESS CORPORATION
        (Exact Name of Small Business Issuer as Specified in its Charter)

            Delaware                                 75-2528700
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
Yes  X  No
    ---    ---

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer's revenues for its most recent fiscal year:   $8,027,948

As of March 22, 1999, 12,133,595 shares of the Registrant's common stock were outstanding.

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: As of March 22, 1999 - $44,543,850. This amount was computed by reference to the average of the bid and asked prices of registrant's common stock.

Documents incorporated by reference:  Proxy Statement, Part III

                                TABLE OF CONTENTS

ITEM NO.                                                                                           PAGE
--------                                                                                           ----
                                                      PART I

     1.           Description of Business                                                           3 - 9

     2.           Description of Property                                                               9

     3.           Legal Proceedings                                                                     9

     4.           Submission of Matters to a Vote of Security Holders                                   9

                                                      PART II

     5.           Market for Registrant's Common Equity and Related Stockholder Matters                10

     6.           Management's Discussion and Analysis of Financial Condition and Results         10 - 14
                  of Operations

     7.           Consolidated Financial Statements                                               15 - 36

     8.           Changes in and Disagreements with Accountants on Accounting and Financial            36
                  Disclosure

                                                      PART III

     9.           Directors, Executive Officers, Promoters and Control Persons; Compliance             37
                  with Section 16(a) of the Exchange Act

     10.          Executive Compensation                                                               37

     11.          Security Ownership of Certain Beneficial Owners and Management                       37

     12.          Certain Relationships and Related Transactions                                       37

     13.          Exhibits List and Reports on Form 8-K                                            37, 39

                                     PART I

Item 1.  Description of Business

GENERAL

     MultiMedia Access Corporation develops, manufactures and markets high-quality standards-based video communications equipment for businesses and professional enterprises. The Company's solutions are used to enhance communication and increase productivity in corporations, educational networks, healthcare facilities, financial institutions and government agencies. The Company's ViewCast(R) web-video systems, Osprey(R) video codecs and peripherals and VBX(TM) enterprise video PBX deliver popular video communications applications including Internet/intranet-based video streaming, distance learning, telemedicine and video conferencing.

     The Company's products are available from leading resellers, systems integrators, OEMs and application developers worldwide. Many of these resellers are the same entities that market, install and support a customer's telephone PBX, LAN, e-mail file servers, routers and other communication systems. The Company's products are compatible with existing communications equipment and infrastructure.

     The Company believes that increased utilization of the Internet and corporate intranets, the convergence of multimedia PCs and the establishment of new standards-based audio and video technologies, combined with lower price levels for such capabilities, will generate a rapid adoption of video communication products and services.

BUSINESS STRATEGY

     The Company is a leading provider of enterprise-wide video communications solutions. Key elements of the Company's strategy include:

o    Provide Enterprise-Wide Video Communication Systems, Solutions and
     Applications.

     The Company's practice is to offer turn-key video communications systems, including the individual components and applications, which appeal to customers who are looking for a complete solution to their video communications needs. These systems are designed to be easy to install, cost-effective and user-friendly. The Company believes its enterprise-wide systems and applications approach provides a significant competitive advantage, whether dealing with streaming video over the Internet or corporate intranet or distributing full-motion video throughout the enterprise.

o    Distribute Through Established Channels of Distribution.

     The Company's strategy is to utilize resellers, system integrators, OEMs and custom application developers to distribute its systems and applications. These distributors are typically the same companies that market, install and support an organization's Internet service, telephone PBX, LAN, e-mail file servers, routers and other communication systems. These distributors offer access to an existing customer base, along with continuing service and support organizations.

o    Develop and Acquire New Applications.

     The Company believes that the continued growth of the video communications market will be driven by the development of new applications in response to customer needs. The Company intends to continue to invest significant resources to develop and acquire value-added and technologically superior applications.

o    Develop Brand-Name Recognition.

     The Company's strategy is to develop a strong brand identity in the Internet/intranet and video communications marketplace. The Company believes a strong brand identity will result in a significant competitive advantage and permit it to more easily introduce new products and applications.

o    Enhance Growth through Strategic Acquisitions and Alliances.

     An important part of the Company's growth strategy is to seek strategic alliances and joint marketing relationships with companies that have complementary technologies, products or customers. The Company believes that the video communications industry is highly fragmented and that this environment provides an excellent opportunity to expand its business through such alliances.

PRODUCT FAMILY

     The Company currently offers a broad array of products which when used together provide an enterprise-wide solution for multiple video communications applications for business customers. The MultiMedia product family includes: the ViewCast(R) line of Internet streaming-video servers, the Osprey(R) line of video peripheral products and Codec cards and the VBX video distribution and switching system.

     Internet Video. The Company designs, manufactures and markets several video products which capitalize on the growth of the Internet and corporate intranets. Industry improvements in video and audio compression technology, the establishment of standards and increased access to the Internet have made delivering new forms of motion-video content over the Internet possible. The Company's Osprey(R) Codecs provide the necessary capability at the Web site server to allow the one-way transmission of live broadcasts over the Internet. The Company has recently introduced a line of ViewCast(R) streaming video servers that combine the Company's Osprey(R) Codecs with popular video-streaming software to provide a complete hardware and software system for Internet video broadcasting. The Company has announced video-streaming compatibility with the following software providers: RealNetworks, Inc., VXtreme, Inc., Vosaic LLC, Precept Software, Inc., Iterated Systems, Inc. and Microsoft Corporation.

     The Company's products have allowed Internet users to view live broadcasts of the NASA Mars Pathfinder expedition, the Indy 500 time trials, the Pope's visit to St. Louis and other live events from their respective Web sites through Microsoft and Netscape Internet browsers.

     Codecs and Video Peripheral Products. The Company designs, develops, manufactures and markets standards-based video and audio peripheral products and Codecs that video enable individual PCs and workstations for multimedia applications. The Company's Osprey(R) Codecs enable video transmissions across several different types of existing communication networks. The Osprey(R) Codecs perform this function by capturing, digitizing, compressing, transmitting, receiving, decompressing and displaying full-motion video. The Osprey(R) Codecs are compatible with multiple video and audio compression standards and are available for PCs and workstations that are equipped with the standard PCI-bus or Sun's S-bus. The Codecs also support Microsoft's WindowsNT, Windows 3.1 and Windows95, and Sun's Solaris and UNIX operating systems. The Company believes its Osprey(R)-1000 is the leading standards-based, multi-algorithm Codec for the WindowsNT operating system and that its Osprey(R)-1500 is currently the only Codec available for Sun's new family of Ultra Workstations.

     The Osprey(R) Codecs are used in connection with the Company's VBX video distribution system as a shared Codec server to enable VBX users to communicate by video with remote locations. In addition, the Osprey(R) Codecs may be used in remote facilities to video enable individual desktop computers.

     The Company also offers a line of video peripheral products for PCs and workstations, including SLIC-Video(R), Osprey(R)-100 and Osprey(R)-150 video capture cards and WorkFone(R) video applications software. SLIC-Video(R) is a video capture product that enables Sun S-bus workstation users to view uncompressed, high-quality video and to capture full-motion video frames. SLIC-Video(R) software also provides access to closed caption data which allows key words to act as filters and thereby control video displayed on the screen. SLIC-Video(R)'s compatibility with Sun products allows this product to support a wide variety of video applications on existing Sun workstations. The Company's WorkFone(R) product provides affordable, consumer-quality video communications capabilities over standard telephone lines with 28.8 Kbps modems. Examples of uses of this product include: families and grandparents exchanging live video greetings, college students videoconferencing with their parents, business workers accessing video-training courses or videoconferencing with co-workers in remote locations.

     Video Switching and Distribution System. The Company's VBX is an enterprise-wide video distribution and switching system, which can video enable hundreds of desktops with multiple video communications applications. The VBX switches and distributes video content throughout an organization in much the same way as a telephone PBX switches and distributes voice communications. The VBX provides workgroup video communications and connectivity via shared Codecs and WAN gateways to remote users equipped with stand-alone desktop computers, video tele-conferencing room systems or users on another VBX. The VBX, a PC-based WindowsNT system, employs a switched architecture to distribute uncompressed, TV-quality video within a building or campus using unshielded twisted pair (UTP) wiring (which typically already exists within the organization's infrastructure as part of its telephone system or which may be installed more cost-effectively than coaxial cable). The VBX can support hundreds of users and allows point-to-point, multipoint and broadcast modes of operation. The VBX is compatible with standard cameras, audio components, speakerphones, PC video peripherals, videoconferencing systems and other videocom products produced by third-party manufacturers.

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

APPLICATIONS

     Internet Applications --Video communications products and technologies play an important role in the development of live communications and entertainment on the Internet. The Company markets its compression and video capture products to many players in the Web video-streaming marketplace.

     Three key applications in the Internet video marketplace include: (i) Internet video publishing, (ii) Internet video broadcasting and (iii) Internet video call center. Internet Video publishing refers to stored-video content, designed to be played back to a user's system in real-time. Internet video publishing entails compressing a video "clip" and storing it on a server which is available to the user by accessing the relevant Web page. Internet video broadcasting has recently come to the Internet and is characterized by one-way live audio and motion-video. Although video broadcasting presents technical challenges such as the limited bandwidth and multi-cast capabilities of most Web sites, Internet video broadcasting is well suited to delivering video to distant learning sites and to special interest broadcast recipients. The Company's ViewCast(R) streaming-video server works in conjunction with Web servers and browser software to establish connections between multiple users and a broadcast source allowing businesses to deliver live programs, commercials and other information over the Internet. The Internet video call center is a new concept to the Internet, allowing one-way live video and two-way audio across the Internet. The term "call center" is used because the technology is well suited to utilize existing call center staff such as help desks, catalog ordering centers, reservation systems and corporate receptionists to provide live Web site sales assistance.

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

MARKETING AND SALES

     The Company markets its products primarily via third-party distribution channels including, but not limited to, OEMs, resellers and system integrators. The Company currently has distribution and reseller agreements with over 71 companies worldwide. In addition, the Company plans to continue to expand its distribution channels both domestically and internationally.

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

RESEARCH AND DEVELOPMENT

     The Company has focused and will continue to focus on research and development activities related to video communications applications. The Company's recent development efforts have been devoted to the design and development of its products and software applications, including the ViewCast(R) streaming video server, the VBX, the VBX Codec server, the WorkFone(R), the Osprey(R) line of Codecs and the applications software for these systems.

     Total research and development expense for 1997 and 1998 was approximately $2.7 million and $3.1 million, respectively.

COMPETITION

     The market for video communications systems is highly competitive and characterized by the frequent introduction of new products based upon innovative technologies. The Company competes with numerous well-established manufacturers and suppliers of videoconferencing, networking, telecommunications and multimedia products, certain of which dominate the existing videoconferencing market for such products.

In addition, the Company is aware of others that are developing, and in some cases have introduced, new video communications systems. Most of the Company's competitors possess substantially greater financial, marketing, personnel and other resources than the Company, have established reputations relating to product design, development, manufacture, marketing and service of networking, telecom and video products and have significant budgets to permit them to implement extensive campaigns to market new products in response to competitors. The Company is not aware of any direct competitors that compete in all of the Company's product families and applications. However, among the Company's direct competitors competing in one or more of the Company's products or applications are C-Phone Corporation, Zydacron, Inc., VCON, Ltd., Corel Computer Corporation, Objective Communications, Inc. and Datapoint Corporation. In addition, electronics manufacturers such as Intel actively compete for business in this market.

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

     The Company believes that product recognition is an important competitive factor and, accordingly, the Company promotes the ViewCast(R), Osprey(R), SLIC-Video(R), Viewpoint VBX(TM) and WorkFone(R) names, among others, in connection with its marketing activities, and has applied for or received trademark registration for such names. The Company's use of those marks may be subject to challenge by others, which, if successful, could have a material adverse effect on the Company.

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

EMPLOYEES

     As of December 31, 1998, the Company had sixty-five (65) full-time employees, three (3) of whom are in executive positions, twenty-eight (28) of whom are engaged in engineering, research and development, twenty (20) of whom are engaged in marketing and sales activities, eight (8) of whom are engaged in operations and six (6) of whom are in administration. None of the Company's employees are represented by a labor union. The Company considers its employee relations to be satisfactory.

Item 2.  Description of Property

     The Company's executive offices and some of its sales, design and development activities are located in approximately 21,100 square feet of leased space in Dallas, Texas. The lease expires in September of 1999 and provides for a base annual rent of $316,512. The Company's assembly operations are located in approximately 4,065 square feet of leased space in Dallas, Texas. The lease expires in August 1999 and provides for a base annual rent of $33,372. Osprey's design and development activities are located in approximately 10,000 square feet of leased space in Morrisville, North Carolina. The lease expires in December of 2002 and provides for a base annual rent of $99,000. The company leases office space for a sales office in Fairfax, Virginia consisting of approximately 2,152 square feet of leased space. This lease expires in February 2001 and provides for base annual costs of $55,952. The Company believes that its facilities are adequate for its current and reasonable foreseeable future needs and its current facilities can accommodate expansion, as required.

Item 3.  Legal Proceedings

     The Company is not currently a party to any litigation that it believes could have a material adverse effect on the Company or its business.

Item 4.  Submission of Matters to a Vote of Security Holders

         None

                                     PART II

Item 5.  Market for Company's Common Equity and Related Stockholder Matters

    The Company's Common Stock is traded on the Nasdaq Stock Market under the symbol "MMAC." The Company's redeemable common stock purchase warrants (the "Public Warrants") are traded on the Nasdaq Stock Market under the symbol "MMACW." As of December 31, 1998, there were 11,063,477 shares of Common Stock and 2,851,977 Public Warrants outstanding. The shares of Common Stock are held by approximately 850 beneficial holders and the Public Warrants are held of record by approximately 24 holders. The following table sets forth, for the periods indicated, the high and low sales prices for the Common Stock and the Public Warrants on the Nasdaq Stock Market. These over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. The Company's IPO became effective on February 4, 1997. Before this date, there was no public market for the Company's securities.

-------------------------------------------------------------------------------------------------------------
                                      COMMON STOCK                              PUBLIC WARRANTS
-------------------------------------------------------------------------------------------------------------
     FISCAL 1997                HIGH                  LOW                  HIGH                  LOW
     -----------                ----                  ---                  ----                  ---
-------------------------------------------------------------------------------------------------------------
1st Quarter                    $ 5.8750            $ 4.1875              $ 2.3750             $ 1.0000
-------------------------------------------------------------------------------------------------------------
2nd Quarter                      6.5000              5.0000                2.3750               1.3750
-------------------------------------------------------------------------------------------------------------
3rd Quarter                      6.0000              4.0000                2.0000               1.0000
-------------------------------------------------------------------------------------------------------------
4th Quarter                      6.0000              3.8125                2.1250               0.9375
-------------------------------------------------------------------------------------------------------------


-------------------------------------------------------------------------------------------------------------
                                      COMMON STOCK                              PUBLIC WARRANTS
-------------------------------------------------------------------------------------------------------------
     FISCAL 1998                HIGH                  LOW                  HIGH                  LOW
     -----------                ----                  ---                  ----                  ---
-------------------------------------------------------------------------------------------------------------
1st Quarter                    $ 5.0000            $3.0000               $1.8750              $0.8750
-------------------------------------------------------------------------------------------------------------
2nd Quarter                      3.8125             2.6875                1.2500               0.6563
-------------------------------------------------------------------------------------------------------------
3rd Quarter                      3.5000             1.8125                0.8750               0.3438
-------------------------------------------------------------------------------------------------------------
4th Quarter                      3.6875             0.8750                1.6875               0.2500
-------------------------------------------------------------------------------------------------------------

On March 22, 1999, the last reported sales prices for the Common Stock and the Public Warrants as reported on the Nasdaq Stock Market were $4.969 and $2.75, respectively.

         The Company declared no cash dividends in 1997 or 1998. The Company does not anticipate paying cash dividends in the future as it intends to retain earnings to finance the growth of the business. The payment of future dividends will depend on such factors as earnings levels, anticipated capital requirements, the operating and financial condition of the Company and other factors deemed relevant by the Company's Board of Directors.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

     MultiMedia Access Corporation develops, manufacturers and markets advanced video communications solutions for business and professional enterprises. The Company's systems and solutions provide enhanced communication and increased productivity for major corporations, educational institutions and healthcare, financial and governmental organizations. The Company's products deliver popular video communication applications including Internet and intranet media streaming, live broadcasting, video-based training, surveillance, distance learning, videoconferencing and telemedicine. Its products are available from leading resellers, systems integrators, OEMs and application developers worldwide.

RESULTS OF OPERATIONS

Year Ended December 31, 1998 compared to Year Ended December 31, 1997.

     Net Sales. Net sales for the year ended December 31, 1998 increased 139% to $8,027,948 from $3,360,703 reported in 1997. This increase can be attributed to significant growth in sales of both video peripheral products and video systems during 1998 compared to 1997.

     During the year ended December 31, 1998, sales of video peripheral products increased 69% over 1997 and represented approximately 45.5% of total 1998 revenues, compared to approximately 64% of total revenues in 1997. Sales of video systems increased 296% in 1998, compared to the same period in 1997 and represented approximately 53% of total 1998 revenues, compared to approximately 32% of total revenues in 1997. The Company expects its product mix to change slightly in 1999 as sales of its video peripheral products and video systems continue to increase while its newest product family, the ViewCast(R) Streaming Video Server, which was introduced in late 1997, completes its beta testing and begins generating revenue in 1999.

     Cost of Goods Sold. Cost of goods sold increased $2,485,206 to $4,181,128 for the year ended December 31, 1998 compared to the same period in 1997 primarily due to the increase in net sales described above. Gross profit margin for 1998 was 47.9%, representing a decline from the 49.5% margin during 1997. This decline in gross margin can be attributed to increased sales in 1998 to distribution and OEM partners with contractual sales discounts. The Company does not anticipate that this decline in gross profit margin is permanent but believes that, over extended periods, its margins will remain in the range of 48 - 52%.

     Selling, General and Administrative Expense. Selling, general, and administrative expense increased to $8,352,476 for the year ended December 31, 1998 from $4,243,485 in 1997 due to a significant expansion of the Company's sales, marketing and customer support efforts in 1998. In late 1997, the Company added 14 sales positions and three customer support positions, the full effect of which was reflected in 1998. Also contributing to the increase are expenses related to being a public company, including significant increases in investor relations, legal and professional fees and consulting fees. Also, in 1998 the Company incurred a $610,000 bad debt write-off that arose when a reseller failed to meet its financial obligations.

     Research and Development Expense. Research and development expense increased $349,245 to $3,090,102 for the year ended December 31, 1998 compared to 1997, primarily due to an increase in the Company's manufacturing staff and contract consultants during 1998. The new staff and consultants were principally involved in the continued development of the Company's Viewpoint VBX(TM) system, Osprey(R) video products and the newly announced ViewCast(R) Streaming-video servers.

     Other Income (Expense). For the year ended December 31, 1998, other expense increased $645,322 to $843,708, primarily as a result of an increase in interest expense during the year. The changes to other expense can be attributed principally to an increase in outstanding debt, reflecting the convertible debt placed in December 1997 and the working capital lines of credit put in place during 1998.

Year Ended December 31, 1997 compared to Year Ended December 31, 1996.

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

     The Company successfully completed an IPO of its Common Stock and Public Warrants on February 7, 1997 and on March 13, 1997 sold the over-allotment option, raising a total of $5,427,000 of net proceeds. During 1997, with the proceeds of the IPO, the Company endeavored to build an effective marketing and sales organization, develop a network of independent resellers and achieve market acceptance of its products.

     In August 1997, the Company registered, in a Registration Statement on Form SB-2, 2,981,573 shares of Common Stock underlying Private Warrants that had previously been issued by the Company at various times between June 1995 and February 1997 in connection with various financing transactions. Each such private warrant entitles the holder to purchase one share of Common Stock at prices ranging from $1.00 to $3.00 per share at any time commencing immediately upon issuance through and including three (3) years from the date of issuance. The Company will not receive any of the proceeds of the sale of such shares of Common Stock, but will receive proceeds of up to $7,529,719 from the exercise of the Private Warrants. During the years ended December 31, 1997 and 1998, 821,667 and 976,557, respectively, of the Private Warrants were exercised, resulting in net proceeds to the Company of $1,676,533 and $2,148,225, respectively. These proceeds and any additional proceeds have been used for working capital and general corporate purposes.

     On December 9, 1997 the Company sold, in a private placement, $5,000,000 aggregate principal amount of 8% Senior Convertible Notes due 2002 (the "Notes") at an initial offering price of 100% of the principal amount thereof, less 8% gross commission. The Notes are convertible into shares of Common Stock of the Company at a conversion price of $4.625 per share of Common Stock, subject to adjustment in certain circumstances (including upon certain issuances of Common Stock or Common Stock Equivalents at less than the then effective conversion price). The Notes rank senior to all existing and future subordinated obligations and rank pari passu with all present and future senior indebtedness of the Company, except to the extent of any collateral securing such debt. Net proceeds to the Company in December 1997 after expenses amounted to $4,168,000. In August 1998, the Company exchanged $3,640,000 of the Notes for 364,000 shares of Series A Convertible Preferred Stock. The Series A preferred stock carries a dividend of 8.5% per year payable in cash or common stock of the Company, at the Company's option, and is convertible into Common Stock of the Company at a fixed conversion price of $3.635 per share (subject to certain conditions). In September 1998, holders of 30,000 shares of Series A preferred stock converted their shares into 82,770 shares on the Company's Common Stock.

     In November 1998, the Company entered into a Working Capital Line of Credit financing arrangement for up to $9 million with one of its principal shareholders. The availability of funds under this facility is subject to certain Borrowing Base limitations, based principally on qualifying accounts receivable and inventory. The initial draw under this facility, which contains terms that are more favorable to the Company than its existing facility, was approximately $3.7 million, a portion of which was used to repay an existing credit facility.

     In December 1998, the Company initiated a private placement of 945,000 shares of a newly created Series B Convertible Preferred Stock at $10 per share. The Series B preferred stock is convertible into Common Stock of the Company at a fixed price of $3.625 per share, subject to certain requirements, and carries a dividend of 8% per year payable in cash or common stock of the Company, at the Company's option. In December 1998, the Company received a $4,000,000 subscription for the Series B preferred stock from a principal shareholder of the Company, of which $600,000 was paid in December 1998. The balance of $3,400,000 was classified as a stock subscription receivable at December 31, 1998 and was received in January 1999. In January and February 1999, the Company placed the balance of the Series B preferred stock, receiving an additional $5,450,000 of new equity.

     The Company believes that the proceeds from the above offering together with cash provided by operations will be sufficient to meet the Company's operating expenses and capital requirements through at least the end of 1999. At December 31, 1998, the Company had working capital of $1,452,778 and did not have any material commitments for capital expenditures.

YEAR 2000 COMPLIANCE

     The "Year 2000" issue (Y2K) refers to potential complications that may be caused by computer hardware and software that were not designed for the change in the century. If not corrected, such computer hardware and software may cause management information systems and devices with embedded microprocessors to fail or miscalculate data.

     The Company has largely completed all phases of its Y2K readiness review, except for contingency planning, with respect to the currently supported versions of all of its products. As a result, the current versions of each of the Company products are "Year 2000 Compliant" as defined below, when configured and used in accordance with the related documentation, and provided that any other software used with the Company's products are also Year 2000 Compliant. The Company continues to respond to customer questions about prior versions of its products on a case-by-case basis.

     "Year 2000 Compliant" is defined as the ability to:

     (a) correctly handle date information needed for the December 31, 1999 to January 1, 2000 date change;

     (b) function according to the product documentation provided for this date change, without changes in operation resulting from the advent of a new century, assuming correct configuration;

     (c) where appropriate, respond to two-digit date input in a way that resolves the ambiguity as to century in a disclosed, defined, and predetermined manner;

     (d) if the date elements in interfaces and data storage specify the century, store and provide output of date information in ways that are unambiguous as to century; and

     (e) recognize year 2000 as a leap year.

     The Company has received assurances from its vendors that licensed software incorporated in its products is Year 2000 Compliant. Despite testing by the Company and by current and potential clients, and assurances from developers of products incorporated into the Company's products, the Company's products may contain undetected errors or defects associated with year 2000 date functions. Known or unknown errors or defects in the Company's products could result in delay or loss of revenue, diversion of development resources, damage to its reputation, or increased service and warranty costs, any of which could materially adversely affect its business, operating results, or financial condition.

     The Company's internal systems include both information technology, or IT, and non-IT systems. An assessment of the Company's material internal IT systems has been initiated, including both its own software products and third-party software and hardware technology, but the Company has not initiated an assessment of its non-IT systems. The Company expects to complete testing its IT and non-IT systems in 1999. To the extent that it is not able to test the technology provided by third-party vendors, it is seeking assurances from such vendors that their systems are Year 2000 Compliant. Although the Company is not currently aware of any material operational issues or costs associated with preparing its internal IT and non-IT systems for the Year 2000, the Company may experience material unanticipated problems and costs caused by undetected errors or defects in the technology used in its internal IT and non-IT systems.

     The Company does not currently have any information concerning the Y2K compliance status of its customers. The Company's current and potential clients may incur significant expenses to achieve Y2K compliance. If its clients are not Y2K compliant, they may experience material costs to remedy problems or they may face litigation costs. In either case, Y2K issues could reduce or eliminate budgets that current or potential customers could have for purchases of the Company's products and services. As a result, the Company's business, results of operations or financial condition could be materially adversely affected.

     The Company has funded its Y2K plan from available cash and has not separately accounted for these costs in the past. To date, these costs have not been material. Any additional costs that may be incurred are not anticipated to be material. The Company may experience material problems and costs with Y2K compliance that could adversely affect its business, results of operations and financial condition.

     The Company has not yet fully developed a contingency plan to address situations that may result if it is unable to achieve Y2K readiness of its critical operations. The costs of developing and implementing such a plan may itself be material. Finally, the Company is also subject to external forces that might generally affect industry and commerce, such as utility or transportation company Y2K compliance failures and related service interruptions. There can be no assurance that Y2K will not adversely affect the Company and its operations.

Item 7.  Financial Statements


                 MULTIMEDIA ACCESS CORPORATION AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS




Report of Independent Auditors.................................................16

Consolidated Balance Sheets at December 31, 1997 and 1998......................17

Consolidated Statements of Operations for the years ended
  December 31, 1997 and 1998...................................................18

Consolidated Statements of Stockholders' Equity for
  the years ended December 31, 1997 and 1998 ..................................19

Consolidated Statements of Cash Flows for the years ended
  December 31, 1997 and 1998 ..................................................20

Notes to Consolidated Financial Statements.....................................21

                         Report of Independent Auditors

The Board of Directors
MultiMedia Access Corporation

We have audited the accompanying consolidated balance sheets of MultiMedia Access Corporation and subsidiaries as of December 31, 1997 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of MultiMedia Access Corporation and subsidiaries at December 31, 1997 and 1998, and the consolidated results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.



Dallas, Texas                                      ERNST & YOUNG LLP
February 25, 1999

                 MULTIMEDIA ACCESS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                               DECEMBER 31,
                                                                       ----------------------------
                                                                           1997            1998
                                                                       ------------    ------------
                               ASSETS
Current assets:
  Cash and cash equivalents                                            $  3,117,202    $    439,791
  Accounts receivable, less allowance for  doubtful accounts of
    $65,000 and $823,500 at December 31, 1997 and 1998, respectively      1,195,230       1,839,783
  Stock subscription receivable                                                  --       3,400,000
  Inventory                                                               1,762,186       3,110,588
  Prepaid expenses                                                           75,096          90,646
  Deferred charges, principally deferred debt issue costs                   191,287         568,252
                                                                       ------------    ------------
      Total current assets                                                6,341,001       9,449,060

Property and equipment, net                                                 877,440       1,382,044
Software development costs, net                                             203,858         431,500
Deferred charges                                                            752,125         213,048
Investment in equity securities                                                  --       2,000,000
Deposits                                                                     36,991         135,938
                                                                       ------------    ------------

      Total assets                                                     $  8,211,415    $ 13,611,590
                                                                       ============    ============

                LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                     $    759,319    $  2,847,807
  Accrued compensation                                                      313,634         326,169
  Deferred revenue                                                           52,784         157,891
  Accrued restructuring charges                                                  --         275,000
  Other accrued liabilities                                                 343,051         488,337
  Short-term debt, officer                                                  311,243          96,285
  Shareholder line of credit                                                     --       3,687,513
  Short-term debt, other                                                     13,120         117,280
                                                                       ------------    ------------
      Total current liabilities                                           1,793,151       7,996,282

Long-term debt                                                            5,000,000       1,360,000

Commitments

Stockholders' equity:
  Convertible preferred stock, $.0001 par value:
    Authorized shares - 5,000,000
      Series A issued and outstanding shares - none at                           --              33
          December, 31, 1997 and 334,000 at December 31, 1998
      Series B shares subscribed - none at December 31, 1997
          and 400,000 at December 31, 1998                                       --              40
  Common stock, $.0001 par value:
    Authorized shares - 20,000,000 and 30,000,000 at
      December 31, 1997 and 1998, respectively
    Issued and outstanding shares -  8,955,455 and 11,324,974
      at December 31, 1997 and 1998, respectively                               900           1,132
  Additional paid-in capital                                             19,628,703      31,947,418
  Accumulated deficit                                                   (18,199,433)    (27,681,409)
  Treasury stock,  261,497 shares at December 31, 1997 and 1998             (11,906)        (11,906)
                                                                       ------------    ------------
      Total stockholders' equity                                          1,418,264       4,255,308
                                                                       ------------    ------------

      Total liabilities and stockholders' equity                       $  8,211,415    $ 13,611,590
                                                                       ============    ============



                             See accompanying notes.
                                       17

                 MULTIMEDIA ACCESS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                              YEAR ENDED DECEMBER 31,
                                           ----------------------------
                                               1997            1998
                                           ------------    ------------
NET SALES                                  $  3,360,703    $  8,027,948

Cost of goods sold                            1,695,922       4,181,128
                                           ------------    ------------

GROSS PROFIT                                  1,664,781       3,846,820

Operating expenses:
  Selling, general and administrative         4,243,485       8,352,476
  Research and development                    2,740,857       3,090,102
  Restructuring charge                               --         402,800
  Depreciation and amortization                 309,458         524,427
                                           ------------    ------------
      Total operating expenses                7,293,800      12,369,805
                                           ------------    ------------

OPERATING LOSS                               (5,629,019)     (8,522,985)

Other income (expense):
  Dividend and interest income                   63,613          34,117
  Interest expense                             (290,492)       (877,873)
  Other                                          28,493              48
                                           ------------    ------------
      Total other income (expense)             (198,386)       (843,708)
                                           ------------    ------------

NET LOSS                                   $ (5,827,405)   $ (9,366,693)
                                           ============    ============

NET LOSS PER SHARE: BASIC AND DILUTED             (0.75)   $      (1.02)
                                           ============    ============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
   outstanding                                7,806,378       9,367,537
                                           ============    ============


                             See accompanying notes.
                                       18

                 MULTIMEDIA ACCESS CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1998


                                                 CONVERTIBLE                             ADDITIONAL
                                               PREFERRED STOCK        COMMON STOCK        PAID-IN
                                              SHARES  PAR VALUE    SHARES    PAR VALUE    CAPITAL
                                             -------- --------- -----------  --------- ------------
BALANCE, DECEMBER 31, 1996                         -- $      --   5,315,811  $     532 $  6,602,572

  Sale of common stock and Public
    Warrants, net of expenses                      --        --   1,610,000        161    5,427,077

  Exchange of short-term and
    long-term debt for common stock
    and Public Warrants                            --        --   1,241,977        124    5,713,003

  Warrants issued for inducement
    of debt                                        --        --          --         --      191,500

  Exercise of options and warrants, net            --        --     827,667         83    1,694,551

  Net loss and comprehensive loss                  --        --          --         --           --

                                             -------- --------- -----------  --------- ------------
BALANCE, DECEMBER 31, 1997                         --        --   8,995,455        900   19,628,703

  Conversion of long-term debt to
    convertible preferred stock - Series A    364,000        36          --         --    2,903,604

  Sale of convertible preferred stock -
     Series B                                 400,000        40          --         --    3,999,960

  Conversion of convertible preferred
     stock - Series A to common stock         (30,000)       (3)     82,770          8           (5)

  Common stock issued in exchange
     for equity securities                         --        --   1,000,000        100    1,999,900

  Exercise of options and warrants                 --        --   1,043,374        104    2,185,392

  Sale of common stock, employee
     stock purchase plan                           --        --      73,787          7      139,109

  Value of options and warrants
      issued for consulting services               --        --          --         --      461,851

  Warrants issued for inducement
     of debt                                       --        --          --         --      266,000

  Accelerated vesting of employee
     stock options in connection with
     restructuring                                 --        --          --         --      127,800

  Common stock issued for
     consulting services                           --        --      73,443          7      133,389

  Convertible preferred stock
     dividends - Series A                          --        --      56,145          6      101,715

  Net loss and comprehensive loss                  --        --          --         --           --


                                             ======== ========= ===========  ========= ============
BALANCE, DECEMBER 31, 1998                    734,000 $      73  11,324,974  $   1,132 $ 31,947,418
                                             ======== ========= ===========  ========= ============

                                                                                TOTAL
                                             ACCUMULATED         TREASURY    STOCKHOLDERS'
                                               DEFICIT             STOCK        EQUITY
                                             ------------        ---------   -------------
BALANCE, DECEMBER 31, 1996                   $(12,372,028)       $ (11,906)  $ (5,780,830)

  Sale of common stock and Public
    Warrants, net of expenses                          --              --       5,427,238

  Exchange of short-term and
    long-term debt for common stock
    and Public Warrants                                --              --       5,713,127

  Warrants issued for inducement
    of debt                                            --              --         191,500

  Exercise of options and warrants, net                --              --       1,694,634

  Net loss and comprehensive loss              (5,827,405)             --      (5,827,405)

                                             ------------    ------------    ------------
BALANCE, DECEMBER 31, 1997                    (18,199,433)        (11,906)      1,418,264

  Conversion of long-term debt to
    convertible preferred stock - Series A             --              --       2,903,640

  Sale of convertible preferred stock -
     Series B                                          --              --       4,000,000

  Conversion of convertible preferred
     stock - Series A to common stock                  --              --              --

  Common stock issued in exchange
     for equity securities                             --              --       2,000,000

  Exercise of options and warrants                     --              --       2,185,496

  Sale of common stock, employee
     stock purchase plan                               --              --         139,116

  Value of options and warrants
      issued for consulting services                   --              --         461,851

  Warrants issued for inducement
     of debt                                           --              --         266,000

  Accelerated vesting of employee
     stock options in connection with
     restructuring                                     --              --         127,800

  Common stock issued for
     consulting services                               --              --         133,396

  Convertible preferred stock
     dividends - Series A                        (115,283)             --         (13,562)

  Net loss and comprehensive loss              (9,366,693)             --      (9,366,693)

                                             ============    ============    ============
BALANCE, DECEMBER 31, 1998                   $(27,681,409)   $    (11,906)   $  4,255,308
                                             ============    ============    ============


                             See accompanying notes.
                                       19

                 MULTIMEDIA ACCESS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                             YEAR ENDED DECEMBER 31,
                                                                          ----------------------------
                                                                              1997            1998
                                                                          ------------    ------------
OPERATING ACTIVITIES:
  Net loss                                                                $ (5,827,405)   $ (9,366,693)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depreciation of fixed assets                                             229,659         380,742
      Amortization of software development                                      79,799         143,685
      Non-cash charges to interest expense                                     168,691         289,885
      Non-cash charge to restructuring costs                                        --         127,800
      Non-cash consulting fees exchanged for options, warrants
         and common stock                                                                      595,247
      Changes in operating assets and liabilities:
        Accounts receivable                                                 (1,009,666)       (644,553)
        Inventory                                                           (1,452,053)     (1,348,402)
        Prepaid expenses                                                       (28,857)        (15,550)
        Deferred charges                                                      (416,308)       (598,132)
        Deposits                                                               (18,719)        (98,947)
        Accounts payable                                                        76,630       2,088,488
        Accrued compensation                                                    73,927          12,535
        Accrued restructuring charges                                               --         275,000
        Deferred revenue                                                        37,193         105,107
        Other accrued liabilities                                             (133,228)        131,723
                                                                          ------------    ------------
               Net cash used in operating activities                        (8,220,337)     (7,922,065)
                                                                          ------------    ------------

INVESTING ACTIVITIES:
  Purchase of property and equipment, net                                     (649,938)       (885,350)
  Software development costs                                                  (136,336)       (371,323)
  Other                                                                          3,734              --
                                                                          ------------    ------------
               Net cash used in investing activities                          (782,540)     (1,256,673)
                                                                          ------------    ------------

FINANCING ACTIVITIES:
  Net proceeds from convertible preferred stock subscription - Series B             --         600,000
  Net proceeds from issuance of short-term debt                                212,202       3,687,512
  Repayment of short-term debt-officer                                        (235,000)       (214,958)
  Net proceeds from capital leases                                               2,466         104,161
  Proceeds from issuance of long-term debt                                   5,000,000              --
  Proceeds from the exercise of options and warrants                         1,694,634       2,185,496
  Net proceeds from sale of common stock and warrants                        5,427,238         139,116
                                                                          ------------    ------------
               Net cash provided by financing activities                    12,101,540       6,501,327
                                                                          ------------    ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                         3,098,663      (2,677,411)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                  18,539       3,117,202
                                                                          ------------    ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                  $  3,117,202    $    439,791
                                                                          ============    ============



                             See accompanying notes.
                                       20

                 MULTIMEDIA ACCESS CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998

1. THE COMPANY AND DESCRIPTION OF BUSINESS

         The accompanying consolidated financial statements include the accounts of MultiMedia Access Corporation (MMAC), and its wholly-owned subsidiaries, Viewpoint Systems, Inc. (Viewpoint), VideoWare, Inc. (VideoWare) and Osprey Technologies, Inc. (Osprey) (collectively, the Company). The Company operates in one business segment and is engaged in developing and marketing advanced, standards-based video communications products that integrate video capabilities into existing desktop computers, applications and networks. The Company markets its products directly to end-users, through value-added resellers and computer system integrators, primarily in the continental United States.

         The Company has sustained operating losses since its inception in February 1994, and expects losses to continue during the first half of 1999 and until such time, if ever, as gross margins from the sales of its products exceed its development, selling, administrative and financing costs. In December 1998 through February 1999, the Company received $9.45 million in gross proceeds from the sale of 945,000 shares of a newly created Series B convertible preferred stock at $10 per share (See Note 10). During 1999, with the proceeds from the preferred stock sale, the Company will endeavor to introduce new products, strengthen its sales and marketing organizations, increase its base of value-added resellers and computer system integrators, and achieve market acceptance of its products at prices and volumes which will, in the future, result in profitable operations. However, there are no assurances that the Company will be successful in its efforts.

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

NET LOSS PER SHARE

         Basic earnings per share is calculated by dividing net income/loss by the number of weighted average common shares outstanding for the period. Since the Company has reported net losses for all periods presented, the computation of diluted loss per share excludes the effects of options (see Note 10), warrants (see Note 10) and convertible debt (see Note 8) since their effect is anti-dilutive.

Loss per share calculations for the years ended December 31, 1997 and 1998 are as follows:

                                                           YEAR ENDED
                                                           DECEMBER 31,
                                             -------------------------------------
                                                  1997                    1998
                                             -------------           -------------
Net loss                                     $  (5,827,405)          $  (9,366,693)
Preferred dividends and accretion of
  issue costs                                           --                (175,945)
                                             -------------           -------------
Net loss applicable to common shareholders   $  (5,827,405)          $  (9,542,638)
                                             =============           =============
Weighted average number of common shares
  outstanding                                    7,806,378               9,367,537
                                             =============           =============
Loss per share as reported in the financial
  statements: basic and diluted              $       (0.75)          $       (1.02)
                                             =============           =============


DEFERRED CHARGES AND OTHER ASSETS

         Deferred charges at December 31, 1998 consist of legal, accounting and lead manager fees and expenses associated with the issuance of 8 % senior convertible notes in December 1997 as well as fees and expenses associated with the procurement of a $9 million working capital credit facility in October of 1998. During August 1998, the Company exchanged $3.64 million of its 8% senior convertible notes for newly created shares of Series A convertible preferred stock and, accordingly, a proportionate share of issue costs in the amount $736,359 were charged against the exchange proceeds. Net debt issue costs at December 31, 1998 were $781,300 of which $568,252 has been classified as current.

                 MULTIMEDIA ACCESS CORPORATION AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


     Deferred charges at December 31, 1997 were $943,412, of which $191,287 has been classified as current, consisting solely of fees and expenses associated with the issuance of the 8% senior convertible notes.

     Deferred charges are being amortized using the straight-line method over the term of the notes. Amounts charged to operations for the years ended December 31, 1997 and 1998 were $168,691 and $289,885, respectively.

CONCENTRATION OF CREDIT RISK

     Financial instruments that potentially subject the Company to credit risk consist principally of cash, cash equivalents and trade accounts receivable. The Company invests its cash and cash equivalents with a Texas commercial bank and a commercial brokerage firm. The brokerage firm maintains accounts in several banks throughout the country and in government securities. The Company sells its products and services primarily to distributors and resellers without requiring collateral; however, the Company routinely assesses the financial condition of its customers and maintains allowances for anticipated losses. During the years ended December 31, 1997 and 1998, one customer accounted for 14% and three customers accounted for 41% of total consolidated revenues, respectively. Balances due from these customers at December 31, 1997 and 1998 represented 10% and 39% of net accounts receivable, respectively. During December 1998, the Company provided an additional accounts receivable reserve and charge against income of $610,000 when a major reseller of the Company failed to meet its payment obligations in accordance with contracted terms. In January 1999, the Company initiated legal action against the reseller and will vigorously pursue a collection process to recover the receivable. The Company believes it has no significant credit risk in excess of provided reserves.

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

INCOME TAXES

     The Company utilizes the liability method of accounting for income taxes wherein deferred tax assets and liabilities are determined based upon the differences between the financial statement and tax bases of assets and liabilities, as measured by the enacted tax rates expected to be in effect when these differences reverse.

ADVERTISING COSTS

     Advertising costs are expensed as incurred. Advertising expense for the years ended December 31, 1997 and 1998 was $353,024 and $226,413, respectively.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     The Company believes that the carrying amount of certain of its financial instruments, which include cash equivalents, accounts receivable, accounts payable, short-term debt and accrued expenses approximate fair value due to the short-term maturities of these instruments. The Company also believes the carrying value of its long-term debt approximates fair value at December 31, 1998 since actual interest rates were consistent with rates estimated to be available for obligations with similar terms and conditions.

                 MULTIMEDIA ACCESS CORPORATION AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


STOCK-BASED COMPENSATION

     In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (SFAS 123), Accounting for Stock-Based Compensation. SFAS 123 defines a fair-value based method of accounting for an employee stock option or similar equity instrument. As permitted by SFAS 123, the Company has elected to continue to measure the cost of its stock-based compensation plans using the intrinsic-value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. See Note 10 to the Consolidated Financial Statements for additional information concerning stock-based compensation.

SEGMENT REPORTING

     During 1998, the Company adopted Statement of Financial Accounting Standards No. 131 (SFAS 131), Disclosures about Segments of an Enterprise and Related Information. SFAS 131 supersedes SFAS 14, Financial Reporting for Segments of Business Enterprise, replacing the "industry segment" approach with the "management" approach. The management approach designates the internal reporting that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. Under this definition, the company operated, for all periods presented, in a single segment.

COMPREHENSIVE INCOME

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 (SFAS 130), Reporting Comprehensive Income. SFAS 130 requires that total comprehensive income and comprehensive income per share be disclosed with equal prominence as net income and earnings per share. Comprehensive income is defined as changes in stockholder's equity exclusive of transactions with owners such as capital contributions and dividends. The Company adopted the standard in 1998, however the Company had no material comprehensive income transactions during the years ended December 31, 1997 and 1998.

IMPAIRMENT OF LONG-LIVED ASSETS

         In accordance with Statement of Accounting Standards No. 121(SFAS 121), Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, the Company reviews its long-lived assets for impairment when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. This review consists of a comparison of the carrying value of the asset with the asset's expected future undiscounted cash flows without interest costs. Estimates of expected future cash flows represent management's best estimate based on reasonable and supportable assumptions and projections. If the expected future cash flow exceeds the carrying value of the asset, no impairment is recognized. If the carrying value of the asset exceeds the expected future cash flows, impairment is measured by the excess of the carrying value over the fair value of the asset. Any impairment provisions recognized are permanent and may not be restored in the future. Impairment expense of $30,000 was recognized in 1998, and is included as a component of the restructuring charge (See Note 3).

NEW ACCOUNTING STANDARDS

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (SFAS 133), Accounting for Derivative Instruments and Hedging Activities. SFAS 133 is effective for transactions entered into after January 1, 2000. SFAS 133 requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and the type of hedge transaction. The ineffective portion of all hedges will be recognized in earnings. The Company's management is currently evaluating the impact of the statement.

                 MULTIMEDIA ACCESS CORPORATION AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


3.  BUSINESS RESTRUCTURING

     Results of operations for 1998 include charges of $402,800 for resizing and restructuring the Company's operations and workforce. The charges were recorded in the fourth quarter of 1998 in accordance with a plan of restructuring approved by the Board of Directors. Charges include severance costs for work force reductions of 16 employees including two Executive Officers of the Company, closure of three sales offices and losses on impairment of certain assets. Personnel reductions were made in the Company's sales, development and finance and administration departments in an effort to reduce operating expenses. At December 31, 1998 the Company had $275,000 of accrued restructuring charges consisting mainly of severance to be paid in 1999.


4.  INVENTORY

     Inventory consists of the following:

                                            DECEMBER 31,
                                      -----------------------
                                         1997         1998
                                      ----------   ----------
          Purchased materials         $1,035,006   $  815,999
          Work in progress                    --      108,639
          Finished goods                 727,180    2,185,950
                                      ----------   ----------
                                      $1,762,186   $3,110,588
                                      ==========   ==========

     Inventory at December 31, 1998 is presented net of a reserve of $199,255 for obsolete, slow moving and damaged inventory.


5. INVESTMENT IN EQUITY SECURITIES

     In September 1998, the Company entered into a strategic business alliance with Tadeo Holdings, Inc. ("THI"), that included a stock purchase agreement whereby the Company acquired 1,240,310 shares of THI common stock in exchange for 1,000,000 shares of the Company's common stock. As specified in the purchase agreement, the number of shares exchanged was determined by dividing $2,000,000 by the average closing price per share of each company's common stock for the five trading days prior to September 24, 1998. The shares issued by the Company and THI are not registered under the Securities Act of 1993, as amended, and may not be sold, transferred or otherwise distributed in the absence of such registration or an applicable exemption therefrom.

     At December 31, 1998, the Company valued its investment in THI common stock at cost due to governmental limitations imposed by Rule 144 of the Securities and Exchange Commission limiting trading for the first two years that the stock is held. At December 31, 1998, the quoted market price of THI registered shares was $1.00 per share.

                 MULTIMEDIA ACCESS CORPORATION AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


6. PROPERTY AND EQUIPMENT

     Property and equipment, at cost, consists of the following:

                                                DECEMBER 31,
                                          -------------------------
                                             1997          1998
                                          -----------   -----------
       Computer equipment                 $   933,767   $ 1,397,444
       Software                               270,386       374,403
       Leasehold improvements                  43,951       100,779
       Office furniture and equipment         180,256       441,080
                                          -----------   -----------
                                            1,428,360     2,313,706
       Less accumulated depreciation
         and amortization                    (550,920)     (931,662)
                                          -----------   -----------
                                          $   877,440   $ 1,382,044
                                          ===========   ===========


7. SHORT-TERM DEBT

     Short-term debt consists of the following:

                                                                     DECEMBER 31,
                                                               -------------------------
                                                                  1997          1998
                                                               -----------   -----------
     OFFICER:
       Unsecured note payable to an officer and affiliate
        of the Company, due on demand with interest at 15%.    $   311,243   $    96,285
                                                               ===========   ===========

     OTHER:
       Fully secured $9,000,000 working capital credit
        facility payable to a principal shareholder of the
        Company, with interest payable monthly at 12%.         $        --   $ 3,687,513

       Other                                                        13,120       117,280
                                                               -----------   -----------
                Total short-term debt, other.                  $    13,120   $ 3,804,793
                                                               ===========   ===========


     In January and February 1997, the Company issued $600,000 of 8% unsecured debt to two principal stockholders of the Company. The unsecured debt was due on demand 10 days subsequent to an initial public offering of the Company's equity securities or 180 days from the date of issue. As an incentive to advance the debt, the stockholders were issued 60,000 three-year warrants to purchase Company stock at $3.00 per share. Based on independent appraisal, the fair market value of these warrants of $1.00 per share was charged to interest expense. In February 1997, the $600,000 unsecured debt was exchanged for shares of common stock and public warrants in the Company's initial public offering.

     In February 1997, $2,915,000 principal amount of secured and unsecured notes then outstanding were exchanged for 633,694 shares of common stock and public warrants in the Company's initial public offering. Additionally, in February 1997, the Company repaid $377,548 principal amount of secured and demand notes together with total accrued interest of $90,745.

                 MULTIMEDIA ACCESS CORPORATION AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



     In May 1998, the Company entered into an accounts receivable line of credit financing arrangement with a Texas commercial bank for up to $1.5 million (extended to $1.7 million in July 1998). The financing arrangement allowed the bank to purchase all domestic and foreign accounts of the Company at a discount from face value of each invoice and reserve 10% of the face amount of each account receivable for doubtful accounts. The line of credit was collateralized by the accounts receivable, inventory, furniture and fixtures of the Company until the line was retired in November 1998.

     In November 1998, the Company entered into a working capital line of credit facility for up to $9 million with one of its principal shareholders, H.T. Ardinger, Jr. This one year, renewable facility, which contains terms more favorable than the Company's prior facility, bears interest at 12% per annum and is secured by all assets of the Company. The availability of funds under this facility is subject to certain borrowing base limitations based principally on qualifying accounts receivable and inventory. A portion of the proceeds from this facility was used to retire the Texas commercial bank line of credit. As an incentive to advance the line of credit, Mr. Ardinger was issued 200,000 three-year warrants to purchase Company stock at $4.50 per share. The value of the warrants of $1.33 per share, as determined using the Black-Sholes option valuation model, is being charged to interest expense over the term of the note.

     At December 31, 1998, the Company had $96,285 of 15% notes outstanding to its former Chief Executive Officer. The 15% notes were due on demand with interest payable monthly and were retired in January of 1999.

     Other notes payable at December 31, 1997 and 1998 of $13,120 and 117,280, respectively, are comprised of various capital leases for telephone and voice mail equipment and have been classified as current due to their immateriality.

     Interest paid was $253,675 and $528,301 for the years ended December 31, 1997 and 1998, respectively.


8. LONG-TERM DEBT

     Long-term debt consists of the following:

                                                                     DECEMBER 31,
                                                               -------------------------
                                                                  1997          1998
                                                               -----------   -----------
      Senior 8% convertible notes issued December 9,
       1997 due December 2002 with interest payable
       semi-annually in arrears.                               $ 5,000,000   $ 1,360,000
                                                               ===========   ===========


     In February 1997, $2,430,300 principal amount of then outstanding 8% senior convertible notes together with accrued interest of $367,827 were exchanged for 608,283 shares of common stock and public warrants in the Company's initial public offering. Additionally, in February 1997, the Company repaid $247,250 principal amount of 8% convertible debt together with accrued interest of $118,726. Converting noteholders received 1,215,150 three-year warrants to purchase Company stock at $3.00 per share while repayment noteholders received 82,418 three-year warrants to purchase Company stock at $3.00 per share.

     On December 9, 1997 the Company sold $5,000,000 aggregate principal amount of 8% senior convertible notes due 2002 (the "Notes") at an initial offering price of 100% of the principal amount thereof, less 8% gross commission. The Notes are convertible to common stock of the Company at the initial conversion price of $4.625 per share. The Notes rank senior to all existing and future subordinated obligations and rank pari passu with all present and future senior indebtedness of the Company, except to the extent of any collateral securing such debt. Lead managers in connection with the Notes offering received 108,108 warrants to purchase Company stock at an exercise price of $4.625 per share. In December 1997, the Company received net proceeds of $4,168,000 from the Notes offering.

                 MULTIMEDIA ACCESS CORPORATION AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


     In August 1998, the Company exchanged $3,640,000 of its 8% senior convertible notes for 364,000 shares of its newly created Series A convertible preferred stock. The Series A preferred stock carries a dividend of 8.5% per year payable in cash or common stock of the Company, at the Company's option, and is convertible into Common Stock of the Company at a fixed conversion price of $3.625 per share (subject to certain conditions).


9. INCOME TAXES

         The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109), Accounting for Income Taxes. SFAS 109 requires a valuation allowance to be recorded when it is "more likely than not that some portion or all of the deferred tax assets will not be realized." In the opinion of management, realization of the Company's net operating loss carryforward is not reasonably assured, and a valuation allowance of $6,716,000 and $9,327,000 has been provided against deferred tax assets in excess of deferred tax liabilities in the accompanying consolidated financial statements at December 31, 1997 and 1998, respectively.


     The components of the Company's net deferred taxes are as follows:

                                                                             DECEMBER 31,
                                                                       -------------------------
                                                                          1997          1998
                                                                       -----------   -----------
Deferred tax assets:
     Net operating loss carryforward                                   $ 6,357,000   $ 8,182,000
     Revenue deferred for financial statements, recognized
        for tax                                                                 --        38,000
     Excess of tax over financial statement basis of patent                 37,000        33,000
     Accruals deductible for tax purposes when paid                        241,000       606,000
     Excess of  tax over financial statement basis of software
        development costs                                                  130,000       532,000
                                                                       -----------   -----------
               Total deferred tax assets                                 6,765,000     9,391,000
Less: valuation allowance                                               (6,716,000)   (9,327,000)
                                                                       -----------   -----------
                                                                            49,000        64,000
Deferred tax liabilities:
    Excess of financial statement over tax basis of
      of property and equipment                                             49,000        64,000
                                                                       -----------   -----------
               Total deferred tax liabilities                               49,000        64,000
                                                                       ===========   ===========
Net deferred taxes                                                     $        --   $        --
                                                                       ===========   ===========

     A reconciliation between the federal income tax benefit calculated by applying U.S. federal statutory rates to net loss and the absence of a tax benefit reported in the accompanying consolidated financial statements is as follows:

                 MULTIMEDIA ACCESS CORPORATION AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



                                                                                 DECEMBER 31,
                                                                       -------------------------------
                                                                           1997              1998
                                                                       ------------       ------------
     U.S. federal statutory rate applied to pretax loss                $ (1,981,000)      $ (3,185,000)

     Accrued compensation and other accruals                                 70,000             31,000
     Amortization of patent                                                  (4,000)            (4,000)
     Depreciation of property and equipment                                 (12,000)           (28,000)
     Software development costs for financial reporting
       purposes                                                             (43,000)           121,000
     Net operating loss carryforward not recognized for
       financial reporting purposes                                       1,966,000          2,573,000
     Inventory and doubtful account reserves                                (66,000)           326,000
     Non-deductible restructuring charges                                        --             44,000
     Non-deductible interest expense                                         58,000             99,000
     Other                                                                   12,000             23,000
                                                                       ============       ============
                                                                       $         --       $         --
                                                                       ============       ============


     At December 31, 1998 the Company has federal income tax net operating loss carryforwards of approximately $24,100,000 which expire as follows:


                          YEAR
                          ENDED          AMOUNT
                          -----       -----------
                           2009       $ 2,700,000
                           2010         4,700,000
                           2011         4,000,000
                           2012         5,200,000
                           2013         7,500,000


     The Company is subject to limitations existing under Internal Revenue Code
Section 382 (Change of Control) relating to the availability of the operating loss carryforward. Beginning with 1994, approximately $21,000,000 of the carryforward is limited.

     No income taxes were paid during the years ended December 31, 1997 and 1998, respectively.


10. STOCKHOLDERS' EQUITY

PREFERRED STOCK

         In August 1998, the Company exchanged $3,640,000 of its 8% senior convertible notes for 364,000 shares of its newly created Series A convertible preferred stock. The Series A preferred stock carries a dividend of 8.5% per year payable in cash or common stock of the Company, at the Company's option, and is convertible into Common Stock of the Company at a fixed conversion price of $3.625 per share (subject to certain conditions).

                 MULTIMEDIA ACCESS CORPORATION AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


     In December 1998, the Company began a private placement of 945,000 shares of a newly created Series B convertible preferred stock at $10 per share. The Series B preferred stock is convertible into common stock of the Company at a fixed price of $3.625 per share, subject to certain requirements, and carries a dividend of 8% per year payable in cash or common stock of the Company, at the Company's option. In December 1998, the Company received a $4,000,000 subscription for the Series B preferred stock from H.T. Ardinger Jr., a principal shareholder of the Company, of which $600,000 was paid in December 1998 and the balance of $3,400,000 was classified as a stock subscription receivable at December 31, 1998 and paid January 27, 1999.

     Holders of the Series A and Series B preferred stock have no voting rights except on amendments to the Company's Articles of Incorporation to change the authorized shares, or par value, or to alter or change the powers or preferences of their respective preferred stock issues. Additionally, the holders of Series A preferred stock have Board of Director representation privileges in instances of dividend default by the Company.

COMMON STOCK

     In February 1997, the Company completed an underwritten initial public offering of 1,400,000 shares of its common stock and 1,400,000 redeemable common stock purchase warrants (public warrants). The shares of common stock and the public warrants were sold on the basis of one public warrant for each share of common stock at a unit price to the public of $4.60, and were separately transferable immediately upon issuance. Each public warrant entitles the holder to purchase one share of common stock at $4.50 per share, subject to adjustment under certain circumstances, at any time commencing six months from the date of the Prospectus through and including five years from the date of the Prospectus. The public warrants are redeemable by the Company at any time commencing twelve months from the date of the Prospectus, upon notice of not less than thirty days, at a price of $.10 per public warrant, provided that the closing price or bid price of the common stock for any twenty trading days within a period of thirty consecutive trading days ending on the fifth day prior to the day on which the Company gives notice of redemption has been at least 150% (currently $6.285, subject to adjustment) of the initial public offering price per share of common stock. In March 1997, the Company issued 210,000 additional shares of common stock and public warrants upon exercise of the underwriter's over-allotment option. The Company received net proceeds of $5,427,000 during February and March 1997 related to this sale. Additionally, in February of 1997, $5,345,300 principal amount of convertible and bridge notes together with accrued interest of $367,827 were converted into 1,241,977 shares of common stock and public warrants in the offering.

     In August 1997, the Company registered, in a Registration Statement on Form SB-2, 2,981,573 shares of common stock underlying private warrants that had previously been issued by the Company at various times between June 1995 and February 1997 in connection with various financing transactions. Each such private warrant entitles the holder to purchase one (1) share of common stock at prices ranging from $1.00 to $3.00 per share at any time commencing immediately upon issuance through and including three years from date of issuance. The Company does not receive any of the proceeds of the sale of such shares of common stock, but will receive proceeds of up to $7,529,719 from the exercise of the private warrants, to the extent the warrants are exercised. In September and October 1997, the Company received net proceeds of $1,676,533 upon the exercise of 821,677 private warrants at prices ranging from $1.00 to $3.00 per share. As an inducement for early exercise of the private warrants, exercising warrant holders received 82,000 three-year warrants to purchase Company stock at $4.50 per share. In June and July of 1998, the Company received $1,804,996 in net proceeds from the exercise of 633,332 warrants to purchase Company common stock at $3.00 per share. As an incentive for early exercise, warrant holders were issued 1,266,664 warrants to purchase Company stock at $4.50 per share. The warrants will expire in February 2002 and have exercise price adjustment terms identical to the public warrants issued in connection with Company's initial public offering.

     In September 1998, holders of 30,000 shares of Series A preferred stock converted their shares into 82,770 shares of common stock of the Company.

                 MULTIMEDIA ACCESS CORPORATION AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


     In June through December of 1998, the Company received $343,225 in proceeds from the exercise of 343,225 warrants to purchase Company common stock at an exercise price of $1.00 per share.

     During 1998, the Company received proceeds of $37,275 from the exercise of 66,817 stock options with exercise prices ranging from $.04 to $3.00 per share.


     In September 1998, the Company entered into a strategic business alliance with Tadeo Holdings, Inc. ("THI"), whereby the Company acquired 1,240,310 shares of THI common stock in exchange for 1,000,000 shares of the Company's common stock. The number of Company shares exchanged was determined by dividing $2,000,000 by the average closing price per share of the Company's common stock for the five trading days prior to September 24, 1998 which was $2.00 per share (see Note 5).

     In December 1998, the Company issued 56,145 shares of Company common stock to Series A preferred shareholders of record on December 15, 1998 as payment of $101,721 of 8.5% dividends accrued from August 17, 1998 through December 15, 1998. Series A preferred dividends are paid semi-annually on June 15th and December 15th of each year in cash or, at the option of the Company, in common stock. The common stock is valued at the average of the market prices for the 20 consecutive stock exchange business days ending ten stock exchange business days prior to the dividend payment date. The computed common stock value at December 15, 1998 was $1.812 per share.

     During 1998 the Company issued 73,443 shares of common stock to various consultants in exchange for financial services. The number of common shares issued was determined by dividing the fair market value of services by an average of the common stock market prices on the date of issuance. Total value of the consulting services provided during 1998 amounted to $133,396 and prices for common stock shares issued ranged from $1.77 to $2.81 per share.

     During 1998, the Company received $139,117 in proceeds from the sale of 73,787 shares of common stock to employees under the terms of the Company's Employee Stock Purchase Plan. The employee purchase price for the offering periods ended April 30, 1998 and October 31, 1998 were $2.62 and $1.50 per share, respectively.

     In May 1998, shareholders of the Company approved a proposal to increase the number of authorized shares of common stock of the Company from 20,000,000 shares to 30,000,000 shares.

STOCK OPTION PLANS

     In April 1995, the Company adopted its 1995 Stock Plan (the 1995 Stock Option Plan) under which 2,000,000 shares of the Company's common stock are reserved for issuance to officers, key employees and consultants of the Company. The objectives of the stock plan are to attract and retain qualified personnel for positions of substantial responsibility, and to provide additional incentives to employees and consultants to promote the success of the Company's business. Options granted under the plan may be incentive stock options or non-qualified stock options. The plan is administered by the Board of Directors. The options are granted at the discretion of the Board of Directors at an option price per share not less than fair market value at the date of grant. In May 1998, shareholders of the Company approved a proposal to increase the number of shares available for issuance under the 1995 Stock Plan from 2,000,000 shares to 3,900,000 shares.

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

                 MULTIMEDIA ACCESS CORPORATION AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


     Following is a summary of stock option activity from December 31, 1996 through December 31, 1998:

                                                                          STOCK OPTIONS
                                                       --------------------------------------------------
                                                                                             WEIGHTED-
                                                                                              AVERAGE
                                                          NUMBER          PRICE PER        EXERCISE PRICE
                                                         OF SHARES          SHARE            PER SHARE
                                                       ------------      ------------     ---------------
     Outstanding at December 31, 1996                     2,093,961      $.04 - 4.00          $ 2.81

     Granted                                                780,666      3.00 - 5.84            4.55
     Exercised                                                6,000             3.00            3.00
     Canceled/forfeited                                     130,817      2.20 - 4.63            3.42
                                                       ------------
     Outstanding at December 31, 1997                     2,737,810       .04 - 5.84            3.27

     Granted                                              1,638,009      2.06 - 4.09            2.69
     Exercised                                               66,817       .04 - 3.00             .56
     Canceled/forfeited                                     654,999      2.06 - 5.84            3.58
                                                       ------------

     Outstanding at December 31, 1998                     3,654,003      $.10 - 5.84          $ 3.00
                                                       ============

     The weighted-average grant-date fair value of options granted was $2.23 and $1.60 for the years ended December 31, 1997 and 1998, respectively.


     The following information applies to options outstanding at December 31, 1998:

                     OPTIONS OUTSTANDING                      OPTIONS EXERCISABLE
    ------------------------------------------------------  -------------------------
                                   WEIGHTED-
                                    AVERAGE     WEIGHTED-                   WEIGHTED-
       RANGE OF   OUTSTANDING AT   REMAINING     AVERAGE    EXERCISABLE AT   AVERAGE
       EXERCISE    DECEMBER 31,   CONTRACTUAL   EXERCISE     DECEMBER 31,    EXERCISE
        PRICES         1998          LIFE         PRICE         1998          PRICE
    ------------- --------------  -----------  -----------  --------------  ---------
    $ 0.01 - 1.00        103,670          4.8  $      0.13         101,337  $    0.13
      1.01 - 2.00             --           --           --              --         --
      2.01 - 3.00      2,292,168          6.2         2.64       1,616,600       2.69
      3.01 - 4.00        782,750          6.4         3.45         238,649       3.53
      4.01 - 5.00        386,832          7.2         4.45         157,579       4.44
      5.01 - 6.00         88,583          4.9         5.23          66,891       5.17
                  --------------  -----------  -----------  --------------  ---------
                       3,654,003          6.3  $      3.00       2,181,056  $    2.87

     Statement of Financial Accounting Standards No. 123 (SFAS 123), Accounting For Stock Based Compensation, requires the disclosure of pro forma net income and earnings per share information computed as if the Company had accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method set forth in SFAS 123. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

                 MULTIMEDIA ACCESS CORPORATION AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


                                                        1997     1998
                                                       ------   ------
                Risk-free interest rate                   6%     5.35%
                Dividend yield                            0%        0%
                Volatility factor of the
                   market price of the
                   Company's common stock                40%       60%
                Expected life of the options
                   (years)                                6         6


     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimated, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. In addition, because SFAS 123 is applicable only to options granted subsequent to December 31, 1994, the pro forma information presented below is not necessarily indicative of the effects on reported net income in future years.

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting periods. Pro forma information for the years ended December 31, 1997 and 1998 is as follows:

                                                    DECEMBER 31,
                                                1997            1998
                                            ------------   -------------
        Pro forma net loss                  $ (6,212,743)  $ (10,741,022)
        Pro forma net loss per share:
         basic and diluted                  $       (.80)  $       (1.15)



EMPLOYEE STOCK PURCHASE PLAN

     In May 1995, the Company established an Employee Stock Purchase Plan (ESPP) to provide employees of the Company with an opportunity to purchase common stock through payroll deductions. Under the ESPP, up to 250,000 shares of common stock have been reserved for issuance, subject to certain antidilution adjustments. The ESPP, by its terms, became effective at the time of the Company's IPO. The ESPP is intended to qualify as an employee stock purchase plan within the meaning of Section 423 of the Internal Revenue Code.

     Each offering period will be for a period of six months except the first offering period under the ESPP was from October 1, 1997 through April 30, 1998. The ESPP terminates in April, 2005. Eligible employees may participate in the ESPP by authorizing payroll deductions during an offering period within a percentage range determined by the Board of Directors. Initially, the amount of authorized payroll deductions is not more than ten percent of an employee's cash compensation during an offering period, but not more than $25,000 per year. Amounts withheld from payroll are applied at the end of each offering period to purchase shares of common stock. Participants may withdraw their contributions at any time before stock is purchased, and in the event of withdrawal such contributions will be returned to participants. The purchase price of the common stock is equal to eighty-five percent (85%) of the lower of (i) the market price of common stock immediately before the beginning of the applicable offering period or (ii) the market price of common stock at the end of each offering period. The Company will pay all expenses incurred in connection with the implementation and administration of the ESPP.

                 MULTIMEDIA ACCESS CORPORATION AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


WARRANTS

     The Company has issued private warrants to purchase common stock of the Company in connection with the issuance and repayment of certain notes payable (as described in Notes 7 and 8), as inducement for early exercise of private warrants and as compensation for services rendered by various consultants. Additionally, the Company has issued public warrants to purchase common stock of the Company in connection with its initial public offering and concurrent debt retirement and debt for equity exchange (as described in the Common Stock section of Note 10).

     The following is a summary of warrant activity from December 31, 1996 through December 31, 1998:

                                                                             WARRANTS
                                                        ----------------------------------------------------
                                                                                                WEIGHTED-
                                                                                                 AVERAGE
                                                         NUMBER OF          PRICE PER         EXERCISE PRICE
                                                          SHARES              SHARE              PER SHARE
                                                        ----------------------------------------------------
     Outstanding at December 31, 1996                     1,524,005        $ 1.00 - 3.00        $       2.07

     Granted - non-public warrants                        1,717,676          3.00 - 4.63                3.24
     Granted  - public warrants                           2,851,977                 4.50                4.50
     Exercised                                              821,667          1.00 - 3.00                2.13
                                                        -----------
     Outstanding at December 31, 1997                     5,271,991          1.00 - 4.63                3.76

     Granted - non-public warrants                        1,796,664          3.00 - 4.50                4.02
     Exercised                                              976,557          1.00 - 3.00                2.30
     Canceled                                                23,442          1.00 - 4.50                3.49
                                                        -----------

     Outstanding at December 31, 1998                     6,068,656        $ 1.00 - 4.50        $       3.91
                                                        ===========

     In addition, at December 31, 1998 the Company's IPO representative holds warrants to purchase 140,000 units at $6.44 per unit, each unit consisting of one share of common stock and one common stock purchase warrant exercisable at $4.50 per share through February 2002.

     In October 1998, the Company reduced the exercise price of 2,851,977 redeemable common stock purchase warrants (public warrants) that were issued in connection with the Company's initial public offering, from $4.50 per share to $4.19 per share in accordance with certain provisions in the warrant agreement. Concurrently, the exercise price of 1,266,664 private warrants that were issued in connection with the early exercise of warrants was also lowered from $4.50 to $4.19 per share.

     At December 31, 1998, 6,043,656 warrants at prices ranging from $1.00 to $4.50 with a weighted-average exercise price of $3.91 were exercisable.


11. EMPLOYEE BENEFIT PLAN

     Effective March 1, 1997, the Company adopted a profit sharing plan pursuant to Section 401(k) of the Internal Revenue Code whereby participants may elect to contribute up to twenty percent (20%) of their compensation subject to statutory limitations. The plan provides for discretionary matching and profit sharing contributions by the Company. All full-time employees are eligible to participate in the plan provided they meet a minimum service requirement of six consecutive months and a minimum age requirement of twenty-one. For the years ended December 31, 1997 and 1998, the Company made no matching or profit sharing contributions.

                 MULTIMEDIA ACCESS CORPORATION AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


12. COMMITMENTS AND CONTINGENCIES

     The Company leases various office and manufacturing space under non-cancelable operating leases extending through 2003. The Company also leases certain office and computer equipment under non-cancelable operating leases. Future minimum operating lease payments with initial or remaining terms of one year or more are as follows:


                                                      OPERATING
                                                       LEASES
                                                      ---------
                      Year ended December 31:
                         1999                         $ 445,587
                         2000                           191,854
                         2001                           149,890
                         2002                           134,529
                         2003                            12,211
                         Thereafter                           -
                                                      =========
                      Total minimum lease payments    $ 934,071
                                                      =========


     Rent expense was $261,400 and $545,174 for the years ended December 31, 1997 and 1998, respectively.


13. RELATED PARTY TRANSACTIONS AND SUBSEQUENT EVENTS

         During January and February of 1997, the Company issued $600,000 of 8% unsecured notes to two principal stockholders of the Company. The notes were due on demand 10 days subsequent to an initial public offering of the Company's equity securities or 180 days from date of issue. During February of 1997 these notes were converted into common stock and public warrants in the Company's initial public offering as described in Note 7.

         During February 1997, $1,915,000 principal amount of 8% unsecured bridge notes and $1,000,000 principal amount of 8% secured convertible notes owing to four principal stockholders of the Company were converted into 633,694 shares of common stock and public warrants in the Company's initial public offering at $4.60 per share. Additionally, during February 1997, the Company paid accrued interest of $76,634 to the stockholders.

         During February 1997, $1,905,000 principal amount of 8% convertible debt and accrued interest of $282,992 owing to four principal stockholders, its Chief Executive Officer and the spouse of another principal stockholder and former director, were converted into 475,647 shares of common stock and public warrants in the Company's initial public offering at $4.60 per share.

         During 1997, the Company repaid $235,000 principal amount of 15% debt to its Chief Executive Officer together with accrued of $53,568. During 1998, the Company repaid $214,958 principal amount of 15% debt together with accrued interest of $27,036. In January 1999, the principal balance in the amount of $96,285 was retired together with accrued interest of $719.

                 MULTIMEDIA ACCESS CORPORATION AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


     In August 1997, the Company registered, in a Registration Statement on Form SB-2, 2,981,573 shares of common stock underlying private warrants (see Note 9), some of which are held by affiliates of the Company. In September and October of 1997, the Company received gross proceeds of $1,700,000 upon exercise of 805,000 private warrants from three principal stockholders of the Company and the spouse of a principal stockholder. As an incentive for early exercise of the warrants, the stockholders were issued 82,000 three-year private warrants to purchase Company stock at $4.50 per share.

     During 1997 and 1998, the Company paid consulting fees to its Chairman in the amount of $56,000 and $48,000, respectively.

     In June and July of 1998, the Company received $1,849,998 in gross proceeds from the exercise of 616,666 warrants to purchase Company common stock at $3.00 per share from three principal shareholders. As an incentive for early exercise, shareholders were issued 1,233,332 warrants to purchase Company stock at $4.50 per share. The warrants will expire in February 2002 and have exercise price adjustment terms identical to the public warrants issued in connection with Company's initial public offering.

     In November 1998, the Company entered into a working capital line of credit facility for up to $9 million with one of its principal shareholders. This one year, renewable facility, bears interest at 12% per annum and is secured by all assets of the Company (See Note 6). At December 31, 1998 the outstanding principal balance of the note was $3,687,513 and accrued interest thereon was $77,692.

     In December 1998 through February 1999, the Company received $9.45 million in gross proceeds from the sale of 945,000 shares of a newly created Series B convertible preferred stock at $10 per share. Two principal shareholders of the Company purchased $4,000,000 each and other existing shareholders purchased the balance of $1.45 million. The Series B preferred stock is convertible into common stock of the Company at a fixed price of $3.625 per share, subject to certain requirements, and carries a dividend of 8% per year payable in cash or common stock of the Company, at the Company's option.


Item 8. Changes and Disagreements with Accountants on Accounting and Financial Disclosure

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

Item 10. Executive Compensation

     The information required by this item is incorporated by reference to Proxy Statement.

Item 11. Security Ownership of Certain Beneficial Owners and Management

         The information required by this item is incorporated by reference to the Proxy Statement.

Item 12. Certain Relationship and Related Transactions

         The information required by this item is incorporated by reference to the Proxy Statement.

Item 13. Exhibits and Report on Form 8-K

         a.) Exhibits
             See Exhibit index.

         b.) Reports on Form 8-K

               On November 30, 1998, the Company filed a Form 8-K describing the terms of a $9,000,000 working capital credit facility payable to a principal shareholder of the Company and the consummation of a strategic business alliance with Tadeo Holdings, Inc. that included a stock purchase of 1,240,310 shares of Tadeo Holdings, Inc. common stock in exchange for common stock of the Company.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



     Date                          MultiMedia Access Corporation

   March 23, 1999                     By:  /s/ William S. Leftwich
                                           -----------------------
                                            William S. Leftwich
                                             Chief Financial Officer and
                                             Secretary


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




         Date                      MultiMedia Access Corporation


    March 23, 1999                     By:  /s/ William D. Jobe
                                            -------------------
                                            William D. Jobe
                                             Director, Chairman of the Board and
                                             Chief Executive Officer


     Date                          MultiMedia Access Corporation

   March 23, 1999                     By:  /s/ William S. Leftwich
                                           -----------------------
                                            William S. Leftwich
                                             Chief Financial Officer and
                                             Secretary


   March 23, 1999                     By:  /s/ William E. Johnson
                                           ----------------------
                                            William E. Johnson
                                             Director


   March 23, 1999                     By:  /s/ Joseph W. Autem
                                           -------------------
                                           Joseph W. Autem
                                            Director


   March 23, 1999                     By:  /s/ Glenn A. Norem
                                           ------------------
                                            Glenn A. Norem
                                             Director

                                  EXHIBIT INDEX

EXHIBIT                                                                                           SEQUENTIAL
PAGE NO.                            DESCRIPTION OF EXHIBIT                                         PAGE NO.
------------------------------------------------------------------------------------------------------------
2          Agreement and Plan of Merger and Reorganization (1)
3(a)       Certificate of Incorporation (1)
3(b)       Amendment to Certificate of Incorporation (1)
3(c)       Restated By-Laws (1)
3(d)       Certificate of Designations of Series B Convertible Preferred Stock (1)
4(a)       Form of Common Stock Certificate (1)
4(b)       Form of Warrant Certificate (1)
4(c)       Form of Warrant Agreement between the Company and Continental Stock Transfer &
           Trust Company (1)
4(d)       Form of Representative's Warrant Agreement (1)
4(e)       Form of Trust Indenture - $5,000,000  8% Senior Convertible Notes Due 2002 (1)
4(f)       Form of Lead Managers Warrant Agreement (1)
9(a)       Voting Trust Agreement between Robert M. Sterling, Jr. and Thomas E. Brown (1)
9(b)       Voting Trust Agreement between Robert P. Bernardi and Richard Bernardi (1)
9(c)       Form of Lock-Up Agreement (1)
9(d)       Lock-Up Agreement with Robert Sterling Trust (1)
9(e)       Lock-Up Agreement with Robert Bernardi Trust (1)
9(f)       Lock-Up Agreement with Michael Nissenbaum (1)
10(a)      Modified Employment Agreement between the Company and Glenn A. Norem (1)
10(b)      Modified Consulting Agreement between the Company and Sterling Capital Group Inc. (1)
10(c)      Form of Indemnification Agreement between the Company and Executive Officers and Directors (1)
10(d)      1995 Stock Option Plan (1)
10(e)      1994 Stock Option Plan (1)
10(f)      1993 Viewpoint Stock Plan (1)
l0(g)      1995 Director Option Plan (1)
10(h)      Lease Agreement between the Company and Metro Squared, L P (1)
10(i)      Employee Stock Purchase Plan (1)
l0(j)      Licensing Agreement between the Company and Boca Research, Inc. (1)
10(k)      Agreement between the Company and Unisys(TM)(1)
10(l)      Employment Agreement between the Company and Philip M. Colquhoun (1)
10(m)      Employment Agreement between the Company and William S. Leftwich (1)
10(n)      Employment Agreement between the Company and David T. Stoner (1)
10(o)      Employment Agreement between the Company and Neal Page (1)
10(p)      Employment Agreement between the Company and A. David Boomstein (1)
10(r)      Lease between the Company and Burlingame Home Office, Inc. (1)
10(s)      Lease between the Company and Family Funds Partnership (1)
10(t)      Agreement between the Company and Catalyst Financial Corporation (1)
10(u)      Promissory Note by the Company payable to Robert Rubin dated September 5, 1996. (1)
10(v)      Promissory Note by the Company payable to M. Douglas Adkins dated November 15, 1996. (1)
10(w       Promissory Note by the Company payable to H.T. Ardinger dated November 15, 1996. (1)
10(x)      Promissory Note by the Company payable to H.T. Ardinger dated January 15, 1997. (1)
10(y)      Promissory Note by the Company payable to Adkins Family Partnership, Ltd. dated January 15,
           1997. (1)
10(z)      Lease between the Company and the Air Force Association. (1)
10(aa)     Lease between the Company and Airport Boulevard Partners, LLC. (1)
10(bb)     Stock Purchase Agreement between the Company and Tadeo Holdings, Inc.
10(cc)     Working Capital Line of Credit Loan Agreement by the Company payable to the Ardinger Family
           Partnership, Ltd.
21         List of Subsidiaries of the Company (1)
23         Consent of Ernst & Young LLP
27         Financial Data Schedule

(1) Incorporated by reference to the Registration Statement on Form SB-2 and all amendments thereto as declared effective on February 4, 1997 and to Forms 10-KSB and Form 8-K filed March 31,1998 and November 30, 1998, respectively.