Form 10KSB/A
period 1998-12-31
VIEWCAST COM INC
filed 1999-04-30
CIK 921313

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                               AMENDMENT NO. 1 TO
                                   FORM 10-KSB


         [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934.
         [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934.

                     For Fiscal Year Ended December 31, 1998
                     Commission File Number: 0-29020


                               VIEWCAST.COM, INC.
                    (FORMERLY MULTIMEDIA ACCESS CORPORATION)
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

                                TABLE OF CONTENTS


ITEM NO.                                                                                           PAGE
--------                                                                                           ----
                                                      PART I

     1.           Description of Business                                                           3 - 9

     2.           Description of Property                                                               9

     3.           Legal Proceedings                                                                     9

     4.           Submission of Matters to a Vote of Security Holders                                   9

                                                      PART II

     5.           Market for Registrant's Common Equity and Related Stockholder Matters                10

     6.           Management's Discussion and Analysis of Financial Condition and Results         10 - 14
                  of Operations

     7.           Consolidated Financial Statements                                               15 - 36

     8.           Changes in and Disagreements with Accountants on Accounting and Financial            36
                  Disclosure

                                                      PART III

     9.           Directors, Executive Officers, Promoters and Control Persons; Compliance             37
                  with Section 16(a) of the Exchange Act

     10.          Executive Compensation                                                               40

     11.          Security Ownership of Certain Beneficial Owners and Management                       44

     12.          Certain Relationships and Related Transactions                                       46

     13.          Exhibits List and Reports on Form 8-K                                            46, 48

                                     PART I

Item 1.  Description of Business

GENERAL


     ViewCast.com, Inc. develops, manufactures and markets high-quality standards-based video communications equipment for businesses and professional enterprises. The Company's solutions are used to enhance communication and increase productivity in corporations, educational networks, healthcare facilities, financial institutions and government agencies. The Company's ViewCast(R) web-video systems, Osprey(R) video codecs and peripherals and VBX(TM) enterprise video PBX deliver popular video communications applications including Internet/intranet-based video streaming, distance learning, telemedicine and video conferencing. On April 8, 1999, the Company changed its name to ViewCast.com, Inc. from MultiMedia Access Corporation. As a result, references to MultiMedia Access Corporation have been changed to ViewCast.com, Inc. in this amended report.


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

Item 4.  Submission of Matters to a Vote of Security Holders

         None

                                     PART II

Item 5.  Market for Company's Common Equity and Related Stockholder Matters


    The Company's Common Stock is traded on the Nasdaq Stock Market under the symbol "VCST." The Company's redeemable common stock purchase warrants (the "Public Warrants") are traded on the Nasdaq Stock Market under the symbol "VCSTW." As of December 31, 1998, there were 11,063,477 shares of Common Stock and 2,851,977 Public Warrants outstanding. The shares of Common Stock are held by approximately 850 beneficial holders and the Public Warrants are held of record by approximately 24 holders. The following table sets forth, for the periods indicated, the high and low sales prices for the Common Stock and the Public Warrants on the Nasdaq Stock Market. These over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. The Company's IPO became effective on February 4, 1997. Before this date, there was no public market for the Company's securities.


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

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL


     ViewCast.com, Inc. develops, manufacturers and markets advanced video communications solutions for business and professional enterprises. The Company's systems and solutions provide enhanced communication and increased productivity for major corporations, educational institutions and healthcare, financial and governmental organizations. The Company's products deliver popular video communication applications including Internet and intranet media streaming, live broadcasting, video-based training, surveillance, distance learning, videoconferencing and telemedicine. Its products are available from leading resellers, systems integrators, OEMs and application developers worldwide.

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

Item 7.  Financial Statements


     As described in Part I, Item 1, effective April 8, 1999, the Company changed its name from MultiMedia Access Corporation to ViewCast.com, Inc. Accordingly, prior references to MultiMedia Access Corporation in the following financial statements have been changed to reflect the Company's new name.



                      VIEWCAST.COM, INC. AND SUBSIDIARIES


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

Consolidated Statements of Operations for the years ended
  December 31, 1997 and 1998...................................................18

Consolidated Statements of Stockholders' Equity for
  the years ended December 31, 1997 and 1998 ..................................19

Consolidated Statements of Cash Flows for the years ended
  December 31, 1997 and 1998 ..................................................20

Notes to Consolidated Financial Statements.....................................21

                         Report of Independent Auditors


The Board of Directors
ViewCast.com, Inc.



We have audited the accompanying consolidated balance sheets of ViewCast.com, Inc. and subsidiaries as of December 31, 1997 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.


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


In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ViewCast.com, Inc. and subsidiaries at December 31, 1997 and 1998, and the consolidated results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.




Dallas, Texas                                      ERNST & YOUNG LLP
February 25, 1999

                      VIEWCAST.COM, INC. AND SUBSIDIARIES
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

                      VIEWCAST.COM, INC. AND SUBSIDIARIES
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
                                           ============    ============


                             See accompanying notes.
                                       18

                      VIEWCAST.COM, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1998



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

                      VIEWCAST.COM, INC. AND SUBSIDIARIES
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
                                                                          ============    ============



                             See accompanying notes.
                                       20

                      VIEWCAST.COM, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998


1. THE COMPANY AND DESCRIPTION OF BUSINESS


         The accompanying consolidated financial statements include the accounts of ViewCast.com, Inc. (VCST), and its wholly-owned subsidiaries, Viewpoint Systems, Inc. (Viewpoint), VideoWare, Inc. (VideoWare) and Osprey Technologies, Inc. (Osprey) (collectively, the Company). The Company operates in one business segment and is engaged in developing and marketing advanced, standards-based video communications products that integrate video capabilities into existing desktop computers, applications and networks. The Company markets its products directly to end-users, through value-added resellers and computer system integrators, primarily in the continental United States.


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

                      VIEWCAST.COM, INC. AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)




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

                      VIEWCAST.COM, INC. AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



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

                      VIEWCAST.COM, INC. AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



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

                      VIEWCAST.COM, INC. AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



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

                      VIEWCAST.COM, INC. AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



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

                      VIEWCAST.COM, INC. AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)




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

                      VIEWCAST.COM, INC. AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



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

                      VIEWCAST.COM, INC. AND SUBSIDIARIES
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

                      VIEWCAST.COM, INC. AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



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

                      VIEWCAST.COM, INC. AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



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

                      VIEWCAST.COM, INC. AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



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

                      VIEWCAST.COM, INC. AND SUBSIDIARIES
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

                      VIEWCAST.COM, INC. AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



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

                      VIEWCAST.COM, INC. AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



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

                      VIEWCAST.COM, INC. AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



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

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons:
        Compliance with Section 16(a) of the Exchange Act.

    The names of the nominees for Director and certain other information about them are set forth below:



          NOMINEE                 AGE         DIRECTOR SINCE               OFFICE HELD WITH COMPANY
          -------                 ---         --------------               ------------------------

Joseph  Autem                     41               1999           Director

William D. Jobe                   61               1994           Director, President and Chief Executive
                                                                  Officer

William E. Johnson                54               1998           Director

Glenn A. Norem                    46               1994           Director

H. T. Ardinger                    74               1999           Director and Chairman of the Board



    MR. AUTEM has served as a Director of the Company since January 1999 and has served as a Director of broadcast.com since September 1996. Mr. Autem has served in various consulting capacities from July 1998 to the present. Mr. Autem previously served as Senior Vice President and Chief Financial Officer of CS Wireless, Inc., a privately held company that provides wireless video and high speed internet access, from June to July 1998. Mr. Autem was also a partner of Vision Technology Partners, a private investment company, from March 1997 to June 1998. From July 1996 to December 1996, Mr. Autem served as Chief Financial Officer of the broadcast.com. From 1992 to 1996, Mr. Autem served as Vice President of Finance, Secretary, Treasurer and Chief Financial Officer of OpenConnect Systems, Inc., a software company. Mr. Autem became a certified public accountant in 1987 and holds a B.S. in Accounting from Pittsburg State University.

    MR. JOBE has been a Director of the Company since November 1994, President and Chief Executive Officer since January 1999 and served as Chairman of the Board from November 1994 to April 1999. Since July 1991, Mr. Jobe has been a private venture capitalist and computer industry advisor. From June 1990 to July 1991, Mr. Jobe was President of MIPS Technology Development, a subsidiary of MIPS Computer Systems, Inc., a supplier of reduced instruction set computing products and technology. From September 1987 to June 1990, Mr. Jobe was Executive Vice President for Sales, Marketing and Service of MIPS Computer Systems, Inc. From 1993 through 1995, Mr. Jobe was Chairman and a director of Great Bear Technology, Inc., a publicly-traded supplier of interactive multimedia software. Mr. Jobe received a B.S.M.E. and a M.S.M.E. from Texas A & M University and a P.M.D. from Harvard Business School.

    MR. JOHNSON has been director of the Company since April 1998. He has been President of William E. Johnson Associates, a private investment company, since 1993. From 1986 to 1992, Mr. Johnson served as Chairman and Chief Executive Officer of Scientific-Atlanta, Inc. a manufacturer of telecommunications instruments and equipment. Mr. Johnson currently serves as a director of TSAT-Primestar Satellite, a publicly-traded provider of digital video services and of XL Connect, a publicly-traded provider of computer services. Mr. Johnson received a B.A. degree in American Studies from Yale University and an M.B.A. from Harvard University.

    MR. NOREM has been a director of the Company since its inception in February 1994. Mr. Norem was Chief Executive Officer of the Company and each of the Company's subsidiaries from their respective inceptions until his resignation in January 1999. Mr. Norem will continue as a director of the Company. Mr. Norem has also been Chairman and Chief Executive Officer of Catalyst Financial Corporation ("Catalyst"), an investment and business advisory firm to development stage companies in the computer and communications industries, since its inception in January 1990. From March 1984 to December 1989, Mr. Norem was a general partner of Barry Cash Southwest Partnership, L.P., a venture capital partnership. From May 1985 to December 1989, Mr. Norem was a general partner of InterWest III, L.P. a venture capital partnership. Previously, he was Corporate Strategic Business Development Manager at Texas Instruments, Inc. Mr. Norem began his career with IBM Corporation's System Communications Division R & D Laboratory. Mr. Norem received a B.S. degree in Electrical Engineering/Systems Engineering from Southern Illinois University and an M.B.A. (Finance and Marketing) from the University of Chicago.

    MR. ARDINGER has served as a Director and Chairman of the Board of the Company since April 1999. Mr. Ardinger co-founded H.T. Ardinger & Son Co., a specialty import wholesaler, where he has served as Chairman of the Board and Chief Executive Officer since 1964. Mr. Ardinger served as a Director and Executive Committee Member of Home Interiors & Gifts, Dallas, Texas, from 1958 through 1998 and was a founding Limited Partner of the Dallas Maverick's National Basketball Association Franchise in 1980. Mr. Ardinger received a B.B.A degree in Business Administration from Southern Methodist University.


EXECUTIVE OFFICERS

    The following table contains information as of April 22, 1999 as to the executive officers of the Company.



                    NAME                        AGE            OFFICE HELD WITH COMPANY
                    ----                        ---            ------------------------

               William D. Jobe                   61       President and Chief Executive Officer

               William S. Leftwich               49       Chief Financial Officer and Secretary

               David T. Stoner                   41       Vice President of Operations

               Neal S. Page                      39       Vice President of Osprey Products



    MR. JOBE'S information can be found with the above information concerning nominees for director.

    MR. LEFTWICH has been Chief Financial Officer of the Company since March 1995. From January 1993 to March 1995, Mr. Leftwich served as Chief Financial Officer, Treasurer and Secretary of Integrated Security Systems, Inc., a manufacturer, developer, and distributor of integrated security solutions. From August 1992 to December 1992, Mr. Leftwich served as Controller of Thomas Group Holding Company, an affiliate of Integrated Security Systems, Inc. Mr. Leftwich was self-employed as a financial consultant from January 1992 to July 1992. From January 1989 to December 1991, Mr. Leftwich served as the Chief Financial Officer of OKC Limited Partnership, an oil and gas exploration company. For approximately seven years prior to joining OKC Limited Partnership, Mr. Leftwich served as Vice President - Finance for Endevco, Inc., a natural gas transportation and processing company. Mr. Leftwich is a C.P.A. and received a B.B.A. from Texas A&M University.

    MR. STONER joined the Company as Vice President of Operations in August 1996. From August 1994 to August 1996, Mr. Stoner was Vice President of Engineering for the Connectworks Division of Connectware, Inc., a wholly owned subsidiary of AMP Inc. From July 1986 to August 1994, Mr. Stoner was employed by Visual Information Technologies, Inc. ("VITec"), a manufacturer of video, imaging, and graphics products, which was purchased by Connectware, Inc. At VITec, Mr. Stoner was responsible for the development of hardware and software products, and served in various positions including Vice President of Engineering. From January 1979 to July 1986, Mr. Stoner served in various engineering positions at Texas Instruments, Inc. Mr. Stoner received his B.S. degree in Electrical Engineering from the University of Kansas.

    MR. PAGE has been Vice President of Osprey Products since January 1995. From October 1994 to December 1994, Mr. Page served as Director of Product Development of the Company. From April 1988 to September 1994, Mr. Page was employed by Sun Microsystems, Inc., where he held management positions directing development and strategic relationships for multimedia technology products. Mr. Page developed advanced graphics and imaging products at General Electric from 1984 to 1988 and at Data General from 1983 to 1984. Mr. Page holds B.S. and M.S. degrees in Electrical and Computer Engineering from North Carolina State University.

    There are no family relationships among the directors, executive officers, or other significant employees of the Company.

                      COMPLIANCE WITH SECTION 16(a) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

    Section 16(a) of the Exchange Act requires the Company's officers, directors and persons who own more that 10% of a registered class of the Company's equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% shareholders are required by the regulation to furnish the Company with copies of the Section 16(a) forms which they file.

         To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company, and written representations that no other reports were required during the year ended December 31, 1998, all
Section 16(a) filing requirements applicable to the Company's officers, directors and greater than ten percent (10%) beneficial owners were complied with, with the exception of Glenn A. Norem, a director of the Company and H. T. Ardinger, a 10% shareholder of the Company, who each failed to timely file a Form 5. Mr. Norem is now current in his Section 16(a) filings. The Company is currently working with Mr. Ardinger to comply with the requirements of Section 16(a).

Item 10.  Executive Compensation

DIRECTOR COMPENSATION

    Directors currently receive no cash compensation for serving on the Board of Directors other than reimbursement of reasonable expenses incurred in attending meetings. In June 1993, Mr. Jobe was granted an option to purchase 5,110 shares of Common Stock under the 1993 Stock Option Plan at an exercise price of $0.20 per share. This option is fully vested. In November 1994, Mr. Jobe was granted an option to purchase 125,000 shares of Common Stock under the 1994 Option Plan, at an exercise price of $3.00 per share. The option vests as to one quarter of the shares subject to the option one year from the date of grant and one quarter of the shares subject to the option each year thereafter subject to acceleration based on the Company's performance. In November 1995, Mr. Jobe was granted options to purchase 40,000 shares of Common Stock exercisable at $3.00 per share under the 1995 Option Plan for consulting activity in addition to his director responsibilities. These options are fully vested.

    In September 1998, Mr. Jobe was granted an option to purchase 120,000 shares of Common Stock under the 1995 Option Plan, at an exercise price of $2.0625 per share. The option vests over a four year period. In December 1998, Mr. Jobe was granted an option to purchase 150,000 shares of Common Stock under the 1995 Option Plan, at an exercise price of $3.625 per share. The option vests over a one year period.

    In April 1998, Mr. Johnson was granted an option to purchase 25,000 shares of Common Stock under the 1995 Option Plan, at an exercise price of $3.1875 per share. The option vests over a four year period.

    In January 1999, Mr. Autem was granted an option to purchase 40,000 shares of Common Stock under the 1995 Option Plan, at an exercise price of $3.625 per share. The option vests over a four year period.

    In May 1995, the Company adopted a 1995 Director Option Plan (the "Director Plan") under which only outside directors are eligible to receive stock options. The Director Plan provides for the grant of nonstatutory stock options to directors who are not employees of the Company. A total of 250,000 shares of Common Stock have been authorized for issuance under the Director Plan. As of December 31, 1998, options to purchase an aggregate of 90,000 shares at exercise prices ranging from $3.00 to $4.03125 per share had been granted under the Director Plan. Each non-employee director who joins the Board after May 1, 1995 will automatically be granted a nonstatutory option to purchase 15,000 shares of Common Stock on the date upon which such person first becomes a director. In addition, each such non-employee director will automatically be granted a nonstatutory option to purchase 10,000 shares of Common Stock upon annual re-election to the Board, provided the director has been a member of the Board for at least six months upon the date of re-election. The exercise price of each option granted under the Director Plan is equal to the fair market value of the Common Stock on the date of grant. Each initial 15,000 share grant vests at the rate of 25% of the option shares upon the first anniversary of the date of grant and one forty-eighth of the options shares per month thereafter, and each annual 10,000 share grant vests at the rate of 25% of the option shares upon the first anniversary of the date of grant and one forty-eighth of the options shares per month thereafter, in each case unless terminated sooner upon termination of the optionee's status as a director or otherwise pursuant to the Director Plan. In the event of a merger of the Company with or into another corporation or a consolidation, acquisition of assets or other change in control transaction involving the Company, each option becomes exercisable unless assumed or an equivalent option substituted by the successor corporation. Unless terminated sooner, the Director Plan will terminate in 2005. The Director Plan is currently administered by the Board of Directors. The Board has authority to amend or terminate the Director Plan, provided that no such action may impair the rights of any optionee without the optionee's consent.

                             EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

    The following table sets forth information concerning compensation paid by the Company to the Chief Executive Officer and to all other executive officers of the Company whose total salary and bonus exceeded $100,000 for the year ended December 31, 1998.

                           SUMMARY COMPENSATION TABLE



                                                                                                 LONG TERM
                                                                                                COMPENSATION
                                                             ANNUAL COMPENSATION                ------------
        NAME AND                                           ------------------------               OPTIONS
   PRINCIPAL POSITION               FISCAL YEAR             SALARY           BONUS              (IN SHARES)
   ------------------               -----------            --------         -------             ------------

Glenn A. Norem                          1998               $ 182,292             --               360,000
  Chief Executive Officer               1997                 161,042             --                50,000
                                        1996                 135,000             --               160,000

William S. Leftwich                     1998               $ 120,000             --                10,000
  Chief Financial Officer               1997                 120,000             --                20,000
                                        1996                 110,000             --                30,000

Philip M. Colquhoun (3)                 1998               $ 150,000             --                25,000
  President and Chief                   1997                 148,334             --                    --
  Operating Officer                     1996                 140,000       $ 35,000                50,000

Neal S. Page                            1998               $ 114,990       $ 25,783                35,000
  Vice President of                     1997                 112,490         10,000                20,000
  Osprey Products                       1996                  99,990             --                50,000

David T. Stoner                         1998               $ 120,000             --                 5,000
  Vice President of                     1997               $ 120,000             --                    --
  Operations                            1996                 120,000(1)          --               100,000

J. D. Vaughn (3)                        1998               $ 110,000       $ 68,714                50,000
  Vice President of Sales               1997                 120,000(2)      10,000               100,000
  and Marketing



  (1) Represents Mr. Stoner's annual salary. He assumed his duties with the Company on August 16, 1996 and earned $44,615 in salary in 1996.

  (2) Represents Mr. Vaughn's annual salary. He assumed his duties with the Company on November 1, 1997 and earned $20,000 in salary in 1997.

  (3) Mr. Colquhoun and Mr. Vaughn resigned from their employment with the Company in December 1998.

    The following table provides information concerning options granted to the executive officers of the Company in 1998.

                        OPTION GRANTS IN LAST FISCAL YEAR



                                                      % OF TOTAL
                                                    OPTIONS GRANTED       EXERCISE OR
                                     OPTIONS        TO EMPLOYEE IN            BASE           EXPIRATION
            NAME                     GRANTED          FISCAL YEAR          PRICE/SHARE          DATE
            ----                     -------          -----------          -----------          ----

Glenn A. Norem..................     360,000             21.6                 $2.2700          9/09/03
William S. Leftwich.............      10,000              0.6                  2.0625          9/09/08
Philip M. Colquhoun.............      25,000              1.5                  2.0625          9/09/08
Neal S. Page....................      35,000              2.1                  2.0625          9/09/08
David T. Stoner.................       5,000              0.3                  2.0625          9/09/08
J. D. Vaughn....................      50,000              3.0                  2.0625          9/09/08



YEAR-END OPTION VALUES

    The following table sets forth certain information as of December 31, 1998 concerning the value of unexercised options held by the officers named in the Summary Compensation Table above.

                          FISCAL YEAR-END OPTION VALUES



                                         NUMBER OF SHARES                       VALUE OF UNEXERCISED
                                      UNDERLYING UNEXERCISED                    IN-THE MONEY OPTIONS
                                   OPTIONS AT DECEMBER 31, 1998                AT DECEMBER 31, 1998(1)
                                 ---------------------------------         -------------------------------
      NAME                       EXERCISABLE         UNEXERCISABLE         EXERCISABLE       UNEXERCISABLE
      ----                       -----------         -------------         -----------       -------------

Glenn A. Norem                     242,532              457,468             $ 30,713           $ 139,050
William S. Leftwich                 84,500               35,500                   --               5,938
Philip M. Colquhoun                149,168              125,832                   --                  --
Neal S. Page                       115,666               69,334                   --              20,781
David T. Stoner                     46,667               58,333                   --               2,969
J. D. Vaughn                        20,000                   --                   --                  --



  (1) Represents the difference between the exercise price of the outstanding options and the fair market value of the Common Stock on December 31, 1998 of $2.65625 per share.

EMPLOYMENT AGREEMENTS

    The Company entered into a five-year employment agreement with Glenn A. Norem, effective February 7, 1994, which provided for his employment as Chief Executive Officer. This agreement was terminated effective February 6, 1999, upon his resignation from the Company. A separation agreement, dated January 15, 1999 provides for a continuation of Mr. Norem's annual base compensation of $175,000 through June 30, 1999, the payment to Mr. Norem of all notes, interest, expenses and accrued compensation ($90,082) within seven days of the date of the agreement, the immediate vesting of all stock options owned by Mr. Norem and the removal of all restrictive legends from all Company securities owned by Mr. Norem. The agreement also included a non-compete, non-solicitation and non-circumvention agreement with the Company until June 30, 1999. Mr. Norem also agreed to stand for re-election to the Company's Board of Directors. In addition, Mr. Norem agreed to provide consulting services to the Company at least through October 15, 1999.

         The Company has also entered into employment agreements with Messrs. Colquhoun, Leftwich, Page, Stoner and Vaughn. These employment agreements provide (i) for annual base compensation of

$90,000, $90,000, $90,000, $120,000 and $120,000 respectively, as adjusted periodically by the Board of Directors; (ii) that the officer is eligible to participate in the Company's Employee Stock Option Plans and Executive Bonus Plans; and (iii) that the employment of each officer with the Company is "at will" and may be terminated by the officer or the Company at any time, for any reason or no reason.

         The employment agreement for Mr. Colquhoun was terminated effective December 1,1998 upon his resignation from the Company. A separation agreement dated December 15, 1998 provides for continuation of Mr. Colquhoun's annual base compensation of $150,000 through May 31, 1999. In addition, Mr. Colquhoun agreed to provide consulting services to the Company for a period of twelve months.

         The employment agreement for Mr. Vaughn was terminated effective December 2, 1998 upon his resignation from the Company. He received two weeks severance at his annual base compensation of $120,000 through December 17, 1998.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

                      BENEFICIAL OWNERSHIP OF COMMON STOCK

    The following table sets forth information as of March 25, 1999 regarding the beneficial ownership of the Company's Common Stock of (i) each person known to the Company to be the beneficial owner, within the meaning of Section 13(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), of more than 5% of the outstanding shares of Common Stock, (ii) each director of the Company, (iii) each executive officer of the Company named in the Summary Compensation Table (see "Executive Compensation") and (iv) all executive officers and directors of the Company as a group. Unless otherwise indicated, the address of each named beneficial owner is c/o ViewCast.com, Inc., 2665 Villa Creek Drive, Suite 200, Dallas, TX 75234. Except to the extent indicated in the footnotes, each of the beneficial owners named below has sole voting and investment power with respect to the shares listed.



             NAME AND ADDRESS OF                   AMOUNT AND NATURE OF       PERCENTAGE OF OUTSTANDING SHARES
               BENEFICIAL OWNER                  BENEFICIAL OWNERSHIP (1)               OWNED (1) (2)
               ----------------                  ---------------------                  ------

Estate of Fred Kassner....................            1,954,063 (3)                      15.3
  69 Spring Street
  Ramsey, NJ  07446
H. T. Ardinger, Jr........................            2,812,890 (4)                      19.9
  9040 Governors Row
  Dallas, TX  75247
M. Douglas Adkins.........................            1,202,890 (5)                       9.3
  1601 Elm Street
  Dallas, TX  75201
Robert Moody, Jr..........................              972,251 (6)                       7.8
  601 Moody National Bank Bldg.
  Galveston, TX  77550
Glenn A. Norem............................            1,417,354 (7)                      11.0
  121 Dickens Drive
  Coppell, TX  75019
William D. Jobe...........................              225,733 (8)                       1.8
William E. Johnson........................               10,832 (9)                         *
William S. Leftwich.......................               90,587 (10)                        *
Neal S. Page..............................              123,529 (11)                      1.0
David T. Stoner...........................               57,541 (12)                        *
Philip M. Colquhoun.......................                   --                             *
J. D. Vaughn..............................                   --                             *
Joseph Autem..............................                   --                             *

  All executive officers and directors
    as a group (nine persons).............            1,938,076(7)(8)(9)(10)(11)(12)     14.5



----------

 *    Less that 1%

(1) A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from March 25, 1999 upon the exercise of warrants or options. Each beneficial owner's percentage ownership is determined by assuming that options or warrants that are held by such person (but not those held by any other person) and which are exercisable within 60 days from March 25, 1999 have been exercised. Unless otherwise indicated, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them.

(2) Based on a total of 12,133,595 shares issued and outstanding plus, for each person listed, any common stock that person has the right to acquire as of May 25, 1999 pursuant to options, warrants, conversion privileges, etc.

(3) Includes (i) 486,666 shares of Common Stock reserved for issuance upon the exercise of outstanding warrants at $4.19 per share, (ii) 71,667 shares of Common Stock reserved for issuance upon the exercise of outstanding warrants to purchase common stock at $3.00 per share and (iii) 50,000 shares of Common Stock reserved for issuance upon the exercise of outstanding warrants to purchase Common Stock at $4.50 per share.

(4) Includes (i) 134,334 shares owned by Mr. Ardinger's wife, (ii) 22,000 shares of Common Stock reserved for issuance upon the exercise of outstanding warrants at $4.50 per share, (iii)720,000 shares of Common Stock reserved for issuance upon the exercise of outstanding warrants at $4.19 per share and (iv) 130,000 shares of Common Stock reserved for issuance upon the exercise of outstanding warrants at $3.00 per share and
      (v) 1,103,448 shares of Common Stock reserved for issuance upon the conversion of $4,000,000 of Series B Convertible Preferred Stock at $3.625 per share.

(5) Includes (i) 56,667 shares of Common Stock reserved for issuance upon the exercise of outstanding warrants at $3.00 per share, (ii) 10,000 shares of Common Stock reserved for issuance upon the exercise of outstanding warrants at $4.50 per share, (iii) 226,666 shares of Common Stock reserved for issuance upon the exercise of outstanding warrants at $4.19 per share and (iv) 551,724 shares of Common Stock reserved for issuance upon the conversion of $2,000,000 of Series B Convertible Preferred Stock at $3.625 per share.

(6) Includes (i) 250,000 shares beneficially owned by Moody Insurance Group, Inc., of which Mr. Moody is Chairman, President and the sole stockholder and (ii) 275,000 shares of Common Stock reserved for issuance upon the exercise of outstanding warrants at $3.00 per share.

(7) Includes (i) 130,000 shares issuable at $2.42 per share upon exercise of options issued under the 1994 Option Plan, (ii) 160,000 shares issuable at $3.30 per share upon exercise of options issued under the 1995 Option Plan, (iii) 50,000 shares issuable at $5.0875 per share upon exercise of options issued under the 1995 Option Plan, (iv) 360,000 shares of Common Stock reserved for issuance upon the exercise of outstanding options at $2.27 per share, (v) 25,000 shares of Common Stock reserved for issuance upon the exercise of outstanding warrants at $3.00 per share and (vi) 13,200 shares owned by Mr. Norem's children.

(8) Includes (i) 5,110 shares issuable at $.20 per share upon the exercise of options issued under the 1993 Option Plan, (ii) 122,500 shares issuable at $3.00 per share upon the exercise of options issued under the 1994 Option Plan, (iii) 40,000 shares issuable at $3.00 per share upon the exercise of options issued under the 1995 Option Plan and (iv) 20,623 shares issuable at prices ranging from $3.00 - $4.03 per share upon the exercise of options issued under the 1995 Directors Option Plan and (v) 37,500 shares issuable at $3.625 per share upon the exercise of options issued under the 1995 Option Plan.

(9) Includes (iI) 4,062 shares issuable at $3.1875 per share upon the exercise of options issued under the 1995 Directors Option Plan and (ii) 6,770 shares issuable at $3.1875 per share upon the exercise of options issued under the 1995 Option Plan.

(10) Includes (i) 80,000 shares issuable $3.00 per share upon the exercise of options issued under the 1995 Option Plan and (ii) 8,666 shares issuable at $4.625 per share upon the exercise of options issued under the 1995 Option Plan.

(11) Includes (i) 80,000 shares issuable at $3.00 per share upon the exercise of options issued under the 1994 Option Plan, (ii) 32,667 shares issuable at $3.00 per share upon the exercise of options under the 1995 Option Plan and (iii) 8,666 shares issuable at $4.625 per share upon the exercise of options issued under the 1995 Option Plan.

(12) Includes 55,000 shares issuable at $4.00 per share upon the exercise of options granted under the 1995 Option Plan.

Item 12.  Certain Relationship and Related Transactions

                              CERTAIN TRANSACTIONS

    In October 1996, Glenn A. Norem, director and former Chief Executive Officer of the Company, agreed to defer the receipt of $170,308 principal amount of secured and demand notes, accrued interest of $13,154 and accrued salary and bonuses of $127,781 until February 1998. The Company agreed to pay Mr. Norem interest at a rate of 15% per annum on the deferred amount. The amounts were paid in full in February 1999. In addition, Mr. Norem was repaid $200,000 principal amount of secured and demand notes plus accrued interest of $8,921 on convertible notes from the proceeds of the Company's initial public offering on February 7, 1997. Also, G. A. Norem I L.P., a partnership managed by Mr. Norem, was repaid $35,000 principal amount of secured and demand notes plus accrued interest of $10,068 from the proceeds of the offering.

      In November 1998, the Company entered into a working capital line of credit facility for up to $9 million with one of its principal shareholders and now Chairman of the Board, H.T. Ardinger, Jr. This one year, renewable facility, which contains terms more favorable than the Company's prior facility, bears interest at 12% per annum and is secured by all assets of the Company. The availability of funds under this facility is subject to certain borrowing base limitations based principally on qualifying accounts receivable and inventory.


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

         Date                      ViewCast.com, Inc.


     April 29, 1999                    By: /s/ William S. Leftwich
                                           -------------------------------------
                                           William S. Leftwich
                                           Chief Financial Officer and
                                           Secretary

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




         Date                          ViewCast.Com, Inc.
         ----

    April 29, 1999                     By: /s/ H.T. Ardinger
                                           -------------------------------------
                                           H.T. Ardinger
                                           Director and Chairman of the Board


    April 29, 1999                     By: /s/ William D. Jobe
                                           -------------------------------------
                                           William D. Jobe
                                           Director, President and Chief Executive Officer


    April 29, 1999                     By: /s/ William S. Leftwich
                                           -------------------------------------
                                           William S. Leftwich
                                           Chief Financial Officer and Secretary


    April 29, 1999                     By: /s/ William E. Johnson
                                           -------------------------------------
                                           William E. Johnson
                                           Director


    April 29, 1999                     By: /s/ Joseph W. Autem
                                           -------------------------------------
                                           Joseph W. Autem
                                           Director


    April 29, 1999                     By: /s/ Glenn A. Norem
                                           -------------------------------------
                                           Glenn A. Norem
                                           Director

                                  EXHIBIT INDEX


EXHIBIT                                                                                           SEQUENTIAL
PAGE NO.                            DESCRIPTION OF EXHIBIT                                         PAGE NO.
------------------------------------------------------------------------------------------------------------
2          Agreement and Plan of Merger and Reorganization (1)
3(a)       Certificate of Incorporation (1)
3(b)       Amendment to Certificate of Incorporation (1)
3(c)       Restated By-Laws (1)
3(d)       Certificate of Designations of Series B Convertible Preferred Stock (1)
4(a)       Form of Common Stock Certificate (1)
4(b)       Form of Warrant Certificate (1)
4(c)       Form of Warrant Agreement between the Company and Continental Stock Transfer &
           Trust Company (1)
4(d)       Form of Representative's Warrant Agreement (1)
4(e)       Form of Trust Indenture - $5,000,000  8% Senior Convertible Notes Due 2002 (1)
4(f)       Form of Lead Managers Warrant Agreement (1)
9(a)       Voting Trust Agreement between Robert M. Sterling, Jr. and Thomas E. Brown (1)
9(b)       Voting Trust Agreement between Robert P. Bernardi and Richard Bernardi (1)
9(c)       Form of Lock-Up Agreement (1)
9(d)       Lock-Up Agreement with Robert Sterling Trust (1)
9(e)       Lock-Up Agreement with Robert Bernardi Trust (1)
9(f)       Lock-Up Agreement with Michael Nissenbaum (1)
10(a)      Modified Employment Agreement between the Company and Glenn A. Norem (1)
10(b)      Modified Consulting Agreement between the Company and Sterling Capital Group Inc. (1)
10(c)      Form of Indemnification Agreement between the Company and Executive Officers and Directors (1)
10(d)      1995 Stock Option Plan (1)
10(e)      1994 Stock Option Plan (1)
10(f)      1993 Viewpoint Stock Plan (1)
l0(g)      1995 Director Option Plan (1)
10(h)      Lease Agreement between the Company and Metro Squared, L P (1)
10(i)      Employee Stock Purchase Plan (1)
l0(j)      Licensing Agreement between the Company and Boca Research, Inc. (1)
10(k)      Agreement between the Company and Unisys(TM)(1)
10(l)      Employment Agreement between the Company and Philip M. Colquhoun (1)
10(m)      Employment Agreement between the Company and William S. Leftwich (1)
10(n)      Employment Agreement between the Company and David T. Stoner (1)
10(o)      Employment Agreement between the Company and Neal Page (1)
10(p)      Employment Agreement between the Company and A. David Boomstein (1)
10(r)      Lease between the Company and Burlingame Home Office, Inc. (1)
10(s)      Lease between the Company and Family Funds Partnership (1)
10(t)      Agreement between the Company and Catalyst Financial Corporation (1)
10(u)      Promissory Note by the Company payable to Robert Rubin dated September 5, 1996. (1)
10(v)      Promissory Note by the Company payable to M. Douglas Adkins dated November 15, 1996. (1)
10(w       Promissory Note by the Company payable to H.T. Ardinger dated November 15, 1996. (1)
10(x)      Promissory Note by the Company payable to H.T. Ardinger dated January 15, 1997. (1)
10(y)      Promissory Note by the Company payable to Adkins Family Partnership, Ltd. dated January 15,
           1997. (1)
10(z)      Lease between the Company and the Air Force Association. (1)
10(aa)     Lease between the Company and Airport Boulevard Partners, LLC. (1)
10(bb)     Stock Purchase Agreement between the Company and Tadeo Holdings, Inc. (2)
10(cc)     Working Capital Line of Credit Loan Agreement by the Company payable to the Ardinger Family
           Partnership, Ltd. (2)
21         List of Subsidiaries of the Company (1)
23         Consent of Ernst & Young LLP (2)
27         Financial Data Schedule (2)


(1) Incorporated by reference to the Registration Statement on Form SB-2 and all amendments thereto as declared effective on February 4, 1997 and to Forms 10-KSB and Form 8-K filed March 31,1998 and November 30, 1998, respectively.


(2)  Previously Filed.