Form 10QSB
period 1999-03-31
VIEWCAST COM INC
filed 1999-05-14
CIK 921313

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

         (Mark One)
         [X]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 1999

         [ ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
            For the transition period from _________ to ___________

                        Commission File Number: 0-29020

                               VIEWCAST.COM, INC.
                     --------------------------------------
                    (FORMERLY MULTIMEDIA ACCESS CORPORATION)
       (Exact Name of Small Business Issuer as Specified in its Charter)

          DELAWARE                                       75-2528700
 ------------------------------                  -----------------------------
(State or other Jurisdiction of                 (I.R.S. Employer Incorporation
Incorporation or Organization)                        Identification No.)


              2665 VILLA CREEK DRIVE, SUITE 200, DALLAS, TX 75234
                     --------------------------------------
                    (Address of principal executive offices)

                                  972/488-7200
                           -------------------------
                          (Issuer's Telephone Number)



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes X  No
   ---    ---

As of May 12, 1999, 12,677,113 shares of the Registrant's common stock were outstanding.

                      VIEWCAST.COM, INC. AND SUBSIDIARIES
                              INDEX TO FORM 10-QSB


PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements
    Consolidated Balance Sheets at December 31, 1998 and
     March 31, 1999 (Unaudited)...............................................3
    Consolidated Statements of Operations for the Three Months
       ended March 31, 1998 and 1999 (Unaudited) .............................4
    Consolidated Statement of Stockholders' Equity for the
       Three Months ended March 31, 1999 (Unaudited)..........................5
    Consolidated Statements of Cash Flows for the Three Months
       ended March 31, 1998 and 1999 (Unaudited)..............................6
    Notes to Consolidated Financial Statements................................7

  Item 2.  Management's Discussion and Analysis of Financial Condition
    and Results of Operations................................................10

PART II.  OTHER  INFORMATION
 .............................................................................14

SIGNATURES
 .............................................................................15

                      VIEWCAST.COM, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS



                                                                                 DECEMBER 31,     MARCH 31,
                                                                                    1998            1999
                                                                                -------------   -------------
                             ASSETS                                                              (UNAUDITED)
Current assets:
  Cash and cash equivalents                                                     $    439,791    $  5,335,461
  Accounts receivable, less allowance for  doubtful accounts of $823,500
    at December 31, 1998 and  $863,600 at March 31, 1999 (unaudited)               1,839,783       1,734,216
  Stock subscription receivable                                                    3,400,000              --
  Inventory                                                                        3,110,588       2,739,502
  Prepaid expenses                                                                    90,646          97,345
  Deferred charges, principally deferred debt issue costs                            568,252         425,822
                                                                                ------------    ------------
      Total current assets                                                         9,449,060      10,332,346

Property and equipment, net                                                        1,382,044       1,325,883
Software development costs, net                                                      431,500         401,271
Deferred charges                                                                     213,048         105,591
Investment in equity securities                                                    2,000,000       2,000,000
Deposits                                                                             135,938         134,938
                                                                                ------------    ------------

      Total assets                                                              $ 13,611,590    $ 14,300,029
                                                                                ============    ============

              LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                              $  2,847,807    $    618,891
  Accrued compensation                                                               326,169         311,462
  Deferred revenue                                                                   157,891         157,292
  Accrued restructuring charges                                                      275,000         100,043
  Other accrued liabilities                                                          488,337         536,554
  Short-term debt, officer                                                            96,285              --
  Shareholder line of credit                                                       3,687,513       2,763,918
  Short-term debt, other                                                             117,280         100,487
                                                                                ------------    ------------
      Total current liabilities                                                    7,996,282       4,588,647

Long-term debt                                                                     1,360,000         950,000

Commitments

Stockholders' equity:
  Convertible preferred stock, $.0001 par value:
    Authorized shares - 5,000,000
      Series A issued and outstanding shares - 334,000 at December 31, 1998
          and 91,000 at March 31, 1999 (unaudited)                                        33               9
      Series B shares - 400,000 shares subscribed at December 31, 1998 and
          945,000 shares issued and outstanding at March 31, 1999 (unaudited)             40              95
  Common stock, $.0001 par value:
    Authorized shares - 30,000,000
    Issued and outstanding shares - 11,324,974 at December 31, 1998
      and 12,423,211 at March 31, 1999 (unaudited)                                     1,132           1,242
  Additional paid-in capital                                                      31,947,418      38,720,623
  Accumulated deficit                                                            (27,681,409)    (29,948,681)
  Treasury stock,  261,497 shares at December 31, 1997 and 1998                      (11,906)        (11,906)
                                                                                ------------    ------------
      Total stockholders' equity                                                   4,255,308       8,761,382
                                                                                ------------    ------------

      Total liabilities and stockholders' equity                                $ 13,611,590    $ 14,300,029
                                                                                ============    ============

                            See accompanying notes.

                      VIEWCAST.COM, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                            FOR THE THREE MONTHS ENDED
                                                     MARCH 31,
                                           ----------------------------
                                                1998           1999
                                           ------------    ------------
NET SALES                                  $  1,834,968    $  2,014,164

Cost of goods sold                              900,802       1,048,465
                                           ------------    ------------

GROSS PROFIT                                    934,166         965,699

Operating expenses:
  Selling, general and administrative         1,715,125       1,654,962
  Research and development                      771,763         975,267
  Depreciation and amortization                 103,275         154,375
                                           ------------    ------------
      Total operating expenses                2,590,163       2,784,604
                                           ------------    ------------

OPERATING LOSS                               (1,655,997)     (1,818,905)

Other income (expense):
  Dividend and interest income                   26,123          43,363
  Interest expense                             (161,394)       (326,178)
                                           ------------    ------------
      Total other income (expense)             (135,271)       (282,815)
                                           ------------    ------------

NET LOSS                                   $ (1,791,268)   $ (2,101,720)
                                           ============    ============

NET LOSS PER SHARE: BASIC AND DILUTED      $      (0.21)   $      (0.20)
                                           ============    ============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
   OUTSTANDING                                8,735,002      11,690,614
                                           ============    ============


                            See accompanying notes.

                      VIEWCAST.COM, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
             FOR THE THREE MONTHS ENDED MARCH 31, 1999 (UNAUDITED)


                                                  CONVERTIBLE                                       ADDITIONAL
                                                PREFERRED STOCK                COMMON STOCK          PAID-IN      ACCUMULATED
                                              SHARES     PAR VALUE          SHARES     PAR VALUE     CAPITAL        DEFICIT
                                            --------    -----------       --------    -----------   ----------    -----------
BALANCE,  DECEMBER 31, 1998                   734,000    $        73     11,324,974   $     1,132   $31,947,418   $(27,681,409)
  Sale of convertible preferred stock -
     Series B, net                            545,000             55             --            --     5,434,291             --
  Conversion of convertible preferred
     stock - Series A to common stock        (243,000)           (24)       670,436            67           (43)            --
  Conversion of 8% convertible notes
     to common stock                               --             --        111,909            11       354,727             --
  Exercise of options and warrants                 --             --        315,892            32       963,537             --
  Value of options and warrants
      issued for consulting services               --             --             --            --        24,500             --
  Other                                            --             --             --            --        (3,807)            --
  Convertible preferred stock
     dividends - Series A and B                    --             --             --            --            --       (165,552)
  Net loss and comprehensive loss                  --             --             --            --            --     (2,101,720)
                                          ===========    ===========    ===========   ===========   ===========   ============
BALANCE,  MARCH 31, 1999                    1,036,000    $       104     12,423,211   $     1,242   $38,720,623   $(29,948,681)
                                          ===========    ===========    ===========   ===========   ===========   ============


                                                            TOTAL
                                          TREASURY      STOCKHOLDERS'
                                            STOCK          EQUITY
                                          ---------    --------------
BALANCE,  DECEMBER 31, 1998               $   (11,906)   $ 4,255,308
  Sale of convertible preferred stock -
     Series B, net                                 --      5,434,346
  Conversion of convertible preferred
     stock - Series A to common stock              --             --
  Conversion of 8% convertible notes
     to common stock                               --        354,738
  Exercise of options and warrants                 --        963,569
  Value of options and warrants
      issued for consulting services               --         24,500
  Other                                            --         (3,807)
  Convertible preferred stock
     dividends - Series A and B                    --       (165,552)
  Net loss and comprehensive loss                  --     (2,101,720)
                                          ===========    ===========
BALANCE,  MARCH 31, 1999                  $   (11,906)   $ 8,761,382
                                          ===========    ===========

                            See accompanying notes.

                      VIEWCAST.COM, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                          FOR THE THREE MONTHS ENDED
                                                                                   MARCH 31,
                                                                          ---------------------------
                                                                              1998           1999
                                                                          ------------   ------------
OPERATING ACTIVITIES:
  Net loss                                                                $(1,791,268)   $(2,101,720)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depreciation of fixed assets                                             81,026        124,146
      Amortization of software development costs                               22,249         30,229
      Non-cash charges to interest expense                                     46,123        194,625
      Non-cash consulting fees exchanged for options and warrants              83,351         24,500
      Changes in operating assets and liabilities:
        Accounts receivable                                                  (444,207)       105,567
        Inventory                                                             135,119        371,086
        Prepaid expenses                                                     (149,378)        (6,699)
        Deferred charges                                                      (20,014)            --
        Deposits                                                              (33,812)         1,000
        Accounts payable                                                       14,902     (2,228,916)
        Accrued compensation                                                   55,386        (14,707)
        Accrued restructuring charges                                              --       (174,957)
        Deferred revenue                                                       83,733           (599)
        Other accrued liabilities                                             413,858       (117,335)
                                                                          -----------    -----------
               Net cash used in operating activities                       (1,502,932)    (3,793,780)
                                                                          -----------    -----------

INVESTING ACTIVITIES:
  Purchase of property and equipment                                         (236,547)       (67,985)
  Software development costs                                                  (88,790)            --
                                                                          -----------    -----------
               Net cash used in investing activities                         (325,337)       (67,985)
                                                                          -----------    -----------

FINANCING ACTIVITIES:
  Net proceeds from convertible preferred stock subscription - Series B            --      8,834,346
  Net proceeds from the exercise of options and warrants                        6,000        963,569
  Repayment of shareholder line of credit                                          --       (923,595)
  Repayment of short-term debt-officer                                       (125,000)       (96,285)
  Other                                                                        11,493        (20,600)
                                                                          -----------    -----------
               Net cash provided (used) by financing activities              (107,507)     8,757,435
                                                                          -----------    -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                       (1,935,776)     4,895,670

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                              3,117,202        439,791
                                                                          -----------    -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                  $ 1,181,426    $ 5,335,461
                                                                          ===========    ===========

                            See accompanying notes.
                                       6

                      VIEWCAST.COM, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS



1. BASIS OF PRESENTATION

         The accompanying unaudited interim consolidated financial statements include the accounts of ViewCast.com, Inc. and its wholly-owned subsidiaries, Viewpoint Systems, Inc., VideoWare, Inc. and Osprey Technologies, Inc. (collectively, the Company). All material inter-company accounts and transactions have been eliminated in consolidation. On April 8, 1999, the Company changed its name from MultiMedia Access Corporation to ViewCast.com, Inc. As a result, references to MultiMedia Access Corporation have been changed to ViewCast.com, Inc. in this report.

     The financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998 filed with the Secruities and Exchange Commission.

2. INVENTORIES

         Inventory is comprised primarily of purchased electronic components and computer system products, along with related documentation manuals and packaging materials and consists of the following:


                                              DECEMBER 31,       MARCH 31,
                                                  1998             1999
                                              -----------      -----------
                                                             (UNAUDITED)
                 Purchased materials            $ 815,999        $ 777,748
                 Work in Progress                 108,639           22,597
                 Finished goods                 2,185,950        1,939,157
                                              ===========      ===========
                                              $ 3,110,588      $ 2,739,502
                                              ============     ===========

         Inventory at December 31, 1998 and March 31, 1999 is presented net of reserves of $199,255 and $413,602, respectively. Reserves are provided for lower of cost or market adjustments, obsolescence and for slow moving and damaged inventory.

3. LONG-TERM DEBT - CONVERTIBLE

     In February through March 1999, holders of $410,000 principal amount of 8% convertible debt exchanged their notes for 111,909 shares of common stock of the Company at conversion prices ranging from $3.625 to $4.625 per share.

                      VIEWCAST.COM, INC. AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


3. CONVERTIBLE PREFERRED STOCK

         In January through March 1999, holders of 243,000 shares of Series A convertible preferred stock converted their shares into 670,436 shares of common stock of the Company at a conversion rate of 2.759 shares of common for each share of Series A preferred stock.

     In December 1998, the Company began a private placement of 945,000 shares of a newly created Series B convertible preferred stock at $10 per share. During January and February 1999, the Company received $8,834,346 net proceeds from the subscription of 545,000 new Series B shares at $10 per share, and the collection of $3,400,000 of Series B subscriptions that were outstanding at December 31, 1998. The Series B preferred stock is convertible into common stock of the Company at a fixed price of $3.625 per share, subject to certain requirements, and carries a dividend of 8% per year payable in cash or common stock of the Company, at the Company's option. Two principal shareholders of the Company purchased $4,000,000 each of the Series B offering and other existing shareholders purchased the balance of $1,450,000.

4. NET LOSS PER SHARE

     Basic earnings per share is calculated by dividing net income/loss applicable to common shareholders by the weighted average number of common shares outstanding for the period. Since the Company has reported net losses for the periods presented, the computation of diluted loss per share excludes the effects of options, warrants and convertible debt since their effect is anti-dilutive.

     Loss per share calculations for the three months ended March 31, 1998 and 1999 are as follows:

                                                        MARCH 31,
                                              ----------------------------
                                                  1998           1999
                                              ------------    ------------
Net loss                                      $ (1,791,268)   $ (2,101,720)

Preferred dividends and accretion of
  issue costs                                           --        (202,949)
                                              ============    ============

Net loss applicable to common shareholders    $ (1,791,268)   $ (2,304,669)
                                              ============    ============

Weighted average number of common shares
   outstanding                                   8,735,002      11,690,614
                                              ============    ============

Loss per share as reported in the financial
  statements: basic and diluted               $      (0.21)   $      (0.20)
                                              ============    ============

                      VIEWCAST.COM, INC. AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


5. BUSINESS RESTRUCTURING

Results of operations for 1998 included charges of $402,800 for resizing and restructuring the Company's operations and workforce. The charges were recorded in the fourth quarter of 1998 in accordance with a plan of restructuring approved by the Board of Directors. The charges included severance costs for work force reductions of 16 employees including two Executive Officers of the Company, closure of three sales offices and losses on impairment of certain assets. Personnel reductions were made in the Company's sales, development and finance and administration departments in an effort to reduce operating expenses. During the quarter ended March 31, 1999, the Company paid $174,957 of accrued restructuring charges that consisted principally of employee severance. At March 31, 1999, the Company had accrued restructuring charges of $100,043 that consisted mainly of severance to be paid to two former Executive Officers through June of 1999.

                      VIEWCAST.COM, INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         ViewCast.com, Inc. develops, manufactures and markets standards-based systems that provide advanced video communications applications for business customers. The Company's VBX(TM) video distribution and switching systems, Osprey(R) video codecs and video peripherals and ViewCast(R) Internet-video systems deliver popular video applications, including videoconferencing, video broadcasting, video-based training, surveillance, distance learning, telemedicine and Internet/Intranet video communications. The Company's products are available from leading resellers, systems integrators, OEMs, and applications developers worldwide. On April 8, 1999, the Company changed its name to ViewCast.com, Inc. from MultiMedia Access Corporation. As a result, references to MultiMedia Access Corporation have been changed to ViewCast.com, Inc. in this report.

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

RESULTS OF OPERATIONS

Quarter Ended March 31, 1999 compared to Quarter Ended March 31, 1998.

         Net Sales. Net sales for the quarter ended March 31, 1999 increased 9.8% to $2,014,164 from $1,834,968 reported for the same period last year. The increase can be attributed to significant growth of video peripheral and video streaming products offset, in part, by a modest decline in system sales during the first quarter of 1999 as compared to the same period in 1998. The Company has experienced a growing acceptance of its products and technologies in the market place and expects its sales volumes to continue to increase as the overall market for video communications products expands.

         During the first quarter of 1999, sales of Osprey(R) codecs and ViewCast(R) video-streaming products increased 83.5% over the same period in 1998 and represented 65.6% of 1999 revenues compared to 39.2% of 1998 revenues. VBX(TM) video distribution systems decreased 34.3% compared the same period in 1998 and represented 34.2% of 1999 revenues compared to 57.1% of 1998 revenues. Sales of VBX systems are expected to vary from quarter to quarter due to the long sales cycle for this product. However, it is anticipated that 1999 VBX(TM) system sales and sales of all the Company's products will increase over 1998 levels.

         Cost of Goods Sold. Cost of goods sold increased $147,663 to $1,048,465 for the quarter ended March 31, 1999 compared to the same period last year, primarily due to the increase in net sales described above. Gross profit margin for the quarter ended March 31, 1999 was 47.9%, representing a decline from the 50.9% margin reflected in the same period last year. The decrease in gross margin can be attributed primarily to increased sales to distribution and OEM partners with contractual sales discounts during 1999 and a higher sales mix of video peripheral products with lower profit margins. The Company does not anticipate that this decline in gross profit margin is permanent but believes that, over extended periods, its margins will remain in the range of 48% - 52%.

                      VIEWCAST.COM, INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS - (CONTINUED)


         Selling, General and Administrative Expense. Selling, general and administrative expenses decreased from $1,715,125 in the first quarter of 1998 to $1,654,962 in the first quarter of 1999 primarily due to the restructuring and cost reductions efforts instituted during the fourth quarter of 1998 to reduce the Company's sales staff and sales administrative costs. The savings generated from reduced sales expenses were offset in part by increases in both marketing and customer service expenses during the first quarter of 1999.

         Research and Development Expense. Research and development expense increased from $771,763 in the first quarter of 1998 to $975,267 in the first quarter of 1999. This increase of $203,504 can be attributed to a lower of cost or market adjustment to inventory of $275,000 in the current quarter as a result of new contractual pricing from one of the Company's major suppliers. Development expenses showed a decline of $72,258 or 11.1% compared to the first quarter of 1998 due to development staff reductions during the fourth quarter of 1998.

         Other Income (Expense). For the quarter ended March 31, 1999, other expense increased $147,544 compared to the same period in 1998. This increase was due primarily to higher interest expense associated with the Company's line of credit financing consummated in November 1998, and amortization of related debt issue costs during the current period.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary sources of funds for conducting its business activities are from the sale of its debt and equity securities and from operations. The Company requires liquidity and working capital primarily to fund increases in inventories and accounts receivable associated with sales growth, development of its products, debt service and for capital expenditures.

         Net cash used in operating activities for the three months ended March 31, 1999 was $3,793,780 due primarily to the $2,101,720 net loss for the period and changes in operating assets and liabilities of $2,065,560 offset in part by noncash operating expenses of $373,500.

         Investing activities utilized cash of $67,985 during the three months ended March 31, 1999 for capital expenditures of computer equipment, test equipment and purchased software to aid the development and testing of the Company's products.

         During the first quarter of 1999, financing activities generated cash in the amount of $8,757,435 due principally to the completion of the Company's private placement of Series B Convertible Preferred Stock which provided cash of $8,834,346. The Company also received proceeds of $963,569 from the exercise of options and warrants and utilized cash in the amount $1,040,480 to retire short-term debt.

     The Company had working capital of $5,743,699 at March 31, 1999 compared to $1,452,778 at December 31, 1998 and cash and cash equivalents of $5,335,461 at March 31, 1999 compared to $439,791 at December 31, 1998. The Company experienced moderate sales growth during the first quarter of 1999. However, it is anticipated that losses will continue during 1999 and until such time as gross margins from the sales of its products exceed its development, selling, administrative and financing costs. As revenues continue to grow, operating expenses are forecasted to decline as a percent of revenues and the Company's quarterly results are expected to move toward profitability by the end of 1999.

                      VIEWCAST.COM, INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS - (CONTINUED)


     The Company believes it has sufficient cash and cash equivalents on hand to meet its working capital requirements at least through the end of 1999. In November 1998, the Company entered into a working capital line of credit financing arrangement for up to $9 million with one of its principal shareholders. The availability of funds under this facility is subject to certain borrowing base limitations based principally on outstanding accounts receivable and inventory. At March 31, 1999, the Company had utilized $2.76 million of this facility and may opt to further utilize the facility to fund future sales growth. Additionally, the Company expects to receive additional funds from the exercise of options and warrants during the remainder of 1999.

YEAR 2000

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

                      VIEWCAST.COM, INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS - (CONTINUED)


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

                      VIEWCAST.COM, INC. AND SUBSIDIARIES
                               OTHER INFORMATION


PART II: OTHER INFORMATION

         Item 1.  Legal Proceedings
                  (Not Applicable)

         Item 2.  Changes in Securities
                  (Not Applicable)

         Item 3.  Defaults Upon Senior Securities
                  (Not Applicable)

         Item 4. Submission of Matters to a Vote of Security Holders (Not Applicable)

         Item 5.  Other Information
                  (None)

         Item 6.  Exhibits and Reports on Form 8-K
                  (a) Exhibits filed with this report:
                           Exhibit 27: Financial Data Schedule

                  (b)  Reports on Form 8-K
                           On March 15, 1999, the Company filed a Form 8-K describing the terms of private placement of a newly created Series B convertible preferred stock.

                                   SIGNATURES



In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      ViewCast.com, Inc.
                                      -----------------------------------
                                      (registrant)




                                      BY:

Date: May 14, 1999                    /s/ WILLIAM S. LEFTWICH
                                      -----------------------------------
                                      William S. Leftwich
                                      Chief Financial Officer
                                      Principal Financial Officer

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------
  27                Financial Data Schedule