Form 10QSB
period 1999-06-30
VIEWCAST COM INC
filed 1999-08-16
CIK 921313

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

         (Mark One)
         [X]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1999

         [ ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
            For the transition period from _________ to ___________

                        Commission File Number: 0-29020

                               VIEWCAST.COM, INC.
                               ------------------
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
Yes  X       No
   ----        ----

As of August 03, 1999, 13,848,159 shares of the Registrant's common stock were outstanding.

                      VIEWCAST.COM, INC. AND SUBSIDIARIES
                              INDEX TO FORM 10-QSB


PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements
    Consolidated Balance Sheets at December 31, 1998 and
       June 30, 1999 (Unaudited)...............................................3
    Consolidated Statements of Operations for the Three Months
       ended June 30, 1998 and 1999 (Unaudited) and the Six Months ended June 30, 1998 and 1999 (Unaudited)................................4
    Consolidated Statement of Stockholders' Equity (Deficit) for the
       Six Months ended June 30, 1999 (Unaudited)..............................5
    Consolidated Statements of Cash Flows for the Six Months ended
       June 30, 1998 and 1999 (Unaudited)......................................6
    Notes to Consolidated Financial Statements.................................7

  Item 2.  Management's Discussion and Analysis of Financial Condition
    and Results of Operations.................................................10

PART II.  OTHER  INFORMATION..................................................14

SIGNATURES....................................................................15

                      VIEWCAST.COM, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                                       DECEMBER 31,            JUNE 30,
                                                                                          1998                   1999
                                                                                      --------------         --------------
                                 ASSETS                                                                        (UNAUDITED)
Current assets:
  Cash and cash equivalents                                                           $      439,791         $    6,768,343
  Available-for-sale securities                                                                   --              1,762,715
  Accounts receivable, less allowance for  doubtful accounts of $823,500
    at December 31, 1998 and  $780,400 at June 30, 1999 (unaudited)                        1,839,783              2,135,840
  Stock subscription receivable                                                            3,400,000                     --
  Inventory                                                                                3,110,588              2,704,089
  Prepaid expenses                                                                            90,646                 81,978
  Deferred charges, principally deferred debt issue costs                                    568,252                204,199
                                                                                      --------------         --------------
      Total current assets                                                                 9,449,060             13,657,164

Property and equipment, net                                                                1,382,044              1,291,817
Software development costs, net                                                              431,500                405,193
Deferred charges                                                                             213,048                     --
Investment in equity securities                                                            2,000,000              1,272,305
Deposits                                                                                     135,938                124,661
                                                                                      --------------         --------------

      Total assets                                                                    $   13,611,590         $   16,751,140
                                                                                      ==============         ==============

                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                                    $    2,847,807         $      785,624
  Accrued compensation                                                                       326,169                327,245
  Deferred revenue                                                                           157,891                156,394
  Accrued restructuring charges                                                              275,000                 31,543
  Other accrued liabilities                                                                  488,337                683,037
  Short-term debt, officer                                                                    96,285                     --
  Shareholder line of credit                                                               3,687,513              2,763,918
  Short-term debt, other                                                                     117,280                 82,386
                                                                                      --------------         --------------
      Total current liabilities                                                            7,996,282              4,830,147

Long-term debt                                                                             1,360,000                     --

Commitments

Stockholders' equity:
  Convertible preferred stock, $.0001 par value:
    Authorized shares - 5,000,000
      Series A issued and outstanding shares - 334,000 at December 31, 1998
          and 50,000 at June 30, 1999 (unaudited)                                                 33                      5
      Series B shares - 400,000 shares subscribed at December 31, 1998 and
          945,000 shares issued and outstanding at June 30, 1999 (unaudited)                      40                     95
  Common stock, $.0001 par value:
    Authorized shares - 30,000,000
    Issued and outstanding shares - 11,324,974 at December 31, 1998
      and 13,920,916 at June 30, 1999 (unaudited)                                              1,132                  1,392
  Additional paid-in capital                                                              31,947,418             42,738,775
  Unrealized gain on securities reported at fair value                                            --              1,035,020
  Accumulated deficit                                                                    (27,681,409)           (31,842,388)
  Treasury stock,  261,497 shares at December 31, 1998 and
      June 30, 1999 (unaudited)                                                              (11,906)               (11,906)
                                                                                      --------------         --------------
        Total stockholders' equity                                                         4,255,308             11,920,993
                                                                                      --------------         --------------

      Total liabilities and stockholders' equity                                      $   13,611,590         $   16,751,140
                                                                                      ==============         ==============



                            See accompanying notes.

                      VIEWCAST.COM, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                           FOR THE THREE MONTHS ENDED           FOR THE SIX MONTHS ENDED
                                                     JUNE 30,                            JUNE 30,
                                          ------------------------------      ------------------------------
                                              1998              1999              1998              1999
                                          ------------      ------------      ------------      ------------


NET SALES                                 $  2,565,638      $  2,219,826      $  4,400,606      $  4,233,990

Cost of goods sold                           1,340,542         1,157,784         2,241,344         2,206,249
                                          ------------      ------------      ------------      ------------

GROSS PROFIT                                 1,225,096         1,062,042         2,159,262         2,027,741

Operating expenses:
  Selling, general and administrative        1,923,852         1,763,229         3,638,977         3,418,191
  Research and development                     709,210           683,405         1,480,973         1,658,672
  Depreciation and amortization                110,688           150,206           213,963           304,581
                                          ------------      ------------      ------------      ------------
      Total operating expenses               2,743,750         2,596,840         5,333,913         5,381,444
                                          ------------      ------------      ------------      ------------

OPERATING LOSS                              (1,518,654)       (1,534,798)       (3,174,651)       (3,353,703)

Other income (expense):
  Dividend and interest income                   4,477            63,277            30,593           106,640
  Interest expense                            (230,269)         (253,519)         (391,663)         (579,697)
  Other                                            (27)               67               (20)               67
                                          ------------      ------------      ------------      ------------
      Total other income (expense)            (225,819)         (190,175)         (361,090)         (472,990)
                                          ------------      ------------      ------------      ------------

NET LOSS                                  $ (1,744,473)     $ (1,724,973)     $ (3,535,741)     $ (3,826,693)
                                          ============      ============      ============      ============

NET LOSS PER SHARE: BASIC AND DILUTED     $      (0.20)     $      (0.15)     $      (0.40)     $      (0.34)
                                          ============      ============      ============      ============

WEIGHTED AVERAGE NUMBER OF COMMON
   shares outstanding                        8,743,556        12,847,820         8,739,303        12,244,894
                                          ============      ============      ============      ============



                            See accompanying notes.

                      VIEWCAST.COM, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
               FOR THE SIX MONTHS ENDED JUNE 30, 1999 (UNAUDITED)



                                                     CONVERTIBLE
                                                   PREFERRED STOCK                     COMMON STOCK
                                               SHARES          PAR VALUE          SHARES          PAR VALUE
                                            ------------      ------------      ------------     ------------

BALANCE,  DECEMBER 31, 1998                      734,000      $         73        11,324,974     $      1,132

  Sale of convertible preferred stock -
     Series B, net                               545,000                55                --               --

  Conversion of convertible preferred
     stock - Series A to common stock           (284,000)              (28)          783,555               78

  Conversion of 8% convertible notes
     to common stock                                  --                --           317,313               32

  Exercise of options and warrants                    --                --         1,465,580              147

  Value of options and warrants
      issued for consulting services                  --                --                --               --

  Sale of common stock, employee
     stock purchase plan                              --                --            29,494                3

  Other                                               --                --                --               --

  Convertible preferred stock
     dividends - Series A and B                       --                --                --               --

  Net loss net of comprehensive gain                  --                --                --               --

                                            ------------      ------------      ------------     ------------
BALANCE,  JUNE 30, 1999                          995,000      $        100        13,920,916     $      1,392
                                            ============      ============      ============     ============







                                               ADDITIONAL                                               TOTAL
                                                 PAID-IN         ACCUMULATED        TREASURY         STOCKHOLDERS'
                                                 CAPITAL           DEFICIT            STOCK             EQUITY
                                               ------------      ------------      ------------      ------------

BALANCE,  DECEMBER 31, 1998                    $ 31,947,418      $(27,681,409)     $    (11,906)     $  4,255,308

  Sale of convertible preferred stock -
     Series B, net                                5,434,291                --                --         5,434,346

  Conversion of convertible preferred
     stock - Series A to common stock                   (50)               --                --                --

  Conversion of 8% convertible notes
     to common stock                              1,162,818                --                --         1,162,850

  Exercise of options and warrants                4,135,696                --                --         4,135,843

  Value of options and warrants
      issued for consulting services                 24,500                --                --            24,500

  Sale of common stock, employee
     stock purchase plan                             43,086                --                --            43,089

  Other                                              (8,984)               --                --            (8,984)

  Convertible preferred stock
     dividends - Series A and B                          --          (334,286)               --          (334,286)

  Net loss net of comprehensive gain                     --        (2,791,673)               --        (2,791,673)

                                               ------------      ------------      ------------      ------------
BALANCE,  JUNE 30, 1999                        $ 42,738,775      $(30,807,368)     $    (11,906)     $ 11,920,993
                                               ============      ============      ============      ============








                            See accompanying notes.

                      VIEWCAST.COM, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                               FOR THE SIX MONTHS ENDED
                                                                                      JUNE 30,
                                                                            ------------------------------
                                                                               1998               1999
                                                                            ------------      ------------

OPERATING ACTIVITIES:
  Net loss                                                                  $ (3,535,741)     $ (3,826,693)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depreciation of fixed assets                                               169,467           244,122
      Amortization of software development costs                                  44,496            60,459
      Non-cash charges to interest expense                                        96,119           379,951
      Non-cash consulting fees exchanged for options and warrants                 62,232            24,500
      Changes in operating assets and liabilities:
        Accounts receivable                                                     (935,568)         (296,057)
        Inventory                                                               (389,342)          406,499
        Prepaid expenses                                                         (39,960)            8,668
        Deferred charges                                                         (41,463)
        Deposits                                                                (103,551)           11,277
        Accounts payable                                                       1,256,688        (2,062,183)
        Accrued compensation                                                     132,552             1,076
        Accrued restructuring charges                                                 --          (243,457)
        Deferred revenue                                                         144,635            (1,497)
        Other accrued liabilities                                                (31,553)         (139,586)
                                                                            ------------      ------------
               Net cash used in operating activities                          (3,170,989)       (5,432,921)
                                                                            ------------      ------------

INVESTING ACTIVITIES:
  Purchase of property and equipment                                            (360,136)         (153,895)
  Software development costs                                                    (183,992)          (34,152)
                                                                            ------------      ------------
               Net cash used in investing activities                            (544,128)         (188,047)
                                                                            ------------      ------------

FINANCING ACTIVITIES:
  Net proceeds from convertible preferred stock subscription - Series B               --         8,834,346
  Net proceeds from the exercise of options and warrants                         389,374         4,135,843
  Net proceeds from issuance of short-term debt                                  936,764                --
  Proceeds from sale of common stock and warrants                                 66,554            43,089
  Repayment of shareholder line of credit                                             --          (923,595)
  Repayment of short-term debt-officer                                          (194,576)          (96,285)
  Other                                                                            8,922           (43,878)
                                                                            ------------      ------------
               Net cash provided by financing activities                       1,207,038        11,949,520
                                                                            ------------      ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                          (2,508,079)        6,328,552

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                 3,117,202           439,791
                                                                            ------------      ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                    $    609,123      $  6,768,343
                                                                            ------------      ------------

                            See accompanying notes.

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

         The financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998 filed with the Securities and Exchange Commission.


2.  SECURITIES AVAILABLE-FOR-SALE

         Securities available-for-sale at June 30, 1999, consist of the investment in equity securities of a strategic business alliance partner, and are stated at fair market value as determined by quoted market sources and management estimates of the number of shares expected to be available for sale within one year in accordance with Rule 144 of the Securities and Exchange Commission. The cost of the shares at June 30, 1999 was $727,695. Gross unrealized gains for the six months ended June 30 1998, which have been included as a separate component of shareholders' equity, were $1,035,020. No unrealized holding gains or losses have been included in earnings during the six months ended June 30, 1999.


2. INVENTORY

         Inventory is comprised primarily of purchased electronic components and computer system products, along with related documentation manuals and packaging materials and consists of the following:


                                            DECEMBER 31,     JUNE 30,
                                               1998           1999
                                            ----------     ----------
                                                           (UNAUDITED)

                    Purchased materials     $  815,999     $  734,816
                    Work in progress           108,639             --
                    Finished goods           2,185,950      1,969,273
                                            ----------     ----------
                                            $3,110,588     $2,704,089
                                            ==========     ==========


         Inventory at December 31, 1998 and June 30, 1999 is presented net of reserves of $199,255 and $202,942, respectively. Reserves are provided for lower of cost or market adjustments, obsolescence and for slow moving and damaged inventory.

                      VIEWCAST.COM, INC. AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)



3. LONG-TERM DEBT - CONVERTIBLE

         In February through April 1999, holders of $1,360,000 principal amount of 8% convertible debt exchanged their notes for 317,313 shares of common stock of the Company at conversion prices ranging from of $3.625 to $4.625 per share completing the exchange of all 8% convertible notes that were outstanding at December 31, 1998.


4. CONVERTIBLE PREFERRED STOCK

         In January through June 1999, holders of 284,000 shares of Series A convertible preferred stock converted their shares into 783,555 shares of common stock of the Company at a conversion rate of 2.759 shares of common for each share of Series A convertible preferred stock.


5.  COMMON STOCK

         In January through June 1999, the Company received gross proceeds of $1,218,464 from the exercise of 309,654 warrants at exercise prices ranging from $3.00 to $4.19 per share, and gross proceeds of $2,917,379 from the exercise of 1,155,926 stock options at exercise prices ranging from $0.10 to $5.84 per share.


6.  NET LOSS PER SHARE

         Basic earnings per share is calculated by dividing net income/loss applicable to common shareholders by the weighted average number of common shares outstanding for the period. Since the Company has reported net losses for the periods presented, the computation of diluted loss per share excludes the effects of options, warrants and convertible debt since their effect is anti-dilutive.

         Loss per share calculations for the three and six month periods ended June 30, 1998 and 1999 are as follows:

                                                     THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                           JUNE 30,                           JUNE 30,
                                                ------------------------------      ------------------------------
                                                    1998              1999              1998              1999
                                                ------------      ------------      ------------      ------------

Net loss                                        $ (1,744,473)     $ (1,724,973)     $ (3,535,741)     $ (3,826,693)

Preferred dividends and
  accretion of issue costs                                --          (182,099)               --          (385,048)
                                                ------------      ------------      ------------      ------------

Net loss applicable to
  common shareholders                           $ (1,744,473)     $ (1,907,072)     $ (3,535,741)     $ (4,211,741)
                                                ============      ============      ============      ============

Weighted average number of
   common shares outstanding                       8,743,556        12,847,820         8,739,303        12,244,894
                                                ============      ============      ============      ============

Loss per share as reported in the financial
  statements: basic and diluted                 $      (0.20)     $      (0.15)     $      (0.40)     $      (0.34)
                                                ============      ============      ============      ============

                      VIEWCAST.COM, INC. AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)



7. BUSINESS RESTRUCTURING

         Results of operations for 1998 included charges of $402,800 for resizing and restructuring the Company's operations and workforce. The charges were recorded in the fourth quarter of 1998 in accordance with a plan of restructuring approved by the Board of Directors. The charges included severance costs for work force reductions of 16 employees including two Executive Officers of the Company, closure of three sales offices and losses on impairment of certain assets. Personnel reductions were made in the Company's sales, development and finance and administration departments in an effort to reduce operating expenses. During the six months ended June 30, 1999, the Company paid $243,457 of accrued restructuring charges that consisted principally of employee severance. At June 30, 1999, the Company had accrued restructuring charges of $31,543 that consisted mainly of obligations due for early cancellation of contracts.

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

         This Form 10-QSB contains forward-looking statements, which involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, product demand and market acceptance risks, the impact of competitive products and pricing, product development, commercialization and technological difficulties, capacity and supply constraints or difficulties, general business and economic conditions, the effect of the Company's accounting policies and other risks detailed in the Company's Annual Report on Form 10-KSB and other filings with the Securities and Exchange Commission.


RESULTS OF OPERATIONS

Six Months Ended June 30, 1999 compared to Six Months Ended June 30, 1998.

         Net Sales. Net sales for the six months ended June 30, 1999 decreased 3.8% to $4,223,990 from $4,400,606 reported during the same period last year. The decrease can be attributed to a decline in revenues for the Company's video distribution systems offset in part by increased revenues for its video peripheral and video streaming products during the first half of 1999 as compared to the same period in 1998. The Company is experiencing a growing acceptance of its streaming products and technologies in the market place and expects total sales volumes to increase for the balance of 1999 as the demand for video communications products expands.

         During the first six months of 1999, sales of Osprey(R) peripheral products increased 48.6% over the same period in 1998 and represented 71.6% of 1999 revenues compared to 46.4% of 1998 revenues. Sales of ViewCast(R) streaming server products showed a significant increase since its launch in the first quarter of 1999 and represented 4.1% of total 1999 year-to-date revenues. VBX(TM) video distribution systems sales decreased 58.9% compared the same period in 1998 and represented 21.7% of 1999 revenues compared to 50.7% of 1998 revenues. Sales of VBX(TM) systems are expected to vary from quarter to quarter due to the long sales cycle for this product. However, it is anticipated that sales for VBX(TM) systems will represent a larger percentage of total revenues during the second half of 1999.

                      VIEWCAST.COM, INC. AND SUBSIDIARIES
           MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS - (CONTINUED)


         Cost of Goods Sold. Cost of goods sold decreased $35,098 to $2,206,249 for the first half of 1999 compared to the same period last year, primarily due to the decrease in net sales described above. Gross profit margin for first half of 1999 was 47.9%, representing a decline from the 49.1% margin reflected last year. The decrease in gross margin can be attributed primarily to the 1999 increase in sales of the Company's Osprey(R) codecs and ViewCast(R) video-streaming products which have lower profit margins, and to increased sales to major distribution partners with higher contractual sales discounts.

         Selling, General and Administrative Expense. Selling, general and administrative expenses decreased from $3,638,977 in the first half of 1998 to $3,418,191 in the first half of 1999 primarily due to the cost reduction efforts instituted during the fourth quarter of 1998 to reduce the Company's sales staff and sales administrative costs. The savings generated from reduced sales expenses were offset in part by increases in both marketing and customer service expenses during the first half of 1999.

         Research and Development Expense. Research and development expense increased from $1,480,973 in the first half of 1998 to $1,658,672 in the first half of 1999. This increase of $177,699 can be attributed to a lower of cost or market adjustment to inventory of $275,000 during the first quarter of 1999 as a result of new contractual pricing from one of the Company's major suppliers. Development expenses during the first half of 1999 showed a decline of $166,411 over last year due to development staff reductions initiated during the fourth quarter of 1998.

         Other Income (Expense). For the six months ended June 30, 1999, other expense increased $111,900 compared to the same period in 1998. The change was due primarily to an increase in interest expense and amortization of debt issue costs associated with the Company's line of credit financing consummated in November 1998 offset in part by the increase in interest income during the first half of 1999.


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

         Net cash used in operating activities for the six months ended June 30, 1999 was $5,432,921 due primarily to the $3,826,693 net loss for the period and changes in operating assets and liabilities of $2,315,260 offset in part by noncash operating expenses of $709,032.

         Investing activities utilized cash of $188,047 during the six months ended June 30, 1999 for capital expenditures of computer equipment, test equipment and purchased software to aid the marketing, development and testing of the Company's products.

         During the first half of 1999, financing activities generated cash in the amount of $11,949,520 due principally to the completion of the Company's private placement of Series B Convertible Preferred Stock which provided cash of $8,834,346. The Company also received proceeds of $4,135,843 from the exercise of options and warrants and utilized cash in the amount $1,063,758 to retire short-term debt.

                      VIEWCAST.COM, INC. AND SUBSIDIARIES
           MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS - (CONTINUED)



         During September of 1998, the Company entered into a strategic business relationship with Tadeo Holdings, Inc. ("THI") that involved a stock purchase agreement whereby the Company acquired 1,240,310 shares of THI common stock in exchange for 1,000,000 shares of the Company's common stock. Management has estimated that approximately 36% of the THI shares held by the Company would be available for trading within one year and accordingly reported those shares at their fair market value on the balance sheet as of June 30, 1999. The remaining THI shares held by the Company are valued at cost due to governmental limitations imposed by Rule 144 of the Securities and Exchange Commission limiting trading for the first two years the stock is held. At June 30, 1999, the quoted market price of THI registered shares was $3.91 per share.

         The Company had working capital of $8,827,017 at June 30, 1999 compared to $1,452,778 at December 31, 1998 and cash and cash equivalents of $6,768,343 at June 30, 1999 compared to $439,791 at December 31, 1998. The
Company experienced a modest sales decline during the half of 1999 compared to 1998. It is anticipated that losses will continue during 1999 and until such time as gross margins from the sales of its products exceed its development, selling, administrative and financing costs. As revenues grow, operating expenses are forecasted to decline as a percent of revenues and the Company's quarterly results are expected to continue to move toward profitability.

         The Company believes it has sufficient cash and cash equivalents on hand to meet its working capital requirements at least through the end of 1999. In November 1998, the Company entered into a working capital line of credit financing arrangement for up to $9 million with one of its principal shareholders. The availability of funds under this facility is subject to certain borrowing base limitations based principally on outstanding accounts receivable and inventory. At June 30, 1999, the Company had utilized $2.76 million of this facility and may further utilize the facility to fund future sales growth. Additionally, the Company expects to receive additional funds from the exercise of options and warrants during the remainder of 1999.


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

                      VIEWCAST.COM, INC. AND SUBSIDIARIES
           MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS - (CONTINUED)



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

                       VIEWCAST.COM INC. AND SUBSIDIARIES
                               OTHER INFORMATION


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

                                                ViewCast.com, Inc.
                                                -------------------------------
                                                (registrant)




                                                BY:

Date: August 13, 1999                           /s/ Frederick B. Cowen
                                                -------------------------------
                                                Frederick B. Cowen
                                                Chief Accounting Officer

                                    EXHIBIT
                                     INDEX

EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------
  27                     Financial Data Schedule