Form 10QSB
period 1999-09-30
VIEWCAST COM INC
filed 1999-11-15
CIK 921313

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

         (Mark One)
         [X]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 1999

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

As of November 5, 1999, 14,067,380 shares of the Registrant's common stock were outstanding.

                       VIEWCAST.COM, INC. AND SUBSIDIARIES
                              INDEX TO FORM 10-QSB


PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements
           Consolidated Balance Sheets at December 31, 1998 and
             September 30, 1999 (Unaudited).................................................................................3
           Consolidated Statements of Operations for the Three Months
             ended September 30, 1998 and 1999 (Unaudited) and the Nine Months
             ended September 30, 1998 and 1999 (Unaudited)..................................................................4
           Consolidated Statement of Stockholders' Equity for the
             Nine Months ended September 30, 1999 (Unaudited)...............................................................5
           Consolidated Statements of Cash Flows for the Nine Months ended
             September 30, 1998 and 1999 (Unaudited)........................................................................6
           Notes to Consolidated Financial Statements.......................................................................7

  Item 2.  Management's Discussion and Analysis of Financial Condition
    and Results of Operations..............................................................................................10

PART II.  OTHER  INFORMATION...............................................................................................14

SIGNATURES.................................................................................................................16

                       VIEWCAST.COM, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                         DECEMBER 31,        SEPTEMBER 30,
                                                                                             1998                 1999
                                                                                         ------------        -------------
                           ASSETS                                                                             (UNAUDITED)
Current assets:
  Cash and cash equivalents                                                              $    439,791         $  6,107,841
  Available-for-sale securities                                                                    --            1,534,850
  Accounts receivable, less allowance for  doubtful accounts of $823,500
    at December 31, 1998 and  $804,000 at September 30, 1999 (unaudited)                    1,839,783              953,850
  Stock subscription receivable                                                             3,400,000                   --
  Inventory                                                                                 3,110,588            2,724,222
  Prepaid expenses                                                                             90,646               85,451
  Deferred charges, principally deferred debt issue costs                                     568,252                   --
                                                                                         ------------         ------------
      Total current assets                                                                  9,449,060           11,406,214

Property and equipment, net                                                                 1,382,044            1,268,624
Software development costs, net                                                               431,500              417,997
Deferred charges                                                                              213,048               22,173
Investment in equity securities                                                             2,000,000            1,010,022
Deposits                                                                                      135,938              124,917
                                                                                         ------------         ------------

      Total assets                                                                       $ 13,611,590         $ 14,249,947
                                                                                         ============         ============

            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                                       $  2,847,807         $    945,071
  Accrued compensation                                                                        326,169              325,305
  Deferred revenue                                                                            157,891              179,631
  Accrued restructuring charges                                                               275,000                   --
  Other accrued liabilities                                                                   488,337              611,727
  Short-term debt, officer                                                                     96,285                   --
  Shareholder line of credit                                                                3,687,513            2,425,568
  Short-term debt, other                                                                      117,280               62,840
                                                                                         ------------         ------------
      Total current liabilities                                                             7,996,282            4,550,142

Long-term debt                                                                              1,360,000                   --

Commitments

Stockholders' equity:
  Convertible preferred stock, $.0001 par value:
    Authorized shares - 5,000,000
      Series A issued and outstanding shares - 334,000 at December 31, 1998
          and none at September 30, 1999 (unaudited)                                               33                   --
      Series B shares - 400,000 shares subscribed at December 31, 1998 and
          945,000 shares issued and outstanding at September 30, 1999 (unaudited)                  40                   95
  Common stock, $.0001 par value:
    Authorized shares - 40,000,000
    Issued and outstanding shares - 11,324,974 at December 31, 1998
      and 14,323,579 at September 30, 1999 (unaudited)                                          1,132                1,433
  Additional paid-in capital                                                               31,947,418           43,846,352
  Unrealized gain on securities reported at fair value                                             --              544,872
  Accumulated deficit                                                                     (27,681,409)         (34,681,041)
  Treasury stock,  261,497 shares at December 31, 1998 and
      September 30, 1999 (unaudited)                                                          (11,906)             (11,906)
                                                                                         ------------         ------------
        Total stockholders' equity                                                          4,255,308            9,699,805
                                                                                         ------------         ------------

      Total liabilities and stockholders' equity                                         $ 13,611,590         $ 14,249,947
                                                                                         ============         ============



                             See accompanying notes.
                                        3

                       VIEWCAST.COM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                    FOR THE THREE MONTHS ENDED              FOR THE NINE MONTHS ENDED
                                                          SEPTEMBER 30,                            SEPTEMBER 30,
                                                ---------------------------------         ---------------------------------
                                                    1998                 1999                 1998                 1999
                                                ------------         ------------         ------------         ------------


NET SALES                                       $  2,648,567         $  1,046,292         $  7,049,173         $  5,280,282

Cost of goods sold                                 1,372,956              678,475            3,614,300            2,884,724
                                                ------------         ------------         ------------         ------------

GROSS PROFIT                                       1,275,611              367,817            3,434,873            2,395,558

Operating expenses:
  Selling, general and administrative              1,954,777            1,918,214            5,593,754            5,336,405
  Research and development                           740,430              738,569            2,221,403            2,397,241
  Depreciation and amortization                      165,866              153,881              379,829              458,462
                                                ------------         ------------         ------------         ------------
      Total operating expenses                     2,861,073            2,810,664            8,194,986            8,192,108
                                                ------------         ------------         ------------         ------------

OPERATING LOSS                                    (1,585,462)          (2,442,847)          (4,760,113)          (5,796,550)

Other income (expense):
  Dividend and interest income                         2,592               78,068               33,185              184,708
  Interest expense                                  (187,370)            (271,068)            (579,033)            (850,765)
  Other                                                   68                   27                   48                   40
                                                ------------         ------------         ------------         ------------
      Total other income (expense)                  (184,710)            (192,973)            (545,800)            (666,017)
                                                ------------         ------------         ------------         ------------

NET LOSS                                        $ (1,770,172)        $ (2,635,820)        $ (5,305,913)        $ (6,462,567)
                                                ============         ============         ============         ============


NET LOSS PER SHARE: BASIC AND DILUTED           $      (0.20)        $      (0.21)        $      (0.60)        $      (0.55)
                                                ============         ============         ============         ============

WEIGHTED AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING                              9,307,884           13,817,456            8,930,913           12,774,842
                                                ============         ============         ============         ============




                             See accompanying notes.
                                        4

                       VIEWCAST.COM, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 (UNAUDITED)



                                                    CONVERTIBLE                                               ADDITIONAL
                                                  PREFERRED STOCK                    COMMON STOCK               PAID-IN
                                               SHARES         PAR VALUE          SHARES        PAR VALUE        CAPITAL
                                            ------------     ------------     ------------    ------------    ------------

BALANCE,  DECEMBER 31, 1998                      734,000     $         73       11,324,974    $      1,132    $ 31,947,418

  Sale of convertible preferred stock -
     Series B, net                               545,000               55             --              --         5,434,291

  Conversion of convertible preferred
     stock - Series A to common stock           (334,000)             (33)         921,505              92             (59)

  Conversion of 8% convertible notes
     to common stock                                --               --            317,313              32       1,162,818

  Exercise of options and warrants                  --               --          1,685,993             169       4,885,185

  Value of options and warrants
      issued for consulting services                --               --               --              --            53,932

  Sale of common stock, employee
     stock purchase plan                            --               --             29,494               3          43,086

  Other                                             --               --               --              --            (9,320)

  Unrealized gain on securities reported
     at fair value                                  --               --               --              --              --

  Convertible preferred stock
     dividends - Series A and B                     --               --             44,300               5         329,001

  Net loss                                          --               --               --              --              --

                                            ------------     ------------     ------------    ------------    ------------
BALANCE,  SEPTEMBER 30, 1999                     945,000     $         95       14,323,579    $      1,433    $ 43,846,352
                                            ============     ============     ============    ============    ============


                                                OTHER                                             TOTAL
                                            COMPREHENSIVE    ACCUMULATED       TREASURY        STOCKHOLDERS'
                                                INCOME         DEFICIT           STOCK            EQUITY
                                            -------------    ------------     ------------     -------------

BALANCE,  DECEMBER 31, 1998                  $       --      $(27,681,409)    $    (11,906)    $  4,255,308

  Sale of convertible preferred stock -
     Series B, net                                   --              --               --          5,434,346

  Conversion of convertible preferred
     stock - Series A to common stock                --              --               --               --

  Conversion of 8% convertible notes
     to common stock                                 --              --               --          1,162,850

  Exercise of options and warrants                   --              --               --          4,885,354

  Value of options and warrants
      issued for consulting services                 --              --               --             53,932

  Sale of common stock, employee
     stock purchase plan                             --              --               --             43,089

  Other                                              --              --               --             (9,320)

  Unrealized gain on securities reported
     at fair value                                544,872            --               --            544,872

  Convertible preferred stock
     dividends - Series A and B                      --          (537,065)            --           (208,059)

  Net loss                                           --        (6,462,567)            --         (6,462,567)

                                             ------------    ------------     ------------     ------------
BALANCE,  SEPTEMBER 30, 1999                 $    544,872    $(34,681,041)    $    (11,906)    $  9,699,805
                                             ============    ============     ============     ============



                             See accompanying notes.
                                        5

                                        VIEWCAST.COM, INC. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (UNAUDITED)

                                                                                   FOR THE NINE MONTHS ENDED
                                                                                         SEPTEMBER 30,
                                                                               ---------------------------------
                                                                                   1998                 1999
                                                                               ------------         ------------
OPERATING ACTIVITIES:
  Net loss                                                                     $ (5,305,913)        $ (6,462,567)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depreciation of fixed assets                                                  270,451              367,774
      Amortization of software development costs                                    109,378               90,688
      Non-cash charges to interest expense                                          121,850              561,977
      Non-cash consulting fees exchanged for options and warrants                   110,114               53,932
      Changes in operating assets and liabilities:
        Accounts receivable                                                      (1,868,083)             885,933
        Inventory                                                                (1,128,558)             386,366
        Prepaid expenses                                                            (90,116)               5,195
        Deferred charges                                                            (41,463)
        Deposits                                                                    (98,967)              11,021
        Accounts payable                                                          1,426,887           (1,902,736)
        Accrued compensation                                                        119,420                 (864)
        Accrued restructuring charges                                                  --               (275,000)
        Deferred revenue                                                             80,788               21,740
        Other accrued liabilities                                                   328,932              (84,664)
                                                                               ------------         ------------
               Net cash used in operating activities                             (5,965,280)          (6,341,205)
                                                                               ------------         ------------

INVESTING ACTIVITIES:
  Purchase of property and equipment                                               (649,813)            (254,354)
  Software development costs                                                       (282,342)             (77,185)
                                                                               ------------         ------------
               Net cash used in investing activities                               (932,155)            (331,539)
                                                                               ------------         ------------

FINANCING ACTIVITIES:
  Net proceeds from convertible preferred stock subscription - Series B                --              8,834,344
  Net proceeds from the exercise of options and warrants                          1,857,253            4,885,352
  Net proceeds from issuance of short-term debt                                   2,062,830                 --
  Proceeds from sale of common stock and warrants                                    66,554               43,089
  Repayment of shareholder line of credit                                              --             (1,261,945)
  Repayment of short-term debt-officer                                             (194,576)             (96,285)
  Other                                                                             119,512              (63,761)
                                                                               ------------         ------------
               Net cash provided by financing activities                          3,911,573           12,340,794
                                                                               ------------         ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                             (2,985,862)           5,668,050

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                    3,117,202              439,791
                                                                               ------------         ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                       $    131,340         $  6,107,841
                                                                               ============         ============



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

     The financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and nine months ended September 30, 1999, are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998 filed with the Securities and Exchange Commission.


2.  SECURITIES AVAILABLE-FOR-SALE

     Securities available-for-sale at September 30, 1999, consist of the investment in equity securities of a strategic business alliance partner, and are stated at fair market value as determined by quoted market sources and management estimates of the number of shares expected to be available for sale within one year in accordance with Rule 144 of the Securities and Exchange Commission. The cost of the shares at September 30, 1999 was $989,978. Gross unrealized gains for the nine months ended September 30 1999, which have been included as a separate component of shareholders' equity, were $544,872. No unrealized holding gains or losses have been included in earnings during the nine months ended September 30, 1999.


3. INVENTORY

     Inventory is comprised primarily of purchased electronic components and computer system products, along with related documentation manuals and packaging materials and consists of the following:


                                               DECEMBER 31,       SEPTEMBER 30,
                                                   1998                1999
                                               ------------       -------------
                                                                   (UNAUDITED)

          Purchased materials                  $    815,999        $    738,841
          Work in progress                          108,639                --
          Finished goods                          2,185,950           1,985,381
                                               ------------        ------------
                                               $  3,110,588        $  2,724,222
                                               ============        ============


     Inventory at December 31, 1998 and September 30, 1999 is presented net of reserves of $199,255 and $345,914, respectively. Reserves are provided for lower of cost or market adjustments, obsolescence and for slow moving and damaged inventory.

4. LONG-TERM DEBT - CONVERTIBLE

     In February through April 1999, holders of $1,360,000 principal amount of 8% convertible debt exchanged their notes for 317,313 shares of common stock of the Company at conversion prices ranging from of $3.625 to $4.625 per share completing the exchange of all 8% convertible notes that were outstanding at December 31, 1998.


5. CONVERTIBLE PREFERRED STOCK

     In January through August 1999, holders of 334,000 shares of Series A convertible preferred stock converted their shares into 921,505 shares of common stock of the Company at a conversion rate of 2.759 shares of common for each share of Series A convertible preferred stock.


6.  COMMON STOCK

     In January through September 1999, the Company received gross proceeds of $1,422,912 from the exercise of 377,254 warrants at exercise prices ranging from $3.00 to $4.19 per share, and gross proceeds of $3,462,442 from the exercise of 1,308,658 stock options at exercise prices ranging from $0.10 to $5.84 per share.


7.  NET LOSS PER SHARE

     Basic earnings per share is calculated by dividing net income/loss applicable to common shareholders by the weighted average number of common shares outstanding for the period. Since the Company has reported net losses for the periods presented, the computation of diluted loss per share excludes the effects of options, warrants and convertible debt since their effect is anti-dilutive.

     Loss per share calculations for the three and six month periods ended June 30, 1998 and 1999 are as follows:

                                                            THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                                SEPTEMBER 30,                         SEPTEMBER 30,
                                                       -------------------------------       -------------------------------
                                                           1998               1999               1998               1999
                                                       ------------       ------------       ------------       ------------
     Net loss                                          $ (1,770,172)      $ (2,635,820)      $ (5,305,913)      $ (6,462,567)

     Preferred dividends and
       accretion of issue costs                             (61,563)          (202,779)           (61,563)          (587,827)
                                                       ------------       ------------       ------------       ------------

     Net loss applicable to
       common shareholders                             $ (1,831,735)      $ (2,838,599)      $ (5,367,476)      $ (7,050,394)
                                                       ============       ============       ============       ============

     Weighted average number of
        common shares outstanding                         9,307,884         13,817,456          8,930,913         12,774,842
                                                       ============       ============       ============       ============

     Loss per share as reported in the financial
       statements: basic and diluted                   $      (0.20)      $      (0.21)      $      (0.60)      $      (0.55)
                                                       ============       ============       ============       ============

8. BUSINESS RESTRUCTURING

     Results of operations for 1998 included charges of $402,800 for resizing and restructuring the Company's operations and workforce. The charges were recorded in the fourth quarter of 1998 in accordance with a plan of restructuring approved by the Board of Directors. The charges included severance costs for work force reductions of 16 employees including two Executive Officers of the Company, closure of three sales offices and losses on impairment of certain assets. Personnel reductions were made in the Company's sales, development and finance and administration departments in an effort to reduce operating expenses. As of July 31, 1999, the Company had paid all of the $275,000 of restructuring charges accrued at December 31, 1998.

                       VIEWCAST.COM, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     ViewCast.com, Inc. develops, manufactures and markets standards-based systems that provide advanced video communications applications for business customers. The Company's VBX(TM) video distribution and switching systems, Osprey(R) video codecs and video peripherals and ViewCast(R) Internet video systems deliver popular video applications, including videoconferencing, video broadcasting, video-based training, surveillance, distance learning, telemedicine and Internet/Intranet video communications. The Company's products are available from leading resellers, systems integrators, OEMs, and applications developers worldwide. On April 8, 1999, the Company changed its name to ViewCast.com, Inc. from MultiMedia Access Corporation. As a result, references to MultiMedia Access Corporation have been changed to ViewCast.com, Inc. in this report.

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


RESULTS OF OPERATIONS

Nine Months Ended September 30, 1999 compared to Nine Months Ended September 30, 1998.

     Net Sales. Net sales for the nine months ended September 30, 1999 decreased 25.1% to $5,280,282 from $7,049,173 reported during the same period last year. The decrease can be attributed to a decline in revenues for the Company's video distribution systems offset in part by increased revenues for its video peripheral and video streaming products during 1999 compared to the same period in 1998. Net sales of $1,046,292 for the quarter ended September 30, 1999 were down significantly from $2,648,567 reported during the third quarter of 1998. This 60.5% decline can be attributed to delays in orders from a number of channel partners and to a loss in sales momentum during the Company's restructuring efforts and search for new management.

     During the first nine months of 1999, sales of Osprey(R) peripheral products increased 29.0% over the same period in 1998 and represented 70.5% of 1999 revenues compared to 40.9% of 1998 revenues. Sales of ViewCast(R) streaming server products showed a significant increase since its launch in the first quarter of 1999 and represented 7.2% of total 1999 revenues. VBX(TM) video distribution systems sales decreased 73.4% compared the same period in 1998 and represented 20.2% of 1999 revenues compared to 56.9% of 1998 revenues. Sales of VBX(TM) systems are expected to vary from quarter to quarter due to the long sales cycle for this product. However, it is anticipated that sales for VBX(TM) systems will represent a larger percentage of total revenues during the fourth quarter of 1999.


     Cost of Goods Sold. Cost of goods sold decreased $729,576 to $2,884,724 for the first nine months of 1999 compared to the same period last year, primarily due to the decrease in net sales described above. Gross profit margin for first nine months of 1999 was 45.4%, representing decline from the 48.7% margin reflected last year. The decrease in gross margin can be attributed primarily to the 1999 increase in sales of the Company's Osprey(R) codecs and ViewCast(R) video-streaming products which have lower profit margins and charges of $125,000 during the third quarter of 1999 to increase the Company's inventory reserves.

                       VIEWCAST.COM, INC. AND SUBSIDIARIES
            MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (CONTINUED)

     Selling, General and Administrative Expense. Selling, general and administrative expenses decreased from $5,593,754 during the first nine months of 1998 to $5,336,405 during the first nine months of 1999 primarily due to the cost reduction efforts instituted during the fourth quarter of 1998 to reduce the Company's sales staff and sales administrative costs. The savings generated from reduced sales expenses were offset in part by increases in marketing, customer service and administrative expenses during the first nine months of 1999.

         Research and Development Expense. Research and development expense increased from $2,221,403 during the first nine months of 1998 to $2,397,241 during the first nine months of 1999. This increase of $175,838 can be attributed to a lower of cost or market adjustment to inventory of $275,000 during the first quarter of 1999 as a result of new contractual pricing from one of the Company's major suppliers. Development expenses during the first three months of 1999 showed a decline of $149,998 over last year due to development staff reductions initiated during the fourth quarter of 1998.

         Other Income (Expense). For the nine months ended September 30, 1999, other expense increased $120,217 compared to the same period in 1998. The change was due primarily to an increase in interest expense and amortization of debt issue costs associated with the Company's line of credit financing consummated in November 1998 offset in part by the increase in interest income during 1999.


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

     Net cash used in operating activities for the nine months ended September 30, 1999 was $6,341,205 due primarily to the $6,462,567 net loss for the period and changes in operating assets and liabilities of $953,009 offset in part by noncash operating expenses of $1,074,371.

     Investing activities utilized cash of $331,539 during the nine months ended September 30, 1999 for capital expenditures of computer equipment, test equipment and purchased software to aid the marketing, development and testing of the Company's products.

     During the first nine months of 1999, financing activities generated cash in the amount of $12,340,794 due principally to the completion of the Company's private placement of Series B Convertible Preferred Stock which provided cash of $8,834,346. The Company also received proceeds of $4,885,352 from the exercise of options and warrants and utilized cash in the amount $1,421,991 to retire short-term debt.

     During September of 1998, the Company entered into a strategic business relationship with Tadeo Holdings, Inc. ("THI") that involved a stock purchase agreement whereby the Company acquired 1,240,310 shares of THI common stock in exchange for 1,000,000 shares of the Company's common stock. Management has estimated that approximately 49% of the THI shares held by the Company would be available for trading within one year and accordingly reported those shares at their fair market value on the balance sheet as of September 30, 1999. The remaining THI shares held by the Company are valued at cost due to limitations imposed by Rule 144 of the Securities and Exchange Commission limiting trading for the first two years the stock is held. At September 30, 1999, the quoted market price of THI registered shares was $2.50 per share.

                       VIEWCAST.COM, INC. AND SUBSIDIARIES
            MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (CONTINUED)

     The Company had working capital of $6,856,072 at September 30, 1999 compared to $1,452,778 at December 31, 1998 and cash and cash equivalents of $6,107,841 at September 30, 1999 compared to $439,791 at December 31, 1998. The Company experienced a sales decline during first nine months of 1999 compared to 1998. It is anticipated that losses will continue during 1999 and until such time as gross margins from the sales of its products exceed its development, selling, administrative and financing costs. As revenues grow, operating expenses are forecasted to decline as a percent of revenues and the Company's quarterly results are expected to continue to move toward profitability.

     The Company believes it has sufficient cash and cash equivalents on hand to meet its working capital requirements at least through the second quarter of 2000. In November 1998, the Company entered into a working capital line of credit financing arrangement for up to $9 million with one of its principal shareholders. The availability of funds under this facility is subject to certain borrowing base limitations based principally on outstanding accounts receivable and inventory. At September 30, 1999, the Company had utilized $2.43 million of this facility and may further utilize the facility to fund future sales growth. Additionally, the Company expects to receive additional funds from the exercise of options and warrants during the remainder of 1999 and first quarter of 2000.


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

     The Company's internal systems include both information technology ("IT"), and non-IT systems. An assessment of the Company's material internal IT systems has been initiated, including both its own software products and third-party software and hardware technology, but the Company has not initiated an assessment of its non-IT systems. The Company expects to complete testing its IT and non-IT systems in 1999. To the extent that it is not able to test the technology provided by third-party vendors, it is seeking assurances from such vendors that their systems are Year 2000 Compliant. Although the Company is not currently aware of any material operational issues or costs associated with preparing its internal IT and non-IT systems for the Year 2000, the Company may experience material unanticipated problems and costs caused by undetected errors or defects in the technology used in its internal IT and non-IT systems.

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

                       VIEWCAST.COM, INC. AND SUBSIDIARIES
                         OTHER INFORMATION - (CONTINUED)
                       VIEWCAST.COM, INC. AND SUBSIDIARIES
                                OTHER INFORMATION


PART II: OTHER INFORMATION

     Item 1.   Legal Proceedings
               (Not Applicable)

     Item 2.   Changes in Securities
               (Not Applicable)

     Item 3.   Defaults Upon Senior Securities
               (Not Applicable)

     Item 4.   Submission of Matters to a Vote of Security Holders

               The Company held its Annual Meeting of Shareholders on July 22, 1999 and the following proposals were submitted to a vote by proxy of the shareholders of record on June 3, 1999:

               Proposal No. 1. To elect the Board of Directors (five directors) to serve until the next Annual Meeting of Shareholders. The following persons were nominated for election as directors of the Company with the following voting results:

               -----------------------------------------------------------------------------------------------------------
                                                            Shares
                                                            Voted
                                          Shares           Against/       Share        Broker                 Total Shares
                Director Nominees        Voted For         Withheld     Abstentions   Non-votes    Results     Represented
               ===========================================================================================================
               H.T. Ardinger, Jr         12,651,582          51,798         --           --        Elected      12,703,380
               -----------------------------------------------------------------------------------------------------------
               Joseph Autem              12,647,597          55,783         --           --        Elected      12,703,380
               -----------------------------------------------------------------------------------------------------------
               William D. Jobe           12,615,282          88,098         --           --        Elected      12,703,380
               -----------------------------------------------------------------------------------------------------------
               William E. Johnson        12,651,282          52,098         --           --        Elected      12,703,380
               -----------------------------------------------------------------------------------------------------------
               Glenn A. Norem            12,600,380         103,300         --           --        Elected      12,703,380
               -----------------------------------------------------------------------------------------------------------

               Proposal No. 2. To increase the authorized shares of Common Stock of ViewCast.com, Inc. from 30,000,000 shares to 40,000,000 shares:

               -----------------------------------------------------------------------------------------------------------
                                                            Shares
                                                            Voted
                                          Shares           Against/       Share        Broker                 Total Shares
                Proposal                 Voted For         Withheld     Abstentions   Non-votes    Results     Represented
               ===========================================================================================================
               Increased in
                Authorized Shares        11,597,493       1,088,180       17,707         --          Pass       12,703,380
               -----------------------------------------------------------------------------------------------------------

               Proposal No. 3. Shareholder approval of convertibility of the of the Series B Convertible Preferred Stock to Common stock:

               -----------------------------------------------------------------------------------------------------------
                                                            Shares
                                                            Voted
                                          Shares           Against/       Share        Broker                 Total Shares
                Proposal                 Voted For         Withheld     Abstentions   Non-votes    Results     Represented
               ===========================================================================================================
               Convertibility of
                Series B Converti-
                ble Preferred Stock       4,507,557         991,716      31,530       7,172,577      Pass       12,703,380
               -----------------------------------------------------------------------------------------------------------

               Proposal No. 4. Amendment of the 1995 Employee Stock Option Plan to increase the number of shares available under the plan from 3,900,000 shares to 4,900,000 shares:

               -----------------------------------------------------------------------------------------------------------
                                                            Shares
                                                            Voted
                                          Shares           Against/       Share        Broker                 Total Shares
                Proposal                 Voted For         Withheld     Abstentions   Non-votes    Results     Represented
               ===========================================================================================================
               Amend 1995
                Employee Stock
                Option Plan              4,463,748        1,006,257       60,798      7,172,577     Pass        12,703,380
               -----------------------------------------------------------------------------------------------------------


               Proposal No. 5. To ratify the appointment of Ernst & Young, LLP as the Company's independent public accountants for the year ending December 31, 1999. Voting results were as follows:

               -----------------------------------------------------------------------------------------------------------
                                                            Shares
                                                            Voted
                                          Shares           Against/       Share        Broker                 Total Shares
                Proposal                 Voted For         Withheld     Abstentions   Non-votes    Results     Represented
               ===========================================================================================================
               Ernst & Young,
               LLP Ratification          12,670,689          24,288        8,403          --        Pass        12,703,380
               -----------------------------------------------------------------------------------------------------------


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

                       On September 22, 1999, the Company filed a Form 8-K describing the appointment of George C. Platt as its new Chief Executive Officer and the resignations of William D. Jobe and William E. Johnson as directors of the Company.

                                   SIGNATURES




In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             ViewCast.com, Inc.
                                             ------------------
                                             (registrant)




                                             BY:

Date: November 10, 1999                      /s/ Frederick B. Cowen
                                             ----------------------
                                             Frederick B. Cowen
                                             Chief Accounting Officer

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------

  27                     Financial Data Schedule