Form 10KSB
period 1999-12-31
VIEWCAST COM INC
filed 2000-03-30
CIK 921313

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

          [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

          [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                     For Fiscal Year Ended December 31, 1999
                     Commission File Number: 0-29020

                               VIEWCAST.COM, INC.
                               ------------------
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

Issuer's revenues for its most recent fiscal year:   $7,270,080

As of March 20, 2000, 15,260,350 shares of the Registrant's common stock were outstanding.

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: As of March 20, 2000 - $81,353,974. This amount was computed by reference to the average of the bid and asked prices of registrant's common stock.

Documents incorporated by reference: Proxy Statement, Part III

                                TABLE OF CONTENTS

 ITEM NO.                                                                                             PAGE
 --------                                                                                             ----
                                                    PART I

     1.  Description of Business........................................................................3

     2.  Description of Property.......................................................................13

     3.  Legal Proceedings.............................................................................13

     4.  Submission of Matters to a Vote of Security Holders...........................................13

                                                   PART II

     5.  Market for Registrant's Common Equity and Related Stockholder Matters.........................14

     6.  Management's Discussion and Analysis of Financial Condition and Results of Operations.........14

     7.  Consolidated Financial Statements.............................................................18

     8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..........38

                                                   PART III

     9.  Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a)
         of the Exchange Act...........................................................................39

     10. Executive Compensation........................................................................39

     11. Security Ownership of Certain Beneficial Owners and Management................................39

     12. Certain Relationships and Related Transactions................................................39

     13. Exhibits and Reports on Form 8-K..............................................................39

                                     PART I
ITEM 1.  DESCRIPTION OF BUSINESS

OVERVIEW

    ViewCast.com, Inc. ("ViewCast") enables video communication over the Internet and other networks through vertically-integrated components, systems, and turnkey solution products and services. We are a leading global provider of enterprise-wide, digital video communication solutions for both real-time and on-demand applications. We deliver innovative networked video solutions, as well as systems that can work with legacy video communication equipment. Our Osprey(R) video capture cards and codecs, ViewCast(R) Encoding and Streaming Video System and Viewpoint VBX(TM) System products deliver a wide array of video solutions for both digital and analog video communication systems.

    As a new initiative in the year 2000, we have added video content hosting services and will be providing professional services to meet the growing demand from public and private sector enterprises to add or extend video communications internally and externally. One of our hosting services, "YourVideoOnTheWeb(TM)", is a consumer product designed to bring streaming media capabilities to home users and small businesses enabling them to add video content to their web sites.

    Our customers acquire our solutions and products to enhance communication and productivity, reduce costs and increase customer service within corporations, educational networks, healthcare facilities, financial institutions and government agencies, as well as between those entities, their customers, vendors and others with whom they may communicate. Our customers use our products to enable them to broadcast video over computer networks (streaming video), deliver video from web sites (on-demand streaming video), provide interactive video communication (video conferencing), and distribute video within a network. We market, install and support our products either directly or through arrangements with leading OEMs, system integrators, leading resellers and application developers worldwide.

    To reflect the growing importance of the Internet as a means of transmitting video, on April 8, 1999, we changed our name to ViewCast.com, Inc. from MultiMedia Access Corporation. As part of a strategic emphasis on sales, marketing and strategic planning, we added three senior executives within the last five months: President and Chief Executive Officer George C. Platt, Senior Vice President of Sales and Marketing Harry E. Bruner, and Chief Financial Officer Laurie L. Latham. These executives are now leading the organization along with certain of our continuing executives, including Neal Page, Vice President/General Manager of Osprey(R) Technologies Division and David T. Stoner, Vice President of Operations. These management changes reflect our commitment to the new strategies formulated for our existing and new markets.

INDUSTRY BACKGROUND

    Technology has merged with current business dynamics causing unprecedented potential for growth and revenue, an increased likelihood for confusion, and new challenges to compete and sustain position. As reported by the 1999 Information Week Magazine Annual IT Survey, "Companies are more aggressive than ever about adopting and deploying leading edge technologies -- based solely on the fear of being left behind."

    Within this environment, we believe businesses will increasingly seek expert support to reduce confusion and to present solutions to their business challenges. We believe that to meet these business challenges, there will be increased usage of video communication products and services.

Video Communications

    Video "personalizes" communications over networks, whether it is streaming video or video conferencing. To transmit live video images (which may contain over 90 million bits per second of data) over communications networks, video data must be digitized and significantly compressed to fit the capacity of these networks (as low as 28,800 bits per second). As video is compressed, redundant data is eliminated and other data is "blended" with similar data to preserve the essence of the original image depending on the amount of compression required. More compression is required as the network capacity decreases. After transmission, the video image is reconstructed for display at the receiving end by the viewer. The quality of the reconstructed video image is a function of the following:

    o   the sophistication of the video and audio compression algorithms;

    o   the capacity a network has to transmit real-time data (bandwidth);

    o the power of the video and audio encoding and decoding hardware (codecs); and

    o   the speed and power of PCs and workstations.

    We believe cost-effective video communication applications and services are now attainable because the performance, capabilities and cost of these four key elements have improved significantly.

    Video no longer requires special equipment and networks, and can utilize existing network capabilities and equipment. Networks have been advanced through the deployment of additional bandwidth by carriers and Internal Service Providers (ISPs), new network technologies (such as multicast), faster capabilities to connect to networks (xDSL and cable modem) and lower bandwidth costs. We believe the unparalleled reach of the video-capable audience has created increased demand, currently estimated at over 150,000,000 seats of users capable of receiving video at their computer.

Streaming Video

    The explosive growth of the Internet has resulted in the growing popularity of networked streaming media. Streaming video allows both audio and video content to begin playing at the viewer's computer even before the content has been fully received, since a viewer does not have to wait for the full data content file to be downloaded before hearing and viewing the file.

    Network streaming video makes it possible to put the power and impact of video communications on most computers. Corporations, schools, government agencies and healthcare entities are already using streaming video for all kinds of communications, including training, e-commerce, customer service, marketing, entertainment and security. Revenues related to the streaming video industry have been estimated at $277 million in 1998 and $540 million in 1999. According to Paul Kagan's forecast for the streaming video market, revenues should reach $900 million in 2000 with growth more than doubling in each of the next two years to reach $4.7 billion by 2002 and reaching $9 billion by 2004.

    E-commerce growth has created greater demand for video to allow customers to "see" a product before purchasing and to enhance online advertisements. In addition, businesses are using video to deliver a variety of high quality radio and TV content, support product sales and improve customer relations with "video" contact centers, allow investors to view annual and quarterly meetings, and support an endless variety of other services and businesses.

Content Hosting and Distribution

    The advent of the commercial streaming video market has resulted in specialized businesses that offer substantially improved capabilities to produce, host, aggregate, and deliver media over the Internet. These businesses offer services similar to traditional ISPs, but they optimize their network and services to effectively deliver streaming media data to clients. These providers have created an increased demand for video communication products.

    High traffic media hosting and distribution services are expensive and out of reach for most individuals and small to medium sized businesses. Network and hosting needs for this set of customers differ from that required by large scale businesses. We believe this market represents a new potential for growth in the streaming video marketplace.

Videoconferencing and Video Distribution

    Over the past decade, videoconferencing has evolved from high-cost, stand-alone boardroom systems to standards-based desktop systems and set-top appliances. Customers are seeking solutions and products that are complementary to their existing systems, interface with a variety of networks and protocols, provide a method for system management, reduce the effective cost of ownership, and are upgradeable. We believe the expansion in streaming video has caused a resurgence of interest in enterprise video distribution and conferencing.

OUR SOLUTION

    As a vertically integrated provider, ViewCast provides video and media solutions to our customers. We provide:

    o TECHNOLOGY -- Our technology provides a competitive edge allowing us to differentiate our products from those of our competitors and increasing our ability to develop customer driven applications.

    o PRODUCTS AND APPLICATIONS -- Our products consist of Video Subsystems, such as capture cards and codecs for encoding, decoding and streaming, and Video Systems solutions for digital and analog video applications. We manufacture and distribute worldwide our Osprey(R) video capture cards and codecs, ViewCast(R) Streaming Video solutions and Viewpoint VBX(TM) Systems. YourVideoOnTheWeb(TM) is a consumer product used to encode video from a camcorder or VCR.

    o EXPERTISE AND SERVICES -- Our comprehensive video expertise enables us to assist customers in identifying their communication needs and determine appropriate media mechanisms for their business requirements. Once established, our professional service organization will complement our sales engineering and training organization by offering broader customer solutions and support services. A significant addition will be our content hosting service (ViewCast Online(TM)).

    To successfully implement our solution, we provide installation, training, customer service, integration, customization, and contract development. Our software and firmware integration modules and drivers allow us to integrate our products and systems into a variety of video communication standards and software applications. Our products function on several network standards (some concurrently) and interface with a variety of equipment and PC systems.

BUSINESS STRATEGY

    Our objective is to be the world's premier supplier of products, services and solutions for networked video applications. Key elements of our strategy include:


    o EXTEND PRODUCT OFFERINGS BUILDING ON OUR LEADERSHIP IN THE STREAMING VIDEO MARKET -- We intend to expand product offerings and add significant value to the leading networked video applications by developing competitive hardware products and providing world-class software. We believe our recognized technological expertise will allow us to lead the industry and capture market share.

    o PROVIDE VIDEO COMMUNICATION SYSTEM AND APPLICATION SOLUTIONS -- We deliver video communication solutions, including individual video subsystems and turnkey systems and applications, that appeal to customers who are looking for a complete solution to their video communication needs. Our systems are designed to be easy to install, cost-effective and user-friendly. We believe our system and application solutions approach provides a significant competitive advantage.

    o ESTABLISH CONTENT HOSTING SERVICES -- As part of our vertically integrated solution, we intend to use our expertise, hardware solutions and technology to establish the ViewCast Online(TM) Content Hosting Service to offer solutions to web content channels for hosting video. YourVideoOnTheWeb(TM) is our first phase of this service for individuals and small businesses.

    o PROVIDE PROFESSIONAL SERVICES -- We are establishing a professional services organization to assist customers who want to add video to their networks. We believe we can shorten the video learning curve by offering consultation to end users, general consultants and specific e-commerce web consultants and providing innovative video capabilities to give their business a competitive advantage.

    o EXPAND AND LEVERAGE OUR STRATEGIC PARTNERSHIPS -- We have established significant industry partnerships with leaders in the networked video industry. We intend to strengthen these partnerships and establish new partnerships to enhance endorsements, referrals, technology, product development, channel distribution, and sales.

    o EXPAND SALES, MARKETING, AND CHANNEL DEVELOPMENT EFFORTS -- Critical to our success is an effective worldwide sales, marketing, and channel partner program. We are expanding our sales efforts, both domestically and internationally, through additional sales representatives, sales engineers and channel partners. Our strategy is to utilize a combination of our direct sales force, resellers, system integrators, OEMs and custom application developers to distribute our product solutions.

    o DEVELOP WORLDWIDE BRAND RECOGNITION -- We are developing a strong brand identity in the video communication marketplace that will result in a significant competitive advantage and permit us to more easily introduce new products, applications, and services.

OUR PRODUCTS AND SERVICES

    We currently provide and intend to expand the following product families:

         VIDEO SUBSYSTEMS                            VIDEO SYSTEM SOLUTIONS

         Osprey(R) video capture cards and codecs    ViewCast(R) Streaming Video
                                                     Viewpoint VBX(TM)

    We are in the process of establishing the following new services:

         PROFESSIONAL SERVICES                       CONTENT HOSTING SERVICES

                                                     YourVideoOnTheWeb(TM)
                                                     ViewCastOnline(TM)


OUR PRODUCTS

    We currently offer a broad array of products that when used together provide an enterprise-wide solution for multiple video communication applications for private and public sector customers. Our standards-based and multi-standards based products complement each other and can be used in a variety of ways to best serve our customers' needs. Our solutions can work within the framework of legacy systems, and are flexible enough to meet present and future needs. The ViewCast product family includes the Osprey(R) line of video capture cards and codec cards, the ViewCast(R) Streaming Video Systems, and the Viewpoint VBX(TM) video distribution and switching system.

VIDEO SUBSYSTEMS

    CAPTURE CARDS, CODECS AND VIDEO PERIPHERAL PRODUCTS. Under the Osprey(R) brand, we design, develop, manufacture and market standards-based video and audio capture cards, codecs, and peripheral products for multimedia applications.

    We believe our Osprey(R) capture cards offer unique advantages to application developers, integrators and OEMs including a cross-platform API (application programming interface) available on both Windows and UNIX systems. These cards are in compliance with most popular industry video standards, and we provide an expert support and development staff to enable custom development of required applications.

    Our Osprey(R) codecs provide the necessary capability at the web site server to allow the one-way transmission of live broadcasts over the Internet and intranets. The codecs capture, digitize, compress, transmit, receive, decompress and display full-motion video. The codecs are compatible with multiple video and audio compression standards and can be used for PCs and workstations that are standard PCI-bus or Sun's S-bus. Our codecs also support Microsoft's WindowsNT and Windows95, and Sun's Solaris and UNIX operating systems.

    Osprey(R) cards and codecs are sold world wide through OEMs, integrators, and a worldwide network of VARs and distributors. This product line includes:

    o   Osprey(R)100, video capture for Windows and Linux platforms;

    o   Osprey(R)150, video capture for Sun (Solaris UNIX) workstations;

    o   Osprey(R)200, video and audio capture for Windows and Linux platforms;

    o   Osprey(R)1000, video codec for Windows platforms; and

    o Osprey(R) 1500, video codec for Sun workstations (re-labeled as the SunVideo Plus card by Sun Microsystems).

VIDEO SYSTEM SOLUTIONS

    VIEWCAST(R) STREAMING VIDEO SYSTEMS. Our ViewCast(R) Streaming Video System product line is designed to capitalize on the rapid growth of the Internet and intranets to deliver streaming media. Our ViewCast(R) Streaming Video Systems are designed to simplify the streaming of video onto networks and from web sites. This product family offers a turnkey solution combined with capabilities that remove deployment barriers.

    The ViewCast(R) Streaming Video servers combine our Osprey(R) codecs with popular video-streaming software to provide a complete hardware and software system for encoding and streaming Internet video broadcasts. Two advantages of our system are:

    o Capacity -- Our Osprey(R) codecs provide the capability necessary to allow multiple streams from the web site server.

    o Added Value Bundling -- Value add packages of additional software and applications deliver increased versatility and value to the marketplace.

    Our ViewCast(R) Encoding Station is a Windows NT-based system that handles up to six video feeds from cameras, tape or other A/V devices and provides broadcast streams at multiple bandwidths simultaneously. ViewCast(R) Encoding stations are fully integrated and optimized for media systems with pre-configured Osprey(R) video devices, media capture software, and streaming video encoding software. Our encoding control software simplifies the user interface and dramatically reduces CPU memory requirements, thereby increasing overall system performance. Configurations are also available in versions for professional broadcasters who require redundant power supplies and disk storage.

    The ViewCast(R) Streaming Server, which is bundled with either RealServer or Windows Media Server, can broadcast encoded streaming content to more than 1,000 simultaneous endpoints. Our ViewCast(R) Streaming Server delivers a turnkey system pre-loaded with streaming server software, ready for addition to a corporate, workgroup, or business network.

    With software from Virage, the ViewCast(R) "Encoding/Logging Station" is a single system that creates a fully searchable index of video content. This capability is made possible by the use of our advanced Osprey-1000/G2 codec, making a one system solution. The ViewCast(R) Logging Station won Best of Show at Internet World in Chicago, July 1999.

    VIEWPOINT VBX(TM) SYSTEMS. Our Viewpoint VBX(TM) enterprise-wide video communication system enables desktops and conference rooms to access a choice of video communication resources. The server and codec array support a suite of video communication standards, including H.323 (video over TCP/IP networks), MPEG-2, H.320 (video over ISDN), and H.324 (video over standard telephone lines), in addition to NTSC and PAL interfaces for connection of commercial and consumer A/V devices. The Viewpoint VBX(TM)'s premise distribution of uncompressed, TV-quality video over standard unshielded twisted pair (UTP) cabling at distances up to 3,500 feet provides relief to the LAN, using the LAN only for client-server control. The Viewpoint VBX(TM) can be integrated with our ViewCast(R) Streaming Video encoders to enable a supported standards-based video communication system to originate a streaming video broadcast.

    Viewpoint VBX(TM) simplifies video communication by integrating support for multiple applications and multiple standards into a single platform with a single user interface. The Viewpoint VBX(TM) system can be used for broadcast and closed circuit television distribution, security, training, and video conferencing. Regardless of the application, the highest possible video quality is maintained. The addition of MPEG-2 codecs to the Viewpoint VBX(TM) extends the TV quality of local VBX communication to multiple sites. Users can choose a video quality level based on the content and purpose of each call.

    Viewpoint VBX(TM) systems are suited for the implementation of video enabled customer service systems, especially for Internet e-commerce applications. SNMP support is available for all supported codecs, enabling network managers to monitor and manage the status of VBX communication resources using standard network management tools.

    Viewpoint VBX(TM) systems are compatible with a wide variety of standards-based video communication products from third party vendors, while offering a growth path to new technology. Local VBX clients do not require high bandwidth networks to extend television quality video to the desktop. The H.323 and MPEG-2 codecs take advantage of the investment in backbone LAN and WAN networks and the Internet to transport video without incurring per-minute charges for circuit-switched networks such as ISDN.

    Software development kits (SDKs) are available for the Viewpoint VBX(TM), allowing integrators to customize applications to take advantage of the Viewpoint VBX(TM) capabilities. Our professional service organization will use these capabilities to create new point products in response to customer needs.

OUR CONTENT HOSTING SERVICES

    We have recently introduced simple, comprehensive hosting services for streaming media. Initially targeted at the individual and small business market, we have developed a scalable infrastructure for providing outsourced services that complements our products. In this manner, we can serve millions of individual consumer's needs and utilize the same infrastructure to provide outsourced streaming hosting and delivery for our business customers. We believe these services round out our full spectrum of solutions, leveraging our expertise, products, and distribution channels for our customers.

    YOURVIDEOONTHEWEB(TM)--YourVideoOnTheWeb(TM) allows individuals and small businesses to use camcorders to share video with friends, family and customers over the Internet. We believe YourVideoOnTheWeb(TM) removes existing barriers (i.e., price and complexity) to consumer video communication.

    Our concept consists of three elements:

    o   YourVideoOnTheWeb(TM)Retail Package and Distribution.

    o   www.YourVideoOnTheWeb.com Internet Site.

    o   YourVideoOnTheWeb(TM)Hosting Service.

    The retail package of YourVideoOnTheWeb(TM), includes an Osprey(R) video capture device (PCI or external USB) and software to permit customers to use their PC and VCR or camcorder for:

    o   Preparing video for the Internet.

    o   Saving video to the hosting site.

    o   Viewing video on the recipient's PC.

    We sell this product in the U.S. from our Internet site, in retail stores and through catalogues. Hauppauge Digital, Inc., a distributor of consumer video products, distributes YourVideoOnTheWeb(TM)to retail stores.

    VIEWCAST ONLINE(TM) HOSTING SERVICES -- Embedded on the YourVideoOnTheWeb(TM) site is a hosting service for online storage and delivery of streaming media. We have developed extensive account management, measurement, and upload capabilities with a secure database that is optimized for media hosting and delivery. This scalable infrastructure provides the foundation for our consumer, small business and professional hosting services. Internet content channels can use our hosting services to provide extended products and services to Internet communities.

OUR PROFESSIONAL SERVICES

    We are establishing a professional services organization to provide our customers with the expertise necessary to access their video communication needs and successfully deploy the infrastructure and systems capable of meeting their requirements.

    In addition to providing technical expertise, our expert consultants will advise businesses on how to get the most value from their video communications, whether by adding streaming training video to desktops, adding face-to-face real-time customer service to e-commerce Internet sites, or other innovative uses of video. We can work with internal and external resources to provide custom development of applications, software, hardware and installation to meet the needs of our customers.

APPLICATIONS

    Our product family is designed to meet the three fundamentals of video-based applications:

    o LIVE VIDEO BROADCAST-- One-way, one-to-many broadcast of video, audio and other data as content is produced;

    o STORED VIDEO BROADCAST -- One-way, one-to-many broadcast of video, audio and other data after content is produced; and

    o LIVE INTERACTIVE -- Interactive video/audio communication, with bi-directional real-time channels (sometimes combined with other data).

    A number of these fundamentals are combined utilizing our products to meet the needs of various communication system requirements.

    o INTERNET VIDEO PUBLISHING -- We offer applications that allow stored-video content to be played back to a user's system in real-time. This entails compressing a video "clip" and storing it on a server that is available to the user through the relevant web page.

    o INTERNET VIDEO BROADCASTING -- We offer systems that provide one-way live audio and motion-video. Our products work in conjunction with web servers and browser software to establish connections between multiple users and a broadcast source, allowing businesses to deliver live programs, commercials and other information over the Internet.

    o INTERNET VIDEO CONTACT CENTER -- We offer systems that provide one-way live video and two-way audio across the Internet. The use of H.323 (video conferencing over TCP/IP networks) as a Viewpoint VBX(TM) supported video communication standard provides new solutions to e-commerce by adding the opportunity for customers to access a contact center through video over the Internet. The Viewpoint VBX(TM) architecture, in concert with new web-centric software development, manages Internet video calls in a contact center environment. Viewpoint VBX(TM) systems support call queuing, transfer, and ad hoc conferencing necessary for contact center call management. Extensions to our software development kits include Active Server Page (ASP) technology for webserver integration and call management extensions enabling integration of Viewpoint VBX(TM) systems within existing contact center call management software.

    o STREAMING VIDEO GATEWAY -- Our Viewpoint VBX(TM) and ViewCast(R) encoder systems can be combined to deliver solutions for origination of streaming video broadcasts. For example, an H.320 codec combined with a ViewCast(R) Streaming Video encoder can be configured as a gateway device, turning any H.320 conferencing system into a web video broadcast site. Viewpoint VBX(TM) systems can also be used as camera concentrators, allowing the selection of any connected camera as the source of a web video broadcast.

    o VIDEO PRESENTATIONS OR LIVE VIDEO -- Our products offer businesses or organizations the opportunity to broadcast live events over enterprise networks, intranets and the Internet. These events could include educational seminars, management briefings, human resources orientations or breaking news being created and transmitted by the organization itself or by outside sources.

    o VIDEOCONFERENCING -- Our products offer the business and institutional customer a cost-effective and efficient means of establishing an enterprise-wide videoconferencing system. Our Viewpoint VBX(TM) and Osprey(R) codecs permit employees, students or other members of an organization in different offices or geographic locations to communicate with each other through live video.

    o SPECIFIC APPLICATIONS -- Our products offer a broad array of applications within specific industries. For instance, in the health and medical industry, our products allow doctors to collaborate via videoconferencing, to receive computed tomography (CT) scans, ultrasounds and other diagnostic tests at locations remote from the hospital or patient and to take part in educational and training broadcasts.

    o REMOTE TECHNICAL SUPPORT -- Video can add value when attempting to remotely troubleshoot a field problem. Frequently, difficult problems require an expert to travel to a problem site to resolve a relatively simple problem, resulting in an unnecessary waste of time and money.

MARKETING AND SALES

    We market our products primarily via third-party distribution channels including, but not limited to, OEMs, resellers and system integrators. These relationships are non-exclusive and typically require that these resellers participate in the marketing, installation and technical support of our products. In addition, we plan to continue to expand our distribution channels both domestically and internationally. We have added a small direct sales component to address defined vertical markets and early video adopters.

    Our Internet-related products are marketed primarily to entities that develop web sites. We bundle our products with other popular web-video products and sell or license our subsystems to resellers to integrate with their web development products.

    For consumer products, we depend on major OEM customers, such as Hauppauge Digital, Inc. that provide access to consumer marketing channels. These OEMs have established relationships with manufacturers and resellers and typically pay licensing fees and royalties to bring new leading-edge products to market. Hauppauge Digital, Inc. is our retail distribution partner for YourVideoOnTheWeb(TM).

    We have recently increased our advertising efforts. We intend to aggressively publicize our many products and services.

PRODUCTION AND SUPPLY

    We build our current products using contract manufacturers in the U.S. Our operations personnel in Dallas, Texas are responsible for parts planning, procurement and final testing and inspection to quality standards. We plan for most high-volume production to be handled through large OEMs or contract manufacturers.

    We have been and will continue to be dependent on third parties for the supply and manufacture of our components and electronic parts, including standard and custom-designed components. We generally do not maintain supply agreements with such third parties but instead purchase components and electronic parts pursuant to purchase orders in the ordinary course of business. We are substantially dependent on the ability of our third-party manufacturers and suppliers to meet our design, performance and quality specifications.

INSTALLATION, SERVICE AND MAINTENANCE

    Many of our products are customer installable. We provide third-party field installation and support. We maintain a small in-house technical support group and also depend on our resellers to install and service our products.

    We offer limited warranties covering workmanship and materials, during which period our resellers or we will replace parts or make repairs. We maintain an in-house staff of engineering personnel and offer telephone support to assist resellers and end-users during normal business hours.

    In addition, we enter into annual contracts with end-users to provide software and hardware maintenance on our products.

RESEARCH AND DEVELOPMENT

    We continue to focus on research and development activities related to video communications applications. Our recent development efforts have been devoted to the design and development of our products and software applications, primarily in the streaming sector (ViewCast(R) encoding and streaming services, and our Osprey(R) line of capture cards and codecs). These include media processing devices (CPUs, DSPs), operating system software, standard computer I/O interfaces, media devices, media API software, and application software. We will continue to make investments in core video technology and processing techniques, focusing on how to best apply the latest advancements in the industry into commercially viable products. In some cases, strategic partnerships will be utilized to offset some research and development costs.

    Several new products are scheduled for launch in 2000 in the Osprey(R) product family that will provide new I/O capabilities for streaming video applications, as well as products utilizing new video compression formats delivering higher quality video over digital networks. We believe these products will be competitive and feature unique capabilities that will enhance leading video applications. We believe these products will keep us in a leadership position in the marketplace.

    We are also focusing on maintaining the Viewpoint VBX(TM) as an architecturally viable product in the conferencing and distribution space, providing specific industry applications and the extension of support for new codecs.

    We will continue integration efforts with third party application software for our system products family. These new software tools are emerging as the industry continues to grow.

COMPETITION

    The market for video communication systems is highly competitive and characterized by the frequent introduction of new products based upon innovative technologies. We compete with numerous well-established manufacturers and suppliers of videoconferencing, networking, telecommunications and multimedia products, certain of which dominate the existing videoconferencing market for such products.

In addition, we are aware of others that are developing, and in some cases have introduced, new video communications systems.

    We are not aware of any direct competitors that compete in all of our product families and applications. However, among our direct competitors competing with one or more of our products or applications are Zydacron, Inc., VCON, Ltd., Winnov, LP., First Virtual Corporation, Picturetel Corporation, Video Network Communications, Inc., VTEL Corporation, Pinnacle Systems, Inc., Tandberg Inc., and Polycom, Inc. In addition, electronics manufacturers such as Intel Corp. and Cisco Systems, Inc. actively compete for business in this market.

PATENTS, COPYRIGHTS, TRADEMARKS AND PROPRIETARY INFORMATION

    We hold a U.S. patent covering certain aspects of compressed video. Although we do not believe this patent or any other patent is essential to our business operations, we may apply for additional patents relating to other aspects of our products. We also rely on copyright laws to protect our software applications, which we consider proprietary.

    We believe that product recognition is an important competitive factor and, accordingly, we promote the ViewCast(R), Osprey(R), YourVideoOnTheWeb(TM), ViewCast Online(TM), Viewpoint VBX(TM), and WorkFone(R) names, among others, in connection with our marketing activities, and have applied for or received trademark registration for such names. Our use of those marks may be subject to challenge by others, which, if successful, could have a material adverse effect on us.

    We also rely on confidentiality agreements with our directors, employees, consultants and manufacturers and employ various methods to protect the source codes, concepts, ideas, proprietary know-how and documentation of our proprietary technology. However, such methods may not afford us complete protection, and there can be no assurance that others will not independently develop similar know-how or obtain access to our know-how or software codes, concepts, ideas and documentation. Furthermore, although we have and expect to continue to have confidentiality agreements with our directors, employees, consultants, manufacturers, and appropriate vendors, there can be no assurance that such arrangements will adequately protect our trade secrets.

    We purchase certain components that are incorporated into our products from third-party suppliers and rely on their assurances that such components do not infringe on the patents of others. A successful claim against any components used in our products could affect our ability to manufacture, supply and support our products. We use commercially reasonable efforts to ensure third-party supplied components are non-infringing, but there can be no assurances against future claims.

GOVERNMENT REGULATION

    We are subject to Federal Communications Commission regulations relating to electromagnetic radiation from our products, which impose compliance burdens on us. In the event we redesign or otherwise modify our products or complete the development of new products, we will be required to comply with Federal Communications Commission regulations with respect to such products. Our foreign markets require us to comply with additional regulatory requirements.

EMPLOYEES

    As of February 29, 2000, we had eighty-six (86) employees, five (5) of whom are in executive positions, twenty-five (25) of whom are engaged in engineering, research and development, thirty-two (32) of whom are engaged in marketing and sales activities, eighteen (18) of whom are engaged in operations and six (6) of whom are in finance and administration. None of our employees are represented by a labor union. We consider our employee relations to be satisfactory.

ITEM 2.  DESCRIPTION OF PROPERTY

    Our executive offices and some of our sales, design and development activities are located in approximately 21,100 square feet of leased space in Dallas, Texas. The lease expires in August of 2000 and provides for a base annual rent of $316,512. Our assembly operations are located in approximately 4,065 square feet of leased space in Dallas, Texas. The lease expires in June of 2000 and provides for a base annual rent of $33,372. The leases expiring during 2000 will either be extended or new space will be obtained within the same geographic area.

    The Osprey(R) product design and development activities are located in approximately 11,800 square feet of leased space in Morrisville, North Carolina. The main lease for approximately 10,000 square feet expires in December 2002 and provides for a base annual rent of $99,000. The remaining 1,800 square feet expires in January of 2005 and provides for a base annual rent of $23,831. We also lease office space for a sales office in Fairfax, Virginia consisting of approximately 2,152 square feet of leased space. This lease expires in February 2001 and provides for base annual costs of $55,952. We believe that our facilities are adequate for our current and reasonable foreseeable future needs and our current facilities can accommodate expansion, as required.

ITEM 3.  LEGAL PROCEEDINGS

    We are not currently a party to any litigation that we believe could have a material adverse effect on us or our business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

COMMON STOCK PRICE RANGE

    Our Common Stock is traded on the Nasdaq under the symbol "VCST." Our Public Warrants are traded on the Nasdaq under the symbol "VCSTW." As of February 29, 2000, there were 15,205,607 shares of Common Stock and 2,609,817 Public Warrants outstanding. The following table sets forth, for the periods indicated, the high and low sales prices for the Common Stock and the Public Warrants on the Nasdaq. These over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. The trading market in our securities may at times be relatively illiquid due to low trading volume.

------------------------------------------------------------------------------
                                   COMMON STOCK            PUBLIC WARRANTS
------------------------------------------------------------------------------
FISCAL 1998                     HIGH          LOW         HIGH          LOW
------------------------------------------------------------------------------
1st Quarter                  $     5.00   $     3.00   $     1.88   $     0.88
------------------------------------------------------------------------------
2nd Quarter                        3.81         2.69         1.25         0.66
------------------------------------------------------------------------------
3rd Quarter                        3.50         1.81         0.88         0.34
------------------------------------------------------------------------------
4th Quarter                        3.69         0.88         1.69         0.25
------------------------------------------------------------------------------


------------------------------------------------------------------------------
                                   COMMON STOCK            PUBLIC WARRANTS
------------------------------------------------------------------------------
FISCAL 1999                     HIGH          LOW         HIGH          LOW
------------------------------------------------------------------------------
1st Quarter                  $     6.94   $     2.63   $     3.69   $     0.81
------------------------------------------------------------------------------
2nd Quarter                       17.38         4.84        13.38         2.13
------------------------------------------------------------------------------
3rd Quarter                       10.81         5.75         6.50         3.13
------------------------------------------------------------------------------
4th Quarter                        8.38         3.06         5.25         1.81
------------------------------------------------------------------------------

    On March 20, 2000, the last reported sales prices for the Common Stock and the Public Warrants as reported on the Nasdaq were $6.94 and $3.84, respectively.

DIVIDEND POLICY

    We have never paid cash dividends on our Common Stock. The Board of Directors does not anticipate paying cash dividends in the foreseeable future as it intends to retain future earnings to finance the expansion of our business and for general corporate purposes. The payment of future cash dividends will depend on such factors as our earnings levels, anticipated capital requirements, operating and financial condition, consent from our lenders and other factors deemed relevant by our Board of Directors.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    ViewCast enables video communication over the Internet and other networks through vertically-integrated components, systems, and turnkey solution products and services. We are a leading global provider of enterprise-wide, digital video communication solutions for both real-time and on-demand applications. We deliver innovative networked video solutions, as well as systems that can work with legacy video communication equipment. Our Osprey(R) video capture cards and codecs, ViewCast(R) Encoding and Streaming Video System and Viewpoint VBX(TM) System products deliver a wide array of video solutions for both digital and analog video communication systems.

    As a new initiative in the year 2000, we have added video content hosting services and will be providing professional services to meet the growing demand from public and private sector enterprises to add or extend video communications internally and externally. One of our hosting services, "YourVideoOnTheWeb(TM)", is a consumer product designed to bring streaming media capabilities to home users and small businesses enabling them to add video content to their web sites.

    Our customers acquire our solutions and products to enhance communication and productivity, reduce costs and increase customer service within corporations, educational networks, healthcare facilities, financial institutions and government agencies, as well as between those entities, their customers, vendors and others with whom they may communicate. Our customers use our products to enable them to broadcast video over computer networks (streaming video), deliver video from web sites (on-demand streaming video), provide interactive video communication (video conferencing), and distribute video within a network. We market, install and support our products either directly or through arrangements with leading OEMs, system integrators, leading resellers and application developers worldwide.

    To reflect the growing importance of the Internet as a means of transmitting video, on April 8, 1999, we changed our name to ViewCast.com, Inc. from MultiMedia Access Corporation. As part of a strategic emphasis on sales, marketing and strategic planning, we added three senior executives within the last five months: President and Chief Executive Officer George C. Platt, Senior Vice President of Sales and Marketing Harry E. Bruner, and Chief Financial Officer Laurie L. Latham. These executives are now leading the organization along with certain of our continuing executives, including Neal Page, Vice President/General Manager of Osprey(R) Technologies Division and David T. Stoner, Vice President of Operations. These management changes reflect our commitment to the new strategies formulated for our existing and new markets.

RESULTS OF OPERATIONS

    YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998.

    Net Sales. Net sales for the year ended December 31, 1999 decreased 9.4% to $7,270,080 from $8,027,948 reported in 1998. The decrease can be attributed to a decline in revenues for our video distribution systems offset in part by increased revenues for our video peripheral and video streaming products during 1999 compared to 1998.

    During the year ended December 31, 1999, sales of Osprey(R) video peripheral products increased 38.4% over 1998 and represented 69.5% of total 1999 revenues, compared to 45.5% of total revenues in 1998. Sales of ViewCast(R) video encoder and video streaming systems represented 7.2% of total revenues since their launch in the first quarter of 1999. Sales of Viewpoint VBX(TM) video distribution systems decreased 63.8% in 1999, compared to 1998 and represented approximately 21% of total 1999 revenues, compared to 52.6% of total revenues in 1998. The decline in Viewpoint VBX(TM) system sales can be attributed to a sharp decrease in sales from two of our largest Viewpoint VBX(TM) resellers, who changed the strategic focus of their companies, compounded by the loss of sales representatives and directional leadership during our reorganization efforts. To stimulate Viewpoint VBX(TM) sales in 2000, we have released new Viewpoint VBX(TM) product enhancements and added a direct sales force to target specific vertical markets.

    Cost of Goods Sold. Cost of goods sold decreased $232,751 to $3,948,377 for the year ended December 31, 1999 compared to 1998 primarily due to the decrease in Viewpoint VBX(TM) video distribution sales described above. Our consolidated gross profit margin for 1999 was 45.7%, representing a slight decline from the 47.9% margin reported during 1998. Excluding a charge of $275,000 to record a lower of cost or market adjustment to inventory as a result of a new contractual pricing from one of our major suppliers, gross profit margins showed an increase of approximately 1.6% over 1998 levels due to improved product designs, manufacturing efficiencies and direct sales of our Viewpoint VBX(TM) video systems. Management expects profit margins to fluctuate based on product mix, but over extended periods anticipates its margins will remain in the range of 46% -- 52%.

    Selling, General and Administrative Expense. Selling, general, and administrative expense decreased to $7,543,409 for the year ended December 31, 1999 from $8,352,476 reported during 1998 primarily due to our restructuring efforts instituted in the fourth quarter of 1999 to reduce our sales staff and sales administrative costs. The savings generated from the reduced sales expenses during 1999 were offset in part by increases in marketing and customer support expenditures. Administrative expenses during 1999 increased slightly over 1998 levels after excluding the effects of a $610,000 bad debt write-off in 1998 that arose when a reseller failed to meet its financial obligations.

    Research and Development Expense. Research and development expense decreased $159,341 or 5.2% to $2,930,761 during 1999 compared to 1998, principally due to development staff reductions initiated during the fourth quarter of 1998.

    Other Income (Expense). For the year ended December 31, 1999, other income (expense) decreased $139,587 to $704,121, primarily due to an increase in interest income generated by higher average cash and cash equivalent balances during the year. Interest expense increased approximately 8.7% over 1998 levels due principally to the amortization of debt issue costs and interest associated with our line of credit financing consummated in October 1998.

LIQUIDITY AND CAPITAL RESOURCES

    Our primary sources of funds for conducting our business activities are from sales of our products and from the sale of debt and equity securities. We require liquidity and working capital primarily to fund operating losses, increases in inventories and accounts receivable associated with sales growth, development of our products, debt service and for capital expenditures.

    Net cash used in operating activities for the year ended December 31, 1999 was $8,471,721 resulting primarily from a net loss of $8,473,674, which includes non-cash operating expenses of $1,266,584, and changes in operating assets and liabilities of $1,264,631.

    Investing activities during 1999 utilized cash of $571,187 for capital expenditures for computer equipment, test equipment and purchased software to aid in the marketing, development and testing of our products.

    During the year ended December 31, 1999, financing activities generated cash in the amount of $12,919,097 resulting principally from the completion of our private placement of Series B Convertible Preferred Stock which provided net proceeds of $8,834,346. During 1999, we also received proceeds of $5,486,678 from the exercise of options and warrants and utilized cash in the amount of $1,501,737 to retire short-term debt.

    During September of 1998, we entered into a strategic business relationship with TekInsight.com, Inc. ("TEKS"), formerly Tadeo Holdings, Inc., that involved a stock purchase agreement whereby we acquired 1,240,310 shares of TEKS common stock in exchange for 1,000,000 shares of our Common Stock. Because all of the TEKS shares held by us will be available for trading under Rule 144 of the Securities and Exchange Commission prior to December 31, 2000, we have presented those shares at their fair market value on the balance sheet as of December 31, 1999. The quoted market price of TEKS registered common stock at December 31, 1999 and March 20, 2000 was $2.75 and $5.38 per share, respectively.

    At December 31, 1999, we had working capital of $7,575,154 compared to $1,452,778 at December 31, 1998 and cash and cash equivalents of $4,315,980 at December 31, 1999 compared to $439,791 at December 31, 1998. We experienced an overall decrease in sales during 1999 and anticipate that losses will continue during 2000 and until such time as profit margins from the sales of our products exceed our development, selling, administrative and financing costs. In October of 1998, we entered into a working capital line of credit financing arrangement for up to $9,000,000 with an entity controlled by one of our principal stockholders, who is now also our Chairman of the Board. The availability of funds under this facility is subject to certain borrowing base limitations based principally on outstanding accounts receivable and inventory. At December 31, 1999, we had utilized $2.41 million of this facility and may further utilize the facility to fund future growth. Additionally, during January and February of 2000, we received proceeds of $1,863,828 from the exercise of 621,276 private warrants to purchase our Common Stock at $3.00 per share.

    Should all the 2,609,817 redeemable public warrants and 1,466,664 redeemable private warrants outstanding at December 31, 1999, be exercised, our proceeds would aggregate $18,344,407. Each redeemable warrant entitles the warrant holder to purchase 1.074 shares of Common Stock for $4.50 resulting in an effective exercise price of $4.19 per share of Common Stock.

    During 2000, we expect to significantly increase our sales, marketing and public relations efforts to promote both our new and existing product offerings, and anticipate that additional capital will be required in the latter part of 2000 to effectively do so. We have had preliminary discussions with several potential sources of additional financing and may seek additional financing to provide working capital in the future. Such financing may include the issuance of convertible debt, convertible preferred stock or other equity securities in exchange for a cash investment in us. There can be no assurance that any such additional financing will be available to us on acceptable terms, or at all. Additional equity financing may involve substantial dilution to our then existing stockholders. In the event we are unable to raise additional capital, we may be required to substantially reduce or curtail our activities.

    At December 31, 1999, we had no material commitments for capital expenditures.


YEAR 2000 COMPLIANCE

    In prior years, we discussed the nature and progress of our plans to become Year 2000 ready. In late 1999, we completed our remediation and testing of systems. As a result of those planning and implementation efforts, we experienced no significant disruptions in mission critical information technology and non-information technology systems and believe those systems successfully responded to the Year 2000 date change. We expensed approximately $15,000 during 1999 in connection with remediating our systems. We are not aware of any material problems resulting from Year 2000 issues, either with our products, our internal systems, or the products and services of third parties. We will continue to monitor our mission critical computer applications and those of our suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

ITEM 7.  FINANCIAL STATEMENTS

                       VIEWCAST.COM, INC. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS




Report of Independent Auditors..........................................19

Consolidated Balance Sheets at December 31, 1998 and 1999...............20

Consolidated Statements of Operations for the years ended
 December 31, 1998 and 1999.............................................21

Consolidated Statements of Stockholders' Equity for the
 years ended December 31, 1998 and 1999.................................22

Consolidated Statements of Cash Flows for the years ended
 December 31, 1998 and 1999.............................................23

Notes to Consolidated Financial Statements..............................24

                         Report of Independent Auditors

The Board of Directors
ViewCast.com, Inc.

We have audited the accompanying consolidated balance sheets of ViewCast.com, Inc. and subsidiaries as of December 31, 1998 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ViewCast.com, Inc. and subsidiaries at December 31, 1998 and 1999, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.




Dallas, Texas                                   ERNST & YOUNG LLP
February 18, 2000

                       VIEWCAST.COM, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                    DECEMBER 31,
                                                                            ----------------------------
                                                                                 1998            1999
                                                                            ------------    ------------
                               ASSETS
Current assets:
  Cash and cash equivalents                                                 $    439,791    $  4,315,980
  Available-for-sale securities                                                       --       3,410,853
  Accounts receivable, less allowance for  doubtful accounts of
    $823,000 and $117,000 at December 31, 1998 and 1999, respectively          1,839,783       1,386,395
  Stock subscription receivable                                                3,400,000              --
  Inventory                                                                    3,110,588       2,526,096
  Prepaid expenses                                                                90,646          93,598
  Deferred charges, principally deferred debt issue costs                        568,252              --
                                                                            ------------    ------------
      Total current assets                                                     9,449,060      11,732,922

Property and equipment, net                                                    1,382,044       1,338,143
Software development costs, net                                                  431,500         429,502
Deferred charges                                                                 213,048              --
Investment in equity securities                                                2,000,000              --
Deposits                                                                         135,938          64,815
                                                                            ------------    ------------

      Total assets                                                          $ 13,611,590    $ 13,565,382
                                                                            ============    ============

                LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                          $  2,847,807    $    662,247
  Accrued compensation                                                           326,169         418,360
  Deferred revenue                                                               157,891         270,779
  Accrued restructuring charges                                                  275,000              --
  Other accrued liabilities                                                      488,337         392,713
  Short-term debt, officer                                                        96,285              --
  Shareholder line of credit                                                   3,687,513       2,408,827
  Short-term debt, other                                                         117,280           4,842
                                                                            ------------    ------------
      Total current liabilities                                                7,996,282       4,157,768

Long-term debt                                                                 1,360,000              --

Commitments

Stockholders' equity:
  Convertible preferred stock, $.0001 par value:
    Authorized shares - 5,000,000
      Series A - issued and outstanding shares - 334,000 and none at
          December, 31, 1998 and 1999, respectively                                   33              --
      Series B - issued and outstanding shares - 400,000 and 945,000
          at December 31, 1998 and 1999, respectively                                 40              95
  Common stock, $.0001 par value:
    Authorized shares - 30,000,000 and 40,000,000 at
      December 31, 1998 and 1999, respectively
    Issued and outstanding shares -  11,324,974 and 14,624,898
      at December 31, 1998 and 1999, respectively                                  1,132           1,463
  Additional paid-in capital                                                  31,947,418      44,889,810
  Unrealized gain on securities reported at fair value and accumulated
      other comprehensive income                                                      --       1,410,853
  Accumulated deficit                                                        (27,681,409)    (36,882,701)
  Treasury stock,  261,497 shares at December 31, 1998 and 1999                  (11,906)        (11,906)
                                                                            ------------    ------------
      Total stockholders' equity                                               4,255,308       9,407,614
                                                                            ------------    ------------

      Total liabilities and stockholders' equity                            $ 13,611,590    $ 13,565,382
                                                                            ============    ============


                             See accompanying notes.

                       VIEWCAST.COM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                              YEAR ENDED DECEMBER 31,
                                           ----------------------------
                                               1998            1999
                                           ------------    ------------
NET SALES                                  $  8,027,948    $  7,270,080

Cost of goods sold                            4,181,128       3,948,377
                                           ------------    ------------

GROSS PROFIT                                  3,846,820       3,321,703

Operating expenses:
  Selling, general and administrative         8,352,476       7,543,409
  Research and development                    3,090,102       2,930,761
  Restructuring charge                          402,800              --
  Depreciation and amortization                 524,427         617,086
                                           ------------    ------------
      Total operating expenses               12,369,805      11,091,256
                                           ------------    ------------

OPERATING LOSS                               (8,522,985)     (7,769,553)

Other income (expense):
  Dividend and interest income                   34,117         249,985
  Interest expense                             (877,873)       (954,168)
  Other                                              48              62
                                           ------------    ------------
      Total other income (expense)             (843,708)       (704,121)
                                           ------------    ------------

NET LOSS                                   $ (9,366,693)   $ (8,473,674)
                                           ============    ============

NET LOSS PER SHARE - BASIC AND DILUTED     $      (1.02)   $      (0.71)
                                           ============    ============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
   outstanding                                9,367,537      13,105,884
                                           ============    ============

                             See accompanying notes.

                       VIEWCAST.COM, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1999

                                                   CONVERTIBLE                              ADDITIONAL
                                                 PREFERRED STOCK         COMMON STOCK        PAID-IN
                                               SHARES     PAR VALUE    SHARES    PAR VALUE   CAPITAL
                                             ----------   ---------  ----------  --------- ------------
BALANCE,  DECEMBER 31, 1997                          --    $   --     8,995,455   $  900   $ 19,628,703

  Conversion of long-term debt to
    convertible preferred stock - Series A      364,000        36            --       --      2,903,604

  Sale of convertible preferred stock -
     Series B                                   400,000        40            --       --      3,999,960

  Conversion of convertible preferred
     stock - Series A to common stock           (30,000)       (3)       82,770        8             (5)

  Common stock issued in exchange
     for equity securities                           --        --     1,000,000      100      1,999,900

  Exercise of options and warrants                   --        --     1,043,374      104      2,185,392

  Sale of common stock, employee
     stock purchase plan                             --        --        73,787        7        139,109

  Value of options and warrants
      issued for consulting services                 --        --            --       --        461,851

  Warrants issued for inducement
     of debt                                         --        --            --       --        266,000

  Accelerated vesting of employee
     stock options in connection with
     restructuring                                   --        --            --       --        127,800

  Common stock issued for
     consulting services                             --        --        73,443        7        133,389

  Convertible preferred stock
     dividends - Series A                            --        --        56,145        6        101,715

  Net loss and comprehensive loss                    --        --            --       --             --

                                             ----------    ------    ----------   ------   ------------
BALANCE,  DECEMBER 31, 1998                     734,000        73    11,324,974    1,132     31,947,418

  Sale of convertible preferred stock -
     Series B, net                              545,000        55            --       --      5,434,291

  Conversion of convertible preferred
     stock - Series A to common stock          (334,000)      (33)      921,505       92            (59)

  Conversion of 8% convertible notes
     to common stock                                 --        --       317,313       32      1,162,818

  Exercise of options and warrants                   --        --     1,885,332      189      5,486,491

  Value of options and warrants
      issued for consulting services                 --        --            --       --         65,347

  Sale of common stock, employee
     stock purchase plan                             --        --        44,220        4         99,806

  Other                                              --        --            --       --        (14,330)

  Convertible preferred stock
     dividends - Series A and B                      --        --       131,554       14        708,028

  Unrealized gain on securities reported
     at fair value                                   --        --            --       --             --
  Net loss                                           --        --            --       --             --

          Comprehensive loss

                                             ----------    ------    ----------   ------   ------------
BALANCE,  DECEMBER 31, 1999                     945,000    $   95    14,624,898   $1,463   $ 44,889,810
                                             ==========    ======    ==========   ======   ============

                                                OTHER                                     TOTAL
                                            COMPREHENSIVE  ACCUMULATED     TREASURY   STOCKHOLDERS'
                                                INCOME        DEFICIT       STOCK        EQUITY
                                            -------------  ------------    --------   -------------
BALANCE,  DECEMBER 31, 1997                   $       --   $(18,199,433)   $(11,906)   $ 1,418,264

  Conversion of long-term debt to
    convertible preferred stock - Series A            --             --          --      2,903,640

  Sale of convertible preferred stock -
     Series B                                         --             --          --      4,000,000

  Conversion of convertible preferred
     stock - Series A to common stock                 --             --          --             --

  Common stock issued in exchange
     for equity securities                            --             --          --      2,000,000

  Exercise of options and warrants                    --             --          --      2,185,496

  Sale of common stock, employee
     stock purchase plan                              --             --          --        139,116

  Value of options and warrants
      issued for consulting services                  --             --          --        461,851

  Warrants issued for inducement
     of debt                                          --             --          --        266,000

  Accelerated vesting of employee
     stock options in connection with
     restructuring                                    --             --          --        127,800

  Common stock issued for
     consulting services                              --             --          --        133,396

  Convertible preferred stock
     dividends - Series A                             --       (115,283)         --        (13,562)

  Net loss and comprehensive loss                     --     (9,366,693)         --     (9,366,693)

                                              ----------   ------------    --------    -----------
BALANCE,  DECEMBER 31, 1998                           --    (27,681,409)    (11,906)     4,255,308

  Sale of convertible preferred stock -
     Series B, net                                    --             --          --      5,434,346

  Conversion of convertible preferred
     stock - Series A to common stock                 --             --          --             --

  Conversion of 8% convertible notes
     to common stock                                  --             --          --      1,162,850

  Exercise of options and warrants                    --             --          --      5,486,680

  Value of options and warrants
      issued for consulting services                  --             --          --         65,347

  Sale of common stock, employee
     stock purchase plan                              --             --          --         99,810

  Other                                               --             --          --        (14,330)

  Convertible preferred stock
     dividends - Series A and B                       --       (727,618)         --        (19,576)

  Unrealized gain on securities reported
     at fair value                             1,410,853             --          --      1,410,853
  Net loss                                            --     (8,473,674)         --     (8,473,674)
                                                                                       -----------
          Comprehensive loss                                                            (7,062,821)

                                              ----------   ------------    --------    -----------
BALANCE,  DECEMBER 31, 1999                   $1,410,853   $(36,882,701)   $(11,906)   $ 9,407,614
                                              ==========   ============    ========    ===========


                             See accompanying notes.

                       VIEWCAST.COM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                         YEAR ENDED DECEMBER 31,
                                                                    -------------------------------
                                                                        1998               1999
                                                                    ------------       ------------
OPERATING ACTIVITIES:
  Net loss                                                          $ (9,366,693)      $ (8,473,674)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depreciation of fixed assets                                       380,742            496,169
      Amortization of software development costs                         143,685            120,917
      Non-cash charges to interest expense                               289,885            584,151
      Non-cash charge to restructuring costs                             127,800                 --
      Non-cash consulting fees exchanged for options, warrants
         and common stock                                                595,247             65,347
      Changes in operating assets and liabilities:
        Accounts receivable                                             (644,553)           453,388
        Inventory                                                     (1,348,402)           584,492
        Prepaid expenses                                                 (15,550)            (2,952)
        Deferred charges                                                (598,132)                --
        Deposits                                                         (98,947)            71,123
        Accounts payable                                               2,088,488         (2,185,560)
        Accrued compensation                                              12,535             92,191
        Accrued restructuring charges                                    275,000           (275,000)
        Deferred revenue                                                 105,107            112,888
        Other accrued liabilities                                        131,723           (115,201)
                                                                    ------------       ------------
               Net cash used in operating activities                  (7,922,065)        (8,471,721)
                                                                    ------------       ------------

INVESTING ACTIVITIES:
  Purchase of property and equipment, net                               (885,350)          (452,268)
  Software development costs                                            (371,323)          (118,919)
  Other                                                                       --                 --
                                                                    ------------       ------------
               Net cash used in investing activities                  (1,256,673)          (571,187)
                                                                    ------------       ------------

FINANCING ACTIVITIES:
  Net proceeds from convertible preferred stock - Series B               600,000          8,834,346
  Net proceeds from shareholder line of credit                         3,687,513                 --
  Repayment of short-term debt-officer                                  (214,958)           (96,285)
  Repayment of shareholder line of credit, net                                --         (1,278,685)
  Short-term debt, other                                                 104,160           (126,767)
  Proceeds from exercise of options and warrants                       2,185,496          5,486,678
  Net proceeds from sale of common stock and warrants                    139,116             99,810
                                                                    ------------       ------------
               Net cash provided by financing activities               6,501,327         12,919,097
                                                                    ------------       ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                  (2,677,411)         3,876,189

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                         3,117,202            439,791
                                                                    ------------       ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                            $    439,791       $  4,315,980
                                                                    ============       ============



                            See accompanying notes.

                       VIEWCAST.COM, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


1. THE COMPANY AND DESCRIPTION OF BUSINESS

    The accompanying consolidated financial statements include the accounts of ViewCast.com, Inc. (VCST), and its wholly-owned subsidiaries, Viewpoint Systems, Inc. (Viewpoint), VideoWare, Inc. (VideoWare) and Osprey Technologies, Inc. (Osprey) (collectively, the Company). The Company operates in one business segment and is engaged in designing, developing and marketing advanced, standards-based video products that enable video communication over the Internet and corporate networks. The Company's Viewpoint VBX(TM) video distribution system, Osprey(R) line of video peripheral products and video compression-decompression cards and ViewCast(R) line of Internet encoding and streaming video servers deliver business applications for video conferencing, video broadcasting, video-based training, distance learning, telemedicine, surveillance and Internet and intranet video communications. The Company markets its products directly to end-users, through original equipment manufacturers, value-added resellers and computer system integrators, worldwide. Effective April 8, 1999, the Company changed its name from MultiMedia Access Corporation to ViewCast.com, Inc. to better reflect its current and anticipated future business operations. Accordingly, prior references to MultiMedia Access Corporation in the accompanying financial statements and notes have been changed to reflect the Company's new name.


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

PROPERTY AND EQUIPMENT

    Property and equipment is recorded at cost. Depreciation is determined using the straight-line method over the estimated useful lives, generally three to five years, of the related assets. Leasehold improvements are amortized over the lives of the related leases. Expenditures for repairs and maintenance are charged to operations as incurred; renewals and betterments are capitalized.

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

NET LOSS PER SHARE

    Basic earnings per share is calculated by dividing net loss by the number of weighted average common shares outstanding for the period. Since the Company has reported net losses for all periods presented, the computation of diluted loss per share excludes the effects of convertible debt, options, and warrants since their effect is anti-dilutive. (See Note 10.)

    Loss per share calculations for the years ended December 31, 1998 and 1999 are as follows:

                                                                    YEAR ENDED
                                                                   DECEMBER 31,
                                                        -----------------------------------
                                                             1998               1999
                                                        ---------------    ----------------
     Net loss                                           $    (9,366,693)   $     (8,473,674)

     Preferred dividends and accretion of
       issue costs                                            (175,945)            (778,381)
                                                        ---------------    ----------------

     Net loss applicable to common shareholders         $    (9,542,638)   $     (9,252,055)
                                                        ===============    ================

     Weighted average number of common shares
        outstanding                                          9,367,537           13,105,884
                                                        ===============    ================

     Loss per share as reported in the financial
       statements: basic and diluted                    $         (1.02)   $          (0.71)
                                                        ===============    ================


DEFERRED CHARGES AND OTHER ASSETS

    Deferred charges at December 31, 1998 consisted of legal, accounting and lead manager fees and expenses associated with the issuance of 8% senior convertible notes in December 1997 as well as fees and expenses associated with the procurement of a $9 million working capital credit facility in October of 1998. During August 1998, the Company exchanged $3.64 million of its 8% senior convertible notes for newly created shares of Series A convertible preferred stock and, accordingly, a proportionate share of issue costs in the amount $736,359 were charged against the exchange proceeds. Net debt issue costs at December 31, 1998 were $781,300 of which $568,252 was classified as current. During 1999, $197,149 of issue costs associated with the conversion of 8% senior convertible notes to common stock of the Company, was charged against additional paid-in capital.

    Deferred charges amortized to interest expense for the years ended December 31, 1998 and 1999 were $289,885, and $584,151, respectively.

                       VIEWCAST.COM, INC. AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


CONCENTRATION OF CREDIT RISK

    Financial instruments that potentially subject the Company to credit risk consist principally of cash, cash equivalents and trade accounts receivable. The Company invests its cash and cash equivalents with a Texas commercial bank and a commercial brokerage firm. The brokerage firm maintains accounts in several banks throughout the country and in government securities. The Company sells its products and services primarily to distributors and resellers without requiring collateral; however, the Company routinely assesses the financial condition of its customers and maintains allowances for anticipated losses. During the years ended December 31, 1998 and 1999, three customers accounted for 41% and one customer accounted for 23% of total consolidated revenues, respectively. Balances due from these customers at December 31, 1998 and 1999 represented 39% and 8% of net accounts receivable, respectively. The receivable was written off against the reserve at December 31, 1999. The Company believes it has no significant credit risk in excess of provided reserves.

USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

INCOME TAXES

    The Company utilizes the liability method of accounting for income taxes wherein deferred tax assets and liabilities are determined based upon the differences between the financial statement and tax bases of assets and liabilities, as measured by enacted tax rates expected to be in effect when these differences reverse.

ADVERTISING COSTS

    Advertising costs are expensed as incurred. Advertising expense for the years ended December 31, 1998 and 1999 was $353,024 and $448,859, respectively.

FAIR VALUE OF FINANCIAL INSTRUMENTS

    The Company believes that the carrying amount of certain of its financial instruments, which include cash equivalents, accounts receivable, accounts payable, short-term debt and accrued expenses approximate fair value due to the short-term maturities of these instruments. At December 31, 1999, available-for-sale securities consist of the investment in equity securities of a strategic business alliance partner, and are stated at fair market value as determined by quoted market prices. Gross unrealized gains, which have been included as a separate component of stockholders' equity, were $1,410,853 at December 31, 1999. No unrealized holding gains or losses were included in earnings during the years ended December 31, 1998 and 1999 (See Note 5).

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

                       VIEWCAST.COM, INC. AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)




SEGMENT REPORTING

    Under Statement of Financial Accounting Standards No. 131 (SFAS 131), Disclosures about Segments of an Enterprise and Related Information, the Company operated, for all periods presented, in a single segment.

COMPREHENSIVE INCOME

    Statement of Financial Accounting Standards No. 130 (SFAS 130), Reporting Comprehensive Income requires that total comprehensive income be disclosed with equal prominence as net income and earnings per share. Comprehensive income is defined as changes in stockholders' equity exclusive of transactions with owners such as capital contributions and dividends. The Company had no elements of comprehensive income during the year ended December 31, 1998. At December 31, 1999, the Company had gross unrealized gains on available-for-sale securities of $1,410,853 (See Note 5).

IMPAIRMENT OF LONG-LIVED ASSETS

    In accordance with Statement of Financial Accounting Standards No. 121 (SFAS
121), Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, the Company reviews its long-lived assets for impairment when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. This review consists of a comparison of the carrying value of the asset with the asset's expected future undiscounted cash flows without interest costs. Estimates of expected future cash flows represent management's best estimate based on reasonable and supportable assumptions and projections. If the expected future cash flow exceeds the carrying value of the asset, no impairment is recognized. If the carrying value of the asset exceeds the expected future cash flows, impairment is measured by the excess of the carrying value over the fair value of the asset. Any impairment provisions recognized are permanent and may not be restored in the future. Impairment expense of $30,000 was recognized in 1998, and is included as a component of the 1998 restructuring charge (See Note 3). The Company recognized no material impairment expense during 1999.

NEW ACCOUNTING STANDARDS

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (SFAS 133), Accounting for Derivative Instruments and Hedging Activities. SFAS 133 is effective commencing in the Company's fiscal year 2001. SFAS 133 requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and the type of hedge transaction. The ineffective portion of all hedges will be recognized in earnings. The Company's management is currently evaluating the impact of the statement.

3.  BUSINESS RESTRUCTURING

    Results of operations for 1998 include charges of $402,800 for resizing and restructuring the Company's operations and workforce. The charges were recorded in the fourth quarter of 1998 in accordance with a plan of restructuring approved by the Company's Board of Directors. Charges included severance costs for work force reductions of 16 employees including two Executive Officers of the Company, closure of three sales offices and losses on impairment of certain assets. Personnel reductions were made in the Company's sales, development and finance and administration departments in an effort to reduce operating expenses. At December 31, 1998 the Company had $275,000 of accrued restructuring charges consisting principally of severance that was paid during 1999.

                       VIEWCAST.COM, INC. AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



4.  INVENTORY

    Inventory consists of the following:

                                      DECEMBER 31,
                              --------------------------
                                 1998            1999
                              ----------      ----------
     Purchased materials      $  815,999      $  766,553
     Work in progress            108,639              --
     Finished goods            2,185,950       1,759,543
                              ----------      ----------
                              $3,110,588      $2,526,096
                              ==========      ==========

    Inventory at December 31, 1998 and 1999 is presented net of reserves of $199,255 and $346,153 for obsolete, slow moving and damaged inventory.

5. INVESTMENT IN EQUITY SECURITIES

    In September 1998, the Company entered into a strategic business alliance with TEKS that included a stock purchase agreement whereby the Company acquired 1,240,310 shares of TEKS common stock in exchange for 1,000,000 shares of the Company's common stock. As specified in the purchase agreement, the number of shares exchanged was determined by dividing $2,000,000 by the average closing price per share of each company's common stock for the five trading days prior to September 24, 1998. The shares issued by the Company and TEKS are not registered under the Securities Act of 1933, as amended, and may not be sold, transferred or otherwise distributed in the absence of such registration or an applicable exemption therefrom.

    At December 31, 1998, the Company valued its entire investment in TEKS common stock at cost due to limitations imposed by Rule 144 of the Securities and Exchange Commission limiting all trading for the first two years that the stock is held. At December 31, 1999, all TEKS common stock will be available for sale within the next twelve months; and accordingly, it has been classified as a current asset and stated at fair market value of $2.75 per share as determined by quoted market prices. At February 18, 2000, the quoted market price of TEKS registered shares was $4.43.

6. PROPERTY AND EQUIPMENT

    Property and equipment, at cost, consists of the following:

                                              DECEMBER 31,
                                    -----------------------------
                                        1998              1999
                                    -----------       -----------
Computer equipment                  $ 1,397,444       $ 1,702,786
Software                                374,403           471,103
Leasehold improvements                  100,779           100,779
Office furniture and equipment          441,080           491,227
                                    -----------       -----------
                                      2,313,706         2,765,895
Less accumulated depreciation
  and amortization                     (931,662)       (1,427,752)
                                    -----------       -----------
                                    $ 1,382,044       $ 1,338,143
                                    ===========       ===========

                       VIEWCAST.COM, INC. AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



7. SHORT-TERM DEBT

    Short-term debt consists of the following:

                                                                       DECEMBER 31,
                                                                 --------------------------
                                                                     1998            1999
                                                                 ----------      ----------
     OFFICER:
       Unsecured note payable to an officer and affiliate
        of the Company, due on demand with interest at 15%       $   96,285              --
                                                                 ==========      ==========

     OTHER:
       Fully secured $9,000,000 working capital credit
        facility payable to a principal shareholder of the
        Company, with interest payable monthly at 12%            $3,687,513      $2,408,827

       Other                                                        117,280           4,842
                                                                 ----------      ----------
                                                                 $3,804,793      $2,413,669
                                                                 ==========      ==========

    In October 1998, the Company entered into a working capital line of credit facility for up to $9 million with an entity controlled by one of its principal shareholders, H.T. Ardinger, Jr. This one year, renewable facility, which contains terms more favorable than the Company's prior facility, bears interest at 12% per annum and is secured by all assets of the Company. The availability of funds under this facility is subject to certain borrowing base limitations based principally on qualifying accounts receivable and inventory. A portion of the proceeds from this facility was used to retire the Texas commercial bank line of credit. As an incentive to advance the line of credit, Mr. Ardinger was issued 200,000 three-year warrants to purchase Company stock at $4.50 per share. The value of the warrants of $1.33 per share, as determined using the Black-Sholes option valuation model, is being charged to interest expense over the term of the note.

    At December 31, 1998, the Company had $96,285 of 15% notes outstanding to its former Chief Executive Officer. The 15% notes were due on demand with interest payable monthly and were paid during January 1999.

    Interest paid was $528,301 and $422,169 for the years ended December 31, 1998 and 1999, respectively.

8. LONG-TERM DEBT

    Long-term debt consists of the following:

                                                                   DECEMBER 31,
                                                            --------------------------
                                                                1998          1999
                                                            -----------    -----------
      Senior 8% convertible notes issued December 9, 1997
        due December 2002 with interest payable
        semi-annually in arrears.                           $ 1,360,000    $        --
                                                            ===========    ===========


    On December 9, 1997 the Company sold $5,000,000 aggregate principal amount of 8% senior convertible notes due 2002 (the "Notes") at an initial offering price of 100% of the principal amount thereof, less 8% gross commission. The Notes were convertible to common stock of the Company at the initial conversion price of $4.625 per share. The Notes ranked senior to all existing and future subordinated obligations and ranked pari passu with all senior indebtedness of the Company, except to the extent of any collateral securing such debt. Lead managers in connection with the Notes offering received 108,108

                       VIEWCAST.COM, INC. AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



warrants to purchase Company stock at an exercise price of $4.625 per share. In December 1997, the Company received net proceeds of $4,168,000 from the Notes offering.

     In August 1998, the Company exchanged $3,640,000 of its 8% senior convertible notes for 364,000 shares of a newly created Series A convertible preferred stock. The Series A preferred stock carried a dividend of 8.5% per year payable in cash or common stock of the Company, at the Company's option, and was convertible into Common Stock of the Company at a fixed conversion price of $3.625 per share (subject to certain conditions).

     In February through April 1999, holders of $1,360,000 principal amount of 8% convertible notes exchanged their notes for 317,313 shares of common stock of the Company at conversion prices ranging from of $3.625 to $4.625 per share completing the exchange of all 8% convertible notes outstanding at December 31, 1998.

9. INCOME TAXES

    The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109), Accounting for Income Taxes. SFAS 109 requires a valuation allowance to be recorded when it is "more likely than not that some portion or all of the deferred tax assets will not be realized." In the opinion of management, realization of the Company's net operating loss carryforward is not reasonably assured, and a valuation allowance of $9,327,000 and $12,492,000 has been provided against deferred tax assets in excess of deferred tax liabilities in the accompanying consolidated financial statements at December 31, 1998 and 1999, respectively.


    The components of the Company's net deferred taxes are as follows:

                                                                                    DECEMBER 31,
                                                                         -------------------------------
                                                                             1998               1999
                                                                         ------------       ------------
     Deferred tax assets:
          Net operating loss carryforward                                $  8,182,000       $ 11,830,000
          Revenue deferred for financial statements, recognized
             for tax                                                           38,000             80,000
          Excess of tax over financial statement basis of
             patent                                                            33,000             30,000
          Accruals deductible for tax purposes when paid                      606,000            399,000
          Excess of  tax over financial statement basis of software
             development costs                                                532,000            754,000
                                                                         ------------       ------------
                    Total deferred tax assets                               9,391,000         13,093,000
     Less: valuation allowance                                             (9,327,000)       (12,492,000)
                                                                         ------------       ------------
                                                                               64,000            601,000
     Deferred tax liabilities:
         Excess of financial statement over tax basis of
           of property and equipment                                           64,000            480,000
                                                                         ------------       ------------
                    Total deferred tax liabilities                             64,000            121,000
                                                                         ============       ============
     Net deferred taxes                                                  $         --       $         --
                                                                         ============       ============

                       VIEWCAST.COM, INC. AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


     A reconciliation between the federal income tax benefit calculated by applying U.S. federal statutory rates to net loss and the absence of a tax benefit reported in the accompanying consolidated financial statements is as follows:

                                                                   DECEMBER 31,
                                                          -----------------------------
                                                              1998              1999
                                                          -----------       -----------
U.S. federal statutory rate applied to pretax loss        $(3,185,000)      $(2,881,000)
State tax net of federal benefit                             (281,000)         (219,000)
Change in valuation allowance                               2,611,000         3,165,000
Net operating loss carryforward adjustment                    734,000          (761,000)
Unrealized gain on securities reported at fair value               --           480,000
Other                                                         121,000           216,000
                                                          -----------       -----------
                                                          $        --       $        --
                                                          ===========       ===========

     At December 31, 1999 the Company has federal income tax net operating loss carryforwards of approximately $31,400,000 which expire as follows:

                          YEAR
                          ENDED          AMOUNT
                          -----          ------
                           2009       $ 2,700,000
                           2010         4,700,000
                           2011         4,000,000
                           2012         5,200,000
                           2018         7,400,000
                           2019         7,400,000

     The Company is subject to limitations existing under Internal Revenue Code
Section 382 (Change of Control) relating to the availability of the operating loss carryforward. Beginning with 1994, utilization of approximately $21,000,000 of the carryforward is subject to annual limitations.

     No income taxes were paid during the years ended December 31, 1998 and 1999.

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

    In December 1998 through February 1999, the Company received net proceeds of $8,834,346 from the private placement of 945,000 shares of a newly created Series B convertible preferred stock at $10 per share. Two principal shareholders of the Company each purchased $4,000,000 of the Series B offering and other existing shareholders purchased the balance of $1,450,000. The Series B preferred stock is convertible into common stock of the Company at a fixed price of $3.625 per share, subject to certain requirements, and carries a dividend of 8% per year payable in cash or common stock of the Company, at the Company's option. At December 31, 1998, the Company had received a $4,000,000 subscription for the Series B preferred stock from H.T. Ardinger Jr., a principal shareholder and Chairman of the Board of the

                       VIEWCAST.COM, INC. AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



Company, of which $600,000 was paid in December 1998 and the balance of $3,400,000 was classified as a stock subscription receivable at December 31, 1998 and paid January 27, 1999.

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

COMMON STOCK

    In September 1998, holders of 30,000 shares of Series A preferred stock converted their shares into 82,770 shares of common stock of the Company. In January through August 1999, holders of 334,000 shares of Series A preferred stock converted their shares into 921,505 shares of common stock completing the conversion of all outstanding shares Series A preferred stock.

    In June through December of 1998, the Company received $343,225 in proceeds from the exercise of 343,225 warrants to purchase Company common stock at an exercise price of $1.00 per share. During 1999, the Company received $1,922,037 from the exercise of 525,791 warrants with exercise prices ranging from $3.00 to $4.19 per share.

    During 1998, the Company received proceeds of $37,275 from the exercise of 66,817 stock options with exercise prices ranging from $.04 to $3.00 per share. During 1999, the Company received $3,564,641 from the exercise of 1,333,622 stock options with exercise prices ranging from $0.10 to $5.84 per share.

    In September 1998, the Company entered into a strategic business alliance with TEKS, whereby the Company acquired 1,240,310 shares of TEKS common stock in exchange for 1,000,000 shares of the Company's common stock. The number of Company shares exchanged was determined by dividing $2,000,000 by the average closing price per share of the Company's common stock for the five trading days prior to September 24, 1998 which was $2.00 per share (see Note 5).

    During 1998 and 1999, the Company issued 59,230 shares of Company common stock to Series A preferred shareholders of record on December 1, 1998 as payment of $107,310 of 8.5% accrued dividends from August 17, 1998 through December 15, 1998. During 1999, the Company issued 2,461 shares of common stock to Series A preferred shareholders of record on June 1, 1999 as payment of $21,192 of 8.5% dividends accrued for the six months ended June 15, 1999. Series A preferred dividends were paid semi-annually on June 15th and December 15th of each year in cash or, at the option of the Company, in common stock. The common stock is valued at the average of the market prices for the 20 consecutive stock exchange business days ending ten stock exchange business days prior to the dividend payment date. The computed common stock value at December 15, 1998 and June 15, 1998 was $1.81 and $8.61 per share, respectively.

    During 1999, the Company issued 34,127 shares of Company common stock to Series B preferred shareholders of record on June 1, 1999 as payment of $293,841 of 8.0% accrued dividends for the six months ended June 15, 1999. During 1999, the Company also issued 91,881 shares of common stock to Series B preferred shareholders of record on December 1, 1999 as payment of $379,035 of 8.0% dividends accrued for the six months ended December 15, 1999. Series B preferred dividends are paid semi-annually on June 15th and December 15th of each year in cash or, at the option of the Company, in common stock. The common stock is valued at the average of the market prices for the 20 consecutive stock exchange business days ending ten stock exchange business days prior to the dividend payment date. The computed common stock value at June 15, 1999 and December 15, 1999 was $8.61 and $4.13 per share, respectively.

    During 1998 the Company issued 73,443 shares of common stock to various consultants in exchange for financial services. The number of common shares issued was determined by dividing the fair market value of services by an average of the common stock market prices on the date of issuance. Total value

                       VIEWCAST.COM, INC. AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)




of the consulting services provided during 1998 amounted to $133,396 and prices for common stock shares issued ranged from $1.77 to $2.81 per share.

    During 1998, the Company received $139,117 in proceeds from the sale of 73,787 shares of common stock to employees under the terms of the Company's Employee Stock Purchase Plan. The employee purchase price for the offering periods ended April 30, 1998 and October 31, 1998 was $2.62 and $1.50 per share, respectively.

    During 1999, the Company received $99,810 in proceeds from the sale of 44,220 shares of common stock to employees under the terms of the Company's Employee Stock Purchase Plan. The employee purchase price for the offering periods ended April 30, 1999 and October 31, 1999 was $1.46 and $3.85 per share, respectively.

    In May 1999, the Company registered, in a Registration Statement on Form S-3, 7,933,463 shares of common stock underlying non-redeemable common stock purchase warrants and publicly traded redeemable common stock purchase warrants for offer and sale by the persons holding the warrants. The Company also registered 290,360 shares of common stock underlying warrants held by Network 1 Financial Securities, Inc. received as compensation for services as managing underwriter of the Company's initial public offering in 1997, 69,888 shares of common stock held by RP&C International, Ltd. and 183,108 shares of common stock underlying redeemable and non-redeemable warrants held by RP&C International and Rauscher, Pierce & Resfnes. The common stock may be offered by its holders or their successors in interest from time to time in transactions on the Nasdaq SmallCap Market ("Nasdaq") or in privately negotiated transactions at current market prices or at negotiated prices. The Company will not receive the proceeds of sales of the common stock by its holders, but has received and will receive proceeds from the exercise of warrants, to the extent they are exercised. See Warrants below.

    In July 1999, stockholders of the Company approved a proposal to increase the number of authorized shares of common stock of the Company from 30,000,000 shares to 40,000,000 shares.


STOCK OPTION PLANS

    In April 1995, the Company adopted its 1995 Stock Plan (the 1995 Stock Option Plan) under which 2,000,000 shares of the Company's common stock was reserved for issuance to officers, key employees and consultants of the Company. The objectives of the stock plan are to attract and retain qualified personnel for positions of substantial responsibility and to provide additional incentives to employees and consultants to promote the success of the Company's business. Options granted under the plan may be incentive stock options or non-qualified stock options. The plan is administered by the Board of Directors. The options are granted at the discretion of the Board of Directors at an option price per share not less than fair market value at the date of grant. In May 1998, stockholders of the Company approved a proposal to increase the number of shares available for issuance under the 1995 Stock Plan from 2,000,000 shares to 3,900,000 shares. In July 1999, shareholders approved a proposal to increase the authorized shares for issuance under the 1995 Stock Plan from 3,900,000 to 4,900,000.

    In April 1995, the Company also adopted the 1995 Director Option Plan under which 250,000 shares of the Company's common stock are reserved for issuance to outside directors of the Company. The objective of the director plan is to attract and retain qualified personnel for service as outside directors of the Company and to encourage their continued service to the Board. Only non-qualified stock options may be granted. Grants under the plan are automatic and nondiscretionary and are issued at an option price per share not less than fair market value at the date of grant.

                       VIEWCAST.COM, INC. AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



    Following is a summary of stock option activity from December 31, 1997 through December 31, 1999:


                                                             STOCK OPTIONS
                                            -------------------------------------------------
                                                                                  WEIGHTED-
                                                                                  AVERAGE
                                                NUMBER          PRICE PER      EXERCISE PRICE
                                              OF SHARES          SHARE           PER SHARE
                                            ------------      ------------     --------------
     Outstanding at December 31, 1997          2,737,810      $ .04 -$5.84     $       3.27

     Granted                                   1,638,009       2.06 - 4.09              2.69
     Exercised                                    66,817        .04 - 3.00               .56
     Canceled/forfeited                          654,999       2.06 - 5.84              3.58
                                            ------------
     Outstanding at December 31, 1998          3,654,003        .10 - 5.84              3.00

     Granted                                   1,002,516       2.77 - 9.00              6.23
     Exercised                                 1,341,622        .10 - 5.84              2.66
     Canceled/forfeited                          552,984       1.77 - 7.14              3.27
                                            ------------

      Outstanding at December 31, 1999         2,761,913      $1.77 -$9.00      $       4.33
                                            ============

    The weighted-average grant-date fair value of options granted was $1.60 and $4.96 for the years ended December 31, 1998 and 1999, respectively.


    The following information applies to options outstanding at December 31, 1999:


                             OPTIONS OUTSTANDING                                     OPTIONS EXERCISABLE
    -----------------------------------------------------------------------    ---------------------------------
                                         WEIGHTED-AVERAGE
                                            REMAINING      WEIGHTED-AVERAGE   EXERCISABLE AT   WEIGHTED-AVERAGE
        RANGE OF       OUTSTANDING AT      CONTRACTUAL        EXERCISE         DECEMBER 31,        EXERCISE
    EXERCISE PRICES   DECEMBER 31, 1999       LIFE             PRICE              1999              PRICE
    ---------------   -----------------  ---------------  ----------------    --------------   ----------------
       $ 1.00 - 2.00              1,000       8.8              $ 1.76                 233           $ 1.76
         2.01 - 3.00            913,381       6.0                2.71             725,971             2.76
         3.01 - 4.00            607,533       4.9                3.44             321,736             3.46
         4.01 - 5.00            316,149       7.6                4.54             151,280             4.58
         5.01 - 6.00            391,350       8.7                5.41              61,825             5.17
         6.01 - 7.00             33,000       9.3                6.14                   -                -
         7.01 - 8.00            454,000       9.7                7.10               4,998             7.14
         8.01 - 9.00             45,500       9.3                8.83                   -                -
                         --------------    ------              ------          ----------           ------
                              2,761,913       7.0              $ 4.33           1,266,043           $ 3.29

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

                               VIEWCAST.COM, INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



                                                    1998           1999
                                                  --------       --------
                Risk-free interest rate               5.35%          5.50%
                Dividend yield                           0%             0%
                Volatility factor of the
                   market price of the
                   Company's common
                   stock                                60%            91%
                Expected life of the options
                   (years)                             6.0            6.6


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

    For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting periods. Pro forma information for the years ended December 31, 1998 and 1999 is as follows:

                                                               DECEMBER 31,
                                                  -----------------------------------
                                                       1998                 1999
                                                  --------------       --------------
               Pro forma net loss                 $  (10,741,022)      $  (10,480,394)
               Pro forma net loss per share:
                 basic and diluted                $        (1.15)      $         (.80)


EMPLOYEE STOCK PURCHASE PLAN

    In May 1995, the Company established an Employee Stock Purchase Plan (ESPP) to provide employees of the Company with an opportunity to purchase common stock through payroll deductions. Under the ESPP, 250,000 shares of common stock have been reserved for issuance, subject to certain antidilution adjustments. The ESPP is intended to qualify as an employee stock purchase plan within the meaning of Section 423 of the Internal Revenue Code.

    Each offering is for a period of six months ending April 30 and November 30. The ESPP terminates in April, 2005. Eligible employees may participate in the ESPP by authorizing payroll deductions during an offering period within a percentage range determined by the Board of Directors. Initially, the amount of authorized payroll deductions is not more than ten percent of an employee's cash compensation during an offering period, but not more than $25,000 per year. Amounts withheld from payroll are applied at the end of each offering period to purchase shares of common stock. Participants may withdraw their contributions at any time before stock is purchased, and in the event of withdrawal such contributions will be returned to participants. The purchase price of the common stock is equal to eighty-five percent (85%) of the lower of (i) the market price of common stock immediately before the beginning of the applicable offering period or (ii) the market price of common stock at the end of each offering period. The Company pays all expenses incurred in connection with the implementation and administration of the ESPP.

                               VIEWCAST.COM, INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



WARRANTS

    The Company has issued private warrants to purchase common stock of the Company in connection with the issuance and repayment of certain notes payable, as inducement for early exercise of private warrants and as compensation for services rendered by various consultants. Additionally, the Company has issued public warrants to purchase common stock of the Company in connection with its initial public offering and concurrent debt retirement and debt for equity exchange (as described in the Common Stock section of Note 10).

    The following is a summary of warrant activity from December 31, 1997 through December 31, 1999:


                                                                        WARRANTS
                                                 -------------------------------------------------------
                                                                                            WEIGHTED-
                                                                                             AVERAGE
                                                    NUMBER OF            PRICE PER        EXERCISE PRICE
                                                     SHARES               SHARE             PER SHARE
                                                 --------------      --------------      ---------------
Outstanding and exercisable
  at December 31, 1997                                5,271,991       $ 1.00 -$4.63      $         3.76

Granted - non-public warrants                         1,796,664         3.00 - 4.50                4.02
Exercised                                               976,557         1.00 - 3.00                2.30
Canceled                                                 23,442         1.00 - 4.50                3.49
                                                 --------------
Outstanding at December 31, 1998                      6,068,656         1.00 - 4.50                3.91

Granted - non-public warrants                            40,000                3.63                3.63
Exercised                                               525,791         3.00 - 4.19                3.55
Canceled                                                     --                  --                  --
                                                 --------------

Outstanding and exercisable
  at December 31, 1999                                5,582,865       $ 3.00 -$4.50      $         3.93
                                                 ==============

    In addition, at December 31, 1999 the Company's IPO representative and assigns held warrants to purchase 140,000 units at $6.44 per unit, each unit consisting of one share of common stock and one common stock purchase warrant exercisable at $4.19 per share through February 2002.

    At December 31, 1999, the Company had outstanding 2,609,817 redeemable common stock public warrants that were issued in connection with the Company's initial public offering, as well as 1,466,664 redeemable private warrants, with terms similar to the public warrants, that were issued in connection with the early exercise of private warrants during 1998. When initially issued, each redeemable warrant entitled the holder to purchase 1.0 share of common stock at $4.50, subject to adjustment under certain circumstances. In October 1998, the Company reduced the effective exercise price of its then redeemable warrants from $4.50 to $4.19 per share of common stock in accordance with the provisions of its warrant agreements, whereby each redeemable warrant currently entitles the holder to purchase 1.074 shares for $4.50. Both the public and private redeemable warrants expire February 4, 2002 and are redeemable by the Company, upon notice of not less than thirty days, at a price of $.10 per warrant, provided that the closing price or bid price of the common stock for any twenty trading days within a period of thirty consecutive trading days ending on the fifth day prior to the day on which the Company gives notice of redemption has been at least $6.75 (subject to adjustment under certain circumstances).

    At December 31, 1999, the Company also had outstanding 1,506,384 non-redeemable private warrants with exercise prices ranging from $3.00 to $4.50 per share and with varying expiration dates through December 2002.

                               VIEWCAST.COM, INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)




    During February 1999, the Company issued 40,000 three-year warrants to purchase Company common stock at $3.625 per share for services rendered in connection with its Series B convertible preferred stock offering (see Note 10 - Preferred Stock).

11. EMPLOYEE BENEFIT PLAN

    Effective March 1, 1997, the Company adopted a profit sharing plan pursuant to Section 401(k) of the Internal Revenue Code whereby participants may elect to contribute up to twenty percent (20%) of their compensation subject to statutory limitations. The plan provides for discretionary matching and profit sharing contributions by the Company. All full-time employees are eligible to participate in the plan provided they meet a minimum service requirement of six consecutive months and a minimum age requirement of twenty-one. For the years ended December 31, 1998 and 1999, the Company made no matching or profit sharing contributions.

12. COMMITMENTS AND CONTINGENCIES

    The Company leases various office and manufacturing space under non-cancelable operating leases extending through 2003. The Company also leases certain office and computer equipment under non-cancelable operating leases. Future minimum operating lease payments with initial or remaining terms of one year or more are as follows:


                                                           OPERATING
                                                            LEASES
                                                          ---------
          Year ended December 31:
             2000                                         $ 446,561
             2001                                           156,805
             2002                                           140,954
             2003                                            12,714
                                                          ---------
          Total minimum lease payments                    $ 757,034
                                                          =========


    Rent expense was $545,174 and $595,169 for the years ended December 31, 1998 and 1999, respectively.

    In September, 1999 the Company entered into an employment contract with its newly appointed Chief Executive Officer for an initial term of 18 months that provides for a minimum annual salary and incentives based generally on the Company's performance.

13. RELATED PARTY TRANSACTIONS

    During 1998 and 1999, the Company paid consulting fees to its Chairman and acting Chief Executive Officer of the Company in the amount of $48,000 and $147,000, respectively until his resignation in September of 1999.

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

                               VIEWCAST.COM, INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)




    In November 1998, the Company entered into a working capital line of credit facility for up to $9 million with one its principal shareholders and now Chairman of the Board of the Company. This one year, renewable facility, bears interest at 12% per annum and is secured by all assets of the Company (See Note
6).

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

    During 1999, the Company received $2,129,207 proceeds from the exercise of 802,549 stock options by officers and directors of the Company at exercise prices ranging from $.20 to $4.03 per share.


14.  SUBSEQUENT EVENTS

    During January 2000 through February 18, 2000, the Company received $1,863,828 proceeds from the exercise 621,276 warrants to purchase Company common stock at $3.00 per share.



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


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

    a.) Exhibits

        See Exhibit index.

    b.) Reports on Form 8-K

        No reports were filed on Form 8-K during the fourth quarter of 1999.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

    Date                               ViewCast.com, Inc.

    March 30, 2000                     By:  /s/ Laurie L. Latham
                                          -------------------------------
                                          Laurie L. Latham
                                            Chief Financial Officer and Senior
                                            Vice President of Finance and
                                            Administration

    In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


         Date                       ViewCast.Com, Inc.


   March  30, 2000          By: /s/ H.T. Ardinger, Jr.
                               ------------------------------------------------
                               H.T. Ardinger, Jr.
                               Director and Chairman of the Board


    March 30, 2000          By: /s/ George C. Platt
                               ------------------------------------------------
                               George C. Platt
                               Director, President and Chief Executive Officer


    March 30, 2000          By: /s/ Laurie L. Latham
                               ------------------------------------------------
                               Laurie L. Latham
                                Chief Financial Officer and Senior Vice
                                President of Finance and Administration

    March 30, 2000          By: /s/ Joseph W. Autem
                               ------------------------------------------------
                               Joseph W. Autem
                               Director


    March 30, 2000          By: /s/ Glenn A. Norem
                               ------------------------------------------------
                               Glenn A. Norem
                               Director


    March 30, 2000          By: /s/ David A. Dean
                               ------------------------------------------------
                               David A. Dean
                               Director

                                  EXHIBIT INDEX


EXHIBIT
PAGE NO.                 DESCRIPTION OF EXHIBIT
--------                 ----------------------
2          Agreement and Plan of Merger and Reorganization (1)

3(a)       Certificate of Incorporation (1)

3(b)       Amendment to Certificate of Incorporation (1)

3(c)       Restated By-Laws (3)

3(d)       Certificate of Designations of Series B Convertible Preferred
           Stock (4)

4(a)       Form of Common Stock Certificate (1)

4(b)       Form of Warrant Certificate (1)

4(c)       Form of Warrant Agreement between ViewCast and Continental Stock
           Transfer & Trust Company (1)

4(d)       Form of Representative's Warrant Agreement (1)

4(e)       Form of Trust Indenture - $5,000,000 8% Senior Convertible Notes
           Due 2002 (2)

4(f)       Form of Lead Managers Warrant Agreement (2)

5(a) Form of Opinion of Thacher Proffit Wood as to the legality of securities being registered.

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

9(c)       Form of Lock-Up Agreement (1)

9(d)       Lock-Up Agreement with Robert Sterling Trust (1)

9(e)       Lock-Up Agreement with Robert Bernardi Trust (1)

9(f)       Lock-Up Agreement with Michael Nissenbaum (1)

10(a)      Modified Employment Agreement between ViewCast and Glenn A. Norem
           (1)

10(b)      Modified Consulting Agreement between ViewCast and Sterling
           Capital Group Inc. (1)

10(c)      Form of Indemnification Agreement between ViewCast and Executive
           Officers and Directors (1)

10(d)      1995 Stock Option Plan (1)

10(e)      1994 Stock Option Plan (1)

10(f)      1993 Viewpoint Stock Plan (1)

l0(g)      1995 Director Option Plan (1)

10(h)      Lease Agreement between ViewCast and Metro Squared, L P (1)

10(i)          Employee Stock Purchase Plan (1)

l0(j)          Licensing Agreement between ViewCast and Boca Research, Inc. (1)

10(k)          Agreement between ViewCast and Unisys(TM)(1)

10(l)          Employment Agreement between ViewCast and Philip M. Colquhoun (1)

10(m)          Employment Agreement between ViewCast and William S. Leftwich (1)

10(n)          Employment Agreement between ViewCast and David T. Stoner (1)

10(o)          Employment Agreement between ViewCast and Neal Page (1)

10(p)          Employment Agreement between ViewCast and A. David Boomstein (1)

10(r)          Lease between ViewCast and Burlingame Home Office, Inc. (1)

10(s)          Lease between ViewCast and Family Funds Partnership (1)

10(t)          Agreement between ViewCast and Catalyst Financial Corporation (1)

10(u)          Promissory Note by ViewCast payable to Robert Rubin dated
               September 5, 1996. (1)

10(v)          Promissory Note by ViewCast payable to M. Douglas Adkins dated
               November 15, 1996. (1)

10(w)          Promissory Note by ViewCast payable to H.T. Ardinger dated
               November 15, 1996. (1)

10(x)          Promissory Note by ViewCast payable to H.T. Ardinger dated
               January 15, 1997. (1)

10(y)          Promissory Note by ViewCast payable to Adkins Family Partnership,
               Ltd. dated January 15, 1997. (1)

10(z)          Lease between ViewCast and the Air Force Association. (2)

10(aa)         Lease between ViewCast and Airport Boulevard Partners, LLC. (2)

10(bb)         Stock Purchase Agreement between ViewCast and Tadeo Holdings,
               Inc. (5)

10(cc) Working Capital Line of Credit Loan Agreement between ViewCast and the Ardinger Family Partnership, Ltd. (5)

21             List of Subsidiaries of ViewCast. (1)

23             Consent of Ernst & Young LLP

27             Financial Data Schedule (Filed in electronic format only)


(1) Incorporated by reference to the Registration Statement on Form SB-2 and all amendments thereto as declared effective on February 4, 1997.

(2) Incorporated by reference to Form 10-KSB/A filed April 15, 1998.

(3) Incorporated by reference to Form 10-QSB filed November 13, 1998

(4) Incorporated by reference to Form 8-K filed March 15, 1999.

(5) Incorporated by reference to Form 10-KSB filed March 26, 1999.