Form 10KSB/A
period 1999-12-31
VIEWCAST COM INC
filed 2000-05-01
CIK 921313

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

     10. Executive Compensation........................................................................41

     11. Security Ownership of Certain Beneficial Owners and Management................................46

     12. Certain Relationships and Related Transactions................................................48

     13. Exhibits and Reports on Form 8-K..............................................................48

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
                                                                 ==========      ==========

    In October 1998, the Company entered into a working capital line of credit facility for up to $9 million with an entity controlled by one of its principal shareholders, H.T. Ardinger, Jr. This one year, renewable facility, which contains terms more favorable than the Company's prior facility, bears interest at 12% per annum and is secured by all assets of the Company. The availability of funds under this facility is subject to certain borrowing base limitations based principally on qualifying accounts receivable and inventory. A portion of the proceeds from this facility was used to retire the Texas commercial bank line of credit. As an incentive to advance the line of credit, Mr. Ardinger was issued 200,000 three-year warrants to purchase Company stock at $4.50 per share. The value of the warrants of $1.33 per share, as determined using the Black-Scholes option valuation model, is being charged to interest expense over the term of the note.

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.


DIRECTORS

         The names of the nominees for Director and certain other information about them are set forth below:

         NOMINEE                 AGE         DIRECTOR SINCE               OFFICE HELD WITH COMPANY
         -------                 ---         --------------               ------------------------

H. T. Ardinger                    74               1999           Chairman of the Board

Joseph  Autem                     42               1999           Director

George C. Platt                   59               1999           Director, President and Chief Executive
                                                                  Officer

David A. Dean                     52               1999           Director


     H.T. ARDINGER has served as a Director and Chairman of the Board since April 1999. Mr. Ardinger co-founded H.T. Ardinger & Son Co., a specialty import wholesaler, where he has served as Chairman of the Board and Chief Executive Officer since 1964. Mr. Ardinger served as a Director and Executive Committee Member of Home Interiors & Gifts, Dallas, Texas, from 1958 through 1998 and was a founding Limited Partner of the Dallas Maverick's National Basketball Association Franchise in 1980. Mr. Ardinger received a B.B.A. degree in Business Administration from Southern Methodist University.

     JOSEPH AUTEM has served as a Director since January 1999 and was previously a Director of Broadcast.com, Inc. beginning in September 1996. Mr. Autem has served in various consulting capacities from July 1998 to the present. Mr. Autem previously served as Senior Vice President and Chief Financial Officer of CS Wireless, Inc., a privately held company that provides wireless video and high speed internet access, from June to July 1998. Mr. Autem also served as a partner of Vision Technology Partners, a private investment company, from March 1997 to June 1998. From July 1996 to December 1996, Mr. Autem served as Chief Financial Officer of Broadcast.com, Inc. From 1992 to 1996, Mr. Autem served as Vice President of Finance, Secretary, Treasurer and Chief Financial Officer of OpenConnect Systems, Inc., a software company. Mr. Autem became a certified public accountant in 1987 and holds a B.S. in Accounting from Pittsburgh State University.

     DAVID A. DEAN has been a Director since December 1999. He is Chairman and Chief Executive Officer of Dean International, Inc., an international public policy consulting agency founded in 1994 and of its subsidiary, Innovative Transportation Strategies. Mr. Dean has been the principal shareholder since 1994 of David A. Dean & Associates, P.C., a public policy administrative regulatory law firm. From 1983 to 1994, Mr. Dean was a shareholder of a Dallas-based law firm, Winstead, Sechrist & Minick, P.C., and served as a member of the firm's Board of Directors, head of the Public Law Section, Chairman of the Business Development Committee, a member of the firm's Advisory Board and Chairman of the firm's PAC Committee. He was also President of Transportation Strategies, Inc., a subsidiary of the firm's consulting group. During 1972 to 1993, Mr. Dean served the State of Texas in several roles. He was General Counsel to both republican Governor William P. Clements, Jr. and his predecessor, democratic Governor Dolph Briscoe and served as Texas Secretary of State under Governor Clements. Mr. Dean was active in the gubernatorial campaigns for Governor Briscoe and Governor Clements. Mr. Dean received his B.B.A. degree from Southern Methodist University and his Juris Doctor degree from University of Texas at Austin.

     GEORGE PLATT has served as Chief Executive Officer and President since September 1999. From 1991 through 1999, Mr. Platt was employed by Intecom, Inc., a Dallas-based provider of multimedia telecommunications products and services. He initially was the CEO of Intecom, Inc., and later also became the President. Prior to his employment with Intecom, Inc., Mr. Platt was an executive with SRX, an entrepreneurial startup company. Before that, he was a Group Vice President at Rolm Corporation through its acquisition by IBM, and prior to that, he was employed by Xerox for fifteen years, where he attained the position of General Manager. Mr. Platt holds an M.B.A. from the University of Chicago and a B.S. degree from Northwestern University.

EXECUTIVE OFFICERS

         The following table contains information as of April 26, 2000 as to the executive officers of ViewCast.

                          NAME                  AGE                     OFFICE HELD WITH COMPANY
                          ----                  ---                     ------------------------

               George C. Platt                   59       Chief Executive Officer and President
               Laurie L. Latham                  43       Chief Financial Officer and Senior Vice President of
                                                          Finance and Administration
               Harry E. Bruner                   53       Senior Vice President of Sales and Marketing
               David T. Stoner                   43       Vice President of Operations
               Neal S. Page                      41       Vice President of Osprey Products

     MR. PLATT'S information can be found with the above information concerning nominees for director.

     LAURIE L. LATHAM has served as Chief Financial Officer and Senior Vice President of Finance and Administration of ViewCast since December 1999. From 1997 until she joined ViewCast, Ms. Latham served as Senior Vice President and Chief Financial Officer of Perivox Corporation, an interactive communications and direct marketing company. From 1994 through 1997, she was the Vice President of Finance and Administration at Axis Media Corporation. Prior to joining Axis Media Corporation, Ms. Latham was a practicing Certified Public Accountant for several accounting firms, including KPMG Peat Marwick, and was a Vice President of Finance and Administration for Medialink International Corporation. Ms. Latham received her B.B.A. from the University of Texas with an emphasis in Accounting and is a Certified Public Accountant.

     HARRY E. BRUNER began serving as Senior Vice President of Sales and Marketing in February 2000. From 1997 until he joined ViewCast, he was the Vice President of Worldwide Sales for Intecom, Inc., a Dallas-based provider of multimedia telecommunications products and services. From 1994 through 1997, he was the President of the Call Center Division of Executone Information Systems, Inc. From 1991 through 1993, Mr. Bruner was the Vice President of Sales for Digital Sound Corporation. From 1989 through 1991, he was Vice President of Sales for North America for Aspect Telecommunications. From 1987 through 1989, he was Director of Sales for Octel Communications. Prior to 1987, Mr. Bruner served in a variety of management positions with Rolm Corporation, including after it was acquired by IBM in 1985. Mr. Bruner earned his B.A. from Loyola College in Baltimore, Maryland.

     MR. STONER joined ViewCast as Vice President of Operations in August 1996. From August 1994 to August 1996, Mr. Stoner was Vice President of Engineering for the Connectworks Division of Connectware, Inc., a wholly owned subsidiary of AMP Inc. From July 1986 to August 1994, Mr. Stoner was employed by Visual Information Technologies, Inc. ("VITec"), a manufacturer of video, imaging, and graphics products, which was purchased by Connectware, Inc. At VITec, Mr. Stoner was responsible for the development of hardware and software products, and served in various positions including Vice President of Engineering. From January 1979 to July 1986, Mr. Stoner served in various engineering positions at Texas Instruments, Inc. Mr. Stoner received his B.S. degree in Electrical Engineering from the University of Kansas.

     MR. PAGE has been Vice President of Osprey Products for ViewCast since January 1995. From October 1994 to December 1994, Mr. Page served as Director of Product Development of ViewCast. From April 1988 to September 1994, Mr. Page was employed by Sun Microsystems, Inc., where he held management positions directing development and strategic relationships for multimedia technology products. Mr. Page developed advanced graphics and imaging products at General Electric from 1984 to 1988 and at Data General from 1983 to 1984. Mr. Page holds B.S. and M.S. degrees in Electrical and Computer Engineering from North Carolina State University.

     There are no family relationships among the directors, executive officers, or other significant employees of ViewCast.


                      COMPLIANCE WITH SECTION 16(a) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

     Section 16(a) of the Exchange Act requires ViewCast's officers, directors and persons who beneficially own more than 10% of a registered class of ViewCast's equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% shareholders are required by the regulation to furnish ViewCast with copies of the Section 16(a) forms which they file.

     To ViewCast's knowledge, based solely on review of the copies of such reports furnished to ViewCast, and written representations that no other reports were required during the year ended December 31, 1999, all Section 16(a) filing requirements applicable to ViewCast's officers, directors and greater than ten percent (10%) beneficial owners were complied with, with the exception of Glenn
A. Norem and H. T. Ardinger, Jr., Directors of ViewCast, who each failed to timely file a Form 5. Mr. Norem is now current in his Section 16(a) filings. ViewCast is currently working with Mr. Ardinger to comply with the requirements of Section 16(a).


ITEM 10. EXECUTIVE COMPENSATION


DIRECTOR COMPENSATION

         Directors currently receive no cash compensation for serving on the Board of Directors other than reimbursement of reasonable expenses incurred in attending meetings. In May 1995, ViewCast adopted a 1995 Director Option Plan (the "Director Plan") under which only outside directors are eligible to receive stock options. The Director Plan provides for the grant of nonstatutory stock options to directors who are not employees of ViewCast. A total of 250,000 shares of Common Stock have been authorized for issuance under the Director Plan. As of March 31, 2000, options to purchase an aggregate of 65,000 shares at exercise prices ranging from $3.125 to $9.000 per share had been granted and are outstanding under the Director Plan and options to purchase an aggregate of 48,016 shares have been previously granted and exercised. Each non-employee director who joins the Board after May 1, 1995 will automatically be granted a nonstatutory option to purchase 15,000 shares of Common Stock on the date upon which such person first becomes a director. In addition, each such non-employee director will automatically be granted a nonstatutory option to purchase 10,000 shares of Common Stock upon annual re-election to the Board, provided the director has been a member of the Board for at least six months upon the date of re-election. The exercise price of each option granted under the Director Plan is equal to the fair market value of the Common Stock on the date of grant. Each initial 15,000 share grant vests at the rate of 25% of the option shares upon the first anniversary of the date of grant and one forty-eighth of the options shares per month thereafter, and each annual 10,000 share grant vests at the rate of 25% of the option shares upon the first anniversary of the date of grant and one forty-eighth of the options shares per month thereafter, in each case unless terminated sooner upon termination of the optionee's status as a director or otherwise pursuant to the Director Plan. In the event of a merger of ViewCast with or into another corporation or a consolidation, acquisition of assets or other change in control transaction involving ViewCast, each option becomes exercisable unless assumed or an equivalent option substituted by the successor corporation. Unless terminated sooner, the Director Plan will terminate in 2005. The Director Plan is currently administered by the Board of Directors. The Board has authority to amend or terminate the Director Plan, provided that no such action may impair the rights of any optionee without the optionee's consent.

     In April 1999, Mr. Ardinger was granted an option to purchase 15,000 shares of Common Stock under the 1995 Director Plan, at an exercise price of $9.00 per share. The option vests over a four-year period.

     In July 1999, Mr. Autem was granted an option to purchase 10,000 shares of Common Stock under the 1995 Director Plan, at an exercise price of $7.1405 per share. The option vests over a four-year period. In January 1999, Mr. Autem was granted an option to purchase 15,000 shares of Common Stock under the 1995 Director Plan, at an exercise price of $3.125 per share. The option vests over a four-year period. In January 1999, Mr. Autem was granted an option to purchase 40,000 shares of Common Stock under the 1995 Option Plan, at an exercise price of $3.625 per share. The option vests over a four-year period.

     In November 1999, Mr. Dean was granted an option to purchase 15,000 shares of Common Stock under the 1995 Director Plan, at an exercise price of $4.5315 per share. The option vests over a four-year period.

SUMMARY COMPENSATION TABLE

     The following table sets forth information concerning compensation paid by ViewCast to the Chief Executive Officer and to all other executive officers of ViewCast whose total salary and bonus exceeded $100,000 for the year ended December 31, 1999.

                           SUMMARY COMPENSATION TABLE

                                                                            LONG TERM
                                                 ANNUAL         ANNUAL     COMPENSATION
                                              COMPENSATION   COMPENSATION    OPTIONS
       PRINCIPAL POSITION       FISCAL YEAR      SALARY         BONUS      (IN SHARES)
       ------------------       -----------   ------------   ------------  ------------
George C. Platt                    1999       $240,000(1)     $     --      400,000
  Chief Executive Officer
  And President

William D. Jobe                    1999        147,000(2)           --           --
  Chief Executive Officer
  And President

Glenn A. Norem (3)                 1999        175,000              --           --
  Chief Executive Officer          1998        182,292              --       50,000
                                   1997        161,042              --      160,000

Laurie L. Latham                   1999        150,000(4)           --      100,000
  Chief Financial Officer

William S. Leftwich (5)            1999        120,000(5)           --           --
  Chief Financial Officer          1998        120,000              --       10,000
                                   1997        120,000              --       20,000

Neal S. Page                       1999        119,994              --       15,000
  Vice President of                1998        114,990          25,783       35,000
  Osprey Products                  1997        112,490          10,000       20,000

David T. Stoner                    1999        120,000          20,146       15,000
  Vice President of                1998        120,000              --        5,000
  Operations                       1997        120,000              --           --

(1) Represents Mr. Platt's annual salary. He assumed his duties with ViewCast in September 1999 and earned $70,000 in salary in 1999.

(2) Represents Mr. Jobe's consulting fees. He assumed his duties as acting Chief Executive Officer and President with ViewCast in February 1999 under a consulting arrangement and continued until July 12, 1999.

(3) Mr. Norem resigned from his employment with ViewCast in January 1999 and continued after that date as a Director with the company.

(4) Represents Ms. Latham's annual salary. She assumed her duties with ViewCast on December 9, 1999 and earned $9,135 in salary in 1999.

(5) Mr. Leftwich resigned from his employment with ViewCast in May 1999 and earned $45,000 in salary in 1999.

     The following table provides information concerning options granted to the executive officers of ViewCast in 1999.

                        OPTION GRANTS IN LAST FISCAL YEAR

                                           % OF TOTAL
                                         OPTIONS GRANTED  EXERCISE OR
                               OPTIONS   TO EMPLOYEES IN     BASE       EXPIRATION
                NAME           GRANTED     FISCAL YEAR    PRICE/SHARE      DATE
                ----           -------   ---------------  -----------   ----------
George C. Platt .........      400,000         44.0        $ 7.0940      9/17/09
William D. Jobe .........           --           --              --           --
Glenn A. Norem ..........           --           --              --           --
Laurie L. Latham ........      100,000         11.0          5.5005     12/21/09
William S. Leftwich .....           --           --              --           --
Neal S. Page ............       15,000          1.6          5.5005     12/21/09
David T. Stoner .........       15,000          1.6          5.5005     12/21/09



YEAR-END OPTION VALUES

     The following table sets forth certain information as of December 31, 1999 concerning the value of unexercised options held by the officers named in the Summary Compensation Table above.

                          FISCAL YEAR-END OPTION VALUES

                                   NUMBER OF SHARES            VALUE OF UNEXERCISED
                                UNDERLYING UNEXERCISED         IN-THE MONEY OPTIONS
                             OPTIONS AT DECEMBER 31, 1999     AT DECEMBER 31, 1999(1)
                             ----------------------------   ---------------------------
       NAME                  EXERCISABLE    UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
       ----                  -----------    -------------   -----------   -------------
George C. Platt .........             --        400,000     $       --     $       --
William D. Jobe .........             --             --             --             --
Glenn A. Norem ..........        227,766         10,000        192,776             --
Laurie L. Latham ........             --        100,000             --             --
William S. Leftwich .....         38,666             --         38,445             --
Neal S. Page ............        138,416         61,584        171,487         72,773
David T. Stoner .........         67,917         52,803         21,541         17,704

(1) Represents the difference between the exercise price of the outstanding options and the fair market value of the Common Stock on December 31, 1999 of $4.2815 per share.


EMPLOYMENT AGREEMENTS

     We have entered into an employment agreement with Mr. Platt. His employment agreement is in effect through March 2001 with automatic one-year renewals unless ViewCast or Mr. Platt elects in advance not to renew the agreement. The employment agreement provides (i) for annual base compensation of $240,000; (ii) that he is eligible to receive bonuses if our Board of Directors so elects;
(iii) for stock options to purchase 400,000 shares of our Common Stock pursuant to the 1995 Stock Plan; and (iv) for an eighteen (18) month non-compete period if Mr. Platt is terminated by ViewCast.

     ViewCast entered into a five-year employment agreement with Glenn A. Norem, effective February 7, 1994, which provided for his employment as Chief Executive Officer. This agreement was terminated effective February 6, 1999, upon his resignation from ViewCast. A separation agreement, dated January 15, 1999 provided for a continuation of Mr. Norem's annual base compensation of $175,000 through June 30, 1999, the payment to Mr. Norem of all notes, interest, expenses and accrued compensation ($90,082) within seven days of the date of the agreement, the vesting of all stock options owned by Mr. Norem and the removal of all restrictive legends from all Company securities owned by Mr. Norem to the extent permitted by applicable Federal and State securities laws. The agreement also includes a non-compete, non-solicitation and non-circumvention agreement with ViewCast until June 30, 1999. Mr. Norem also agreed to stand for re-election to ViewCast's Board of Directors. In addition, Mr. Norem agreed to provide consulting services to ViewCast at least through October 15, 1999.

     The employment of all other officers with ViewCast is "at will" and may be terminated by ViewCast or the officer at any time, for any reason or no reason.

     The employment of former officer Mr. Colquhoun was terminated effective December 1, 1998 upon his resignation from ViewCast. A separation agreement dated December 15, 1998 provided for continuation of Mr. Colquhoun's annual base compensation of $150,000 through May 31, 1999. In addition, Mr. Colquhoun agreed to provide consulting services to ViewCast for a period of twelve months. The employment of former officer Mr. Vaughn was terminated effective December 2, 1998 upon his resignation, and he received compensation of $25,611 during 1999. The employment of former officer Mr. Leftwich was terminated effective May 14, 1999, upon his resignation from ViewCast.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                      BENEFICIAL OWNERSHIP OF COMMON STOCK

    The following table sets forth information as of February 29, 2000, based on information obtained from public records and our books and records regarding the persons named below, with respect to the beneficial ownership of shares of our Common Stock by (i) each person or a group known by us to be the owner of more than five percent (5%) of the outstanding shares of our Common Stock, (ii) each director, (iii) each executive officer and (iv) all officers and directors as a group.

                                                                                     PERCENTAGE OF
              NAME AND ADDRESS                AMOUNT AND NATURE OF                 OUTSTANDING SHARES
             OF BENEFICIAL OWNER              BENEFICIAL OWNERSHIP                    OWNED (1),(2)
             -------------------              --------------------                 ------------------


       H.T. ARDINGER, JR.............              2,870,299   (3)                        14.9
       9040 Governors Row
       Dallas, TX 75247

       ESTATE OF FRED KASSNER........              1,284,730   (4)                         6.7
       69 Spring Street
       Ramsey, NJ 07446

       M. DOUGLAS ADKINS.............              1,229,769   (5)                         6.4
       1601 Elm Street
       Dallas, TX 75021

       ROBERT MOODY, JR..............                972,251   (6)                         5.0
       601 Moody National Bank Bldg.
       Galveston, TX 77550

       GLENN A. NOREM................                946,455   (7)                         4.9
       5550 LBJ Freeway, Suite 300
       Dallas, TX 75240

       GEORGE C. PLATT...............                  2,500                                 *
       2665 Villa Creek Drive, Suite 200
       Dallas, TX 75234

       LAURIE L. LATHAM..............                     --                                 *
       2665 Villa Creek Drive, Suite 200
       Dallas, TX 75234

       NEAL S. PAGE..................                147,612   (8)                           *
       2665 Villa Creek Drive, Suite 200
       Dallas, TX 75234

       DAVID T. STONER...............                 77,458   (9)                           *
       2665 Villa Creek Drive, Suite 200
       Dallas, TX 75234

       JOSEPH AUTEM..................                 17,186   (10)                          *
       2665 Villa Creek Drive, Suite 200
       Dallas, TX 75234

       DAVID DEAN....................                     --                                 *
       8080 Park Lane, Suite 600
       Dallas, TX 75231

       All executive officers and....              4,061,510   (3),(7),(8),(9),(10)       21.0
       directors as a group
       (eight (8) persons)

--------------------------------------------------------------------------------
*   Less than one percent (1%)

(1) A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from February 29, 2000 upon the exercise of warrants or options. Each beneficial owner's percentage ownership is determined by assuming that options or warrants that are held by such person (but not those held by any other person) and which are exercisable within 60 days from February 29, 2000 have been exercised. Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them.

(2) Based on a total of 15,205,607 shares issued and outstanding plus, for each person listed, any Common Stock that person has the right to acquire as of April 30, 2000 pursuant to options, warrants, conversion privileges, etc.

(3) Includes (i) 134,334 shares owned by Mr. Ardinger's wife, (ii) 22,000 shares of Common Stock reserved for issuance upon the exercise of outstanding warrants at $4.50 per share, (iii) 720,000 shares of Common Stock reserved for issuance upon the exercise of outstanding warrants at $4.19 per share and (iv) 1,103,448 shares of Common Stock reserved for issuance upon the conversion of $4,000,000 of Series B Convertible Preferred Stock to Common Stock at $3.625 per share and (v) 3,750 shares issuable at $9.00 per share issued under the 1995 Directors Option Plan.

(4) Includes (i) 486,666 shares of Common Stock reserved for issuance upon the exercise of outstanding warrants at $4.19 per share, (ii) 56,667 shares of Common Stock reserved for issuance upon the exercise of outstanding warrants to purchase Common Stock at $3.00 per share and (iii) 50,000 shares of Common Stock reserved for issuance upon the exercise of outstanding warrants to purchase Common Stock at $4.50 per share.

(5) Includes (i) 10,000 shares of Common Stock reserved for issuance upon the exercise of outstanding warrants at $4.50 per share, (ii) 226,666 shares of Common Stock reserved for issuance upon the exercise of outstanding warrants at $4.19 per share and (iii) 551,724 shares of Common Stock reserved for issuance upon the conversion of $2,000,000 of Series B Convertible Preferred Stock to Common Stock at $3.625 per share.

(6) Includes 250,000 shares beneficially owned by Moody Insurance Group, Inc., of which Mr. Moody is Chairman, President and the sole stockholder.

(7) Includes (i) 160,000 shares issuable at $3.30 per share upon exercise of options issued under the 1995 Option Plan, (ii) 50,000 shares issuable at $5.0875 per share upon exercise of options issued under the 1995 Option Plan, (iii) 17,766 shares of Common Stock reserved for issuance upon the exercise of outstanding options at $2.27 per share and (iv) 13,200 shares owned by Mr. Norem's children.

(8) Includes (i) 80,000 shares issuable at $3.00 per share upon the exercise of options issued under the 1994 Option Plan and (ii) 42,000 shares issuable at $3.00 per share upon the exercise of options issued under the 1995 Option Plan, (iii) 12,333 shares issuable at $4.625 per share upon the exercise of options issued under the 1995 Option Plan and (iv) 11,083 shares issuable at $2.0625 upon exercise of options issued under the 1995 Option Plan.

(9) Includes (i) 73,334 shares of issuable at $4.00 per share upon exercise of options granted under the 1995 Option Plan and (ii) 1,583 shares issuable at $2.0625 upon exercise of options issued under the 1995 Option Plan.

(10) Includes (i) 4,687 shares issuable at $3.1250 per share upon the exercise of options issued under the 1995 Directors Option Plan and (ii) 12,499 shares issuable at $3.6250 per share upon the exercise of options issued under the 1995 Option Plan.

ITEM 12. CERTAIN RELATIONSHIP AND RELATED TRANSACTIONS


         During 1998 and 1999, the Company paid consulting fees of $48,000 and $147,000, respectively to William D. Jobe, its Chairman and acting Chief Executive Officer of the Company.

         During 1998 and 1999, the Company repaid to Glenn A. Norem, director and former Chief Executive Officer of the Company, $311,243 principal balance of 15% secured and demand notes together with interest totaling $34,160.

     In October 1998, the Company entered into a working capital line of credit facility for up to $9 million with an entity controlled by one of its principal shareholders, H.T. Ardinger, Jr. Mr. Ardinger has also served as Chairman of the Board of the Company since April of 1999. This one year, renewable facility, which contains terms more favorable than the Company's prior facility, bears interest at 12% per annum and is secured by all assets of the Company. The availability of funds under this facility is subject to certain borrowing base limitations based principally on qualifying accounts receivable and inventory. A portion of the proceeds from this facility was used to retire the Texas commercial bank line of credit. As an incentive to advance the line of credit, Mr. Ardinger was issued 200,000 three-year warrants to purchase Company stock at $4.50 per share. The value of the warrants of $1.33 per share, as determined using the Black-Scholes option valuation model, is being charged to interest expense over the term of the note. During 1999, the Company paid interest of $389,943 and repaid principal of $1,278,686 on the credit facility.

         In December 1998 through February 1999, the Company received $9.45 million in gross proceeds from the sale of 945,000 shares of a newly created Series B convertible preferred stock at $10 per share. H.T. Ardinger, Jr. and entities controlled by M. Douglas Adkins, both principal shareholders of the Company, purchased $4,000,000 each of the Series B preferred issue. The Series B preferred stock is convertible into common stock of the Company at a fixed price of $3.625 per share, subject to certain requirements, and carries a dividend of 8% per year payable in cash or common stock of the Company, at the Company's option.

         During 1999, the Company received $2,129,207 proceeds from the exercise of 802,549 stock options by officers and directors of the Company at exercise prices ranging from $.20 to $4.03 per share. Following is a list of the officers and directors who exercised options during the year:

---------------------------------------------------------------------------------------------------------
                                                                              GROSS
                                                                            PROCEEDS TO      PER SHARE
                                                               SHARES           THE        EXERCISE PRICE
       NAME                           TITLE                   EXERCISED       COMPANY          RANGE
---------------------------------------------------------------------------------------------------------
Glenn A. Norem            Director                              472,234      $1,091,471     $2.27 - $2.42
---------------------------------------------------------------------------------------------------------
William D. Jobe           Former Director                       266,149         842,582      0.20 -  4.03
---------------------------------------------------------------------------------------------------------
William S. Leftwich       Former Chief Financial Officer         50,000         150,000              3.00
---------------------------------------------------------------------------------------------------------
William E. Johnson        Former Director                        14,166          45,154              3.19
---------------------------------------------------------------------------------------------------------


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

       Date                      ViewCast.com, Inc.
       ----

    May 1, 2000                     By:  /s/ Laurie L. Latham
                                         --------------------
                                         Laurie L. Latham
                                         Chief Financial Officer and Senior Vice
                                         President of Finance and Administration

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


       Date                      ViewCast.Com, Inc.
       ----


    May 1, 2000                     By: /s/ H.T. Ardinger, Jr.
                                        ----------------------
                                        H.T. Ardinger, Jr.
                                        Director and Chairman of the Board


    May 1, 2000                     By: /s/ George C. Platt
                                        -------------------
                                        George C. Platt
                                        Director, President and Chief Executive
                                        Officer


    May 1, 2000                     By: /s/ Laurie L. Latham
                                        --------------------
                                        Laurie L. Latham
                                        Chief Financial Officer and Senior Vice
                                        President of Finance and Administration


    May 1, 2000                     By: /s/ Joseph W. Autem
                                        -------------------
                                        Joseph W. Autem
                                        Director


    May 1, 2000                     By: /s/ David A. Dean
                                        -----------------
                                        David A. Dean
                                        Director

                                                 EXHIBIT INDEX

EXHIBIT                                       DESCRIPTION OF EXHIBIT                                    SEQUENTIAL
PAGE                                                                                                          PAGE
NO.                                                                                                            NO.
------------------------------------------------------------------------------------------------------------------
2            Agreement and Plan of Merger and Reorganization (1)

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

10(k)        Agreement between ViewCast and Unisys? (1)

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