Form 10-Q
period 2000-03-31
VIEWCAST COM INC
filed 2000-05-15
CIK 921313

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

          (Mark One)
             [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000
                                                 --------------

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             For the transition period from            to
                                            ----------    -----------

                         Commission File Number: 0-29020

                               VIEWCAST.COM, INC.
        -----------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)

            DELAWARE                                      75-2528700
-------------------------------                  ------------------------------
(State or other Jurisdiction of                  (I.R.S. Employer Incorporation
 Incorporation or Organization)                        Identification No.)

               2665 VILLA CREEK DRIVE, SUITE 200, DALLAS, TX 75234
               ---------------------------------------------------
                    (Address of principal executive offices)

                                  972/488-7200
                           ---------------------------
                           (Issuer's Telephone Number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes  X  No
    ---    ---

As of May 5, 2000, 15,540,630 shares of the Registrant's common stock were outstanding.

                       VIEWCAST.COM, INC. AND SUBSIDIARIES
                               INDEX TO FORM 10-Q


PART I. FINANCIAL INFORMATION

  Item 1.  Financial Statements
    Consolidated Balance Sheets at December 31, 1999 and
       March 31, 2000 (Unaudited)................................................................3
    Consolidated Statements of Operations for the Three Months
       ended March 31, 1999 and 2000 (Unaudited) ................................................4
    Consolidated Statement of Stockholders' Equity for the
       Three Months ended March 31, 2000 (Unaudited).............................................5
    Consolidated Statements of Cash Flows for the Three Months
       ended March 31, 1999 and 2000 (Unaudited).................................................6
    Notes to Consolidated Financial Statements...................................................7

  Item 2.  Management's Discussion and Analysis of Financial Condition
    and Results of Operations...................................................................10

PART II. OTHER INFORMATION......................................................................13

SIGNATURES......................................................................................14

                       VIEWCAST.COM, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                             DECEMBER 31,         MARCH 31,
                                                                                 1999               2000
                                                                             ------------       ------------
                        ASSETS                                                                   (Unaudited)

Current assets:
  Cash and cash equivalents                                                  $  4,315,980       $  5,293,542
  Available-for-sale securities                                                 3,410,853          4,922,790
  Accounts receivable, less allowance for  doubtful accounts of $117,000 and $147,000 at December 31, 1999 and
     March 31, 2000 (unaudited), respectively                                   1,386,395          1,109,772
  Inventory                                                                     2,526,096          2,702,231
  Prepaid expenses                                                                 93,598            246,408
                                                                             ------------       ------------
      Total current assets                                                     11,732,922         14,274,743

Property and equipment, net                                                     1,338,143          1,326,249
Software development costs, net                                                   429,502            443,737
Deferred charges                                                                       --             94,259
Deposits                                                                           64,815             67,860
                                                                             ------------       ------------
      Total assets                                                           $ 13,565,382       $ 16,206,848
                                                                             ============       ============

      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                           $    662,247       $    913,360
  Accrued compensation                                                            418,360            459,273
  Deferred revenue                                                                270,779            233,040
  Other accrued liabilities                                                       392,713            737,764
  Shareholder line of credit                                                    2,408,827          2,408,827
  Short-term debt, other                                                            4,842              3,650
                                                                             ------------       ------------
      Total current liabilities                                                 4,157,768          4,755,914

Commitments

Stockholders' equity:
  Convertible preferred stock, $.0001 par value:
    Authorized shares - 5,000,000
      Series B - issued and outstanding shares -  945,000 at
        December 31, 1999 and March 31, 2000 (unaudited), respectively                 95                 95
  Common stock, $.0001 par value:
    Authorized shares - 40,000,000
    Issued and outstanding shares -  14,624,898 and 15,521,847
      at December 31, 1999 and March 31, 2000 (unaudited), respectively             1,463              1,553
  Additional paid-in capital                                                   44,889,810         47,679,654
  Unrealized gain on securities reported at fair value and accumulated
      other comprehensive income                                                1,410,853          2,922,790
  Accumulated deficit                                                         (36,882,701)       (39,141,252)
  Treasury stock,  261,497 shares at December 31, 1999 and
      March 31, 2000 (unaudited)                                                  (11,906)           (11,906)
                                                                             ------------       ------------
      Total stockholders' equity                                                9,407,614         11,450,934
                                                                             ------------       ------------
      Total liabilities and stockholders' equity                             $ 13,565,382       $ 16,206,848
                                                                             ============       ============

                             See accompanying notes.
                                        3

                       VIEWCAST.COM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                 FOR THE THREE MONTHS ENDED
                                                         MARCH 31,
                                              -------------------------------
                                                  1999                2000
                                              ------------       ------------

NET SALES                                     $  2,014,164       $  1,936,658

Cost of goods sold                               1,048,465            866,711
                                              ------------       ------------
GROSS PROFIT                                       965,699          1,069,947

Operating expenses:
  Selling, general and administrative            1,654,962          2,092,399
  Research and development                         975,267            892,069
  Depreciation and amortization                    154,375            148,123
                                              ------------       ------------
      Total operating expenses                   2,784,604          3,132,591
                                              ------------       ------------
OPERATING LOSS                                  (1,818,905)        (2,062,644)

Other income (expense):
  Dividend and interest income                      43,363             62,295
  Interest expense                                (326,178)           (70,235)
                                              ------------       ------------
      Total other income (expense)                (282,815)            (7,940)
                                              ------------       ------------
NET LOSS                                      $ (2,101,720)      $ (2,070,584)
                                              ============       ============
NET LOSS PER SHARE: BASIC AND DILUTED         $      (0.20)      $      (0.15)
                                              ============       ============
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
   OUTSTANDING                                  11,690,614         14,843,209
                                              ============       ============

                             See accompanying notes.
                                        4

                       VIEWCAST.COM, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE THREE MONTHS ENDED MARCH 31, 2000 (UNAUDITED)

                                                         CONVERTIBLE                                                    ADDITIONAL
                                                       PREFERRED STOCK                     COMMON STOCK                  PAID-IN
                                                   SHARES          PAR VALUE           SHARES         PAR VALUE          CAPITAL
                                                  --------       ------------        ----------      ------------      ------------

BALANCE,  DECEMBER 31, 1999                        945,000       $         95        14,624,898      $      1,463      $ 44,889,810

  Exercise of options and warrants                      --                 --           896,949                90         2,784,195

  Value of options and warrants
      issued for consulting services                    --                 --                --                --            11,140

  Other                                                 --                 --                --                --            (5,491)

  Convertible preferred stock
     dividends - Series B                               --                 --                --                --                --

  Unrealized gain on securities reported
     at fair value                                      --                 --                --                --                --
  Net loss                                              --                 --                --                --                --

          Comprehensive loss
                                                  --------       ------------        ----------      ------------      ------------
BALANCE,  DECEMBER 31, 1999                        945,000       $         95        15,521,847      $      1,553      $ 47,679,654
                                                  ========       ============        ==========      ============      ============

                                                      OTHER                                                    TOTAL
                                                  COMPREHENSIVE      ACCUMULATED          TREASURY         STOCKHOLDERS'
                                                      INCOME           DEFICIT             STOCK              EQUITY
                                                   ------------      ------------       ------------       ------------

BALANCE,  DECEMBER 31, 1999                        $  1,410,853      $(36,882,701)      $    (11,906)      $  9,407,614

  Exercise of options and warrants                           --                --                 --          2,784,285

  Value of options and warrants
      issued for consulting services                         --                --                 --             11,140

  Other                                                      --                --                 --             (5,491)

  Convertible preferred stock
     dividends - Series B                                    --          (187,967)                --           (187,967)

  Unrealized gain on securities reported
     at fair value                                    1,511,937                --                 --          1,511,937
  Net loss                                                   --        (2,070,584)                --         (2,070,584)
                                                                                                           ------------
          Comprehensive loss                                                                                   (558,647)
                                                   ------------      ------------       ------------       ------------
BALANCE,  DECEMBER 31, 1999                        $  2,922,790      $(39,141,252)      $    (11,906)      $ 11,450,934
                                                   ============      ============       ============       ============

                             See accompanying notes.
                                        5

                       VIEWCAST.COM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                              FOR THE THREE MONTHS ENDED
                                                                                      MARCH 31,
                                                                             -----------------------------
                                                                                1999             2,000
                                                                             -----------       -----------

OPERATING ACTIVITIES:
  Net loss                                                                   $(2,101,720)      $(2,070,584)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depreciation of fixed assets                                               124,146           120,543
      Amortization of software development costs                                  30,229            27,580
      Non-cash charges to interest expense                                       194,625                --
      Non-cash consulting fees exchanged for options and warrants                 24,500            11,140
      Changes in operating assets and liabilities:
        Accounts receivable                                                      105,567           276,623
        Inventory                                                                371,086          (176,135)
        Prepaid expenses                                                          (6,699)         (152,810)
        Deferred charges                                                              --           (94,259)
        Deposits                                                                   1,000            (3,045)
        Accounts payable                                                      (2,228,916)          251,113
        Accrued compensation                                                     (14,707)           40,913
        Accrued restructuring charges                                           (174,957)               --
        Deferred revenue                                                            (599)          (37,739)
        Other accrued liabilities                                               (117,335)          157,084
                                                                             -----------       -----------
               Net cash used in operating activities                          (3,793,780)       (1,649,576)
                                                                             -----------       -----------

INVESTING ACTIVITIES:
  Purchase of property and equipment                                             (67,985)         (108,649)
  Software development costs                                                          --           (41,815)
                                                                             -----------       -----------
               Net cash used in investing activities                             (67,985)         (150,464)
                                                                             -----------       -----------

FINANCING ACTIVITIES:
  Net proceeds from convertible preferred stock subscription - Series B        8,834,346                --
  Net proceeds from the exercise of options and warrants                         963,569         2,784,285
  Repayment of shareholder line of credit                                       (923,595)               --
  Repayment of short-term debt-officer                                           (96,285)               --
  Repayment of short-term debt-other                                             (20,600)           (1,192)
  Other                                                                               --            (5,491)
                                                                             -----------       -----------
               Net cash provided by financing activities                       8,757,435         2,777,602
                                                                             -----------       -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                      4,895,670           977,562

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                   439,791         4,315,980
                                                                             -----------       -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                     $ 5,335,461       $ 5,293,542
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

     The financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999, as amended, filed with the Securities and Exchange Commission.

2.   INVENTORIES

     Inventory is comprised primarily of purchased electronic components and computer system products, along with related documentation manuals and packaging materials and consists of the following:

                        DECEMBER 31,      MARCH 31,
                            1999            2000
                         ----------      ----------
                                         (UNAUDITED)

Purchased materials      $  766,533      $  743,235
Finished goods            1,759,543       1,958,996
                         ----------      ----------
                         $2,526,096      $2,702,231
                         ==========      ==========

     Inventory at December 31, 1999 and March 31, 2000 is presented net of reserves of $346,153 and $344,133, respectively. Reserves are provided for lower of cost or market adjustments, obsolescence and for slow moving and damaged inventory.

3.   SHAREHOLDERS' EQUITY - COMMON STOCK

     In January through March 2000, the Company received gross proceeds of $2,508,828 from the exercise of 811,276 private warrants to purchase 811,276 common shares of the Company at exercise prices ranging from $3.00 to $4.50 per share.

     In January through March 2000, the Company received gross proceeds of $275,457 from the exercise of 85,673 employee stock options to purchase 85,673 common shares of the Company at exercise prices ranging from $2.06 to 4.63 per share.

                      VIEWCAST.COM, INC. AND SUBSIDIARIES
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


4.   NET LOSS PER SHARE

     Basic earnings per share is calculated by dividing net income/loss applicable to common shareholders by the weighted average number of common shares outstanding for the period. Since the Company has reported net losses for the periods presented, the computation of diluted loss per share excludes the effects of outstanding options, warrants, convertible debt and convertible preferred stock since their effect is anti-dilutive.

     Loss per share calculations for the three months ended March 31, 1999 and 2000 are as follows:

                                                       THREE MONTHS ENDED
                                                            MARCH 31,
                                                 -------------------------------
                                                     1999               2000
                                                 ------------       ------------

Net loss                                         $ (2,101,720)      $ (2,070,584)

Preferred dividends and accretion of
 issue costs                                         (202,949)          (187,967)
                                                 ------------       ------------
Net loss applicable to common shareholders       $ (2,304,669)      $ (2,258,551)
                                                 ============       ============
Weighted average number of common shares
  outstanding                                      11,690,614         14,843,209
                                                 ============       ============
Loss per share as reported in the financial
 statements: basic and diluted                   $      (0.20)      $      (0.15)
                                                 ============       ============

5.   COMPREHENSIVE INCOME

     During 1998, the Company adopted Statement of Financial Accounting Standards No. 131, Reporting Comprehensive Income. The calculation of comprehensive income for the three months ended March 31, 2000 includes net loss as reported in the Consolidated Statements of Operations and unrealized gains and losses on available-for-sale securities. At March 31, 2000, the Company had gross unrealized gains on available-for-sale securities of $2,922,790. In addition, during the three months ended March 31, 2000, unrealized gains on available-for-sale securities increased $1,511,937.

     Available-for-sale securities is comprised exclusively of shares of TekInsight.com, Inc. (TEKS) acquired through a strategic business alliance in September of 1998. The quoted market price of TEKS shares at December 31, 1999, March 31, 2000 and April 30, 2000 was $2.75, $3.97 and $3.50, respectively.

6.   SUBSEQUENT EVENTS.

     On April 28, 2000, the Company sold $4,450,000 aggregate principal amount of 7% Senior Convertible Debentures Due 2004 (the "Debentures") pursuant to a placing agreement dated March 28, 2000, and amended on April 28, 2000, by and among the Company and RP&C International Inc. and

                       VIEWCAST.COM, INC. AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


RP&C International Limited (the "Lead Managers") at an initial offering price of 100% of the principal amount thereof, less 8% gross commission. In addition, the Company issued the Lead Managers a warrant (the "Warrant") on April 28, 2000, in the name of RP&C International (Guernsey) Limited, pursuant to Regulation S, to purchase an aggregate of 89,000 shares of Common Stock, at an exercise price of $5.00 per share, subject to adjustment in the event of adjustment of the Conversion Price of the Debentures. The Warrant has a term of five (5) years and may be exercised as to all or any lesser number of shares of Common Stock covered thereby, commencing twelve (12) months after the date of issuance.

     Unless previously redeemed, the Debentures are convertible into shares of Common Stock of the Company at the option of the holder at any time at a fixed conversion price of $5.00 per share of Common Stock, subject to adjustment in certain circumstances (the "Conversion Price"). Upon voluntary conversion of any Debenture by its holder, no payment will be made for interest accrued during the period (i) from the most recent interest payment date preceding the applicable conversion date, or (ii) from the date of issuance of the Debentures if the Debenture is converted before the first interest payment (absent default by the Company, in which event interest shall continue to accrue at a specified default rate). Debentures which are converted prior to the first interest payment date of November 1, 2000 will be converted at a ten percent (10%) discount from the then effective Conversion Price, and Debentures which are converted prior to the second interest payment date of May 1, 2001 will be converted at a five percent (5%) discount from the then effective Conversion Price.

     The Debentures were sold outside the United States to non-U.S. persons in reliance on Regulation S under the Securities Act of 1933, as amended (the "Act"). Each purchaser certified that it was not a U.S. person (as defined in Regulation S under the Act) and that it was not acquiring the Debentures for the account or benefit of any U.S. person. Further each purchaser agreed that prior to the end of the one-year Distribution Compliance Period (as defined in Regulation S under the Act), the Debentures may be resold, pledged or transferred only (i) to the Company, (ii) pursuant to offers and sales outside the United States in a transaction meeting the requirements of Rules 901 through 905 of Regulation S under the Act, or (iii) pursuant to an effective registration statement under the Act, each in accordance with any applicable securities laws of the United States.

     The Company can cause the Debentures to be converted into shares of Common Stock at the Conversion Price at any time and from time to time after October 28, 2001, if the closing sale price of the Common Stock on each day during any twenty (20) consecutive trading day period commencing on or after October 1, 2001, has equaled or exceeded 160% of the Conversion Price. The Company can cause the Debentures to be converted into shares of Common Stock at the Conversion Price at any time and from time to time after April 28, 2002, if the closing sale price of the Common Stock on each day during any twenty (20) consecutive trading day period commencing on or after April 1, 2002, has equaled or exceeded 140% of the Conversion Price.

     The Company has agreed to file a registration statement with the Securities and Exchange Commission (the "SEC") covering the resale of the Common Stock issuable upon the conversion of the Debentures and the exercise of the Warrant and to use all commercially reasonable efforts to cause such registration statement to become effective with the SEC. If the registration statement is not declared effective within four months of April 28, 2000, the Conversion Price of the Debentures is subject to specified discounts; but in no event will these discounts and the early conversion discounts described previously cause the Conversion Price to be less than $4.20.

     The Company may redeem all outstanding Debentures at their principal amount, together with accrued interest, in the event that prior to the redemption notice, 85% or more in principal amount of the Debentures have been converted or purchased by the Company.

                       VIEWCAST.COM, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The accompanying consolidated financial statements include the accounts of ViewCast.com, Inc. (VCST), and its wholly-owned subsidiaries, Viewpoint Systems, Inc. (Viewpoint), VideoWare, Inc. (VideoWare) and Osprey Technologies, Inc. (Osprey) (collectively, the Company). The Company operates in one business segment and is engaged in designing, developing and marketing advanced, standards-based video products that enable video communication over the Internet and corporate networks. The Company's Viewpoint VBX(TM) video distribution system, Osprey(R) line of video capture cards and video compression-decompression cards ("codecs") and ViewCast(R) line of Internet encoding and streaming video servers deliver business applications for video conferencing, video broadcasting, video-based training, distance learning, telemedicine, surveillance and Internet and intranet video communications. The Company markets its products directly to end-users, through original equipment manufacturers, value-added resellers and computer system integrators, worldwide.

     This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including, but not limited to, statements containing the words "will" and "expects" and similar words, which involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, product demand and market acceptance risks, the impact of competitive products and pricing, product development, commercialization and technological difficulties, capacity and supply constraints or difficulties, general business and economic conditions, the effect of the Company's accounting policies and other risks detailed in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999, as amended, the Registration Statement on Form S-3 filed on April 26, 2000 and other filings with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

Quarter Ended March 31, 2000 compared to Quarter Ended March 31, 1999.

     Net Sales. Net sales for the quarter ended March 31, 2000 decreased 3.8% to $1,936,658 from $2,014,164 reported for the same period last year. The decrease is attributed to a decline in video distribution system sales, offset in part by growth in sales of the Company's video peripheral and video streaming system products.

      o First Quarter 2000 vs. First Quarter 1999 - Osprey(R) Board Products. During the first quarter of 2000, sales of Osprey codecs and video capture cards increased 8.8% over 1999 levels and represented 74.2% of quarterly revenues compared to 65.6% of revenues in the first quarter of 1999. The increase can be attributed to new product introductions, growth in demand for the Company's video capture cards and increased demand from channel partners in the Pacific Rim and Western Europe.

      o First Quarter 2000 vs. First Quarter 1999 - ViewCast(R) Streaming and Encoding Systems. During the quarter ended March 31, 2000, sales of ViewCast streaming and encoding systems were $118,637 and represented 6.1% of quarterly revenues. This product line was introduced late in the first quarter of 1999, so there were no comparable sales in 1999.

                       VIEWCAST.COM, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (CONTINUED)


     o First Quarter 2000 vs. First Quarter 1999 - ViewPoint VBX(TM)Video Distribution Systems. Sales of VBX video distribution systems for the first quarter of 2000 decreased by $447,301 or 64.9% compared to the same period in 1999. Sales of VBX video distribution systems represented 12.5% of quarterly revenues, compared to 34.2% of revenues in the first quarter of 1999. The decrease is attributed to a decline in sales from two of the Company's largest VBX resellers, who changed the strategic focus of their companies, and to the reorganization efforts and training of the Company's new sales staff. The Company expects sales of its VBX systems to increase for the balance of 2000 as new product features are added and new vertical markets are identified and developed.

     o First Quarter 2000 vs. First Quarter 1999 - Other Revenues. Other revenues consisting of software maintenance, training, engineering consulting fees and professional services amounted to $139,696 for the quarter ended March 31, 2000 and represented 7.2% of quarterly revenues compared to 0.2% of total revenues during the first quarter of 1999.

     Cost of Goods Sold. Cost of goods sold decreased $181,754 to $866,711 for the quarter ended March 31, 2000 compared to the same period in 1999, primarily due to the decrease in net sales described above. Gross profit margin for the quarter ended March 31, 2000 was 55.2%, representing an increase from the 47.9% margin reflected in the same period in 1999. The increase in gross margin in the first quarter of 2000 is attributed to manufacturing and product design efficiencies, as well as increased revenues from contract engineering and professional services with little or no associated cost of goods sold. The Company anticipates that, over extended periods, its margins will remain in the range of 48% - 52%.

     Selling, General and Administrative Expense. Selling, general and administrative expenses increased from $1,654,962 in the first quarter of 1999 to $2,092,399 in the first quarter of 2000 primarily due to an increase in the number of sales employees and related overhead expenses. During the first quarter of 2000, sales and sales administrative expenses increased 65.6% over 1999 levels. During the fourth quarter of 1999 and the first quarter of 2000, the Company added eleven sales employees consisting of regional sales managers, vertical market specialists and sales engineers to bolster sales of its ViewCast streaming/encoding servers and VBX video distribution systems. In addition, sales expenses were much reduced during the first quarter of 1999 due to workforce reductions and restructuring efforts instituted in the fourth quarter of 1998.

     Research and Development Expense. Research and development expense decreased approximately 8.5% as compared to the first quarter of 1999; however, the Company expects that, over the balance of 2000, total research and development expense will increase over 1999 levels due to the development and testing of new products and enhancement and addition of new features to its already existing products.

     Other Income (Expense). For the quarter ended March 31, 2000, other income (expense) decreased by $274,875 to $7,940, primarily due to an increase in interest income generated from higher average cash and cash equivalent balances during the current quarter, and from the elimination, in the current quarter, of interest expense associated with the amortization of debt issue costs related to Company's line of credit financing. The issue costs were fully amortized in October of 1999.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary sources of funds for conducting its business activities are from the sale of its debt and equity securities and from operations. The Company requires liquidity and working capital primarily to fund operating losses, increases in inventories and accounts receivable associated with sales growth, development of its products, debt service and capital expenditures.

                       VIEWCAST.COM, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (CONTINUED)


     Net cash used in operating activities for the three months ended March 31, 2000 was $1,649,576 due primarily to the $2,070,584 net loss for the period offset by changes in operating assets and liabilities of $261,745 and noncash operating expenses of $159,263.

     Investing activities utilized cash of $150,464 during the three months ended March 31, 2000 for capital expenditures of computer equipment, test equipment and purchased software to aid the development and testing of the Company's products; for demonstration equipment to showcase its products; and for computers for new-hires added during the quarter.

     During the first quarter of 2000, financing activities generated cash in the amount of $2,777,602 principally from the exercise of outstanding options and warrants. During the quarter, the Company received gross proceeds of $2,508,828 from the exercise of 811,276 private warrants to purchase 811,276 shares of the Company's common stock at exercise prices ranging from $3.00 to $4.50 per share, and gross proceeds of $275,457 from the exercise of 85,673 employee stock options to purchase 85,673 common shares of the Company at exercise prices ranging from $2.06 to 4.63 per share.

     During September of 1998, the Company entered into a strategic business relationship with TekInsight.com, Inc. ("TEKS"), formerly Tadeo Holdings, Inc., that involved a stock purchase agreement whereby the Company acquired 1,240,310 shares of TEKS common stock in exchange for 1,000,000 shares of its Common Stock. Because all of the TEKS shares held by us will be available for trading under Rule 144 of the Securities and Exchange Commission prior to December 31, 2000, we have presented those shares at their quoted market price on the balance sheet as of December 31, 1999 and March 31, 2000. The quoted market price of TEKS registered common stock at December 31, 1999, March 31, 2000 and April 30, 2000 was $2.75, $3.97 and $3.50 per share, respectively.

     At March 31, 2000, the Company had working capital of $9,518,829 compared to $7,575,154 at December 31, 1999 and cash and cash equivalents of $5,293,542 at March 31, 2000 compared to $4,315,980 at December 31, 1999. The Company experienced a slight sales decline during the first quarter of 2000 compared to the first quarter of 1999, and anticipates that losses will continue during 2000 and until such time as total profit margins from the sales of its products exceed its total development, selling, administrative and financing costs. In October of 1998, the Company entered into a working capital line of credit financing arrangement for up to $9,000,000 with an entity controlled by one of our principal stockholders, who is currently our Chairman of the Board. The availability of funds under this facility is subject to certain borrowing base limitations based principally on outstanding accounts receivable and inventory. At December 31, 1999, the Company had utilized $2.41 million of this facility and may further utilize the facility to fund future growth. The line of credit facility expires in October of 2000, and the Company is currently negotiating to renew the facility. Additionally, during April of 2000, the Company received proceeds of $1,174,361 from the exercise of 260,969 redeemable warrants to purchase 280,280 shares of common stock at an effective price per share of $4.19.

     On April 28, 2000, the Company sold $4,450,000 aggregate principal amount of 7% Senior Convertible Debentures Due 2004 (the "Debentures") pursuant to a placing agreement dated March 28, 2000, and amended on April 28, 2000, by and among the Company and RP&C International Inc. and RP&C International Limited (the "Lead Managers") at an initial offering price of 100% of the principal amount thereof, less 8% gross commission. In addition, the Company issued the Lead Managers a warrant (the "Warrant") on April 28, 2000, in the name of RP&C International (Guernsey) Limited, pursuant to Regulation S, to purchase an aggregate of 89,000 shares of Common Stock, at an exercise price of $5.00 per share, subject to adjustment in the event of adjustment of the Conversion Price of the Debentures. The Warrant has a term of five (5) years and may be exercised as to all or any lesser number of shares of Common Stock covered thereby, commencing twelve (12) months after the date of issuance (see Note 6).

     The Company believes that it has cash, cash equivalents and marketable securities on hand to meet its working capital requirements for the next twelve months. During the remainder of 2000, the Company expects to significantly increase its sales, marketing and public relations efforts to promote both its new and existing product offerings. Depending on future business opportunities, product development, marketing requirements and sales performance, the Company's plans may change or prove to be inaccurate. Therefore, the Company may be required to raise additional capital sooner than currently anticipated. Additional financing could include the issuance of convertible debt, convertible preferred stock or other equity securities in exchange for a cash investment in the Company. There can be no assurance that any such additional financing will be available to us on acceptable terms, or at all. Additional equity financing may involve substantial dilution to our then existing stockholders. In the event we are unable to raise additional capital, we may be required to substantially reduce or curtail our activities.

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

                                       ViewCast.com, Inc.
                                       -----------------------------------------
                                       (registrant)


                                       BY:

Date: May 15, 2000                     /s/ Laurie L. Latham
                                       -----------------------------------------
                                       Laurie L. Latham
                                       Chief Financial Officer
                                       Principal Financial Officer

                               INDEX TO EXHIBITS


Exhibit
Number                Description
------                -----------

  27                  Financial Data Schedule