Form 10-Q
period 2000-06-30
VIEWCAST COM INC
filed 2000-08-14
CIK 921313

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
         (Mark One)
         [X]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2000
                                                 -------------

         [ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
             For the transition period from       to
                                           ------    ------

                         Commission File Number: 0-29020

                               VIEWCAST.COM, INC.
        -----------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

                DELAWARE                               75-2528700
      ------------------------------         ------------------------------
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

As of August 7, 2000, 15,731,663 shares of the Registrant's common stock were outstanding.

                       VIEWCAST.COM, INC. AND SUBSIDIARIES
                               INDEX TO FORM 10-Q


PART I. FINANCIAL INFORMATION

  Item 1.  Financial Statements
    Consolidated Balance Sheets at December 31, 1999 and
       June 30, 2000 (Unaudited)............................................  3
    Consolidated Statements of Operations for the Three and Six Months
       ended June 30, 1999 and 2000 (Unaudited) ............................  4
    Consolidated Statement of Stockholders' Equity for the
       Six Months ended June 30, 2000 (Unaudited)...........................  5
    Consolidated Statements of Cash Flows for the Six Months
       ended June 30, 1999 and 2000 (Unaudited).............................  6
    Notes to Consolidated Financial Statements..............................  7

  Item 2.  Management's Discussion and Analysis of Financial Condition
    and Results of Operations............................................... 10

PART II. OTHER INFORMATION ................................................. 15

SIGNATURES ................................................................. 16

                       VIEWCAST.COM, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                          DECEMBER 31,      JUNE 30,
                                                                              1999            2000
                                                                          ------------    ------------
                            ASSETS                                                         (UNAUDITED)
Current assets:
  Cash and cash equivalents                                               $  4,315,980    $  7,492,466
  Available-for-sale securities                                              3,410,853       3,488,992
  Accounts receivable, less allowance for  doubtful accounts of $117,000 and $186,000 at December 31, 1999 and
     June 30, 2000 (unaudited), respectively                                 1,386,395       1,737,633
  Inventory                                                                  2,526,096       2,460,949
  Prepaid expenses                                                              93,598         208,540
                                                                          ------------    ------------
      Total current assets                                                  11,732,922      15,388,580

Property and equipment, net                                                  1,338,143       1,344,791
Software development costs, net                                                429,502         418,467
Deferred charges                                                                    --       1,136,815
Deposits                                                                        64,815          67,848
                                                                          ------------    ------------

      Total assets                                                        $ 13,565,382    $ 18,356,501
                                                                          ============    ============

             LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                        $    662,247    $    740,714
  Accrued compensation                                                         418,360         452,297
  Deferred revenue                                                             270,779         398,354
  Other accrued liabilities                                                    392,713         638,887
  Shareholder line of credit                                                 2,408,827       2,408,827
  Short-term debt, other                                                         4,842           2,420
                                                                          ------------    ------------
      Total current liabilities                                              4,157,768       4,641,499

Long-term debt                                                                      --       4,450,000

Commitments

Stockholders' equity:
  Convertible preferred stock, $.0001 par value:
    Authorized shares - 5,000,000
      Series B - issued and outstanding shares -  945,000 at
          December 31, 1999 and June 30, 2000 (unaudited), respectively             95              95
  Common stock, $.0001 par value:
    Authorized shares - 40,000,000
    Issued and outstanding shares -  14,624,898 and 15,968,160
      at December 31, 1999 and June 30, 2000 (unaudited), respectively           1,463           1,597
  Additional paid-in capital                                                44,889,810      49,565,361
  Unrealized gain on securities reported at fair value and accumulated
      other comprehensive income                                             1,410,853       1,488,992
  Accumulated deficit                                                      (36,882,701)    (41,779,137)
  Treasury stock,  261,497 shares at December 31, 1999 and
      June 30, 2000 (unaudited)                                                (11,906)        (11,906)
                                                                          ------------    ------------
      Total stockholders' equity                                             9,407,614       9,265,002
                                                                          ------------    ------------

      Total liabilities and stockholders' equity                          $ 13,565,382    $ 18,356,501
                                                                          ============    ============

                            See accompanying notes.

                       VIEWCAST.COM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                          FOR THE THREE MONTHS ENDED      FOR THE SIX MONTHS ENDED
                                                   JUNE 30,                       JUNE 30,
                                        ----------------------------    -----------------------------
                                            1999            2000             1999           2000
                                        ------------    ------------    ------------    ------------
NET SALES                               $  2,219,826    $  2,360,138    $  4,233,990    $  4,296,796

Cost of goods sold                         1,157,784       1,146,491       2,206,249       2,013,202
                                        ------------    ------------    ------------    ------------

Gross profit                               1,062,042       1,213,647       2,027,741       2,283,594

Operating expenses:
  Selling, general and administrative      1,763,229       2,385,411       3,418,191       4,477,808
  Research and development                   683,405       1,054,653       1,658,672       1,946,722
  Depreciation and amortization              150,206         176,320         304,581         324,443
                                        ------------    ------------    ------------    ------------
      Total operating expenses             2,596,840       3,616,384       5,381,444       6,748,973
                                        ------------    ------------    ------------    ------------

OPERATING LOSS                            (1,534,798)     (2,402,737)     (3,353,703)     (4,465,379)

Other income (expense):
  Dividend and interest income                63,277         119,640         106,640         181,935
  Interest expense                          (253,519)       (166,823)       (579,697)       (237,058)
  Other                                           67              --              67              --
                                        ------------    ------------    ------------    ------------
      Total other income (expense)          (190,175)        (47,183)       (472,990)        (55,123)
                                        ------------    ------------    ------------    ------------

NET LOSS                                $ (1,724,973)   $ (2,449,920)   $ (3,826,693)   $ (4,520,502)
                                        ============    ============    ============    ============

NET LOSS PER SHARE: BASIC AND DILUTED   $      (0.15)   $      (0.17)   $      (0.34)   $      (0.32)
                                        ============    ============    ============    ============

WEIGHTED AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING                     12,847,820      15,547,614      12,244,894      15,195,411
                                        ============    ============    ============    ============

                            See accompanying notes.

                       VIEWCAST.COM, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
               FOR THE SIX MONTHS ENDED JUNE 30, 2000 (UNAUDITED)


                                                    CONVERTIBLE                                 ADDITIONAL        OTHER
                                                  PREFERRED STOCK           COMMON STOCK         PAID-IN       COMPREHENSIVE
                                                 SHARES    PAR VALUE     SHARES     PAR VALUE    CAPITAL          INCOME
                                               ----------- ---------     ------     ---------  -----------     -------------
BALANCE,  DECEMBER 31, 1999                     945,000    $    95     14,624,898   $  1,463   $ 44,889,810    $  1,410,853


  Exercise of options and warrants                   --         --      1,189,311        119      3,990,869              --

  Value of options and warrants
      issued for consulting services                 --         --             --         --        226,737              --

  Sale of common stock, employee
     stock purchase plan                             --         --         24,354          2         74,066              --

  Common stock issued for legal
     services                                        --         --          2,500         --         15,000              --

  Other                                              --         --             --         --         (9,199)             --

  Convertible preferred stock
     dividends - Series B                            --         --        127,097         13        378,078              --

  Unrealized gain on securities reported
     at fair value                                   --         --             --         --             --          78,139
  Net loss                                           --         --             --         --             --              --

          Comprehensive loss                 (4,442,363)

                                           ------------    -------   ------------   --------   ------------    ------------
BALANCE,  JUNE 30, 2000                         945,000    $    95     15,968,160   $  1,597   $ 49,565,361    $  1,488,992
                                           ============    =======   ============   ========   ============    ============


                                                                               TOTAL
                                                ACCUMULATED     TREASURY    STOCKHOLDERS'
                                                  DEFICIT         STOCK        EQUITY
                                                -----------    ----------  -------------
BALANCE,  DECEMBER 31, 1999                    $(36,882,701)   $ (11,906)   $ 9,407,614


  Exercise of options and warrants                       --           --      3,990,988

  Value of options and warrants
      issued for consulting services                     --           --        226,737

  Sale of common stock, employee
     stock purchase plan                                 --           --         74,068

  Common stock issued for legal
     services                                            --           --         15,000

  Other                                                  --           --         (9,199)

  Convertible preferred stock
     dividends - Series B                          (375,934)          --          2,157

  Unrealized gain on securities reported
     at fair value                                       --           --         78,139
  Net loss                                       (4,520,502)          --     (4,520,502)
                                                                            -----------
          Comprehensive loss                                                 (4,442,363)

                                               ------------    ---------    -----------
BALANCE,  JUNE 30, 2000                        $(41,779,137)   $ (11,906)   $ 9,265,002
                                               ============    =========    ===========

                            See accompanying notes.

                       VIEWCAST.COM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                             FOR THE SIX MONTHS ENDED
                                                                                   JUNE 30,
                                                                          ----------------------------
                                                                              1999            2,000
                                                                          ------------    ------------
OPERATING ACTIVITIES:
  Net loss                                                                $ (3,826,693)   $ (4,520,502)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depreciation of fixed assets                                             244,122         271,592
      Amortization of software development costs                                60,459          52,851
      Non-cash charges to interest expense                                     379,951          40,401
      Non-cash consulting fees exchanged for options and warrants               24,500          19,367
      Changes in operating assets and liabilities:
        Accounts receivable                                                   (296,057)       (351,238)
        Inventory                                                              406,499          65,147
        Prepaid expenses                                                         8,668        (114,942)
        Deposits                                                                11,277          (3,033)
        Accounts payable                                                    (2,062,183)         93,467
        Accrued compensation                                                     1,076          33,937
        Accrued restructuring charges                                         (243,457)             --
        Deferred revenue                                                        (1,497)        127,575
        Other accrued liabilities                                             (139,586)        248,331
                                                                          ------------    ------------
               Net cash used in operating activities                        (5,432,921)     (4,037,047)
                                                                          ------------    ------------

INVESTING ACTIVITIES:
  Purchase of property and equipment                                          (153,895)       (278,241)
  Software development costs                                                   (34,152)        (41,815)
                                                                          ------------    ------------
               Net cash used in investing activities                          (188,047)       (320,056)
                                                                          ------------    ------------

FINANCING ACTIVITIES:
  Net proceeds from convertible preferred stock subscription - Series B      8,834,346              --
  Net proceeds for the issuance of long-term debt                                   --       3,480,154
  Net proceeds from the exercise of options and warrants                     4,135,843       3,990,988
  Proceeds from sale of common stock                                            43,089          74,068
  Repayment of shareholder line of credit                                     (923,595)             --
  Repayment of short-term debt-officer                                         (96,285)             --
  Repayment of short-term debt-other                                                --          (2,422)
  Other                                                                        (43,878)         (9,199)
                                                                          ------------    ------------
               Net cash provided by financing activities                    11,949,520       7,533,589
                                                                          ------------    ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                    6,328,552       3,176,486

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                 439,791       4,315,980
                                                                          ------------    ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                  $  6,768,343    $  7,492,466
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

     The financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999, as amended, filed with the Securities and Exchange Commission.

2.  INVENTORIES

         Inventory is comprised primarily of purchased electronic components and computer system products, along with related documentation manuals and packaging materials and consists of the following:

                      DECEMBER 31,   JUNE 30,
                          1999        2000
                      ----------   ----------
                                  (UNAUDITED)
Purchased materials   $  766,533   $  787,591
Finished goods         1,759,543    1,673,358
                      ----------   ----------
                      $2,526,096   $2,460,949
                      ==========   ==========

         Inventory at December 31, 1999 and June 30, 2000 is presented net of reserves of $346,153 and $365,562 respectively. Reserves are provided for lower of cost or market adjustments, obsolescence and for slow moving and damaged inventory.

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

                       VIEWCAST.COM, INC. AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


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

4.  SHAREHOLDERS' EQUITY - COMMON STOCK

         In January through June 2000, the Company received gross proceeds of $3,683,189 from the exercise of 1,072,245 private and public warrants to purchase 1,091,556 common shares of the Company at exercise prices ranging from $3.00 to $4.50 per share.

         In January through June 2000, the Company received gross proceeds of $307,799 from the exercise of 97,755 employee stock options to purchase 97,755 common shares of the Company at exercise prices ranging from $2.06 to $4.63 per share.

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

     Loss per share calculations for the three and six months ended June 30, 1999 and 2000 are as follows:

                                                    THREE MONTHS ENDED              SIX MONTHS ENDED
                                                         JUNE 30,                        JUNE 30,
                                              ----------------------------    ----------------------------
                                                  1999            2000            1999            2000
                                              ------------    ------------    ------------    ------------
Net loss                                      $ (1,724,973)   $ (2,449,920)   $ (3,826,693)   $ (4,520,502)

Preferred dividends and accretion of
  issue costs                                     (182,099)       (187,967)       (385,048)       (375,934)
                                              ------------    ------------    ------------    ------------

Net loss applicable to common shareholders    $ (1,907,072)   $ (2,637,887)   $ (4,211,741)   $ (4,896,436)
                                              ============    ============    ============    ============

Weighted average number of common shares
   outstanding                                  12,847,820      15,547,614      12,244,894      15,195,411
                                              ============    ============    ============    ============

Loss per share as reported in the financial
  statements: basic and diluted               $      (0.15)   $      (0.17)   $      (0.34)   $      (0.32)
                                              ============    ============    ============    ============

6.  COMPREHENSIVE INCOME

     During 1998, the Company adopted Statement of Financial Accounting Standards No. 131, Reporting Comprehensive Income. The calculation of comprehensive income for the six months ended June 30, 2000 includes net loss as reported in the Consolidated Statements of Operations and unrealized gains and losses on available-for-sale securities. At June 30, 2000, the Company had gross unrealized gains on available-for-sale securities of $1,488,992. In addition, during the six months ended June 30, 2000, unrealized gains on available-for-sale securities increased $78,139.

     Available-for-sale securities is comprised exclusively of shares of TekInsight.com, Inc. (TEKS) acquired through a strategic business alliance in September of 1998. The quoted market price of TEKS shares at December 31, 1999, June 30, 2000 and July 31, 2000 was $2.75, $2.81 and $2.44, respectively.

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

     This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including, but not limited to, statements containing the words "will" and "expects" and similar words, which involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, product demand and market acceptance risks, the impact of competitive products and pricing, product development, commercialization and technological difficulties, capacity and supply constraints or difficulties, general business and economic conditions, the effect of the Company's accounting policies and other risks detailed in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999, as amended, the Registration Statements on Form S-3 filed on April 26, 2000 and June 28, 2000 and other filings with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

QUARTER ENDED JUNE 30, 2000 COMPARED TO QUARTER ENDED JUNE 30, 1999.

     Net Sales. Net sales for the quarter ended June 30, 2000 increased 6.3% to $2,360,138 from $2,219,826 reported during the same period last year. The increase is attributed to growth in sales of the Company's video distribution system products offset in part by a decline in sales of the Company's Osprey(R) subsystem products.

     o Osprey(R) Subsystem Products. During the 2nd quarter of 2000, sales of Osprey codecs and video capture cards decreased 12.7% over 1999 levels and represented 63.3% of quarterly revenues compared to 77.1% of total revenues in the 2nd quarter of 1999. The decrease can be attributed to a decline in sales to one of Company's major OEM partners offset in part by the growth in demand for the Company's subsystems from channel partners in the Pacific Rim and Western Europe. During June 2000, the Company began limited shipments of its new Osprey-500 line of video capture cards designed specifically for the capture of broadcast-quality digital video for streaming media. The Oprey-500DVPro was developed by ViewCast and was optimized exclusively to support the Microsoft(R) Windows Media(TM) Format with cooperation from Microsoft's Digital Media division. The Company expects to see increased subsystem sales for the remainder of 2000, much of the increase due to the introduction of the Osprey-500 products which have increased average selling prices and gross margins over established subsystem products.

                       VIEWCAST.COM, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (CONTINUED)


     o ViewCast(R) Streaming and Encoding Systems. During the quarter ended June 30, 2000, sales of ViewCast streaming and encoding systems were $83,772 and represented 3.5% of quarterly revenues compared to $174,269 during the quarter ended June 30, 1999. To encourage new sales and enhance functionality of its ViewCast streaming video systems, the Company is integrating the Osprey-500 and Osprey-200 series of products and incorporating additional custom and third party software into new platforms designed for use by broadcasters and other professional rich-media suppliers.

     o ViewPoint VBX(TM) Video Distribution Systems. Sales of VBX video distribution systems for the second quarter of 2000 increased by $347,786 or 152.0% compared to the same period in 1999. Sales of VBX video distribution systems represented 24.4% of quarterly revenues, compared to 10.3% of revenues in the second quarter of 1999. The increase can be attributed to growth in VBX sales in Europe and North America. During June of 2000, the Company sold VBX equipment to a leading Wall Street investment management company in the U.S. and expects additional revenue from this institution during the 2nd half of 2000. The Company expects sales of its VBX systems to increase for the balance of 2000 as new product features are added and as new vertical markets are identified and developed.

     o Other Revenues. Other revenues consisting of software maintenance, training, engineering consulting fees and professional services amounted to $205,856 for the quarter ended June 30, 2000 and represented 8.7% of quarterly revenues compared to $105,000, or 4.7%, of total revenues during the 2nd quarter of 1999.

     Cost of Goods Sold. Cost of goods sold decreased $11,293 to $1,146,491 for the quarter ended June 30, 2000 compared to the same period in 1999 primarily due to increased margins from the introduction of new subsystem products with higher gross margins and to increased manufacturing efficiencies. Gross profit margin for the quarter ended June 30, 2000 was 51.4%, representing an increase from the 47.8% margin reflected in the same period in 1999. The Company anticipates that, over extended periods, its margins will remain in the range of 46% - 53%.

     Selling, General and Administrative Expense. Selling, general and administrative expenses increased from $1,763,229 in the 2nd quarter of 1999 to $2,385,411 in the 2nd quarter of 2000 primarily due to an increase in sales employees and related overhead expenses. During the 2nd quarter of 2000, sales and sales related expenses increased 68.3% over 1999 levels. Since December 1999, the Company has added eleven sales employees consisting of regional sales managers, vertical market specialists and sales engineers to bolster sales of its ViewCast streaming/encoding servers, VBX video distribution systems and Osprey subsystem products. In addition, sales expenses were much reduced during the first half of 1999 due to workforce reductions and restructuring efforts instituted in the fourth quarter of 1998. Additionally, during the three months ended June 30, 2000, marketing expenses increased 43.4% over 1999 levels due principally to increases in promotional expenses associated with introduction of new products and trade show expenditures.

     Research and Development Expense. Total research and development expense increased approximately 54.3%, or $371,248, compared to the 2nd quarter of 1999 as a result of additional engineering headcount, increased spending on development and testing of new subsystem products, and enhancement and development of new features to its already existing system products.

     Other Income (Expense). During the quarter ended June 30, 2000, other expense decreased by $142,922 to $47,183, primarily due to an increase in interest income generated from higher average cash and cash equivalent balances during the current quarter, and from the elimination of interest expense associated with the amortization of debt issue costs related to Company's line of credit financing that were fully amortized in October of 1999. On April 28, 2000 the Company sold $4.45 million of 7% Senior

                       VIEWCAST.COM, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (CONTINUED)


Convertible Debentures due 2004 and interest expense will increase in accordance with the 7% stated rate of the Debentures and amortization of related debt issue costs.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999.

     Net Sales. Net sales for the six months ended June 30, 2000 increased 1.5% to $4,296,796 from $4,233,990 reported during the same period last year. The increase can be attributed to growth in other revenues, principally consulting and professional services, and to a modest increase in sales of the Company's ViewCast streaming servers and encoding systems. These increases were offset by slight declines in sales of the Company's video capture cards and codecs and VBX video distribution systems.

     o Osprey(R) Subsystem Products. During the first six months of 2000, sales of Osprey codecs and video capture cards decreased 3.3% over 1999 levels and represented 68.2% of quarterly revenues compared to 71.6% of revenues during the first six months of 1999. The decrease can be attributed to a decline in sales to one of the Company's major OEM partners offset in part by the growth in demand for the Company's video capture cards and codec from channel partners in the Pacific Rim and Europe. During June 2000, the Company began limited shipments of its new Osprey-500 line of video capture cards designed specifically for the capture of broadcast-quality digital video for streaming media. The Oprey-500DVPro was developed by ViewCast and was optimized exclusively to support the Microsoft(R) Windows Media(TM) Format with cooperation from Microsoft's Digital Media division. The Company expects to see increased subsystem sales for the remainder of 2000, much of the increase due to the introduction of the Osprey-500 products which have increased average selling prices and gross margins over existing subsystem products.

     o ViewCast(R) Streaming and Encoding Systems. During the six months ended June 30, 2000, sales of ViewCast streaming and encoding systems increased 16.1% to $202,409 from the $174,269 reported during the during the first half of 1999. The Company has incorporated its newest product offerings, the Osprey-500 and Osprey-200 series of board products, into its ViewCast line of streaming server products to increase sales volumes during the second half of 2000.

     o ViewPoint VBX(TM) Video Distribution Systems. Sales of VBX video distribution systems for the first half of 2000 declined $99,515 or 10.8% compared to the same period in 1999. Sales of VBX video distribution systems represented 19.0% of total revenues for the six months ended June 30, 2000 compared to 21.7% of total revenues during the first half of 1999. Although VBX sales during the current period have declined slightly over 1999 levels, during June 2000, the Company sold VBX equipment to a leading Wall Street investment management company in the U.S. and expects additional revenue from this institution during the 2nd half of 2000. Demand for VBX systems has also increased in Europe and the Company expects sales of its VBX systems to increase for the balance of 2000 as new product features are added and as new vertical markets are identified and developed.

     o Other Revenues. Other revenues consisting of software maintenance, training, engineering consulting fees and professional services amounted to $345,552 for the six months ended June 30, 2000 and represented 8.1% of year-to-date revenues compared to 2.6% of total revenues during the six months ended June 30, 1999.

                       VIEWCAST.COM, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (CONTINUED)


     Cost of Goods Sold. Cost of goods sold decreased $193,047 to $2,013,202 for the quarter ended June 30, 2000 compared to the same period in 1999 primarily due to the introduction of new subsystem products with higher gross margins and increased manufacturing efficiencies. Gross profit margin for the six months ended June 30, 2000 was 53.1%, representing an increase from the 47.9% margin reflected in the same period in 1999. The Company anticipates that, over extended periods, its margins will remain in the range of 46% - 53%.

     Selling, General and Administrative Expense. Selling, general and administrative expenses increased from $3,418,191 during the six months ended June 30, 1999 to $4,477,808 during the six months ended June 30, 2000 primarily due to the addition of eleven new sales employees and associated overhead expenses since December of 1999. The additional employees consisted of regional sales managers, vertical market specialists and sales engineers to bolster sales of its ViewCast streaming/encoding servers, VBX video distribution systems and Osprey subsystem products. In addition, sales expenses were much reduced during the first half of 1999 due to workforce reductions and restructuring efforts instituted in the fourth quarter of 1998. Likewise, marketing expenses during the first half of 2000 increased $146,543 or 39.9% over 1999 levels due primarily to increased promotional expenses associated with introduction of new products and trade show expenditures.

         Research and Development Expense. During the first half of 2000, total research and development expenses increased approximately 17.4%, or $288,050, compared to same period of 1999 as a result of increased spending on the development and testing of new subsystem products, enhancement and addition of new features to its already existing system products, and the addition of four software engineers since December of 1999.

         Other Income (Expense). During the six months ended June 30, 2000, total other expense decreased by $417,867 to $55,123, primarily due to an increase in interest income generated from higher average cash and cash equivalent balances during the current period, and from the elimination of interest expense associated with the amortization of debt issue costs from Company's line of credit financing which was fully amortized in October 1999. On April 28, 2000 the Company sold $4.45 million of 7% Senior Convertible Debentures due 2004. Accordingly, future interest expense will increase in accordance with the 7% stated rate of the Debentures and amortization of related debt issue costs.


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

         Net cash used in operating activities for the six months ended June 30, 2000 was $4,037,047 due primarily to the $4,520,502 net loss for the period offset by changes in operating assets and liabilities of $99,244 and non-cash operating expenses of $384,211.

         Investing activities utilized cash of $320,055 during the six months ended June 30, 2000 for capital expenditures for computer equipment, test equipment and purchased software to aid the development and testing of the Company's products; for demonstration equipment to showcase its products; and for computers for new-hires added during the first half of the year.

                       VIEWCAST.COM, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (CONTINUED)


     During the first half of 2000, the Company received proceeds of $3,683,189 from the exercise of 1,072,245 warrants to purchase 1,091,556 shares of the Company's common stock at exercise prices ranging from $3.00 to $4.50 per share, and gross proceeds of $307,799 from the exercise of 97,755 employee stock options to purchase 97,755 common shares of the Company at exercise prices ranging from $2.06 to $4.63 per share.

     On April 28, 2000, the Company sold $4,450,000 aggregate principal amount of 7% Senior Convertible Debentures Due 2004 (the "Debentures") pursuant to a placing agreement dated March 28, 2000, and amended on April 28, 2000, by and among the Company and RP&C International Inc. and RP&C International Limited (the "Lead Managers") at an initial offering price of 100% of the principal amount thereof, less 8% gross commission. In addition, the Company issued the Lead Managers a warrant (the "Warrant") on April 28, 2000, in the name of RP&C International (Guernsey) Limited, pursuant to Regulation S, to purchase an aggregate of 89,000 shares of Common Stock, at an exercise price of $5.00 per share, subject to adjustment in the event of adjustment of the Conversion Price of the Debentures. The Warrant has a term of five (5) years and may be exercised as to all or any lesser number of shares of Common Stock covered thereby, commencing twelve (12) months after the date of issuance. Net proceeds to the Company from the sale of the Debentures were $3,480,154.

    During September of 1998, the Company entered into a strategic business relationship with TekInsight.com, Inc. ("TEKS"), formerly Tadeo Holdings, Inc., that involved a stock purchase agreement whereby the Company acquired 1,240,310 shares of TEKS common stock in exchange for 1,000,000 shares of its Common Stock. Because all of the TEKS shares held by the Company will be available for trading under Rule 144 of the Securities and Exchange Commission prior to December 31, 2000, we have presented those shares at their quoted market price on the balance sheet as of December 31, 1999 and June 30, 2000. The quoted market price of TEKS registered common stock at December 31, 1999, June 30, 2000 and July 31, 2000 was $2.75, $2.81 and $2.44 per share, respectively.

    At June 30, 2000, the Company had working capital of $10,747,801 compared to $7,575,154 at December 31, 1999 and cash and cash equivalents of $7,492,466 at June 30, 2000 compared to $4,315,980 at December 31, 1999. The Company experienced a slight sales decline during the first half of 2000 compared to the first half of 1999, and anticipates that losses will continue during 2000 and until such time as total profit margins from the sales of its products exceed its total development, selling, administrative and financing costs. In October of 1998, the Company entered into a working capital line of credit financing arrangement for up to $9,000,000 with an entity controlled by one of our principal stockholders, who is currently our Chairman of the Board. The availability of funds under this facility is subject to certain borrowing base limitations based principally on outstanding accounts receivable and inventory. As of June 30, 2000, the Company had utilized $2.41 million of this facility and may further utilize the facility to fund future growth. The line of credit facility expires in October of 2000, and the Company is currently negotiating to renew the facility.

    The Company believes that it has cash, cash equivalents and marketable securities on hand are adequate to meet its working capital requirements for the next ten to twelve months. During the remainder of 2000, the Company expects to significantly increase its sales, marketing and public relations efforts to promote both its new and existing product offerings. Depending on future business opportunities, product development, marketing requirements and sales performance, the Company's plans may change or prove to be inaccurate. Therefore, the Company may be required to raise additional capital sooner than currently anticipated. Additional financing could include the issuance of convertible debt, convertible preferred stock or other equity securities in exchange for a cash investment in the Company. There can be no assurance that any such additional financing will be available to us on acceptable terms, or at all. Additional equity financing may involve substantial dilution to our then existing stockholders. In the event we are unable to raise additional capital, we may be required to substantially reduce or curtail our activities.

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

         Item 3. Defaults Upon Senior Securities
                 (Not Applicable)

         Item 4. Submission of Matters to a Vote of Security Holders (Not Applicable)

         Item 5. Other Information
                 (None)

         Item 6. Exhibits and Reports on Form 8-K
                 (a) Exhibits filed with this report:
                         Exhibit 27: Financial Data Schedule

                 (b) Reports on Form 8-K
                         On May 5, 2000, the Company filed a Form 8-K describing the terms and conditions of the sale of $4.45 million aggregate principal amount of 7% Senior Convertible Debentures due 2004.

                                   SIGNATURES



In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     ViewCast.com, Inc.
                                     ------------------
                                     (registrant)




                                     BY:

Date: August 14, 2000                /s/ Laurie L. Latham
                                     --------------------
                                     Laurie L. Latham
                                     Chief Financial Officer
                                     Principal Financial Officer

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                        DESCRIPTION
-------                       -----------
  27                     Financial Data Schedule