Form 10-Q
period 2000-09-30
VIEWCAST COM INC
filed 2000-11-14
CIK 921313

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X]            QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000
                                               ------------------

[ ]            TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

             For the transition period from           to
                                            ---------    ---------

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

As of November 9, 2000, 16,527,206 shares of the Registrant's common stock were outstanding.

                       VIEWCAST.COM, INC. AND SUBSIDIARIES
                               INDEX TO FORM 10-Q


PART I. FINANCIAL INFORMATION

 Item 1.  Financial Statements
   Consolidated Balance Sheets at December 31, 1999 and
    September 30, 2000 (Unaudited)..............................................3
   Consolidated Statements of Operations for the Three and Nine Months
    ended September 30, 1999 and 2000 (Unaudited)...............................4
   Consolidated Statement of Stockholders' Equity for the
    Nine Months ended September 30, 2000 (Unaudited)............................5
   Consolidated Statements of Cash Flows for the Nine Months
    ended September 30, 1999 and 2000 (Unaudited)...............................6
   Notes to Consolidated Financial Statements...................................7

 Item 2.  Management's Discussion and Analysis of Financial Condition
    and Results of Operations..................................................10

 Item 3.  Quantitative and Qualitative Disclosures About Market Risk...........15

PART II. OTHER INFORMATION

 Item 1.  Legal Proceedings....................................................16
 Item 2.  Changes in Securities................................................16
 Item 3.  Defaults Upon Senior Securities......................................16
 Item 4.  Submission of Matters to a Vote of Security Holders..................16
 Item 5.  Other Information....................................................17
 Item 6.  Exhibits and Reports on Form 8-K.....................................17

SIGNATURES.....................................................................18

                       VIEWCAST.COM, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                                  December 31,       September 30,
                                                                                      1999              2000
                                                                                  ------------       -------------
                              ASSETS                                                                  (UNAUDITED)
Current assets:
  Cash and cash equivalents                                                       $  4,315,980       $  5,642,941
  Available-for-sale securities                                                      3,410,853          2,558,760
  Accounts receivable, less allowance for  doubtful accounts of $117,000 and $256,000 at December 31, 1999 and
     September 30, 2000 (unaudited), respectively                                    1,386,395          2,386,154
  Inventory                                                                          2,526,096          2,577,371
  Prepaid expenses                                                                      93,598            179,430
                                                                                  ------------       ------------
     Total current assets                                                           11,732,922         13,344,656

Property and equipment, net                                                          1,338,143          1,384,284
Software development costs, net                                                        429,502            365,627
Deferred charges                                                                            --            380,282
Deposits                                                                                64,815             70,593
                                                                                  ------------       ------------
     Total assets                                                                 $ 13,565,382       $ 15,545,442
                                                                                  ============       ============

               LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                                $    662,247       $  1,040,725
  Accrued compensation                                                                 418,360            519,808
  Deferred revenue                                                                     270,779            382,033
  Other accrued liabilities                                                            392,713          1,357,991
  Shareholder line of credit                                                         2,408,827          2,408,827
  Short-term debt, other                                                                 4,842              2,000
                                                                                  ------------       ------------
     Total current liabilities                                                       4,157,768          5,711,384

Long-term debt                                                                              --          1,450,000

Commitments

Stockholders' equity:
  Convertible preferred stock, $.0001 par value:
    Authorized shares - 5,000,000
     Series B - issued and outstanding shares -  945,000 at
          December 31, 1999 and September 30, 2000 (unaudited), respectively                95                 95
  Common stock, $.0001 par value:
    Authorized shares - 40,000,000
    Issued and outstanding shares -  14,624,898 and 16,677,592 at
     December 31, 1999 and September 30, 2000 (unaudited), respectively                  1,463              1,668
  Additional paid-in capital                                                        44,889,810         51,889,284
  Unrealized gain on securities reported at fair value and accumulated
     other comprehensive income                                                      1,410,853            558,760
  Accumulated deficit                                                              (36,882,701)       (44,053,843)
  Treasury stock,  261,497 shares at December 31, 1999 and
     September 30, 2000 (unaudited)                                                    (11,906)           (11,906)
                                                                                  ------------       ------------
     Total stockholders' equity                                                      9,407,614          8,384,058
                                                                                  ------------       ------------
     Total liabilities and stockholders' equity                                   $ 13,565,382       $ 15,545,442
                                                                                  ============       ============

                             See accompanying notes.

                       VIEWCAST.COM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                               FOR THE THREE MONTHS ENDED            FOR THE NINE MONTHS ENDED
                                                     SEPTEMBER 30,                         SEPTEMBER 30,
                                            -------------------------------       -------------------------------
                                                1999               2000               1999              2000
                                            ------------       ------------       ------------       ------------

NET SALES                                   $  1,046,292       $  3,492,744       $  5,280,282       $  7,789,540

Cost of goods sold                               678,475          1,643,790          2,884,724          3,656,992
                                            ------------       ------------       ------------       ------------

GROSS PROFIT                                     367,817          1,848,954          2,395,558          4,132,548

Operating expenses:
  Selling, general and administrative          1,918,214          2,548,305          5,336,405          7,026,113
  Research and development                       738,569          1,049,256          2,397,241          2,995,978
  Depreciation and amortization                  153,881            200,799            458,462            525,242
                                            ------------       ------------       ------------       ------------
      Total operating expenses                 2,810,664          3,798,360          8,192,108         10,547,333
                                            ------------       ------------       ------------       ------------

OPERATING LOSS                                (2,442,847)        (1,949,406)        (5,796,550)        (6,414,785)

Other income (expense):
  Dividend and interest income                    78,068            100,222            184,708            282,157
  Interest expense                              (271,068)          (235,489)          (850,765)          (472,547)
  Other                                               27                 --                 40                 --
                                            ------------       ------------       ------------       ------------
      Total other income (expense)              (192,973)          (135,267)          (666,017)          (190,390)
                                            ------------       ------------       ------------       ------------

NET LOSS                                    $ (2,635,820)      $ (2,084,673)      $ (6,462,567)      $ (6,605,175)
                                            ============       ============       ============       ============

NET LOSS PER SHARE - BASIC AND DILUTED      $      (0.21)      $      (0.14)      $      (0.55)      $      (0.47)
                                            ============       ============       ============       ============

WEIGHTED AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING                         13,817,456         15,847,712         12,774,842         15,414,432
                                            ============       ============       ============       ============

                             See accompanying notes.

                       VIEWCAST.COM, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 (UNAUDITED)


                                                         CONVERTIBLE                                                   ADDITIONAL
                                                       PREFERRED STOCK                      COMMON STOCK                 PAID-IN
                                                    SHARES        PAR VALUE            SHARES         PAR VALUE          CAPITAL
                                                   -------       ------------        ----------      ------------      ------------

BALANCE, DECEMBER 31, 1999                         945,000       $         95        14,624,898      $      1,463      $ 44,889,810


  Exercise of options and warrants                      --                 --         1,232,077               123         4,108,642

  Value of options and warrants
      issued for consulting services                    --                 --                --                --           230,130

  Conversion of long-term debt to
     common stock, net                                  --                 --           666,666                67         2,213,143

  Sale of common stock, employee
     stock purchase plan                                --                 --            24,354                 2            74,066

  Common stock issued for legal
     services                                           --                 --             2,500                --            15,000

  Other                                                 --                 --                --                --           (19,585)

  Convertible preferred stock
     dividends - Series B                               --                 --           127,097                13           378,078

  Unrealized gain on securities reported
     at fair value                                      --                 --                --                --                --
  Net loss                                              --                 --                --                --                --
          Comprehensive loss
                                                ----------       ------------        ----------      ------------      ------------
BALANCE,  SEPTEMBER 30, 2000                       945,000       $         95        16,677,592      $      1,668      $ 51,889,284
                                                ==========       ============        ==========      ============      ============

                                                      OTHER                                                    TOTAL
                                                   COMPREHENSIVE      ACCUMULATED          TREASURY         STOCKHOLDERS'
                                                      INCOME            DEFICIT             STOCK              EQUITY
                                                   ------------       ------------       ------------       ------------

BALANCE, DECEMBER 31, 1999                         $  1,410,853       $(36,882,701)      $    (11,906)      $  9,407,614


  Exercise of options and warrants                           --                 --                 --          4,108,765

  Value of options and warrants
      issued for consulting services                         --                 --                 --            230,130

  Conversion of long-term debt to
     common stock, net                                       --                 --                 --          2,213,210

  Sale of common stock, employee
     stock purchase plan                                     --                 --                 --             74,068

  Common stock issued for legal
     services                                                --                 --                 --             15,000

  Other                                                      --                 --                 --            (19,585)

  Convertible preferred stock
     dividends - Series B                                    --           (565,967)                --           (187,876)

  Unrealized gain on securities reported
     at fair value                                     (852,093)                --                 --           (852,093)
  Net loss                                                   --         (6,605,175)                --         (6,605,175)
                                                                                                            ------------
          Comprehensive loss                                                                                  (7,457,268)
                                                   ------------       ------------       ------------       ------------
BALANCE,  SEPTEMBER 30, 2000                       $    558,760       $(44,053,843)      $    (11,906)      $  8,384,058
                                                   ============       ============       ============       ============

                             See accompanying notes.

                       VIEWCAST.COM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                FOR THE NINE MONTHS ENDED
                                                                                      SEPTEMBER 30,
                                                                             -------------------------------
                                                                                 1999               2000
                                                                             ------------       ------------

OPERATING ACTIVITIES:
  Net loss                                                                   $ (6,462,567)      $ (6,605,175)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depreciation of fixed assets                                                367,774            419,551
      Amortization of software development costs                                   90,688            105,691
      Non-cash charges to interest expense                                        561,977            111,431
      Non-cash consulting fees exchanged for options and warrants                  53,932             22,760
      Changes in operating assets and liabilities:
        Accounts receivable                                                       885,933           (999,759)
        Inventory                                                                 386,366            (51,275)
        Prepaid expenses                                                            5,195            (85,832)
        Deposits                                                                   11,021             (5,778)
        Accounts payable                                                       (1,902,736)           393,478
        Accrued compensation                                                         (864)           101,448
        Accrued restructuring charges                                            (275,000)                --
        Deferred revenue                                                           21,740            111,254
        Other accrued liabilities                                                 (84,664)           777,402
                                                                             ------------       ------------
               Net cash used in operating activities                           (6,341,205)        (5,704,804)
                                                                             ------------       ------------

INVESTING ACTIVITIES:
  Purchase of property and equipment                                             (254,354)          (465,692)
  Software development costs                                                      (77,185)           (41,816)
                                                                             ------------       ------------
               Net cash used in investing activities                             (331,539)          (507,508)
                                                                             ------------       ------------

FINANCING ACTIVITIES:
  Net proceeds from convertible preferred stock subscription - Series B         8,834,344                 --
  Net proceeds for the issuance of long-term debt                                      --          3,378,867
  Net proceeds from the exercise of options and warrants                        4,885,352          4,108,765
  Proceeds from sale of common stock                                               43,089             74,068
  Repayment of shareholder line of credit                                      (1,261,945)                --
  Repayment of short-term debt-officer                                            (96,285)                --
  Other                                                                           (63,761)           (22,427)
                                                                             ------------       ------------
               Net cash provided by financing activities                       12,340,794          7,539,273
                                                                             ------------       ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                       5,668,050          1,326,961

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                    439,791          4,315,980
                                                                             ------------       ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                     $  6,107,841       $  5,642,941
                                                                             ============       ============

                             See accompanying notes.

                       VIEWCAST.COM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   BASIS OF PRESENTATION

     The accompanying unaudited interim consolidated financial statements include the accounts of ViewCast.com, Inc. and its wholly-owned subsidiaries, Viewpoint Systems, Inc., VideoWare, Inc. and Osprey Technologies, Inc. (collectively, the Company). All material inter-company accounts and transactions have been eliminated in consolidation.

     The financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999, as amended, filed with the Securities and Exchange Commission.

2.   INVENTORIES

     Inventory is comprised primarily of purchased electronic components and computer system products, along with related documentation manuals and packaging materials and consists of the following:

                        DECEMBER 31,    SEPTEMBER 30,
                            1999            2000
                        ------------    -------------
                                         (UNAUDITED)

Purchased materials      $  766,553      $  769,283
Finished goods            1,759,543       1,808,088
                         ----------      ----------
                         $2,526,096      $2,577,371
                         ==========      ==========

     Inventory at December 31, 1999 and September 30, 2000 is presented net of reserves of $346,153 and $372,930, respectively. Reserves are provided for lower of cost or market adjustments, obsolescence and for slow moving and damaged inventory.

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

                       VIEWCAST.COM, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

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

     Effective September 14, 2000, holders of $3.0 million principal amount of the Debentures exchanged their notes for 666,666 shares of common stock of the Company at a conversion price of $4.50 per share. As an incentive for early conversion, the Company paid debenture holders $106,740, which amount, has been classified to interest expense.

4.   SHAREHOLDERS' EQUITY - COMMON STOCK

     In January through September 2000, the Company received gross proceeds of $3,758,188 from the exercise of 1,097,245 private and public warrants to purchase 1,116,556 common shares of the Company at exercise prices ranging from $3.00 to $4.50 per share. Additionally, in August 2000, the Company received $2,450 for the partial exercise of 17,500 underwriter warrants to purchase 17,500 public warrants of the Company at an exercise price of $0.14 per public warrant.

     In January through September 2000, the Company received gross proceeds of $348,127 from the exercise of 115,521 employee stock options to purchase 115,521 common shares of the Company at exercise prices ranging from $2.06 to $4.63 per share.

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

     Loss per share calculations for the three and nine months ended September 30, 1999 and 2000 are as follows:

                       VIEWCAST.COM, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

                                                      THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                         SEPTEMBER 30,                         SEPTEMBER 30,
                                                 -------------------------------       -------------------------------
                                                     1999               2000               1999               2000
                                                 ------------       ------------       ------------       ------------

Net loss                                         $ (2,635,820)      $ (2,084,673)      $ (6,462,567)      $ (6,605,175)

Preferred dividends and accretion of
  issue costs                                        (202,779)          (190,033)          (587,827)          (565,967)
                                                 ------------       ------------       ------------       ------------

Net loss applicable to common shareholders       $ (2,838,599)      $ (2,274,706)      $ (7,050,394)      $ (7,171,142)
                                                 ============       ============       ============       ============

Weighted average number of common shares
   outstanding                                     13,817,456         15,847,712         12,774,842         15,414,432
                                                 ============       ============       ============       ============

Loss per share as reported in the financial
  statements - basic and diluted                 $      (0.21)      $      (0.14)      $      (0.55)      $      (0.47)
                                                 ============       ============       ============       ============

6.   COMPREHENSIVE INCOME

     During 1998, the Company adopted Statement of Financial Accounting Standards No. 131, Reporting Comprehensive Income. The calculation of comprehensive income for the nine months ended September 30, 2000 includes net loss as reported in the Consolidated Statements of Operations and unrealized gains and losses on available-for-sale securities. At September 30, 2000, the Company had gross unrealized gains on available-for-sale securities of $558,760. In addition, during the nine months ended September 30, 2000, unrealized gains on available-for-sale securities decreased $852,093.

     Available-for-sale securities is comprised exclusively of shares of TekInsight.com, Inc. (TEKS) acquired through a strategic business alliance in September of 1998. The quoted market price of TEKS shares at December 31, 1999, September 30, 2000 and October 31, 2000 was $2.75, $2.06 and $1.56,
respectively.

7.   SUBSEQUENT EVENTS AND RELATED PARTY TRANSACTIONS

     Effective October 11, 2000, holders of $500,000 principal amount of the 7% Senior Convertible Debentures exchanged their notes for 111,111 shares of common stock of the Company at a conversion price of $4.50 per share. As an incentive for early conversion, the Company paid debenture holders $17,790.

     On October 17, 2000, the Company renewed its working capital line of credit facility for up to $9 million with an entity controlled by one of its principal shareholders and Chairman of the Board of Directors, H.T. Ardinger, Jr. The credit facility bears interest at 12% per annum and is secured by all assets of the Company. The availability of funds under the facility is subject to certain borrowing base limitations based principally on qualifying accounts receivable and inventory. The line of credit was extended for one year through and until October 22, 2001 and includes a provision for automatic renewal through October 22, 2002.

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

     This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including, but not limited to, statements containing the words "will" and "expects" and similar words, which involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, product demand and market acceptance risks, the impact of competitive products and pricing, product development, commercialization and technological difficulties, capacity and supply constraints or difficulties, general business and economic conditions, the effect of the Company's accounting policies and other risks detailed in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999, as amended, the Registration Statements on Form S-3 filed on April 26, 2000 and June 30, 2000 and other filings with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

QUARTER ENDED SEPTEMBER 30, 2000 COMPARED TO QUARTER ENDED SEPTEMBER 30, 1999.

     Net Sales. Net sales for the quarter ended September 30, 2000 increased 233.8% to $3,492,744 from $1,046,292 reported during the same period last year establishing a new quarterly sales record for the Company. The increase is attributed to substantial growth in sales of the Company's Osprey(R) subsystem products and its video distribution system products.

     o Osprey(R) Subsystem Products. During the 3rd quarter of 2000, sales of Osprey codecs and video capture cards increased 254.8% over 1999 levels and represented 70.1% of quarterly revenues compared to 65.9% of total revenues in the 3rd quarter of 1999. The increase can be attributed to growth in demand for the Company's subsystems from channel partners in the Pacific Rim and Western Europe and to shipments of its new Osprey-500 line of video capture cards designed specifically for the capture of broadcast-quality digital video for streaming media. The Oprey-500DVPro was developed by ViewCast and was optimized exclusively to support the Microsoft(R) Windows Media(TM) Format with cooperation from Microsoft's Digital Media division. The Company expects to see increased subsystem sales for the remainder of 2000, much of the increase due to the introduction of the Osprey-500 products which have increased average selling prices over established subsystem products.

                       VIEWCAST.COM, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (CONTINUED)

     o ViewCast(R) Streaming and Encoding Systems. During the quarter ended September 30, 2000, sales of ViewCast streaming and encoding systems increased $335,141, or 162.4%, to $541,487 compared to $206,346 during the quarter ended September 30, 1999. To encourage new sales and enhance functionality of its ViewCast streaming video systems, the Company has incorporated the Osprey-500 and Osprey-200 series of products and additional custom and third party software into platforms designed for use by broadcasters and other professional rich-media suppliers.

     o ViewPoint VBX(TM) Video Distribution Systems. Sales of VBX video distribution systems for the third quarter of 2000 increased by $264,989 or 176.5% compared to the same period in 1999 and represented 11.9% of current quarter revenues. The increase can be attributed to growth in VBX sales in Europe and North America. During June and September of 2000, the Company sold VBX equipment to a leading Wall Street investment management company in the U.S. The Company expects sales of its VBX systems to increase as new product features are added and new vertical markets are identified and developed.

     Cost of Goods Sold and Gross Margins. Cost of goods sold increased $965,315 to $1,643,790 for the quarter ended September 30, 2000 compared to the same period in 1999 primarily due to increased sales from all product lines as described above. Gross profit margin for the quarter ended September 30, 2000 was 52.9%, representing an increase from the 35.2% margin reflected in the same period in 1999 due primarily to increased sales of the Company's Osprey-500 line of subsystem products and to manufacturing efficiencies. The Company anticipates that, over extended periods, its margins will remain in the range of 46% - 53%.

     Selling, General and Administrative Expense. Selling, general and administrative expenses increased from $1,918,214 during the 3rd quarter of 1999 to $2,548,305 in the 3rd quarter of 2000 primarily due to an increase in sales employees and related overhead expenses. During the 3rd quarter of 2000, sales and sales operating expenses increased 87.3% over 1999 levels. Since December 1999, the Company has added eleven sales employees consisting of regional sales managers, vertical market specialists and sales engineers to bolster sales of its ViewCast streaming/encoding servers, VBX video distribution systems and Osprey subsystem products. In addition, sales expenses were much reduced during the first three-quarters of 1999 due to workforce reductions and restructuring efforts instituted in the fourth quarter of 1998. Additionally, during the current quarter marketing expenses increased 17.5% over 1999 levels due principally to increases in promotional expenses associated with introduction of new products, trade show expenditures, and additional personnel.

     Research and Development Expense. Total research and development expense increased 42.1%, or $310,687, compared to the 3rd quarter of 1999 as a result of additional engineering personnel, increased spending on development, testing and prototyping of new subsystem products and enhancement and development of new features to its already existing system products. During September 2000, the Company announced shipment of its Version 2.5 Viewpoint VBX Software which significantly expands the Viewpoint VBX's functionality and adds several new features, including H.323 call capability, popular third-party codec integration, high-quality MPEG-2 capabilities and an Internet Video Call Center toolkit.

     Other Income (Expense). During the quarter ended September 30, 2000, other expense decreased by $57,706 to $135,267, due to an increase in interest income generated from higher average cash and cash equivalent balances during the current quarter and from the elimination of interest expense associated with the amortization of debt issue costs related to Company's line of credit financing that were fully amortized in October of 1999. Additionally, on September 14, 2000, holders of $3.0 million principal amount of 7% Senior Convertible Debentures (the "Debentures") converted their notes to common stock of the Company and accordingly, future periods will not include interest and amortization of debt issue costs associated with this debt.

                       VIEWCAST.COM, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (CONTINUED)

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999.

     Net Sales. Net sales for the nine months ended September 30, 2000 increased 47.5% to $7,789,540 from $5,280,282 reported during the same period last year. The increase can be attributed to revenue growth in all Company product lines including the Company's Osprey(R) subsystem products, ViewCast(R) streaming servers and encoding systems, VBX(TM) video distributions systems, and professional service and consulting revenues.

     o Osprey(R) Subsystem Products. During the first nine months of 2000, sales of Osprey codecs and video capture cards increased 44.5% over 1999 levels and represented 69.0% of year-to-date revenues compared to 70.5% of revenues during the first nine months of 1999. The increase can be attributed to growth in demand for the Company's video capture cards and codecs from channel partners in the Pacific Rim and Europe and its new Osprey-500 line of video capture cards designed specifically for the capture of broadcast-quality digital video for streaming media. The Oprey-500DVPro was developed by ViewCast and was optimized exclusively to support the Microsoft(R) Windows Media(TM) Format with cooperation from Microsoft's Digital Media division. The Company expects to see increased subsystem sales for the remainder of 2000, much of the increase due to the introduction of the Osprey-500 products which have increased average selling prices over existing subsystem products.

     o ViewCast(R) Streaming and Encoding Systems. During the nine months ended September 30, 2000, sales of ViewCast streaming and encoding systems increased $363,281, or 95.4%, to $743,896 from the $380,615 reported during the during the first three quarters of 1999. The Company has incorporated its newest product offerings, the Osprey-500 and Osprey-200 series of board products, into its ViewCast line of streaming server products to increase sales volumes.

     o ViewPoint VBX(TM) Video Distribution Systems. Sales of VBX video distribution systems for the nine months ended September 30, 2000 increased $165,474 or 15.5% compared to the same period in 1999. Sales of VBX video distribution systems represented 15.8% of total revenues for the nine months ended September 30, 2000 compared to 20.2% of total revenues during the same period in 1999. During June and September 2000, the Company sold VBX equipment to a leading Wall Street investment management company in the U.S. Demand for VBX systems has also increased in Europe and the Company expects sales of its VBX systems to increase as new product features are added and as new vertical markets are identified and developed.

     o Other Revenues. Other revenues consisting of software maintenance, training, engineering consulting fees and professional services amounted to $433,961 for the nine months ended September 30, 2000 and represented 5.6% of year-to-date revenues compared to 2.1% of total revenues during the nine months ended September 30, 1999.

     Cost of Goods Sold and Gross Margins. Cost of goods sold increased $772,268 to $3,656,992 for the nine months ended September 30, 2000 compared to the same period in 1999 primarily due to increased sales described above. Gross profit margin for the nine months ended September 30, 2000 was 53.1%, representing an increase from the 45.4% margin reflected in the same period in 1999 due to increased manufacturing efficiencies and the introduction of new products with higher profit margins, namely the Osprey 500 line of video capture cards. The Company anticipates that, over extended periods, its margins will remain in the range of 46% - 53%.

                       VIEWCAST.COM, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (CONTINUED)

     Selling, General and Administrative Expense. Selling, general and administrative expenses increased from $5,336,405 during the nine months ended September 30, 1999 to $7,026,113 during the nine months ended September 30, 2000 primarily due to the addition of eleven new sales employees and associated overhead expenses since December of 1999. The additional employees consisted of regional sales managers, vertical market specialists and sales engineers to bolster sales of ViewCast streaming/encoding servers, VBX video distribution systems and Osprey subsystem products. In addition, sales expenses were much reduced during the first three-quarters of 1999 due to workforce reductions and restructuring efforts instituted in the fourth quarter of 1998. Likewise, marketing expenses during the three quarters of 2000, increased $181,321 or 32.0% over 1999 levels due primarily to increased promotional expenses associated with introduction of new products, trade show expenditures and additional personnel.

     Research and Development Expense. During the first nine months of 2000, total research and development expenses increased approximately 25.0%, or $598,737, compared to same period of 1999 as a result of increased spending on the development and testing of new subsystem products, enhancement and addition of new features to its already existing system products. Major new product releases during 2000 include the new Osprey-500 line of video capture cards designed specifically for the capture of broadcast-quality digital video for streaming media and Version 2.5 Viewpoint VBX Software release which significantly expands the Viewpoint VBX's functionality and adds several new features, including H.323 call capability, popular third-party codec integration, high-quality MPEG-2 capabilities and an Internet Video Call Center toolkit.

     Other Income (Expense). During the nine months ended September 30, 2000, total other expense decreased by $475,627 to $190,390, primarily due to an increase in interest income generated from higher average cash and cash equivalent balances during the current period, and from the elimination of interest expense associated with the amortization of debt issue costs from Company's line of credit financing which was fully amortized in October 1999. On April 28, 2000 the Company sold $4.45 million of the Debentures and on September 14, 2000, $3.0 million principal amount of the notes were converted to common stock. Accordingly, future periods will not include interest and amortization of debt issue costs associated with this debt.

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

     Net cash used in operating activities for the nine months ended September 30, 2000 was $5,704,804 due primarily to the $6,605,175 net loss for the period offset by changes in operating assets and liabilities of $240,938 and non-cash operating expenses of $659,433.

     Investing activities utilized cash of $507,508 during the nine months ended September 30, 2000 for capital expenditures for computer equipment, test equipment and purchased software to aid the development and testing of the Company's products; for demonstration equipment to showcase its products; and for computers for new-hires added during the three quarters of the year.

     During the nine months ended September 30, 2000, the Company received proceeds of $3,758,188 from the exercise of 1,097,245 warrants to purchase 1,116,556 shares of the Company's common stock at exercise prices ranging from $3.00 to $4.50 per share, and gross proceeds of $348,127 from the exercise of 115,521 employee stock options to purchase 115,521 common shares of the Company at exercise prices ranging from $2.06 to $4.63 per share. Additionally, in a August 2000, the Company received $2,450 for

                       VIEWCAST.COM, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (CONTINUED)

the partial exercise of 17,500 underwriter warrants to purchase 17,500 public warrants of the Company at an exercise price of $0.14 per public warrant.

     On April 28, 2000, the Company sold $4,450,000 aggregate principal amount of the Debentures pursuant to a placing agreement dated March 28, 2000, and amended on April 28, 2000, by and among the Company and RP&C International Inc. and RP&C International Limited (the "Lead Managers") at an initial offering price of 100% of the principal amount thereof, less 8% gross commission. In addition, the Company issued the Lead Managers a warrant (the "Warrant") on April 28, 2000, in the name of RP&C International (Guernsey) Limited, pursuant to Regulation S, to purchase an aggregate of 89,000 shares of Common Stock, at an exercise price of $5.00 per share, subject to adjustment in the event of adjustment of the Conversion Price of the Debentures. The Warrant has a term of five (5) years and may be exercised as to all or any lesser number of shares of Common Stock covered thereby, commencing twelve (12) months after the date of issuance. Net proceeds to the Company from the sale of the Debentures were $3,378,867. Effective September 14, 2000, holders of $3.0 million principal amount of the Debentures exchanged their notes for 666,666 shares of common stock of the Company at a conversion price of $4.50 per share. As an incentive for early conversion, the Company paid debenture holders $35.58 per $1,000 principal amount of Debentures converted.

     During September of 1998, the Company entered into a strategic business relationship with TekInsight.com, Inc. ("TEKS"), formerly Tadeo Holdings, Inc., that involved a stock purchase agreement whereby the Company acquired 1,240,310 shares of TEKS common stock in exchange for 1,000,000 shares of its Common Stock. Because all of the TEKS shares held by the Company are available for trading under Rule 144 of the Securities and Exchange Commission, we have presented those shares at their quoted market price on the balance sheet as of December 31, 1999 and September 30, 2000. The quoted market price of TEKS common stock at December 31, 1999, September 30, 2000 and October 31, 2000 was $2.75, $2.06 and $1.56 per share, respectively.

     At September 30, 2000, the Company had working capital of $7,633,272 compared to $7,575,154 at December 31, 1999 and cash and cash equivalents of $5,642,941 at September 30, 2000 compared to $4,315,980 at December 31, 1999.
The Company experienced a 47.5% sales growth compared to the same period in 1999, and anticipates that losses will continue during 2000 and until such time as total profit margins from the sales of its products exceed its total development, selling, administrative and financing costs. In October of 1998, the Company entered into a working capital line of credit financing arrangement for up to $9,000,000 with an entity controlled by one of our principal stockholders, who is currently our Chairman of the Board. The availability of funds under this facility is subject to certain borrowing base limitations based principally on outstanding accounts receivable and inventory. As of September 30, 2000, the Company had utilized $2.41 million of this facility and may further utilize the facility to fund future growth. In October 2000, the Company executed an agreement to extend the credit facility for one year through and until October 22, 2001 inclusive of a provision for an automatic one-year renewal through October 22, 2002.

     The Company believes that its cash, cash equivalents and marketable securities on hand are adequate to meet its working capital requirements for the next seven to nine months assuming little or no sales growth. However, the Company expects to see continued revenue growth as a result of its increased sales, marketing and public relations efforts over the last three-quarters. Depending on future business opportunities, product development, marketing requirements and sales performance, the Company's plans may change or prove to be inaccurate. Therefore, the Company may be required to raise additional capital sooner than currently anticipated. Additional financing could include the issuance of convertible debt, convertible preferred stock or other equity securities in exchange for a cash investment in the Company. There can be no assurance that any such additional financing will be available to us on acceptable terms, or at all. Additional equity financing may involve substantial dilution to our then existing stockholders. In the event we are unable to raise additional capital, we may be required to substantially reduce or curtail our activities.

                       VIEWCAST.COM, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (CONTINUED)

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133"). SFAS No. 133, as amended by SFAS No. 137, establishes accounting and reporting standards for derivative financial instruments and hedging activities and is effective for fiscal years beginning after June 15, 2000. Based on the Company's current operating structure, the adoption of SFAS No. 133 is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition in Financial Statements", as amended by SAB 101A and 101B, which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. SAB 101 is required to be adopted by the Company in the fourth quarter of 2000. Since the Company's current revenue recognition policies effectively comply with this guidance, the adoption of SAB 101 is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     In Management's opinion, the Company is not subject to material market risk except for its holdings of TekInsight.com, Inc. common stock which is discussed in Note-6 to the financial statements and in the Liquidity and Capital Resource section of Management's Discussion and Analysis of Financial Condition and Results of Operations within this Form 10-Q.

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

              (Not Applicable)

     Item 3.  Defaults Upon Senior Securities

              (Not Applicable)

     Item 4.  Submission of Matters to a Vote of Security Holders

              The Company held its Annual Meeting of Shareholders on August 4, 2000 and the following proposals were submitted to a vote by proxy of the shareholders of record on June 16, 2000:

              Proposal No. 1. To elect the Board of Directors (four directors) to serve until the next Annual Meeting of Shareholders. The following persons were nominated for election as directors of the Company with the following voting results:

                                         Shares
                                         Voted                         Broker
                            Shares      Against/           Share        Non-                    Total Shares
Director Nominees         Voted For     Withheld        Abstentions     votes      Results      Represented
-----------------         ---------     --------        -----------    ------      -------      ------------
H.T. Ardinger, Jr.        13,841,631     229,237             --          --        Elected       14,070,868

Joseph Autem              13,912,131     158,737             --          --        Elected       14,070,868

George C. Platt           13,912,131     158,737             --          --        Elected       14,070,868

David A. Dean             13,912,131     158,737             --          --        Elected       14,070,868

              Proposal No. 2. To increase the authorized shares reserved for the 1995 Employee Stock Purchase Plan from 250,000 shares to 500,000 shares:

                                          Shares
                                          Voted                   Broker
                            Shares       Against/        Share     Non-                    Total Shares
     Proposal              Voted For     Withheld     Abstentions  votes      Results      Represented
     --------              ---------     --------     ----------- ------      -------      ------------
Increased in
 Authorized Shares         5,071,937     376,950        261,203   8,360,778    Pass         14,070,868

              Proposal No. 3. Amendment of the 1995 Employee Stock Option Plan to increase the number of shares available under the plan from 4,900,000 shares to 5,900,000 shares:

                                          Shares
                                          Voted                   Broker
                            Shares       Against/        Share     Non-                    Total Shares
     Proposal              Voted For     Withheld     Abstentions  votes      Results      Represented
     --------              ---------     --------     ----------- ------      -------      ------------
Amend 1995
 Employee Stock
 Option Plan               5,024,622      407,797       277,671   8,360,778     Pass        14,070,868

              Proposal No. 4. To ratify the appointment of Ernst & Young, LLP as the Company's independent public accountants for the year ending December 31, 1999. Voting results were as follows:

                                          Shares
                                          Voted                   Broker
                            Shares       Against/        Share     Non-                    Total Shares
     Proposal              Voted For     Withheld     Abstentions  votes      Results      Represented
     --------              ---------     --------     ----------- ------      -------      ------------
Ernst & Young,
 LLP Ratification         13,916,128      75,590        79,150        --       Pass         14,070,868

     Item 5. Other Information

             (None)

     Item 6. Exhibits and Reports on Form 8-K

             (a) Exhibits filed with this report:

                 Exhibit 27: Financial Data Schedule

             (b) Reports on Form 8-K

                 On September 27, 2000, the Company filed a Form 8-K describing the conversion of $3.0 Million of principal amount 7% Senior Convertible Debentures to common stock of the Company

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       ViewCast.com, Inc.
                                       ---------------------------
                                       (registrant)


                                       BY:

Date: November 14, 2000                /s/ Laurie L. Latham
                                       ---------------------------
                                       Laurie L. Latham
                                       Chief Financial Officer
                                       Principal Financial Officer

                                 EXHIBIT INDEX


EXHIBIT
NUMBER             DESCRIPTION
------             -----------

 27                Financial Data Schedule