Form 10-K
period 2000-12-31
VIEWCAST COM INC
filed 2001-04-02
CIK 921313

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

           [X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the fiscal year ended December 31, 2000.

                                       or

           [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the Transition period from _____________ to _____________.

                         Commission File Number: 0-29020

                               VIEWCAST.COM, INC.
        ----------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

                       Delaware                                                   75-2528700
-------------------------------------------------------           -------------------------------------------
               (State of Incorporation)                              (I.R.S. Employer Identification No.)

     2665 Villa Creek Dr., Suite 200, Dallas, TX                                    75234
-------------------------------------------------------           -------------------------------------------
       (Address of Principal Executive Offices)                                   (Zip Code)

        Registrant's telephone Number, Including Area Code: 972-488-7200
--------------------------------------------------------------------------------

Securities registered pursuant to Section 12(b) of the Act:

Securities registered pursuant to Section 12(g) of the Act:

                    Title of Each Class                         Name of Each Exchange on Which Registered:
-------------------------------------------------------     -------------------------------------------------
Common Stock, $.0001 par value                                                    NASDAQ
Redeemable Common Stock Purchase Warrants                                         NASDAQ

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] or No [ ].

Indicate by a check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of February 28, 2001 was $16,510,000. As of February 28, 2001, there were 16,878,971 shares of the Company's common stock (par value $0.0001) outstanding.

Documents incorporated by reference: Proxy Statement, Part III.

                                TABLE OF CONTENTS


ITEM                                                                                              PAGE
 NO.                                                 PART I                                        NO.

 1.  Business .................................................................................      3

 2.  Properties ...............................................................................     15

 3.  Legal Proceedings ........................................................................     15

 4.  Submission of Matters to a Vote of Security Holders ......................................     15

                                                    PART II

 5.  Market For Registrant's Common Equity and Related Stockholder Matters ....................     16

 6.  Selected Financial Data ..................................................................     17

 7.  Management's Discussion and Analysis of Financial Condition and
      Results of Operations ...................................................................     18

7A.  Quantitative and Qualitative Disclosures About Market Risk ...............................     22

 8.  Financial Statements and Supplementary Data ..............................................     23

 9.  Changes in and Disagreements With Accountants on Accounting and
      Financial Disclosure ....................................................................     48

                                                   PART III

10.  Directors and Executive Officers of the Registrant .......................................     49

11.  Executive Compensation ...................................................................     49

12.  Security Ownership of Certain Beneficial Owners and Management ...........................     49

13.  Certain Relationships and Related Transactions ...........................................     49

14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K .........................     49

                                     PART I


ITEM 1.  BUSINESS

    The statements contained in this Report on Form 10-K and in the Annual Report that are not purely historical statements are forward-looking statements within the meaning of Section 21E of the Securities and Exchange Act of 1934, including statements regarding the Company's expectations, beliefs, hopes, intentions or strategies regarding the future. These forward-looking statements involve risks and uncertainties. Our actual results may differ materially form those indicated in the forward-looking statements. Please see "Special Note Regarding Forward-Looking Statements" and the factors and risks discussed in other reports filed from time to time with the Securities and Exchange Commission.

OVERVIEW

    ViewCast.com, Inc., doing business as ViewCast Corporation, ("ViewCast") develops and markets a variety of products and services that enable video networked solutions. We are a leading global provider of enterprise-wide, digital video communication solutions for both real-time and on-demand applications. ViewCast maximizes the value of video through its vertically integrated products and services: Osprey(R) Video provides the streaming media industry's de facto standard capture cards, Niagara(TM) Systems provides integrated solutions for encoding and streaming of rich media content, Viewpoint VBX(TM) Systems delivers a wide array of video solutions for both digital and analog enterprise video communication, and ViewCast Online Solutions provides a rich media Application Service Provider ("ASP") solution for Business to Business ("B2B") and media communication needs. From streaming digital video on the Internet to distribution of broadcast-quality video throughout the corporate enterprise, plus comprehensive "click, create and view" video software applications, ViewCast provides the complete range of video solutions.

    Our customers acquire ViewCast's products and services to enrich communications over a network, to increase the compelling nature of marketing and sales activities, to enhance productivity, to reduce costs and to increase customer service. Corporations, media organizations, financial institutions, educational networks, healthcare facilities, and government agencies utilize our products and services, as do their customers, vendors and others with whom they may communicate. Our technologies enable users to encode and archive video content, broadcast video over computer networks (streaming video), deliver video from web sites (on-demand streaming video), provide interactive video communication (video conferencing), and distribute video within a network. We market and support our products and services either directly or through arrangements with leading OEMs, system integrators, resellers and application developers worldwide.

    As part of our ongoing emphasis on sales, marketing, product development and strategic planning, John Caulfield has been named corporate vice president and president of the ViewCast Online Solutions services group. In this newly created position, Caulfield is responsible for building the ViewCast Online Solutions business. He joins the other senior executives: President and Chief Executive Officer George C. Platt, Chief Financial Officer Laurie L. Latham, Senior Vice President of Sales and Marketing Harry E. Bruner, Vice President/General Manager of Osprey(R) Technologies Division Neal Page, and Vice President of Operations David T. Stoner. Our business was established in 1994 and became a public company in 1997 on the NASDAQ (current symbol "VCST"). We are located in Dallas, Texas with the Osprey technology office in North Carolina and sales and support offices in North America and London, UK.

INDUSTRY BACKGROUND

    Technology has merged with current business dynamics creating unprecedented potential for growth and revenue, an increased likelihood for technology confusion, and new challenges to compete and sustain position. Within this environment, we believe businesses will increasingly seek expert support to reduce technology barriers and to present solutions to their business challenges. We believe that to meet these business challenges, there will be increased usage of products and services enabling communication with video and audio content, also know as "rich media".

    Rich media on the web has historically been focused on the movie and entertainment industry. Although this segment is strong in utilization of rich media in web based communications, we believe there is tremendous potential in other segments of the business environment; today only three percent of companies employ rich media in support of business applications. These businesses have a story to tell and are in need of dynamic communication capabilities and increased revenue opportunities utilizing the Internet. Most have an Internet presence but currently lack some or all of the requirements for rich media including the ability to create or convert content in a digital media format, experienced personnel, and the infrastructure to deliver the content. We believe there is an increasing market opportunity for companies who provide the expertise, personnel, systems, and solutions for these requirements.

    Within the business sector are Click and Mortar divisions of "Old Economy" companies and Small and Medium Enterprises ("SME") with established Internet sites. These types of enterprises are likely candidates to incorporate rich media into their web-based communications. SMEs are particularly attracted to solutions with low barriers to access - both technology and price. Cahners In-Stat Group predicts that the domestic software market for SMEs will grow from $11.2 billion in 2000 to $13.6 billion in 2003. Therefore, an enormous opportunity exists to deliver, in an ASP model, rich media applications and solutions that provide B2B customers quick time-to-value from this new technology.

Video Communications

    Video "personalizes" communications over networks, whether it is streaming video or video conferencing. Video is a component of "rich media", which includes audio, data, animation and other technologies alone or in combination. To transmit live video images (which may contain over 90 million bits per second of data) over communications networks, video content must be digitized and significantly compressed to fit the capacity of these networks (as low as 28,800 bits per second). As video is compressed, redundant data is eliminated and other data is "blended" with similar data to preserve the essence of the original image. The available bandwidth of the network is in inverse proportion to the video compression required. After transmission, the video image is reconstructed for display at the receiving end. The quality of the reconstructed video image is a function of the following:

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

    Video no longer requires special equipment and networks, and can utilize existing network capabilities and equipment. Networks have been advanced through the deployment of additional bandwidth by carriers and Internet Service Providers (ISPs), new network technologies (such as multicast), faster capabilities to connect to networks (xDSL and cable modem) and lower bandwidth costs. Cahners In-Stat Group reports that currently 70% of the US workforce has high-speed Internet access on the job, up from 63% in 1999.

Streaming Video

    Streaming video allows both audio and video content to begin playing at the viewer's computer before the content has been fully received, therefore a viewer does not have to wait for the full data content file to be downloaded before hearing and viewing the file.

    Network streaming video makes it possible to put the power and impact of video communications on most computers. Corporations, schools, government agencies and healthcare entities are already using streaming video for all kinds of communications, including training, e-commerce, customer service, marketing, entertainment and security. Gartner Group, an industry analyst, has predicted that within the next two years, rich-media management will become a corporate necessity, and that more than 50% of Web sites will include some streaming media by 2001.

    E-commerce growth has created greater demand for video allowing customers to "see" a product before purchasing and to enhance online marketing and sales. In addition, businesses are using rich media to deliver a variety of high quality radio and TV content, support product sales and improve customer relations with "video" contact centers, allow investors to view analysts conference presentations, and support an endless variety of other services and businesses. According to a Forrester survey, 47% of enterprises plan to start developing broadband content in the next 12 months. We believe rich media technologies have elevated the level of e-commerce and enterprise communications.

Content Hosting and Distribution

    The advent of the commercial streaming video market has resulted in specialized businesses that offer substantially improved capabilities to produce, host, aggregate, and deliver media over the Internet. These businesses offer services similar to traditional ISPs, but they optimize their network and services to effectively deliver streaming media data to clients. These providers are enabling the demand for rich media to be fulfilled.

    High traffic media hosting and distribution services are expensive and out of reach for most individuals and SMEs. Network and hosting needs for this set of customers differ from that required by large-scale businesses. We believe this market represents new potential for growth in the streaming video marketplace.

Videoconferencing and Video Distribution

    Over the past decade, videoconferencing has evolved from high-cost, stand-alone boardroom systems to standards-based desktop systems and set-top appliances. Customers are seeking solutions and products that complement their existing systems, interface with a variety of networks and protocols, provide a method for system management, reduce the effective cost of ownership, and are upgradeable. We believe the expansion in streaming video has caused a resurgence of interest in enterprise video distribution and conferencing.

THE VIEWCAST SOLUTION

    As a vertically integrated provider, ViewCast provides video and media solutions to our customers. We provide:

    o TECHNOLOGY -- Our technology provides a competitive edge to differentiate our products from those of our competitors and to increase our ability to develop customer driven applications.

    o PRODUCTS AND APPLICATIONS -- Our products consist of Video Subsystems, such as capture cards and codecs for encoding, decoding and streaming, and Video Systems solutions for digital and analog video applications. We manufacture and distribute worldwide our Osprey(R) capture cards and codecs, Niagara(TM) Streaming Systems and Viewpoint VBX(TM) Systems.

    o EXPERTISE AND SERVICES -- Our comprehensive video expertise enables us to assist customers in identifying their communication needs and determine appropriate media mechanisms for their business requirements. The most significant addition is the ViewCast Online Solutions group that utilizes our patent pending process to deliver rich media ASP services. These services are expected to be offered by mid-year in 2001 and provide an avenue for SMEs and other businesses and Internet portals to establish improved communications and potential new revenue sources quickly, with low cost and little to no IT requirements. Professional services will complement our ASP offering and will be provided by both internal personnel and our channel partners if required by our customers.

    To successfully implement our solutions, we provide installation, training, customer service, integration, customization, and contract development. Our software and firmware integration modules and drivers allow us to integrate our products and systems into a variety of video communication standards and software applications. Our products function on several network standards (some concurrently) and interface with a variety of equipment and PC systems.

THE VIEWCAST STRATEGY

    Our objective is to be the premier supplier of products, services and solutions for networked video applications. ViewCast has tailored its capture cards and codecs, its video streaming and enterprise systems and its rich media ASP offering to address the requirements of professional media groups, businesses and governmental agencies. Key elements of our strategy include:

    o LEVERAGE OUR EXPERTISE, DEVELOPMENT AND TECHNOLOGY -- By building vertically on our core competencies, we maximize our return on development, increase margins in our product offerings, and address the essential areas of the growing rich media and streaming market. Therefore, we believe we are positioned to grow organically with the market, build market share and add recurring revenues to our top line. We focus on the core requirements of creating digital media content with our Osprey capture cards and codecs, add enhanced value in the creating and distribution of digital media with our Niagara Streaming encoders and servers, and provide a total solution ASP covering all segments of creating, managing, distributing and accessing digital media content.

    o EXTEND PROFESSIONAL PRODUCT OFFERINGS BUILDING ON OUR LEADERSHIP IN THE STREAMING VIDEO MARKET -- We have introduced or announced several new products with the Osprey 500 and Osprey 210/220 capture card and codec products available during late 2000. The Niagara Streaming Systems and Osprey 2000 MPEG2 capture card and codec product family will be available in early 2001. We intend to expand product offerings and add significant value to the leading networked video applications by continuing to develop competitive hardware products and providing world-class software. We believe our recognized technological expertise will allow us to lead the industry and capture market share.

    o PROVIDE RICH MEDIA ASP SERVICE TO BUSINESSES TARGETING SMES, INTERNET DIVISIONS OF COMPANIES AND PORTALS -- As part of our vertically integrated solution, we use our expertise, hardware solutions and patent pending software technology to provide the ViewCast Online Solutions rich media ASP service. The flexible service is value priced and can integrate into a customer's Internet site. To reach a large market, the service will be marketed directly, through our current channels and with new channels such as content delivery networks ("CDNs"), Internet service providers ("ISP") and portals. Our development of YourVideoOnTheWeb(TM) was the precursor for this B2B targeted service.

    o EXPAND AND LEVERAGE OUR STRATEGIC PARTNERSHIPS -- We have established significant industry partnerships with leaders in the networked video industry. We intend to strengthen these partnerships and continue to establish new partnerships to enhance endorsements, referrals, technology, product development, channel distribution, and sales. We seek companies who can add valuable services or technology to our offerings with the potential of future co-development, merger with or acquisition by ViewCast.

    o EXPAND SALES, MARKETING, AND CHANNEL DEVELOPMENT EFFORTS -- Critical to our success is an effective worldwide sales, marketing, and channel partner program. We are expanding our sales and marketing efforts, both domestically and internationally, through additional reseller marketing programs, improved web site communications, focused lead generation and follow-up programs, developing product/user databases, building brand identity and increasing channel partners. Our strategy is to utilize a combination of our direct sales force, resellers, system integrators, OEMs and custom application developers to distribute our product and service solutions.

VIEWCAST PRODUCTS AND SERVICES

    We currently provide the following product families:

         VIEWCAST SUBSYSTEMS                       VIEWCAST SYSTEM SOLUTIONS
         Osprey(R) video capture cards and codecs  Niagara(TM) Streaming Systems
                                                   Viewpoint VBX(TM)

    We provide the following services:

         VIEWCAST ONLINE SOLUTIONS
         Rich media ASP services
         YourVideoOnTheWeb(TM)

VIEWCAST PRODUCTS

    ViewCast offers a broad array of products that can be used to provide solutions for multiple video communication applications for private and public sector customers. Our standards-based and multi-standards based products complement each other and can be used in a variety of ways to best serve our customers' needs. Our solutions also work within the framework of legacy systems, and are flexible enough to meet present and future needs. The ViewCast product family includes the Osprey(R) line of video capture cards and codecs, the Niagara(TM) Streaming Systems, and the Viewpoint VBX(TM) video distribution and switching system.

VIDEO SUBSYSTEMS

    CAPTURE CARDS, CODECS AND VIDEO PERIPHERAL PRODUCTS. Under the Osprey(R) brand, we design, develop, manufacture and market standards-based video and audio capture cards, codecs, and peripheral products for multimedia applications. During 2000, we developed and launched several new Osprey products that incorporate features to address the high quality video and audio requirements of professional videographers working within media, corporate and governmental enterprises. An additional Osprey product line, the Osprey 2000, was under development during 2000 and is expected to be introduced in the first half of 2001. Osprey(R) cards and codecs are sold worldwide through OEMs, integrators, and a worldwide network of VARs and distributors and recommended by both Real Networks and Microsoft. This product line includes:

 ------------------------- --------------------------------------------------------------------------------
 PRODUCT                                                     DESCRIPTION
 ------------------------- --------------------------------------------------------------------------------
 OSPREY(R) 50(2)           compact and portable USB video capture device
 ------------------------- --------------------------------------------------------------------------------
 OSPREY(R) 100             video capture for Windows and Linux operating platforms
 ------------------------- --------------------------------------------------------------------------------
 OSPREY(R) 150             video capture for Sun (Solaris UNIX) workstations
 ------------------------- --------------------------------------------------------------------------------
 OSPREY(R) 200             audio/video capture for Windows platform
 ------------------------- --------------------------------------------------------------------------------
 OSPREY(R) 210/220(1)      audio/video capture for Windows platform with improved audio and professional input and connectors on the 220 version.
 ------------------------- --------------------------------------------------------------------------------
 OSPREY(R) 500(1)          audio and digital video pre-processing, DV encoding and streaming product family for Windows Media only; with Microsoft's WM Cap allows capture into extended AVI format plus capture of uncompressed digital video beyond the 2GB file limit for full-feature capture and post-production; variety of professional analog and digital (DV and SDI) inputs/outputs available.
 ------------------------- --------------------------------------------------------------------------------
 OSPREY(R) 1000/G2         audio/video codec for Windows platforms and Real Networks G2 encoding hardware.
 ------------------------- --------------------------------------------------------------------------------
 OSPREY(R) 1500            audio/video codec with a derivative for Sun workstations (labeled as the
                           SunVideo Plus by Sun Microsystems)
 ------------------------- --------------------------------------------------------------------------------
 OSPREY(R) 2000(2)         Capture and codec product family for high quality MPEG 1 & 2 streaming, transcoding and digital archiving; all versions provide audio/video capture;
                           MPEG decoding feature effectively allows real-time transcoding and streaming in one step: variety of professional analog and digital (DV and SDI)
                           inputs/outputs available
 ------------------------- --------------------------------------------------------------------------------
 (1) introduced in 2000    (2) available in 2001
 ----------------------------------------------------------------------------------------------------------

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

    Our Osprey(R) codecs provide the necessary capability to allow the one-way transmission of live broadcasts over the Internet and intranets. The codecs capture, digitize, compress, transmit, receive, decompress and display full-motion video. The codecs are compatible with multiple video and audio compression standards and can be used for PCs and workstations that are based on the standard PCI-bus. Our codecs also support Microsoft's Windows 2000, WindowsNT and Windows95/98, and Sun's Solaris and UNIX operating systems.

VIDEO SYSTEMS

    NIAGARA(TM) STREAMING SYSTEMS. Our new Niagara(TM) Streaming System product line was designed to expand our streaming systems offerings beyond the deskside models to meet the requirements of professional streaming media professionals. The Niagara product line consists of a series of capture/encoding systems and streaming servers plus accessories and optional software. Niagara Streaming Systems was announced late in 2000 and introduced early in 2001.

 ----------------------------------------- ----------------------------------------------------------------
 PRODUCT                                                             DESCRIPTION
 ----------------------------------------- ----------------------------------------------------------------
 NIAGARA 2100 SERIES - RACK MOUNT          Single Channel capture/encoders, an Osprey 220 or Osprey 500
                                           DV Pro board, high-speed Pentium III processor, fits EIA
                                           standard 19" rack.
 ----------------------------------------- ----------------------------------------------------------------
 NIAGARA 3220 SERIES - RACK MOUNT          Dual Channel capture/encoders, dual Osprey 220 or Osprey 500
                                           DV Pro boards, high-speed dual Pentium III processors, high capacity SCA SCSI hot-swap hard drives, fits EIA standard 19"
                                           rack.
 ----------------------------------------- ----------------------------------------------------------------
 NIAGARA 3200 SERIES - RACK MOUNT          Dual Channel streaming servers, high-speed dual Pentium III processors with Microsoft Windows 2000 Server, high capacity
                                           SCA SCSI hot-swap hard drives, fits EIA standard 19" rack.
 ----------------------------------------- ----------------------------------------------------------------
 NIAGARA 3400 SERIES - RACK MOUNT          Quad Channel capture/encoders, four Osprey 220 or Osprey 500
                                           DV Pro boards, high-speed quad Pentium III processors, high capacity SCA SCSI hot-swap hard drives, fits EIA standard 19"
                                           rack.
 ----------------------------------------- ----------------------------------------------------------------
 NIAGARA 2900 SERIES - PORTABLE            Single Channel capture/encoders, an Osprey 220 or Osprey 500
                                           DV Pro board, high-speed Pentium III processor, portable
                                           dimensions, weighs 27 lbs, soft carrying case.
 ----------------------------------------- ----------------------------------------------------------------
 NIAGARA 3900 SERIES - PORTABLE            Dual Channel capture/encoders, dual Osprey 220 or Osprey 500
                                           DV Pro boards, high-speed dual Pentium III processors,
                                           portable dimensions, weighs 33 lbs, soft carrying case.
 ----------------------------------------- ----------------------------------------------------------------
 NIAGARA 2000 SERIES - DESKSIDE            Single Channel capture/encoders, an Osprey 220 or Osprey 500
                                           DV Pro board, high-speed Pentium III processor.
 ----------------------------------------- ----------------------------------------------------------------
 NIAGARA 3000 SERIES - DESKSIDE            Dual Channel capture/encoders, dual Osprey 220 or Osprey 500
                                           DV Pro boards, high-speed dual Pentium III processors.
 ----------------------------------------- ----------------------------------------------------------------

    Key benefits and features of our Niagara Streaming Systems are:

    o Quality and Capacity -- All Niagara capture/encoding systems are configured with Real Networks RealProducer or Microsoft Windows Media Encoder or both. All Niagara streaming servers are configured with Real Networks RealServer or Microsoft Windows Media Server or both. Our Osprey(R) codecs provide the optimal quality encoding and the capacity to allow multiple streams or multiple bitrates from one Niagara server. The Osprey 2000 MPEG codec will be a Niagara option available in 2001.

    o New Professional Platforms and Configurations -- Our Niagara product line includes portable field encoders, rack-mounted systems (1RU, 2RU, and 4RU), and deskside models for the prosumer, corporate, ISP and media professional. All systems provide a variety of options for professional audio and video inputs, including DV and SDI.

    o Price Performance -- We believe our Niagara systems deliver quality performance to our customers at an attractive price point based on the current market.

    o Quick Start to Dependable Streaming -- Niagara systems are fully optimized and fully configured.

    o Added Value Bundling -- Value added packages of additional hardware, software and applications deliver increased versatility and value to the marketplace including added storage capacity, control, cataloging, indexing, mixing and special effects options.

    Our Niagara Streaming Systems are designed to simplify the streaming of video onto networks and from web sites. This product family offers a turnkey solution combined with capabilities that remove deployment barriers. Niagara Streaming Systems are fully integrated and optimized for media systems with pre-configured Osprey(R) video devices, media capture software, and video encoding and streaming software. Niagara Streaming Systems are distributed directly or through channels to prosumers and to video professionals in media and entertainment enterprises, corporations, ISPs, broadband networks, CDNs, educational institutions and governmental agencies.

    VIEWPOINT VBX(TM) SYSTEMS.

    Our Viewpoint VBX(TM) enterprise-wide video communication system provides switching, distribution, conferencing and gateway capabilities between broadband and narrowband networks and between desktops, conference rooms, and a variety of video communication resources. The VBX system is a combination of hardware and software to run and manage the server switch and codec array, plus, for each end point, a combination of hardware and software to connect and operate the system for broadcasting, conferencing and monitoring. Benefits of the Viewpoint VBX(TM) include:

    o OPTIMAL VIDEO QUALITY WITHIN THE LOCAL ENTERPRISE - The Viewpoint VBX(TM)'s enterprise distribution of uncompressed, TV-quality video provides full resolution, and frame rate video to the desktop or other viewing device with no compressions artifacts or codec latency. Regardless of the application, the highest possible video quality is maintained. The addition of MPEG-2 codecs to the Viewpoint VBX(TM) extends the TV quality of local VBX communication to multiple sites outside the enterprise..

    o INTERFACE WITH THE MAJOR VIDEO COMMUNICATIONS STANDARDS INCLUDING INTERNET - The server and codec array support a suite of video communication standards, including H.323 (video over TCP/IP networks), MPEG-2, and H.320 (video over ISDN). Users can choose a video quality and price performance level based on the content and purpose of each call. The H.323 and MPEG-2 codecs take advantage of the investment in backbone LAN and WAN networks and the Internet to transport video without incurring per-minute charges for circuit-switched networks such as ISDN. The Viewpoint VBX(TM) can be integrated with our Niagara(TM) Streaming System to enable a supported standards-based video communication system to originate a streaming video broadcast in either Real Networks or Microsoft formats.

    o DESKTOP INTERFACE WITH INTEGRATED DIRECTORY - Viewpoint VBX(TM) simplifies video communication by integrating support for multiple applications and multiple standards into a single platform with a single user interface. The Viewpoint VBX(TM) system can be used for broadcast and closed circuit television distribution, security, training, and video conferencing.

    o NEGLIGIBLE LOCAL AREA NETWORK BANDWIDTH IMPACT - Local VBX clients do not require high bandwidth networks to extend television quality video to the desktop. Uncompressed, TV-quality video is distributed within the premise by the Viewpoint VBX(TM) over standard unshielded twisted pair
        (UTP) cabling and provides relief to the LAN, using the LAN only for client-server control.

    o BRIDGE BETWEEN LEGACY AND NEW EQUIPMENT - Viewpoint VBX(TM) systems are compatible with any NTSC or PAL audio and video communication products from third party vendors. This capability provides a growth path to new technology.

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

VIEWCAST SERVICES

    We have recently introduced simple, comprehensive services for creating, managing, distributing and viewing streaming media. Initially targeted early in 2000 at the consumer market, we have developed a scalable infrastructure for providing outsourced services for the media and business sectors, which currently have the broadest deployment of broadband networks and have potentially the greatest use of rich media communications. In this manner, we have the capacity to serve millions of businesses utilizing the same infrastructure to provide outsourced streaming services that we initially created for consumers. We believe these services round out our full spectrum of solutions, leveraging our expertise, products, and distribution channels for our current and future customers.

    VIEWCAST ONLINE SOLUTIONS SERVICES -- Previously ViewCast created a patent-pending process for providing the creation, management, distribution and viewing of streaming media. Our process is embedded within the various outsourced service models that we have developed to address the business market and the one model developed for the consumer market, YourVideoOnTheWeb(TM). We have developed extensive account management, measurement, and upload capabilities with a secure database that is optimized for media management and delivery. This scalable infrastructure provides the foundation for our general SME, business and media services, the targeted vertical market services, and the channel services we will be offering and providing in 2001.

    BUSINESS RICH MEDIA COMMUNICATION SOLUTIONS - We will first be offering:

    o The horizontally targeted service for general use by SMEs, larger businesses and media enterprises to outsource the challenging aspects of rich media communication and be able to focus on the use of rich media for more effective communications for marketing, advertising, investor relations, CRM, training and education.

    o The channel service enables large organizations, such as broadband networks, CDNs and ISPs, to expand their core business by offering our services to their current customers, thereby increasing their use of rich media, to touch multiples of customers in a cost effective manner and to enter into potential new revenue areas with minimal upfront cost. Through this service, we have the capacity to report, manage and bill the end user customers or bill the channel directly.

    o The vertical market services for e-recruiting provides video content for resumes, job postings, corporate overviews and recruiter marketing and advertising as a plug-in service offered by a variety of online job boards and HR service providers, corporations, colleges and candidates.

    Additional service offerings are under development to address other vertical markets and applications.

    CONSUMER RICH MEDIA COMMUNICATION SOLUTION - YourVideoOnTheWeb(TM) allows individuals to use camcorders to share video with friends, family and customers over the Internet. We believe YourVideoOnTheWeb(TM) removes existing barriers (i.e., price and complexity) to consumer video communication. Our concept consists of three elements:

    o YourVideoOnTheWeb(TM) desktop tools and interface for creation of digital rich media (the content).

    o www.YourVideoOnTheWeb.com Internet Site that manages and distributes the content.

    o   YourVideoOnTheWeb(TM) player and templates for viewing the content.

    We currently sell this service in the U.S. from our Internet site, but do not actively market the service. We believe a new strategic alliance or channel arrangement with a consumer focused company and the eventual increase in deployment of broadband networks to the consumer will provide additional growth for this consumer service.

    PROFESSIONAL SERVICES

    Our professional services group provides our customers the expertise necessary to assess their video communication needs and successfully deploy the infrastructure and systems capable of meeting their requirements. In addition to providing technical expertise, our expert consultants advise businesses on how to get the most value from their video communications and provide custom development of applications, software, hardware and installation to meet the needs of our customers.

APPLICATIONS

    Our product family is designed to meet the three fundamentals of video-based applications:

    o LIVE VIDEO BROADCAST -- One-way, one-to-many broadcast of video, audio and other data as content is produced;

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

    o VIDEO ON DEMAND (VOD) -- We offer applications that allow stored-video content to be played back to a user's system in real-time. This entails compressing a video "clip" and storing it on a server that is available to the user through the relevant web page.

    o VIDEO BROADCASTING -- We offer systems that provide one-way live audio and motion-video. Our products work in conjunction with web servers and browser software to establish connections between multiple users and a broadcast source, allowing businesses to deliver live programs, commercials and other information over the Internet.

    o INTERNET VIDEO CONTACT CENTER -- We offer systems that provide one-way live video and two-way audio across the Internet. The use of H.323 (video conferencing over TCP/IP networks) as a Viewpoint VBX(TM) supported video communication standard provides new solutions to e-commerce by adding the opportunity for customers to access a contact center through video over the Internet. The Viewpoint VBX(TM) architecture, in concert with new web-centric software development, manages Internet video calls in a contact center environment. Viewpoint VBX(TM) systems support call queuing, transfer, and ad hoc conferencing necessary for contact center call management. Extensions to our software development kits include Active Server Page (ASP) technology for web server integration and call management extensions enabling integration of Viewpoint VBX(TM) systems within existing contact center call management software.

    o STREAMING VIDEO GATEWAY -- Our Viewpoint VBX(TM) and Niagara(TM) Streaming encoder systems can be combined to deliver solutions for origination of streaming video broadcasts. For example, an H.320 codec combined with a Niagara(TM) Streaming encoder can be configured as a gateway device, turning any H.320 conferencing system into a web video broadcast site. Viewpoint VBX(TM) systems can also be used as camera concentrators, allowing the selection of any connected camera as the source of a web video broadcast.

    o VIDEO PRESENTATIONS OR LIVE VIDEO -- Our products offer businesses or organizations the opportunity to broadcast live events over enterprise networks, intranets and the Internet. These events include educational seminars, management briefings, human resources orientations or breaking news being created and transmitted by the organization itself or by outside sources.

    o VIDEOCONFERENCING -- Our products offer the business and institutional customer a cost-effective and efficient means of establishing an enterprise-wide videoconferencing system. Our Viewpoint VBX(TM) and Osprey(R) codecs permit employees, students or other members of an organization in different offices or geographic locations to communicate with each other through live video.

    o SPECIFIC INDUSTRY APPLICATIONS -- Our products offer a broad array of applications within specific industries. For instance, in the health and medical industry, our products allow doctors to collaborate via videoconferencing, to receive computed tomography (CT) scans, ultrasounds and other diagnostic tests at locations remote from the hospital or patient and to take part in educational and training broadcasts.

    o DIGITAL ARCHIVING OF RICH MEDIA -- Video is encoded at the highest available level to create a master digital file. Then the archival file can be copied, manipulated, edited and streamed as needed for current and future purposes.

MARKETING AND SALES

    We market our products and services primarily via third-party distribution channels including, but not limited to, OEMs, resellers and system integrators. These relationships are non-exclusive and typically require that these resellers participate in the marketing, installation and technical support of our products. In addition, we plan to continue to expand our distribution channels both domestically and internationally.

    Our video communication products and services are marketed primarily to media and entertainment, Internet, corporate, financial, educational, security/telejustice, healthcare, governmental and network enterprises. In addition, our products are sold or licensed to integrators and value added resellers to integrate with their products or services.

    We have expanded our marketing efforts to include a direct marketing lead pre-qualification process. The process is applied to all web site inquires, trade show leads and 800 call-in requests. By effectively processing incoming leads into priority classifications, we can most efficiently utilize our sales efforts.

    Our web sites have been redesigned starting with the Osprey(R) products site and extending next into the ViewCast site. These new sites include a backend database to track, capture, qualify and distribute contact information to the sales organization. Through these efforts, the number of qualified leads within our database is continuing to substantially increase on a weekly basis. This procedure also provides the means to build an opt-in e-mail list to receive monthly information from ViewCast.

    The new Reseller Marketing program, announced in 2001, enhances our ability to cover domestic and international geographical territories and market segments in an efficient and cost-effective manner. This multi-tiered program provides benefits and rewards to our reseller partners for aggressively marketing ViewCast products and services. Under the terms of the new reseller program, an authorized reseller of ViewCast products must meet certain qualifications regarding its business, personnel, product and market knowledge, and support and service capabilities. Through this new authorized reseller program, we intend to expand and enhance channels of distribution that will most effectively place ViewCast products into the marketplace. The program also allows ViewCast to provide special promotional incentives to the channel in the form of discounted product packages bundled with pull-through marketing campaigns.

PRODUCTION AND SUPPLY

    We build our current products using contract manufacturers in the U.S and Asia. Our operations personnel in Dallas, Texas are responsible for parts planning, procurement, final testing and inspection to quality standards. We plan for most high-volume production to be handled through large OEMs or contract manufacturers.

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

INSTALLATION, SERVICE AND MAINTENANCE

    Most of our products are customer installable. We depend on our resellers to install and service our products. However, we also maintain a small in-house technical support group to assist our resellers when required.

    We offer limited warranties covering workmanship and materials, during which period our resellers or ViewCast will replace parts or make repairs. We maintain an in-house staff of engineering personnel and offer telephone support to assist resellers and end-users during normal business hours.

    In addition, we enter into annual contracts with end-users to provide software and hardware maintenance on our products.

RESEARCH AND DEVELOPMENT

    We continue to focus on research and development activities related to video communications applications. Our recent development efforts have been devoted to the design and development of our products and software applications, primarily in the streaming sector (Niagara(R) Streaming Systems, ViewCast Online Solutions and our Osprey(R) line of capture cards and codecs). These include media processing devices (CPUs, DSPs), operating system software, standard computer I/O interfaces, media devices, media API software, and application software. We will continue to make investments in core video technology and processing techniques, focusing on how to best apply the latest advancements in the industry into commercially viable products. In some cases, strategic partnerships will be utilized to offset some research and development costs.

    Several new products are scheduled for launch in 2001 in the Osprey(R) and Niagara(TM) product families that will provide new I/O capabilities for streaming video applications, as well as products utilizing new video compression formats delivering higher quality video over digital networks. We believe these products will be competitive and feature unique capabilities that will enhance leading video applications. We believe these products will keep us in a leadership position in the marketplace.

    We are also focusing on maintaining the Viewpoint VBX(TM) as an architecturally viable product in the switching, distribution, gateway and conferencing space, providing specific industry applications, software revisions and extending support for new codecs.

    The Online Solutions group is engaged in the development of a variety of rich media application services to extend the power of streaming video to enhance business communication while simplifying and automating the process.

    We will continue integration efforts with third party application software for our products and services. These new software tools are emerging as the industry continues to grow.

COMPETITION

    The market for video communication systems and services is highly competitive and characterized by the frequent introduction of new products based upon innovative technologies. We compete with numerous well-established manufacturers and suppliers of video streaming technologies, videoconferencing, networking, telecommunications and multimedia products, certain of which dominate the existing video communications market for such products. In addition, we are aware of others that are developing, and in some cases have introduced, new video communications systems.

    We are not aware of any direct competitors that compete in all of our product families and applications. However, among our direct competitors competing with one or more of our products or applications are Zydacron, Inc., VCON, Ltd., Winnov, LP., First Virtual Communications, Picturetel Corp., Video Network Communications, Inc., Avistar Communications Corp., Pinnacle Systems, Inc., Tandberg Inc., Polycom,

Inc. and Loudeye Technologies, Inc. In addition, electronics manufacturers such as Intel Corp. and Cisco Systems, Inc. actively compete for business in this market.

PATENTS, COPYRIGHTS, TRADEMARKS AND PROPRIETARY INFORMATION

    We hold a U.S. patent covering certain aspects of compressed video and have a patent pending covering certain aspects of a process to create, manage, distribute and view streaming video. Although we do not believe these patents or any other patent is essential to our business operations, we may apply for additional patents relating to other aspects of our products. We also rely on copyright laws to protect our software applications, which we consider proprietary.

    We believe that product recognition is an important competitive factor and, accordingly, we promote the ViewCast(R), Osprey(R), Niagara(TM), ViewCast Online Solutions(TM), Viewpoint VBX(TM), WorkFone, and YourVideoOnTheWeb(TM) names, among others, in connection with our marketing activities, and have applied for or received trademark registration for such names. Our use of these marks may be subject to challenge by others, which, if successful, could have a material adverse effect on us.

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

EMPLOYEES

    As of February 28, 2001, we had one hundred seven (107) employees, six (6) of whom are in executive positions, thirty-three (33) of whom are engaged in engineering, research and development, thirty-five (35) of whom are engaged in marketing and sales activities, twenty-four (24) of whom are engaged in operations and nine (9) of whom are in finance and administration. None of our employees are represented by a labor union. We consider our employee relations to be satisfactory.

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

    Some of the statements in this Report on Form 10-K under "Business", "Management's Discussion and Analysis of Financial Conditions and Results Of Operations", and elsewhere in the Report constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include statements regarding ViewCast's expectations, beliefs, hopes, intentions or strategies regarding the future. These statements involve known and unknown risks, uncertainties, and other factors that may cause our or our industry's actual results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, product demand and market acceptance risks, the impact of competitive products and pricing, product development, commercialization and technological difficulties, capacity and supply constraints or difficulties, general business and economic conditions, the availability of sufficient working capital, the ability to service our debt, continued significant losses, the effect of our accounting polices and other risks detailed in the Annual Report on Form 10-KSB for the year ended December 31, 1999, as amended, the Registration Statements on Form S-3 filed on April 26, 2000 and June 30, 2000 and other filings with the Securities and Exchange Commission.

    In some cases, you can identify forward-looking statements by terminology such as "may", "will", "expects", "should", "anticipates", "believes", "estimates", "predicts", "plans", "potential", "intends" or "continue" or the negative of such terms or other comparable terminology.

    Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of such statements. We are under no duty to update any of the forward-looking statements after the date of this report to conform such statements to actual results.

ITEM 2.  PROPERTIES

    Our executive offices and some of our sales, design and development activities are located in approximately 21,000 square feet of leased space in Dallas, Texas. The lease expires in August 2001 and provides for a base annual rent of $314,790. Our assembly operations are located in approximately 7,760 square feet of leased space in Dallas, Texas. The lease expires in August 2003 and provides for a base annual rent of $63,740. The lease expiring during 2001 will either be extended or new space will be obtained within the same geographic area.

    The Osprey(R) product development activities are located in approximately 11,900 square feet of leased space in Morrisville, North Carolina. The main lease for approximately 10,000 square feet expires in December 2002 and provides for a base annual rent of $129,550. The remaining 1,900 square feet expires in January 2005 and provides for a base annual rent of $23,831.

    We also lease office space for domestic sales offices in Fairfax, VA, Burlingame, CA, Atlanta, GA, Chicago, IL, and Mt. Arlington, NJ and for an international sales office outside of London. All such leases are on a month-to-month or an annual lease basis. The Fairfax, VA sales office will not be extended after the lease expires in March 2001. The remaining sales office leases provide for a base annual rent of $97,920 for the domestic sales office and approximately L.84,042 for the international office.

    We believe that our facilities are adequate for our current and reasonable foreseeable future needs and our current facilities can accommodate expansion, as required.

ITEM 3.  LEGAL PROCEEDINGS

    We are not currently a party to any litigation that we believe could have a material adverse effect on our business or us.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     (None)

                                     PART II

ITEM 5.  MARKET FOR REGISTRANTS COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

COMMON STOCK PRICE RANGE

    Our Common Stock is traded on the Nasdaq under the symbol "VCST." Our Public Warrants are traded on the Nasdaq under the symbol "VCSTW." As of February 28, 2001, there were 16,878,971 shares of Common Stock and 2,616,348 Public Warrants outstanding. The following table sets forth, for the periods indicated, the high and low sales prices for the Common Stock and the Public Warrants on the Nasdaq. These over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions. The trading market in our securities may at times be relatively illiquid due to low trading volume.

                       COMMON STOCK                 PUBLIC WARRANTS
                  -----------------------       -----------------------
FISCAL 1998         HIGH           LOW            HIGH            LOW
-----------       --------       --------       --------       --------

1st Quarter       $   5.00       $   3.00       $   1.88       $   0.88
2nd Quarter           3.81           2.69           1.25           0.66
3rd Quarter           3.50           1.81           0.88           0.34
4th Quarter           3.69           0.88           1.69           0.25



                       COMMON STOCK                 PUBLIC WARRANTS
                  -----------------------       -----------------------
FISCAL 1999         HIGH           LOW            HIGH            LOW
-----------       --------       --------       --------       --------

1st Quarter       $   6.94       $   2.63       $   3.69       $   0.81
2nd Quarter          17.38           4.84          13.38           2.13
3rd Quarter          10.81           5.75           6.50           3.13
4th Quarter           8.38           3.06           5.25           1.81



                       COMMON STOCK                 PUBLIC WARRANTS
                  -----------------------       -----------------------
FISCAL 2000         HIGH           LOW            HIGH            LOW
-----------       --------       --------       --------       --------

1st Quarter       $   8.97       $   4.03       $   5.00       $   2.06
2nd Quarter           7.25           2.25           4.19           1.25
3rd Quarter           4.00           2.00           1.94           1.00
4th Quarter           2.38           0.75           1.13           0.34


    On March 27, 2001, the last reported sales prices for the Common Stock and the Public Warrants as reported on the Nasdaq were $1.00 and $0.625, respectively.

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

ITEM 6.  SELECTED FINANCIAL DATA

     The following selected financial data should be read in conjunction with "Managements Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and notes thereto included elsewhere in the Form 10-K. Our historical financial results are not necessarily indicative of results to be expected for any future period.


                                                                                YEAR ENDED DECEMBER 31,
                                                 --------------------------------------------------------------------------------
                                                     1996             1997            1998             1999             2000
                                                 ------------     ------------     ------------     ------------     ------------
         CONSOLIDATED STATEMENTS
              OF OPERATIONS:
Net sales ...................................    $  1,095,012     $  3,360,703     $  8,027,948     $  7,270,080     $ 10,439,404
Cost of goods sold ..........................         393,918        1,695,922        4,181,128        3,948,377        4,782,130
                                                 ------------     ------------     ------------     ------------     ------------
Gross profit ................................         701,094        1,664,781        3,846,820        3,321,703        5,657,274

Operating expenses:
  Selling, general and administrative .......       2,378,653        4,243,485        8,352,476        7,543,409        9,545,307
  Research and development ..................       1,997,146        2,740,857        3,090,102        2,930,761        4,003,169
  Restructuring charge ......................              --               --          402,800               --               --
  Depreciation and amortization .............         206,041          309,458          524,427          617,086          753,786
                                                 ------------     ------------     ------------     ------------     ------------
      Total operating expenses ..............       4,581,840        7,293,800       12,369,805       11,091,256       14,302,262
                                                 ------------     ------------     ------------     ------------     ------------

Operating loss ..............................      (3,880,746)      (5,629,019)      (8,522,985)      (7,769,553)      (8,644,988)

Other income (expense):
  Dividend and interest income ..............              36           63,613           34,117          249,985          354,315
  Interest expense ..........................        (513,979)        (290,492)        (877,873)        (954,168)        (602,558)
  Other .....................................             724           28,493               48               62            4,246
                                                 ------------     ------------     ------------     ------------     ------------
      Total other income (expense) ..........        (513,219)        (198,386)        (843,708)        (704,121)        (243,997)
                                                 ------------     ------------     ------------     ------------     ------------

Net loss ....................................    $ (4,393,965)    $ (5,827,405)    $ (9,366,693)    $ (8,473,674)    $ (8,888,985)
                                                 ============     ============     ============     ============     ============

Net loss per share - basic and diluted ......        $ (0 91)         $ (0 75)         $ (1 02)         $ (0 71)         $ (0 62)
                                                 ============     ============     ============     ============     ============

Weighted average number of
   common shares outstanding ................       4,844,706        7,806,378        9,367,537       13,105,884       15,714,244
                                                 ============     ============     ============     ============     ============


                                                                              YEAR ENDED DECEMBER 31,
                                                 -----------------------------------------------------------------------------
                                                    1996              1997            1998            1999            2000
                                                 ------------     ------------    ------------    ------------    ------------
               CONSOLIDATED
            BALANCE SHEET DATA:

Cash and cash equivalents ...................    $     18,539     $  3,117,202    $    439,791    $  4,315,980    $  3,898,176
Working capital .............................      (6,407,318)       4,547,850       1,456,778       7,575,154       3,929,039
Total assets ................................       1,691,258        8,211,415      13,611,590      13,565,382      11,713,579
Long-term debt ..............................              --        5,000,000       1,360,000              --         950,000
Shareholders' equity ........................      (5,780,830)       1,418,264       4,255,308       9,407,614       5,282,309

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    This Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. Actual results may differ materially form those indicated in the forward-looking statements. Please see the "Special Note Regarding Forward-Looking Statements" elsewhere in the Report on Form 10-K.

OVERVIEW

    ViewCast.com, Inc., doing business as ViewCast Corporation, ("ViewCast") develops and markets a variety of products and services that enable video networked solutions. We are a leading global provider of enterprise-wide, digital video communication solutions for both real-time and on-demand applications. ViewCast maximizes the value of video through its vertically integrated products and services: Osprey(R) Video provides the streaming media industry's de facto standard capture cards, Niagara(TM) Systems provides integrated solutions for encoding and streaming of rich media content, Viewpoint VBX(TM) Systems delivers a wide array of video solutions for both digital and analog enterprise video communication, and ViewCast Online Solutions provides a rich media Application Service Provider ("ASP") solution for Business to Business ("B2B") and media communication needs. From streaming digital video on the Internet to distribution of broadcast-quality video throughout the corporate enterprise, plus comprehensive "click, create and view" video software applications, ViewCast provides the complete range of video solutions.

    Our customers acquire ViewCast's products and services to enrich communications over a network, to increase the compelling nature of marketing and sales activities, to enhance productivity, to reduce costs and to increase customer service. Corporations, media organizations, financial institutions, educational networks, healthcare facilities, and government agencies utilize our products and services, as do their customers, vendors and others with whom they may communicate. Our technologies enable users to encode and archive video content, broadcast video over computer networks (streaming video), deliver video from web sites (on-demand streaming video), provide interactive video communication (video conferencing), and distribute video within a network. We market and support our products and services either directly or through arrangements with leading OEMs, system integrators, resellers and application developers worldwide.

    As part of our ongoing emphasis on sales, marketing, product development and strategic planning, John Caulfield has been named corporate vice president and president of the ViewCast Online Solutions services group. In this newly created position, Caulfield is responsible for building the ViewCast Online Solutions business. He joins the other senior executives: President and Chief Executive Officer George C. Platt, Chief Financial Officer Laurie L. Latham, Senior Vice President of Sales and Marketing Harry E. Bruner, Vice President/General Manager of Osprey(R) Technologies Division Neal Page, and Vice President of Operations David T. Stoner.

    Our business was established in 1994 and began trading on the Nasdaq Stock Market (current symbol "VCST") in 1997. We are located in Dallas, Texas with the Osprey technology office in North Carolina and sales and support offices in North America and London, UK.

RESULTS OF OPERATIONS

    YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 2000.

    Net Sales. Net sales for the year ended December 31, 2000 increased 43.6% to $10,439,404 from $7,270,080 reported in 1999. The increase is attributed to growth from our video peripheral and video system products during 2000 compared to 1999.

    During the year ended December 31, 2000, sales of Osprey(R) video peripheral products increased 48.7% over 1999 and represented 72.0% of total 2000 revenues, compared to 69.5% of total revenues in 1999. Osprey product sales increased during 2000 due to continued strong demand for our capture cards and codecs plus the introduction of the new Osprey 500 product line late in the second quarter. The Osprey 500 product was co-developed with Microsoft as their first digital video capture card.

    System sales, which include Niagara(TM) streaming systems and Viewpoint VBX(TM) video distribution systems, increased 15.0% in 2000 compared to 1999 and represented approximately 22.6% of total 2000 revenues compared to 28.2% of total revenues in 1999. The improvement in our system sales is attributed to a more focused product definition to the marketplace and better sales execution. During 2000, we released new Viewpoint VBX(TM) product enhancements and targeted specific vertical markets. We expect additional growth in system sales in 2001 precipitated by the conversion of the streaming systems to its new brand, Niagara(TM), and the addition of rack mounted and portable streaming systems to our deskside system offerings.

    Other revenue from online services, maintenance and engineering development fees accounted for the remaining 5.4% of total revenues for 2000.

    Cost of Goods Sold. Cost of goods sold increased $833,753 to $4,782,130 for the year ended December 31, 2000 compared to 1999 primarily due to the increase in our product sales described above. Our gross profit margin for 2000 was 54.2%, representing an increase from the 45.7% margin reported during 1999. Gross profit margins showed an increase of approximately 8.5% over 1999 levels due to improved product designs, manufacturing efficiencies and new product introductions in our Osprey video peripheral product family. Management expects profit margins to fluctuate based on product mix, but over extended periods anticipates its margins will remain in the range of 46% -- 55%.

    Selling, General and Administrative Expense. Selling, general, and administrative expense increased to $9,545,307 for the year ended December 31, 2000 from $7,543,409 reported during 1999 primarily due to increases of our sales staff and related sales activity costs. Additional marketing and customer support expenditures contributed to the increase. The increases in sales, marketing and customer support were partially offset by an overall decrease in administrative expenses during 2000 over 1999 levels primarily generated by reduction in bad debt expense.

    Research and Development Expense. Research and development expense increased $1,072,408 or 36.6% to $4,003,169 during 2000 compared to 1999, principally due to development staff increases and expenses related to new product testing for the Osprey 500, Osprey 210/220, and VBX Software Version 2.5 released in 2000, and for the Osprey 2000 and Niagara system product introductions in 2001

    Other Income (Expense). For the year ended December 31, 2000, other income (expense) decreased $460,124 to $243,997, primarily due to the reduction in amortization of debt issue costs associated with our line of credit financing consummated in October 1998, which were fully amortized by October 1999. In addition, we had and increase in interest income generated by higher average cash and cash equivalent balances during the year. The current year interest expense includes amortization of debt issue costs and interest expense related to the issuance of 7% Senior Convertible Debentures on April 28, 2000.

    YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1999.

    Net Sales. Net sales for the year ended December 31, 1999 decreased 9.4% to $7,270,080 from $8,027,948 reported in 1998. The decrease is attributed to a decline in revenues for our video distribution systems offset in part by increased revenues for our video peripheral and video streaming products during 1999 compared to 1998.

    During the year ended December 31, 1999, sales of Osprey(R) video peripheral products increased 38.4% over 1998 and represented 69.5% of total 1999 revenues, compared to 45.5% of total revenues in 1998. Sales of ViewCast(R) video encoder and video streaming systems represented 7.2% of total revenues since their launch in the first quarter of 1999. Sales of Viewpoint VBX(TM) video distribution systems decreased 63.8% in 1999, compared to 1998 and represented approximately 21% of total 1999 revenues, compared to 52.6% of total revenues in 1998. The decline in Viewpoint VBX(TM) system sales is attributed to a sharp decrease in sales from two of our largest Viewpoint VBX(TM) resellers, who changed the strategic focus of their companies, compounded by the loss of sales representatives and directional leadership during our reorganization efforts.

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

    Net cash used in operating activities was $7.06 million for the year ended December 31, 2000 resulting primarily from a net loss of $8.89 million, which includes non-cash operating expenses of $0.92 million, and an increase in operating assets and liabilities of $0.91 million during 2000.

    Investing activities during 2000 utilized cash of $0.96 million for capital expenditures for computer equipment, test equipment and software development to aid in the marketing, development and testing of our products

    During the year ended December 31, 2000, financing activities generated cash in the amount of $7,626,604 resulting principally from our private placement of 7% Senior Convertible Debentures on April 28, 2000 which provided net proceeds of $3,376,360. During 2000, we also received proceeds of $4,274,255 from the exercise of options and warrants and utilized cash in the amount of $24,011 to retire short-term debt. During September through October 2000, holders of $3,500,000 principal amount of Debentures exchanged their notes for 777,777 shares of our Common Stock at a conversion price of $4.50 per share.

    During September of 1998, we entered into a strategic business relationship with TekInsight.com, Inc. ("TEKS"), formerly Tadeo Holdings, Inc., that involved a stock purchase agreement whereby we acquired 1,240,310 shares of TEKS common stock in exchange for 1,000,000 shares of our Common Stock. Because all of the TEKS shares held by us are available for trading under Rule 144 of the Securities and Exchange Commission at December 31, 2000, we have presented those shares at their fair market value on the balance sheet as of December 31, 2000. The quoted market price of TEKS registered common stock at December 31, 2000 and March 27, 2001 was $0.88 and $1.36 per share, respectively.

    At December 31, 2000, we had working capital of $3,929,039 compared to $7,575,154 at December 31, 1999 and cash and cash equivalents of $3,898,176 at December 31, 2000 compared to $4,315,980 at December 31, 1999. We experienced an overall increase in sales during 2000 and a slight increase in net loss due to the increase in operating expenses. While wary of current economic conditions, we believe that revenues should grow during 2001 when compared to the prior year, with the introduction of additional products and services. We anticipate losses will continue during 2001 and until such time as profit margins from the sales of our products exceed our development, selling, administrative and financing costs. We expect operating expenses to increase modestly during 2001 in response to increased revenues and new product introductions, thereby generating improving financial results.

     In October of 1998, we entered into a working capital line of credit financing arrangement for up to $9,000,000 with an entity controlled by one of our principal stockholders, who is now also our Chairman of the Board. The availability of funds under this facility is subject to certain borrowing base limitations based principally on outstanding accounts receivable and inventory. At December 31, 2000, we had utilized $2.41 million of this facility and may further utilize the facility to fund future growth. Additionally, during October 2000 and again in February 2001, we amended the working capital facility to increase the line of credit from $9,000,000 to $12,000,000, to extend the term until January 31, 2002, or March 15, 2003 in certain circumstances, and to expand the asset base for lending to include certain marketable securities owned by us.

    Should all the 2,616,348 redeemable public warrants and 1,216,664 redeemable private warrants outstanding at December 31, 2000, be exercised, our proceeds would aggregate $17,248,554. Each redeemable warrant entitles the warrant holder to purchase 1.074 shares of Common Stock for $4.50 resulting in an effective exercise price of $4.19 per share of Common Stock.

    We utilize significant capital to design, develop and commercialize our products. During 2001, we intend to fund sales growth and related operational activities by utilizing our working capital line of credit and cash contributed from operations. We may need additional capital to develop and introduce new products and services, to enhance existing product offerings, and to address unanticipated competitive threats, technical problems, economic conditions or for other requirements. We anticipate that if additional capital is required such financing may include the issuance of convertible debt, convertible preferred stock or other equity securities in exchange for a cash investment in us. There can be no assurance that any such additional financing will be available to us on acceptable terms, or at all. Additional equity financing may involve substantial dilution to our then existing stockholders. In the event we are unable to raise additional capital, we may be required to substantially reduce or curtail our activities.

    At December 31, 2000, we had no material commitments for capital expenditures.

NEW ACCOUNTING STANDARDS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (SFAS 133), Accounting for Derivative Instruments and Hedging Activities. SFAS 133 is effective for us January 1, 2001. SFAS 133, as amended, requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and the type of hedge transaction. The ineffective portion of all hedges will be recognized in earnings. Adoption of this standard is not expected to have a significant impact on our financial position, results of operations or cash flows.

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition in Financial Statements", as amended by SAB 101A and 101B, which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. We adopted SAB 101 in the fourth quarter of 2000. Since our current revenue recognition policies effectively comply with this guidance, the adoption of SAB 101 did not have a material impact on our financial position, results of operations or cash flows.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    All of our sales transactions during 2000 were denominated in U.S. dollars and the majority of our operations is based in the U.S. and, accordingly, is also denominated in U.S. dollars. We do have a foreign-based sales office in the London area where transactions are denominated in the foreign currency. The impact of fluctuations in the relative value of that currency for 1999 and 2000 was not material.

    Our interest income earned on cash and cash equivalents is subject to interest rate risk from the changes in the general level of U.S. interest rates, particularly short-term rates.

    We hold marketable securities in TEKS that are subject to the market risks of the public U.S. stock markets, in particular the Nasdaq Stock Market. As of December 31, 2000, the market value of our TEKS investment was $1,085,271. If the market price of TEKS common stock decreases, our assets and working capital may decrease proportionately.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                       VIEWCAST.COM, INC. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Report of Independent Auditors .....................................................................    24

Consolidated Balance Sheets a December 31, 1999 and 2000 ...........................................    25

Consolidated Statements of Operations for the years ended
  December 31, 1998, 1999 and 2000 .................................................................    26

Consolidated Statements of Stockholders' Equity for the
  years ended December 31, 1998, 1999 and 2000 .....................................................    27

Consolidated Statements of Cash Flows for the years ended
  December 31, 1998, 1999 and 2000 .................................................................    29

Notes to Consolidated Financial Statements .........................................................    30

                         Report of Independent Auditors

The Board of Directors
ViewCast.com, Inc.

We have audited the accompanying consolidated balance sheets of ViewCast.com, Inc. and subsidiaries as of December 31, 1999 and 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years ended December 31, 2000. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ViewCast.com, Inc. and subsidiaries at December 31, 1999 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                              ERNST & YOUNG LLP



Dallas, Texas
February 27, 2001

                       VIEWCAST.COM, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                        DECEMBER 31,
                                                                               -----------------------------
                                                                                   1999             2000
                                                                               ------------     ------------

                               ASSETS
Current assets:
  Cash and cash equivalents                                                    $  4,315,980     $  3,898,176
  Available-for-sale securities                                                   3,410,853        1,085,271
  Accounts receivable, less allowance for doubtful accounts of
    $117,000 and $177,000 at December 31, 1999 and 2000, respectively             1,386,395        1,241,784
  Inventory                                                                       2,526,096        2,942,621
  Prepaid expenses                                                                   93,598          242,457
                                                                               ------------     ------------
      Total current assets                                                       11,732,922        9,410,309

Property and equipment, net                                                       1,338,143        1,504,753
Software development costs, net                                                     429,502          494,447
Deferred charges                                                                         --          231,768
Deposits                                                                             64,815           72,302
                                                                               ------------     ------------

      Total assets                                                             $ 13,565,382     $ 11,713,579
                                                                               ============     ============

                LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                             $    662,247     $  1,432,016
  Accrued compensation                                                              418,360          462,573
  Deferred revenue                                                                  270,779          351,659
  Other accrued liabilities                                                         392,713          824,195
  Shareholder line of credit                                                      2,408,827        2,408,827
  Short-term debt, other                                                              4,842            2,000
                                                                               ------------     ------------
      Total current liabilities                                                   4,157,768        5,481,270

Long-term debt                                                                           --          950,000

Commitments

Stockholders' equity:
  Convertible preferred stock, $.0001 par value:
    Authorized shares - 5,000,000
      Series B - issued and outstanding shares - 945,000 at
          December 31, 1999 and 2000                                                     95               95
  Common stock, $.0001 par value:
    Authorized shares - 40,000,000 at December 31, 1999 and 2000 Issued and outstanding shares - 14,624,898 and 17,140,468
      at December 31, 1999 and 2000, respectively                                     1,463            1,714
  Additional paid-in capital                                                     44,904,140       52,770,321
  Unrealized gain (loss) on securities reported at fair value
      and accumulated other comprehensive income                                  1,396,523         (950,229)
  Accumulated deficit                                                           (36,882,701)     (46,527,686)
  Treasury stock,  261,497 shares at December 31, 1999 and 2000                     (11,906)         (11,906)
                                                                               ------------     ------------
      Total stockholders' equity                                                  9,407,614        5,282,309
                                                                               ------------     ------------

      Total liabilities and stockholders' equity                               $ 13,565,382     $ 11,713,579
                                                                               ============     ============





                             See accompanying notes.

                       VIEWCAST.COM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                        YEAR ENDED DECEMBER 31,
                                            ----------------------------------------------
                                                1998             1999             2000
                                            ------------     ------------     ------------


NET SALES                                   $  8,027,948     $  7,270,080     $ 10,439,404

Cost of goods sold                             4,181,128        3,948,377        4,782,130
                                            ------------     ------------     ------------

GROSS PROFIT                                   3,846,820        3,321,703        5,657,274

Operating expenses:
  Selling, general and administrative          8,352,476        7,543,409        9,545,307
  Research and development                     3,090,102        2,930,761        4,003,169
  Restructuring charge                           402,800               --               --
  Depreciation and amortization                  524,427          617,086          753,786
                                            ------------     ------------     ------------
      Total operating expenses                12,369,805       11,091,256       14,302,262
                                            ------------     ------------     ------------

OPERATING LOSS                                (8,522,985)      (7,769,553)      (8,644,988)

Other income (expense):
  Dividend and interest income                    34,117          249,985          354,315
  Interest expense                              (877,873)        (954,168)        (602,558)
  Other                                               48               62            4,246
                                            ------------     ------------     ------------
      Total other income (expense)              (843,708)        (704,121)        (243,997)
                                            ------------     ------------     ------------

NET LOSS                                    $ (9,366,693)    $ (8,473,674)    $ (8,888,985)
                                            ============     ============     ============

NET LOSS PER SHARE - BASIC AND DILUTED      $      (1.02)    $      (0.71)    $      (0.62)
                                            ============     ============     ============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
   OUTSTANDING                                 9,367,537       13,105,884       15,714,244
                                            ============     ============     ============

                            See accompanying notes.

                       VIEWCAST.COM, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000

                                                     CONVERTIBLE                                            ADDITIONAL
                                                   PREFERRED STOCK                 COMMON STOCK              PAID-IN
                                                SHARES        PAR VALUE         SHARES       PAR VALUE       CAPITAL
                                             ------------    ------------    ------------   ------------   ------------
BALANCE, DECEMBER 31, 1997                             --    $         --       8,995,455   $        900   $ 19,628,703

  Conversion of long-term debt to
    convertible preferred stock - Series A        364,000              36              --             --      2,903,604

  Sale of convertible preferred stock -
     Series B                                     400,000              40              --             --      3,999,960

  Conversion of convertible preferred
     stock - Series A to common stock             (30,000)             (3)         82,770              8             (5)

  Common stock issued in exchange
     for equity securities                             --              --       1,000,000            100      1,999,900

  Exercise of options and warrants                     --              --       1,043,374            104      2,185,392

  Sale of common stock, employee
     stock purchase plan                               --              --          73,787              7        139,109

  Value of options and warrants
      issued for consulting services                   --              --              --             --        461,851

  Warrants issued for inducement
     of debt                                           --              --              --             --        266,000

  Accelerated vesting of employee
     stock options in connection with
     restructuring                                     --              --              --             --        127,800

  Common stock issued for
     consulting services                               --              --          73,443              7        133,389

  Convertible preferred stock
     dividends - Series A                              --              --          56,145              6        101,715

  Net loss and comprehensive loss                      --              --              --             --             --

                                             ------------    ------------    ------------   ------------   ------------
BALANCE, DECEMBER 31, 1998                        734,000              73      11,324,974          1,132     31,947,418

  Sale of convertible preferred stock -
     Series B, net                                545,000              55              --             --      5,434,291

  Conversion of convertible preferred
     stock - Series A to common stock            (334,000)            (33)        921,505             92            (59)

  Conversion of 8% convertible notes
     to common stock                                   --              --         317,313             32      1,162,818

  Exercise of options and warrants                     --              --       1,885,332            189      5,486,491

  Value of options and warrants
      issued for consulting services                   --              --              --             --         65,347

  Sale of common stock, employee
     stock purchase plan                               --              --          44,220              4         99,806

  Convertible preferred stock
     dividends - Series A and B                        --              --         131,554             14        708,028

  Unrealized gain on securities reported
     at fair value                                     --              --              --             --             --
  Foreign currency translation adjustment              --              --              --             --             --
  Net loss                                             --              --              --             --             --

          Comprehensive loss

                                             ------------    ------------    ------------   ------------   ------------
BALANCE, DECEMBER 31, 1999                        945,000    $         95      14,624,898   $      1,463   $ 44,904,140

                                                 OTHER                                           TOTAL
                                             COMPREHENSIVE    ACCUMULATED      TREASURY       STOCKHOLDERS'
                                                 INCOME         DEFICIT          STOCK           EQUITY
                                              ------------    ------------    ------------    ------------

BALANCE, DECEMBER 31, 1997                    $         --    $(18,199,433)   $    (11,906)   $  1,418,264

  Conversion of long-term debt to
    convertible preferred stock - Series A              --              --              --       2,903,640

  Sale of convertible preferred stock -
     Series B                                           --              --              --       4,000,000

  Conversion of convertible preferred
     stock - Series A to common stock                   --              --              --              --

  Common stock issued in exchange
     for equity securities                              --              --              --       2,000,000

  Exercise of options and warrants                      --              --              --       2,185,496

  Sale of common stock, employee
     stock purchase plan                                --              --              --         139,116

  Value of options and warrants
      issued for consulting services                    --              --              --         461,851

  Warrants issued for inducement
     of debt                                            --              --              --         266,000

  Accelerated vesting of employee
     stock options in connection with
     restructuring                                      --              --              --         127,800

  Common stock issued for
     consulting services                                --              --              --         133,396

  Convertible preferred stock
     dividends - Series A                               --        (115,283)             --         (13,562)

  Net loss and comprehensive loss                       --      (9,366,693)             --      (9,366,693)

                                              ------------    ------------    ------------    ------------
BALANCE, DECEMBER 31, 1998                              --     (27,681,409)        (11,906)      4,255,308

  Sale of convertible preferred stock -
     Series B, net                                      --              --              --       5,434,346

  Conversion of convertible preferred
     stock - Series A to common stock                   --              --              --              --

  Conversion of 8% convertible notes
     to common stock                                    --              --              --       1,162,850

  Exercise of options and warrants                      --              --              --       5,486,680

  Value of options and warrants
      issued for consulting services                    --              --              --          65,347

  Sale of common stock, employee
     stock purchase plan                                --              --              --          99,810

  Convertible preferred stock
     dividends - Series A and B                         --        (727,618)             --         (19,576)

  Unrealized gain on securities reported
     at fair value                               1,410,853              --              --       1,410,853
  Foreign currency translation adjustment          (14,330)             --              --         (14,330)
  Net loss                                              --      (8,473,674)             --      (8,473,674)
                                                                                              ------------
          Comprehensive loss                                                                    (7,077,151)

                                              ------------    ------------    ------------    ------------
BALANCE, DECEMBER 31, 1999                    $  1,396,523    $(36,882,701)   $    (11,906)   $  9,407,614


                             See accompanying notes.

                       VIEWCAST.COM, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY - (CONTINUED)
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000


                                                    CONVERTIBLE                                            ADDITIONAL
                                                  PREFERRED STOCK                 COMMON STOCK              PAID-IN
                                               SHARES        PAR VALUE       SHARES         PAR VALUE       CAPITAL
                                            ------------    ------------   ------------   ------------   ------------

  Exercise of options and warrants                    --              --      1,232,077            123      4,108,642

  Conversion of 7% convertible
     debentures to common stock                       --              --        777,777             78      2,585,050

  Value of options and warrants
      issued for consulting services                  --              --             --             --        235,958

  Common stock issued for legal
     services                                         --              --          2,500             --         15,000

  Sale of common stock, employee
     stock purchase plan                              --              --         99,990             10        165,480

  Convertible preferred stock
     dividends - Series B                             --              --        403,226             40        756,051

  Unrealized loss on securities
     reported at fair value                           --              --             --             --             --
  Foreign currency translation adjustment             --              --             --             --             --
  Net loss                                            --              --             --             --             --


          Comprehensive loss

                                            ------------    ------------   ------------   ------------   ------------
BALANCE,  DECEMBER 31, 2000                      945,000    $         95     17,140,468   $      1,714   $ 52,770,321
                                            ============    ============   ============   ============   ============






                                                 OTHER                                          TOTAL
                                             COMPREHENSIVE   ACCUMULATED       TREASURY      STOCKHOLDERS'
                                             INCOME (LOSS)     DEFICIT          STOCK           EQUITY
                                             ------------    ------------    ------------    ------------

  Exercise of options and warrants                     --              --              --       4,108,765

  Conversion of 7% convertible
     debentures to common stock                        --              --              --       2,585,128

  Value of options and warrants
      issued for consulting services                   --              --              --         235,958

  Common stock issued for legal
     services                                          --              --              --          15,000

  Sale of common stock, employee
     stock purchase plan                               --              --              --         165,490

  Convertible preferred stock
     dividends - Series B                              --        (756,000)             --              91

  Unrealized loss on securities
     reported at fair value                    (2,325,582)             --              --      (2,325,582)
  Foreign currency translation adjustment         (21,170)             --              --         (21,170)
  Net loss                                             --      (8,888,985)             --      (8,888,985)
                                                                                             ------------
                                                                                             ------------
          Comprehensive loss                                                                  (11,235,737)

                                             ------------    ------------    ------------    ------------
BALANCE, DECEMBER 31, 2000                   $   (950,229)   $(46,527,686)   $    (11,906)   $  5,282,309
                                             ============    ============    ============    ============


                             See accompanying notes.

                       VIEWCAST.COM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                           YEAR ENDED DECEMBER 31,
                                                                     1998            1999             2000
                                                                 ------------    ------------    ------------
OPERATING ACTIVITIES:
  Net loss                                                       $ (9,366,693)   $ (8,473,674)   $ (8,888,985)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depreciation of fixed assets                                    380,742         496,169         586,344
      Amortization of software development costs                      143,685         120,917         167,442
      Non-cash charges to interest expense                            289,885         584,151         134,370
      Non-cash charge to restructuring costs                          127,800              --              --
      Non-cash consulting fees exchanged for options, warrants
         and common stock                                             595,247          65,347          28,588
      Changes in operating assets and liabilities:
        Accounts receivable                                          (644,553)        453,388         144,611
        Inventory                                                  (1,348,402)        584,492        (416,525)
        Prepaid expenses                                              (15,550)         (2,952)       (148,859)
        Deferred charges                                             (598,132)             --              --
        Deposits                                                      (98,947)         71,123          (7,487)
        Accounts payable                                            2,088,488      (2,185,560)        784,769
        Accrued compensation                                           12,535          92,191          44,213
        Accrued restructuring charges                                 275,000        (275,000)             --
        Deferred revenue                                              105,107         112,888          80,880
        Other accrued liabilities                                     131,723        (115,201)        431,573
                                                                 ------------    ------------    ------------
               Net cash used in operating activities               (7,922,065)     (8,471,721)     (7,059,066)
                                                                 ------------    ------------    ------------

INVESTING ACTIVITIES:
  Purchase of property and equipment, net                            (885,350)       (452,268)       (752,954)
  Software development costs                                         (371,323)       (118,919)       (232,388)
  Other                                                                    --              --              --
                                                                 ------------    ------------    ------------
               Net cash used in investing activities               (1,256,673)       (571,187)       (985,342)
                                                                 ------------    ------------    ------------

FINANCING ACTIVITIES:
  Net proceeds from convertible preferred stock - Series B            600,000       8,834,346              --
  Net proceeds from shareholder line of credit                      3,687,513              --              --
  Repayment of short-term debt-officer                               (214,958)        (96,285)             --
  Repayment of shareholder line of credit, net                             --      (1,278,685)             --
  Short-term debt, other                                              104,160        (126,767)        (24,011)
  Proceeds from exercise of options and warrants                    2,185,496       5,486,678       4,108,765
  Net proceeds for the issuance of long-term debt                          --              --       3,376,360
  Net proceeds from sale of common stock and warrants                 139,116          99,810         165,490
                                                                 ------------    ------------    ------------
               Net cash provided by financing activities            6,501,327      12,919,097       7,626,604
                                                                 ------------    ------------    ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS               (2,677,411)      3,876,189        (417,804)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                      3,117,202         439,791       4,315,980
                                                                 ------------    ------------    ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                         $    439,791    $  4,315,980    $  3,898,176
                                                                 ============    ============    ============



                            See accompanying notes.

                               VIEWCAST.COM, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


1. THE COMPANY AND DESCRIPTION OF BUSINESS

     The accompanying consolidated financial statements include the accounts of ViewCast.com, Inc. and its wholly-owned subsidiaries, Viewpoint Systems, Inc., VideoWare, Inc. and Osprey Technologies, Inc. (collectively, the Company). The Company operates in one business segment and is engaged in designing, developing and marketing advanced, standards-based video products and services that enable real-time and on-demand video communication over the Internet and corporate networks. The Company's Osprey(R) line of video capture and video compression-decompression cards, its Viewpoint VBX(TM) video distribution system, and its Niagara(TM) line of Internet encoding and streaming video servers deliver business applications to encode and archive video content, broadcast video over computer networks (streaming video), deliver video from web sites (on-demand streaming video), provide interactive video communication (video conferencing), and distribute video within a network. The Company's Online Solutions division provides a rich media application service provider solution for business to business and media communication needs. The Company markets its products and services directly to end-users, through original equipment manufacturers, value-added resellers and computer system integrators, worldwide.

     The Company utilizes significant capital to design, develop and commercialize its products. During 2001, the Company expects to fund sales growth and related operational activities by utilizing its working capital line of credit and cash contributed from operations. The Company may require additional capital to develop and introduce new products and services, to enhance existing product offerings, to address unanticipated competitive threats, technical problems, adverse economic conditions or for other requirements. If additional financing is needed, there can be no assurance that any such additional financing will be available to the Company on acceptable terms, or at all.


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

                               VIEWCAST.COM, INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



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

REVENUE RECOGNITION

     The Company sells its video communication systems and products and licensing of related software to original equipment manufacturers, value-added resellers, system integrators, and occasionally to end-users. Revenue is generally recognized when persuasive evidence of an agreement exists, delivery of the product has occurred, no significant Company obligations with regard to implementation remain, fees are fixed or determinable and collectability is probable. Revenue from services, including maintenance services, is recognized ratably over the contract period, at the time of performance or upon customer acceptance, based upon the substance of the arrangement or as defined in the customer contract. The Company maintains an accrued warranty reserve for products which are returned defective during the warranty period.

NET LOSS PER SHARE

     Basic earnings per share is calculated by dividing net loss by the number of weighted average common shares outstanding for the period. Since the Company has reported net losses for all periods presented, the computation of diluted loss per share excludes the effects of convertible debt, options, and warrants since their effect is anti-dilutive. (See Note 10.)

     Loss per share calculations for the years ended December 31, 1998, 1999 and 2000 are as follows:



                                                          FOR THE YEAR ENDED DECEMBER 31,
                                                ------------------------------------------------
                                                   1998               1999              2000
                                                ------------      ------------      ------------

Net loss                                        $ (9,366,693)     $ (8,473,674)     $ (8,888,985)

Preferred dividends and accretion of
  issue costs                                       (175,945)         (778,381)         (819,828)
                                                ------------      ------------      ------------

Net loss applicable to common shareholders      $ (9,542,638)     $ (9,252,055)     $ (9,708,813)
                                                ============      ============      ============

Weighted average number of common shares
   outstanding                                     9,367,537        13,105,884        15,714,244
                                                ============      ============      ============

Loss per share as reported in the financial
  statements: basic and diluted                 $      (1.02)     $      (0.71)     $      (0.62)
                                                ============      ============      ============

                               VIEWCAST.COM, INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



DEFERRED CHARGES AND OTHER ASSETS

     Deferred charges at December 31, 2000 consisted of legal, accounting and lead manager fees and expenses associated with the issuance of $4.45 million principal amount 7% senior convertible debentures in April 2000. During September and October of 2000, holders of $3.5 million principal amount of 7% senior convertible debentures converted their notes to common stock of the Company and accordingly, a proportionate share of issue costs in the amount $914,872 was charged against additional paid in capital. During 2000, the Company incurred total debt issue costs of $1,281,010, and issue costs amortized to interest expense totaled $134,370.

     During 1998 and 1999 the Company amortized deferred charges associated with the issuance of 8% senior convertible notes in December of 1997, as well as fees associated with the procurement of a $9 million working capital credit facility in October of 1998. Deferred charges amortized to interest expense for the years ended December 31, 1998 and 1999 were $289,885 and $584,151, respectively.

CONCENTRATION OF CREDIT RISK

     Financial instruments that potentially subject the Company to credit risk consist principally of cash, cash equivalents and trade accounts receivable. The Company invests its cash and cash equivalents with a Texas commercial bank and a commercial brokerage firm. The brokerage firm maintains accounts in several banks throughout the country and in government securities. The Company sells its products and services primarily to distributors and resellers without requiring collateral; however, the Company routinely assesses the financial condition of its customers and maintains allowances for anticipated losses. The following table outlines the number of customers that accounted for more than 10% of annual sales and receivable balances:


                                                      CUSTOMERS EXCEEDING 10% OF
                    CUSTOMERS EXCEEDING 10%          YEAR-END ACCOUNTS RECEIVABLE
                         OF NET SALES                           BALANCE
                 -----------------------------      -----------------------------
                   NUMBER OF        COMBINED          NUMBER OF         COMBINED
        YEAR       CUSTOMERS        PERCENT           CUSTOMERS         PERCENT
        ----     ------------     ------------      ------------     ------------
        2000                0                0%                2               32%
        1999                1               23%                2               54%
        1998                3               41%                1               66%


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

                               VIEWCAST.COM, INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


ADVERTISING COSTS

     Advertising costs are expensed as incurred. Advertising expense for the years ended December 31, 1998, and 1999 and 2000 was $353,024, $448,859 and
732,906, respectively.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     The Company believes that the carrying amount of certain of its financial instruments, which include cash equivalents, accounts receivable, accounts payable, short-term debt and accrued expenses, approximate fair value due to the short-term maturities of these instruments. At December 31, 1999 and 2000, available-for-sale securities consist of the investment in equity securities of a strategic business alliance partner, and are stated at fair market value as determined by quoted market prices. Gross unrealized gains (losses), which have been included as a separate component of stockholders' equity, were $1,410,853 and ($2,325,582) at December 31, 1999 and 2000, respectively. No unrealized holding gains or losses were included in earnings during the years ended December 31, 1998, 1999 and 2000 (See Note 5).

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

COMPREHENSIVE INCOME

     Statement of Financial Accounting Standards No. 130 (SFAS 130), Reporting Comprehensive Income, requires that total comprehensive income be disclosed with equal prominence as net income and earnings per share. Comprehensive income is defined as changes in stockholders' equity exclusive of transactions with owners such as capital contributions and dividends.

     The Company translates assets and liabilities of its foreign operations, whose functional currency is the local currency, at year-end exchange rates. Revenues and expenses are translated at the average rates of exchange prevailing during the year. Adjustments resulting from translating the financial statements of foreign operations are accumulated in other comprehensive income, which is reflected as a separate component of stockholders' equity. Additionally, the Company classifies equity securities it owns that are free of trading restrictions or to become free of trading restrictions within one year as "available for sale". Available for sale securities are carried at fair value based on quoted market prices and unrealized gains and losses are accumulated in other comprehensive income, which is a separate component of stockholders' equity (See Note 5). If a market value adjustment results in a loss of value due to an other-than-temporary impairment, a loss will be transferred from accumulated other comprehensive income and charged to other income in the consolidated statement of operations (See Note 5).

     Components of comprehensive of income (loss) for 1998, 1999 and 2000 are as follows:

                               VIEWCAST.COM, INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


                                                       YEARS ENDED DECEMBER 31,
                                           -----------------------------------------------
                                               1998             1999              2000
                                           ------------     ------------      ------------
Foreign currency translation
  Adjustment                               $         --     $    (14,330)     $    (21,170)
Unrealized gain or (loss) on available
  for sale securities                                       $  1,410,853      $ (2,325,582)

                                           ------------     ------------      ------------
     Comprehensive income (loss)           $         --     $  1,396,523      $ (2,346,752)
                                           ============     ============      ============


IMPAIRMENT OF LONG-LIVED ASSETS

     In accordance with Statement of Financial Accounting Standards No. 121 (SFAS 121), Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, the Company reviews its long-lived assets for impairment when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. This review consists of a comparison of the carrying value of the asset with the asset's expected future undiscounted cash flows without interest costs. Estimates of expected future cash flows represent management's best estimate based on reasonable and supportable assumptions and projections. If the expected future cash flow exceeds the carrying value of the asset, no impairment is recognized. If the carrying value of the asset exceeds the expected future cash flows, impairment is measured by the excess of the carrying value over the fair value of the asset. Any impairment provisions recognized are permanent and may not be restored in the future. Impairment expense of $30,000 was recognized in 1998, and is included as a component of the 1998 restructuring charge (See Note 3). The Company recognized no material impairment expense during 1999 and 2000.

 NEW ACCOUNTING STANDARDS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (SFAS 133), Accounting for Derivative Instruments and Hedging Activities. SFAS 133 is effective for the Company January 1, 2001. SFAS 133, as amended, requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and the type of hedge transaction. The ineffective portion of all hedges will be recognized in earnings. Adoption of this standard is not expected to have a significant impact on the Company's financial position, results of operations or cash flows.

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition in Financial Statements", as amended by SAB 101A and 101B, which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. The Company adopted SAB 101 in the fourth quarter of 2000. Since the Company's current revenue recognition policies effectively comply with this guidance, the adoption of SAB 101 did not have a material impact on the Company's financial position, results of operations or cash flows.


3.  BUSINESS RESTRUCTURING

     Results of operations for 1998 include charges of $402,800 for resizing and restructuring the Company's operations and workforce. The charges were recorded in the fourth quarter of 1998 in accordance with a plan of restructuring approved by the Company's Board of Directors. Charges included severance costs for work force reductions of 16 employees including two Executive Officers of the Company, closure of three sales offices and losses on impairment of certain assets. Personnel reductions were made in the Company's sales, development and finance and administration departments in an effort to reduce operating expenses. No restructuring charges were charged to earnings during 1999 and 2000.

                               VIEWCAST.COM, INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


4.  INVENTORY

     Inventory consists of the following:

                               DECEMBER 31,
                        -------------------------
                           1999           2000
                        ----------     ----------

Purchased materials     $  766,553     $  793,895
Work in progress                --             --
Finished goods           1,759,543      2,148,726
                        ----------     ----------
                        $2,526,096     $2,942,621
                        ==========     ==========

      Inventory at December 31, 1999 and 2000 is presented net of reserves of $346,153 and $283,751 for obsolete, slow moving and damaged inventory.


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

     At December 31, 1999 and 2000, all TEKS stock was available for sale within the next twelve months; and accordingly, was classified as a current asset and stated at fair market value of $2.75 and $.88 per share, respectively as determined by quoted market prices. At February 27, 2001, the quoted market price of TEKS shares was $1.18.


6.  PROPERTY AND EQUIPMENT

     Property and equipment, at cost, consists of the following:


                                            DECEMBER 31,
                                   ----------------------------
                                      1999             2000
                                   -----------      -----------

Computer equipment                 $ 1,702,786      $ 2,236,447
Software                               471,103          561,891
Leasehold improvements                 100,779          123,364
Office furniture and equipment         491,227          595,679
                                   -----------      -----------
                                     2,765,895        3,517,381
Less accumulated depreciation
  and amortization                  (1,427,752)      (2,012,628)
                                   -----------      -----------
                                   $ 1,338,143      $ 1,504,753
                                   ===========      ===========

                               VIEWCAST.COM, INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



7.  SHORT-TERM DEBT

     Short-term debt consists of the following:

                                                                DECEMBER 31,
                                                        -------------------------
                                                           1999           2000
                                                        ----------     ----------

Fully secured $9,000,000 working capital credit
 facility payable to a principal shareholder of the
 Company, with interest payable monthly at 12%          $2,408,827     $2,408,827

Other                                                        4,842          2,000
                                                        ----------     ----------
                                                        $2,413,669     $2,410,827
                                                        ==========     ==========


     In October 1998, the Company entered into a working capital line of credit facility for up to $9 million with an entity controlled by one of its principal shareholders, H.T. Ardinger, Jr. This one-year, renewable facility bears interest at 12% per annum and is secured by all assets of the Company. The availability of funds under this facility is subject to certain borrowing base limitations based principally on qualifying accounts receivable and inventory. A portion of the proceeds from this facility was used to retire a Texas commercial bank line of credit. As an incentive to advance the line of credit, Mr. Ardinger was issued 200,000 three-year warrants to purchase Company stock at $4.50 per share. The value of the warrants of $1.33 per share, as determined using the Black-Scholes option valuation model, was charged to interest expense over the initial term of the note. On October 17, 2000, the Company renewed the working capital facility for one year through and until October 22, 2001 inclusive of a provision for automatic renewal through October 22, 2002.

     Interest paid during the years ended December 31, 1998, 1999 and 2000 was $528,301, $422,169 and $323,021, respectively.


8. LONG-TERM DEBT

     Long-term debt consists of the following:

                                                           DECEMBER 31,
                                                   -------------------------
                                                      1999          2000
                                                   ----------     ----------
Senior 8% convertible notes issued December 9,
  1997 due December 2002 with interest payable
  semi-annually in arrears                         $1,360,000     $       --

7% Senior Convertible Debentures due 2004 with
  interest payable semi-annually in arrears                --     $  950,000
                                                   ----------     ----------
                                                   $1,360,000     $  950,000
                                                   ==========     ==========


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

                               VIEWCAST.COM, INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


     In August 1998, the Company exchanged $3,640,000 of its 8% senior convertible notes for 364,000 shares of a newly created Series A convertible preferred stock. The Series A preferred stock carried a dividend of 8.5% per year payable in cash or common stock of the Company, at the Company's option, and was convertible into Common Stock of the Company at a fixed conversion price of $3.625 per share.

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

     During September through October 2000, holders of $3,500,000 principal amount of the Debentures exchanged their notes for 777,777 shares of common stock of the Company at a conversion price of $4.50 per share. As an incentive for early conversion, the Company paid debenture holders $124,530, which amount has been classified to interest expense.


9. INCOME TAXES

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109), Accounting for Income Taxes. SFAS 109 requires a valuation allowance to be recorded when it is "more likely than not that some portion or all of the deferred tax assets will not be realized." In the opinion of management, realization of the Company's net operating loss carryforward is not reasonably assured, and a valuation allowance of $12,972,000 and $16,181,000 has been provided against deferred tax assets in excess of deferred tax liabilities in the accompanying consolidated financial statements at December 31, 1999 and 2000, respectively.

                               VIEWCAST.COM, INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



     The components of the Company's net deferred taxes are as follows:

                                                                   DECEMBER 31,
                                                         ------------------------------
                                                             1999              2000
                                                         ------------      ------------
DEFERRED TAX ASSETS:
     Net operating loss carryforward                     $ 11,830,000      $ 14,762,000
     Revenue deferred for financial statements,
         recognized for tax                                    80,000           130,000
     Excess of tax over financial statement basis of
         patent                                                30,000            26,000
     Accruals deductible for tax purposes when paid           399,000           401,000
     Excess of tax over financial statement basis of
        software development costs                            754,000           968,000
                                                         ------------      ------------
               Total deferred tax assets                   13,093,000        16,287,000
Less: valuation allowance                                 (12,972,000)      (16,181,000)
                                                         ------------      ------------
                                                              121,000           106,000
DEFERRED TAX LIABILITIES:
    Excess of financial statement over tax basis of
      of property and equipment                               121,000           106,000
                                                         ------------      ------------
               Total deferred tax liabilities                 121,000           106,000
                                                         ============      ============
NET DEFERRED TAXES                                       $         --      $         --
                                                         ============      ============


     A reconciliation between the federal income tax benefit calculated by applying U.S. federal statutory rates to net loss and the absence of a tax benefit reported in the accompanying consolidated financial statements is as follows:


                                                                       DECEMBER 31,
                                                       ---------------------------------------------
                                                          1998              1999             2000
                                                       -----------      -----------      -----------

U.S. federal statutory rate applied to pretax loss     $(3,185,000)     $(2,881,000)     $(3,022,000)
State tax net of federal benefit                          (281,000)        (235,000)        (260,000)
Change in valuation allowance                            2,611,000        3,645,000        3,209,000
Net operating loss carryforward adjustment                 734,000         (745,000)              --
Other                                                      121,000          216,000           73,000
                                                       -----------      -----------      -----------
                                                       $        --      $        --      $        --
                                                       ===========      ===========      ===========


     At December 31, 2000 the Company has federal income tax net operating loss carryforwards of approximately $39,900,000, which expire as follows:


                          YEAR
                          ENDED          AMOUNT
                          -----       -----------
                           2009       $ 2,700,000
                           2010         4,700,000
                           2011         4,000,000
                           2012         5,200,000
                           2018         7,400,000
                           2019         7,800,000
                           2020         8,100,000

                               VIEWCAST.COM, INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



     The Company is subject to limitations existing under Internal Revenue Code
Section 382 (Change of Control) relating to the availability of the operating loss carryforward.

     No income taxes were paid during the years ended December 31, 1998, 1999 and 2000.


10. STOCKHOLDERS' EQUITY

PREFERRED STOCK

     In August 1998, the Company exchanged $3,640,000 of its 8% senior convertible notes for 364,000 shares of a newly created Series A convertible preferred stock. The Series A preferred stock carried a dividend of 8.5% per year payable in cash or common stock of the Company, at the Company's option, and was convertible into Common Stock of the Company at a fixed conversion price of $3.625 per share (subject to certain conditions). In September 1998, holders of 30,000 shares of Series A preferred stock converted their shares into 82,770 shares of common stock of the Company and in January through August 1999, holders of 334,000 shares of Series A preferred stock converted their shares into 921,505 shares of common stock completing the conversion of all outstanding shares Series A preferred stock.

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

     Holders of the Series B preferred stock have no voting rights except on amendments to the Company's Articles of Incorporation to change the authorized shares, or par value, or to alter or change the powers or preferences of their respective preferred stock issues.

COMMON STOCK

     During 1998 and 1999, the Company issued 59,230 shares of Company common stock to Series A preferred shareholders of record on December 1, 1998 as payment of $107,310 of 8.5% accrued dividends from August 17, 1998 through December 15, 1998. During 1999, the Company issued 2,461 shares of common stock to Series A preferred shareholders of record on June 1, 1999 as payment of $21,192 of 8.5% dividends accrued for the six months ended June 15, 1999. Series A preferred dividends were paid semi-annually on June 15th and December 15th of each year in cash or, at the option of the Company, in common stock. The common stock was valued at the average of the market prices for the 20 consecutive stock exchange business days ending ten stock exchange business days prior to the dividend payment date. The computed common stock value at December 15, 1998 and June 15, 1998 was $1.81 and $8.61 per share, respectively.

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

                               VIEWCAST.COM, INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

     During 2000, the Company issued 127,097 shares of Company common stock to Series B preferred shareholders of record on June 1, 2000 as payment of $378,091 of 8.0% accrued dividends for the six months ended June 15, 1999. Also during 2000, the Company issued 276,129 shares of common stock to Series B preferred shareholders of record on December 1, 2000 as payment of $380,000 of 8.0% dividends accrued for the six months ended December 15, 1999. The computed common stock value at June 15, 2000 and December 15, 2000 was $2.97 and $1.37 per share, respectively.

     During 1998, the Company received proceeds of $343,225 from the exercise of 343,225 private warrants to purchase 343,225 common shares of the Company at an exercise price of $1.00 per share.

     During 1999, the Company received $1,922,037 from the exercise of 525,791 private and public warrants to purchase 543,710 common shares of the Company at exercise prices ranging from $3.00 to $4.19 per share.

     During 2000, the Company received $3,758,188 from the exercise of 1,097,245 private and public warrants to purchase 1,116,556 common shares of the Company at exercise prices ranging from $3.00 to $4.50 per share. Additionally, during August 200, the Company received $2,450 for the partial exercise of 17,500 underwriter warrants to purchase 17,500 public warrants of the Company at an exercise price of $0.14 per public warrant.

     During 1998, the Company received proceeds of $37,275 from the exercise of 66,817 stock options to purchase 66,817 common shares of the Company at exercise prices ranging fro $0.04 to $3.00 per share.

     During 1999, the Company received $3,564,641 from the exercise of 1,333,622 stock options to purchase 1,333,622 common shares of the Company at exercise prices ranging from $.10 to $5.84 per share.

     During 2000, the Company received $348,127 from the exercise of 115,521 stock options to purchase 115,521 common shares of the Company at exercise prices ranging from $2.06 to $4.63 per share.

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

     During 2000, the Company received $165,490 in proceeds from the sale of 99,990 shares of common stock to employees under the terms of the Company's Employee Stock Purchase Plan. The employee purchase price for the offering periods ended April 30, 2000 and October 31, 2000 was $3.04 and $1.21 per share, respectively.

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

     During 2000, the Company issued 2,500 shares of common stock to a law firm as partial payment for legal services rendered in connection with the Debenture offering. The number of common shares issued was determined by dividing the fair market value of services by an average of the common stock market prices on the date of issuance. The value of legal services was $15,000 and the computed price was $6.00 per share.

                               VIEWCAST.COM, INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


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

     In April 2000, the Company registered, in a Registration Statement on Form S-3, 2,606,896 shares of common stock underlying 945,000 shares of Series B Convertible Preferred Stock ("Series B Preferred Stock"). Each share of Series B Preferred Stock is convertible to common stock at a conversion price of $3.625 per share for each $10.00 liquidation value of Series B Preferred Stock. The Company also registered 126,008 shares of common stock issued as dividends on the Series B Preferred Stock as well as 40,000 shares of common stock underlying warrants issued as compensation for services rendered in connection with the offering of Series B Preferred Stock. The common stock may be offered by its holders or their successors in interest from time to time in transactions on the Nasdaq SmallCap Market (Nasdaq) or in privately negotiated transactions at current market prices or at negotiated prices. ViewCast will not receive any new proceeds from the conversion of the Series B Preferred Stock to common stock, but received gross proceeds of $9,450,000 from the issuance of the Series B Preferred Stock in December 1998 through February 1999. ViewCast will receive proceeds of up to $145,000 from the exercise of warrants (to the extent the warrants are exercised).

     In June 2000, the Company registered, in a Registration Statement on Form S-3, (i) up to 1,334,454 shares of common stock and (ii) up to 140,000 Redeemable Common Stock Purchase Warrants ("Public Warrants"). Up to 988,889 of the shares of common stock are issuable upon conversion of $4,450,000 principal amount of 7% Senior Convertible Debentures Due 2004. Up to 89,000 of the common shares are issuable upon exercise of a private warrant to purchase common stock. The Company offered and sold the Debentures and issued the warrant on April 28, 2000 pursuant to Regulation S under the Securities Act of 1933. The Debentures are currently convertible and the private warrant becomes exercisable April 28, 2001. Up to 254,065 of the shares of common stock are shares issuable to certain of the selling securityholders upon exercise of certain Public Warrants and upon exercise of private warrants. The remaining 2,500 shares of common stock covered by the Registration Statement are currently issued and outstanding shares. Each Public Warrant entitles the holder to purchase 1.074 shares of common stock at $4.50 per share, subject to adjustment under certain circumstances. The Public Warrants are exercisable at any time through February 3, 2002, unless earlier redeemed by the Company. The Company may redeem all, but not less than all, of the Public Warrants, at any time, upon notice of not less than thirty (30) days, at a price of $.10 per Public Warrant, provided that the per share closing price or bid quotation of the Company's common stock, as reported on NASDAQ, for any twenty trading days within a period of thirty consecutive trading days, ending on the fifth day prior to the day on which the Company gives notice of redemption, has been at least 150% (currently $6.75, subject to adjustment) of the initial public offering price per share of our common stock (which was $4.50). The Public Warrants included in this prospectus are, issuable upon exercise of certain private warrants.

     The common stock and Public Warrants covered by the Registration Statement may be offered by selling securityholders or their successors in interest from time to time in transactions on the Nasdaq SmallCap Market (Nasdaq) or in privately negotiated transactions at current market prices or at negotiated prices. The Company will not receive any of the proceeds from the sale of securities by selling securityholders.

     In July 1999, stockholders of the Company approved a proposal to increase the number of authorized shares of common stock of the Company from 30,000,000 shares to 40,000,000 shares.

                               VIEWCAST.COM, INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


STOCK OPTION PLANS

     In April 1995, the Company adopted its 1995 Stock Plan (the 1995 Stock Option Plan) under which 2,000,000 shares of the Company's common stock was reserved for issuance to officers, key employees and consultants of the Company. The objectives of the stock plan are to attract and retain qualified personnel for positions of substantial responsibility and to provide additional incentives to employees and consultants to promote the success of the Company's business. Options granted under the plan may be incentive stock options or non-qualified stock options. The plan is administered by the Board of Directors. The options are granted at the discretion of the Board of Directors at an option price per share not less than fair market value at the date of grant. In May 1998, July 1999 and August 2000, stockholders of the Company approved proposals to increase the number of shares available for issuance under the 1995 Stock Plan to 3,900,000, 4,900,000 and 5,900,000, respectively.

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


     Following is a summary of stock option activity from December 31, 1997 through December 31, 2000:


                                                       STOCK OPTIONS
                                     -----------------------------------------------
                                                                         WEIGHTED-
                                                                          AVERAGE
                                       NUMBER           PRICE PER      EXERCISE PRICE
                                      OF SHARES           SHARE          PER SHARE
                                     ------------     -------------    -------------

Outstanding at December 31, 1997        2,737,810     $0.04 - 5.84             $3.27

Granted                                 1,638,009      2.06 - 4.09              2.69
Exercised                                  66,817       .04 - 3.00               .56
Canceled/forfeited                        654,999      2.06 - 5.84              3.58
                                     ------------
Outstanding at December 31, 1998        3,654,003       .10 - 5.84              3.00

Granted                                 1,002,516      2.77 - 9.00              6.23
Exercised                               1,341,622       .10 - 5.84              2.66
Canceled/forfeited                        552,984      1.77 - 7.14              3.27
                                     ------------
Outstanding at December 31, 1999        2,761,913      1.77 - 9.00              4.33

Granted                                   935,250      1.25 - 6.59              3.61
Exercised                                 115,521      2.06 - 4.63              3.01
Canceled/forfeited                        278,331      2.06 - 7.14              4.11
                                     ------------
Outstanding at December 31, 2000        3,303,311     $1.25 - 9.00             $4.19
                                     ============


     The weighted-average grant-date fair value of options granted was $2.64, $4.96 and $3.07 for the years ended December 31, 1998, 1999 and 2000, respectively.

                               VIEWCAST.COM, INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

     The following information applies to options outstanding at December 31, 2000:


                                   OPTIONS OUTSTANDING                                                 OPTIONS EXERCISABLE
--------------------------------------------------------------------------------------         -----------------------------------
                                                     WEIGHTED-
                                                      AVERAGE              WEIGHTED-                                    WEIGHTED-
                             OUTSTANDING AT          REMAINING              AVERAGE            EXERCISABLE AT            AVERAGE
      RANGE OF                DECEMBER 31,          CONTRACTUAL            EXERCISE             DECEMBER 31,             EXERCISE
  EXERCISE PRICES                 2000                  LIFE                 PRICE                  2000                  PRICE
--------------------         -------------          ------------          ------------         --------------         ------------
   $ 1.00 - 2.00                   276,050                   9.7          $       1.76                   766          $       1.63
     2.01 - 3.00                   946,530                   5.5                  2.71               723,925                  2.75
     3.01 - 4.00                   677,482                   5.2                  3.44               373,300                  3.49
     4.01 - 5.00                   260,599                   5.6                  4.54               187,658                  4.57
     5.01 - 6.00                   593,850                   7.4                  5.41               132,095                  5.31
     6.01 - 7.00                    61,300                   8.6                  6.14                10,299                  6.13
     7.01 - 8.00                   442,000                   8.7                  7.10                79,764                  7.10
     8.01 - 9.00                    45,500                   8.3                  8.83                16,415                  8.85
                              ------------          ------------          ------------          ------------          ------------
                                 3,303,311                   6.7          $       4.19             1,524,222          $       3.70


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


                                        1998               1999               2000
                                      --------           --------           --------
Risk-free interest rate                   5.35%              5.50%              6.20%
Dividend yield                               0%                 0%                 0%
Volatility factor of the
   market price of the
   Company's common stock                   60%                91%               106%
Expected life of the options
   (years)                                 6.0                6.6                6.4



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

                               VIEWCAST.COM, INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting periods. Pro forma information for the years ended December 31, 1998, 1999 and 2000 is as follows:


                                            1998                     1999                     2000
                                       --------------           --------------           --------------
Pro forma net loss                     $  (10,741,022)          $  (10,480,394)          $  (11,453,668)
Pro forma net loss per share:
  basic and diluted                    $        (1.15)          $         (.80)          $         (.62)



EMPLOYEE STOCK PURCHASE PLAN

     In May 1995, the Company established an Employee Stock Purchase Plan (ESPP) to provide employees of the Company with an opportunity to purchase common stock through payroll deductions. Under the ESPP, 250,000 shares of common stock have been reserved for issuance, subject to certain antidilution adjustments. The ESPP is intended to qualify as an employee stock purchase plan within the meaning of Section 423 of the Internal Revenue Code. In August 2000, stockholders of the Company approved a proposal to increase the number of shares available for issuance under the ESPP from 250,000 to 500,000 shares.

     Each offering is for a period of six months ending April 30 and November
30. The ESPP terminates in April 2005. Eligible employees may participate in the ESPP by authorizing payroll deductions during an offering period within a percentage range determined by the Board of Directors. Initially, the amount of authorized payroll deductions is not more than ten percent of an employee's cash compensation during an offering period, but not more than $25,000 per year. Amounts withheld from payroll are applied at the end of each offering period to purchase shares of common stock. Participants may withdraw their contributions at any time before stock is purchased, and in the event of withdrawal such contributions will be returned to participants. The purchase price of the common stock is equal to eighty-five percent (85%) of the lower of (i) the market price of common stock immediately before the beginning of the applicable offering period or (ii) the market price of common stock at the end of each offering period. The Company pays all expenses incurred in connection with the implementation and administration of the ESPP.


WARRANTS

     The Company has issued private warrants to purchase common stock of the Company in connection with the issuance and repayment of certain notes payable, as inducement for early exercise of private warrants and as compensation for services rendered by various consultants. Additionally, the Company has issued public warrants to purchase common stock of the Company in connection with its initial public offering and concurrent debt retirement and debt for equity exchange.

                               VIEWCAST.COM, INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


     Following is a summary of warrant activity from December 31, 1997 through December 31, 2000:


                                                                              WARRANTS
                                                     -----------------------------------------------------------
                                                                                                    WEIGHTED-
                                                       NUMBER OF              EXERCISE               AVERAGE
                                                       WARRANTS                 PRICE             EXERCISE PRICE
                                                     -------------          -------------         --------------

Outstanding and exercisable at December 31,
1997                                                     5,271,991          $1.00 - $4.63          $        3.73

Granted - non-public warrants                            1,796,664            3.00 - 4.50                   4.24
Exercised                                                  976,557            1.00 - 3.00                   2.30
Canceled                                                    23,442            1.00 - 4.50                   3.49
                                                     -------------
Outstanding at December 31, 1998                         6,068,656            1.00 - 4.50                   4.12

Granted - non-public warrants                               40,000                   3.63                   3.69
Exercised                                                  525,791            3.00 - 4.19                   3.55
Canceled                                                        --                     --                     --
                                                     -------------
Outstanding and exercisable
  at December 31, 1999                                   5,582,865          $3.00 - $4.50          $        4.15
                                                     -------------

Granted - non-public warrants                               89,000                   5.00                   5.00
Granted - public warrants                                   17,500                   4.50                   4.50
Exercised                                                1,097,245            3.00 - 4.50                   3.43
Canceled                                                    85,333                   4.50                   4.50
                                                     -------------
Outstanding and exercisable
  at December 31, 2000                                   4,506,787          $3.00 - $4.50          $        4.34
                                                     =============


     In addition, at December 31, 2000 the Company's IPO representative and assigns held warrants to purchase 130,000 full units at $6.44 per unit and 17,500 partial units at $6.30 per share, each full unit consisting of one share of common stock at $6.30 and one public warrant at $0.14. Each Public Warrant, when exercised, entitles the holder to purchase 1.074 shares of common stock at $4.50.

     At December 31, 2000, the Company had outstanding 2,616,348 redeemable common stock public warrants that were issued in connection with the Company's initial public offering, as well as 1,216,664 redeemable private warrants, with terms similar to the public warrants, that were issued in connection with the early exercise of private warrants during 1998. When initially issued, each redeemable warrant entitled the holder to purchase 1.0 share of common stock at $4.50, subject to adjustment under certain circumstances. In October 1998, the Company reduced the effective exercise price of its then redeemable warrants from $4.50 to $4.19 per share of common stock in accordance with the provisions of its warrant agreements, whereby each redeemable warrant currently entitles the holder to purchase 1.074 shares for $4.50. Both the public and private redeemable warrants expire February 4, 2002 and are redeemable by the Company, upon notice of not less than thirty days, at a price of $.10 per warrant, provided that the closing price or bid price of the common stock for any twenty trading days within a period of thirty consecutive trading days ending on the fifth day prior to the day on which the Company gives notice of redemption has been at least $6.75 (subject to adjustment under certain circumstances).

     At December 31, 1999, the Company also had outstanding 1,506,384 non-redeemable private warrants with exercise prices ranging from $3.00 to $5.50 per share and with varying expiration dates through December 2005.

                               VIEWCAST.COM, INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


     During February 1999, the Company issued 40,000 three-year warrants to purchase Company common stock at $3.625 per share for services rendered in connection with its Series B convertible preferred stock offering (see Note 10 - Preferred Stock).

         In April 2000, the Company issued to Lead Managers of the Debentures offering a warrant to purchase 89,000 shares of Common Stock at an exercise price of $5.00 per share, subject to adjustment in the event of adjustment of the Conversion Price of the Debentures. The warrant has a term of five (5) years and may be exercised as to all or any lesser number of shares of Common Stock covered thereby, commencing twelve months after the date of issuance.

     In August 2000, the Company issued 17,500 Public Warrants upon partial exercise of representative warrants at an exercise price of $0.14 per warrant.


11. EMPLOYEE BENEFIT PLAN

     Effective March 1, 1997, the Company adopted a profit sharing plan pursuant to Section 401(k) of the Internal Revenue Code whereby participants may elect to contribute up to twenty percent (20%) of their compensation subject to statutory limitations. The plan provides for discretionary matching and profit sharing contributions by the Company. All employees are eligible to participate in the plan provided they meet minimum age requirement of eighteen. For the years ended December 31, 1998, 1999 and 2000, the Company made no matching or profit sharing contributions.


12. COMMITMENTS AND CONTINGENCIES

     The Company leases various office and manufacturing space under non-cancelable operating leases extending through 2004. The Company also leases certain office and computer equipment under non-cancelable operating leases. Future minimum operating lease payments with initial or remaining terms of one year or more are as follows:


                                                                      OPERATING
                                                                       LEASES
                                                                      ---------
                      Year ended December 31:
                         2001                                         $ 513,597
                         2002                                           210,151
                         2003                                           179,467
                         2004                                            12,714
                                                                      ---------
                      Total minimum lease payments                    $ 915,929
                                                                      =========


     Rent expense was $545,174, $595,169 and $774,531 for the years ended December 31, 1998, 1999 and 2000, respectively.

     In September 1999, the Company entered into an employment contract with its newly appointed Chief Executive Officer for an initial term of 18 months that provides for a minimum annual salary and incentives based generally on the Company's performance.

                               VIEWCAST.COM, INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


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

     In November 1998, the Company entered into a working capital line of credit facility for up to $9 million with a partnership controlled by one of its principal shareholders and now Chairman of the Board of the Company. The one-year, renewable facility, bears interest at 12% per annum and is secured by all assets of the Company (See Note 7). During 1999 and 2000, the Company paid interest of $389,943 and $289,123, respectively to the partnership.

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

     During February 2000, the Company received $390,000 proceeds from the exercise of 130,000 private warrants by Mr. Ardinger, Chairman of the Board of the Company, at an exercise price of $3.00 per share.


14.  SUBSEQUENT EVENTS

     On February 28, 2001, the Company amended its working capital line of credit facility with an entity controlled by a principal shareholder and Chairman of the Board of the Company. The loan agreement was amended to increase the line credit line commitment from $9,000,000 to $12,000,000, extend the maturity date to January 31, 2002, or March 15, 2003 in certain circumstances and expand the asset base for lending to include certain marketable securities owned by the Company.

     To more accurately reflect the Company's expanded business strategies, in February 2001 the Company made filings to allow it to do business as ViewCast Corporation.

                               VIEWCAST.COM, INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


15.  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)



                                                                                  QUARTER ENDED
                                                       ------------------------------------------------------------------
                                                         MARCH 31,         JUNE 30,        SEPTEMBER 30,     DECEMBER 31,
                                                       ------------      ------------      ------------      ------------
1999:
Net sales ........................................     $  2,014,164      $  2,219,826      $  1,046,292      $  1,989,798
Gross profit .....................................          965,699         1,062,042           367,817           926,145
Net loss .........................................       (2,101,720)       (1,724,973)       (2,635,820)       (2,011,161)

Net loss per share - basic and diluted ...........     $      (0.20)     $      (0.15)     $      (0.21)     $      (0.15)
                                                       ============      ============      ============      ============


2000:
Net sales ........................................     $  1,936,658      $  2,360,138      $  3,492,744      $  2,649,864
Gross profit .....................................        1,069,947         1,213,647         1,848,954         1,524,726
Net loss .........................................       (2,070,584)       (2,449,920)       (2,084,673)       (2,283,808)

Net loss per share - basic and diluted ...........     $      (0.15)     $      (0.17)     $      (0.14)     $      (0.15)
                                                       ============      ============      ============      ============





ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There have been no disagreements concerning any matter of accounting principle or financial statement disclosure between the Company and its independent auditors.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS:
         COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     The information required by this item is incorporated by reference to disclosure in the Company's Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report ("Proxy Statement").


ITEM 11. EXECUTIVE COMPENSATION

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


ITEM 14. EXHIBITS AND REPORTS ON FORM 8-K

     a.)  Exhibits

          See Exhibit index.

     b.)  Reports on Form 8-K

          No reports were filed on Form 8-K during the fourth quarter of 2000.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

        Date          ViewCast.com, Inc.

    March 29, 2001      By: /s/ Laurie L. Latham
                           ----------------------------------------------------
                            Laurie L. Latham
                              Chief Financial Officer and Senior Vice President of Finance and Administration


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


        Date          ViewCast.com, Inc.


   March  29, 2001      By: /s/ H.T. Ardinger, Jr.
                           ----------------------------------------------------
                               H.T. Ardinger, Jr.
                              Director and Chairman of the Board


    March 29, 2001      By: /s/ George C. Platt
                           ----------------------------------------------------
                             George C. Platt
                                Director, President and Chief Executive Officer


    March 29, 2001      By: /s/ Laurie L. Latham
                           ----------------------------------------------------
                            Laurie L. Latham
                              Chief Financial Officer and Senior Vice President of Finance and Administration

    March 29, 2001      By: /s/ Joseph W. Autem
                           ----------------------------------------------------
                            Joseph W. Autem
                             Director


    March 29, 2001      By: /s/ David A. Dean
                           ----------------------------------------------------
                            David A. Dean
                             Director


    March 29, 2001      By: /s/ David C. Tucker
                           ----------------------------------------------------
                            David C. Tucker
                             Director

                                  EXHIBIT INDEX

EXHIBIT
NUMBER                                                  DESCRIPTION
-------                                                 -----------

2            Agreement and Plan of Merger and Reorganization(1)

3(a)         Certificate of Incorporation(1)

3(b)         Amendment to Certificate of Incorporation(1)

3(c)         Restated By-Laws(3)

3(d)         Certificate of Designations of Series B Convertible Preferred Stock(4)

4(a)         Form of Common Stock Certificate(1)

4(b)         Form of Warrant Certificate(1)

4(c)         Form of Warrant Agreement between ViewCast and Continental Stock Transfer & Trust Company(1)

4(d)         Form of Representative's Warrant Agreement(1)

4(e)         Form of Trust Indenture - $5,000,000  8% Senior Convertible Notes Due 2002(2)

4(f)         Form of Lead Managers Warrant Agreement(2)

5(a)         Form of Opinion of Thacher Proffit Wood as to the legality of securities being registered.

9(a)         Voting Trust Agreement between Robert M. Sterling, Jr. and Thomas E. Brown(1)

9(b)         Voting Trust Agreement between Robert P. Bernardi and Richard Bernardi(1)

9(c)         Form of Lock-Up Agreement(1)

9(d)         Lock-Up Agreement with Robert Sterling Trust(1)

9(e)         Lock-Up Agreement with Robert Bernardi Trust(1)

9(f)         Lock-Up Agreement with Michael Nissenbaum(1)

10(a)        Modified Employment Agreement between ViewCast and Glenn A. Norem(1)

10(b)        Modified Consulting Agreement between ViewCast and Sterling Capital Group Inc.(1)

10(c)        Form of Indemnification Agreement between ViewCast and Executive Officers and Directors(1)

10(d)        1995 Stock Option Plan(1)

10(e)        1994 Stock Option Plan(1)

10(f)        1993 Viewpoint Stock Plan(1)

l0(g)        1995 Director Option Plan(1)

10(h)        Lease Agreement between ViewCast and Metro Squared, L P(1)

10(i)        Employee Stock Purchase Plan(1)

l0(j)        Licensing Agreement between ViewCast and Boca Research, Inc.(1)

10(k)        Agreement between ViewCast and Unisys(TM)(1)

10(l)        Employment Agreement between ViewCast and Philip M. Colquhoun(1)

10(m)        Employment Agreement between ViewCast and William S. Leftwich(1)

10(n)        Employment Agreement between ViewCast and David T. Stoner(1)

10(o)        Employment Agreement between ViewCast and Neal Page(1)

10(p)        Employment Agreement between ViewCast and A. David Boomstein(1)

10(r)        Lease between ViewCast and Burlingame Home Office, Inc.(1)

10(s)        Lease between ViewCast and Family Funds Partnership(1)

10(t)        Agreement between ViewCast and Catalyst Financial Corporation(1)

10(u)        Promissory Note by ViewCast payable to Robert Rubin dated September 5, 1996.(1)

10(v)        Promissory Note by ViewCast payable to M. Douglas Adkins dated November 15, 1996.(1)

10(w)        Promissory Note by ViewCast payable to H.T. Ardinger dated November 15, 1996.(1)

10(x)        Promissory Note by ViewCast payable to H.T. Ardinger dated January 15, 1997.(1)

10(y)        Promissory Note by ViewCast payable to Adkins Family Partnership, Ltd. dated January 15, 1997.(1)

10(z)        Lease between ViewCast and the Air Force Association.(2)

10(aa)       Lease between ViewCast and Airport Boulevard Partners, LLC.(2)

10(bb)       Stock Purchase Agreement between ViewCast and Tadeo Holdings, Inc.(5)

10(cc)       Working Capital Line of Credit Loan Agreement between ViewCast and the Ardinger Family Partnership, Ltd.(5)

21           List of Subsidiaries of ViewCast.(1)

23           Consent of Ernst & Young LLP


(1) Incorporated by reference to the Registration Statement on Form SB-2 and all amendments thereto as declared effective on February 4, 1997.

(2)      Incorporated by reference to Form 10-KSB/A filed April 15, 1998.

(3)      Incorporated by reference to Form 10-QSB filed November 13, 1998

(4)      Incorporated by reference to Form 8-K filed March 15, 1999.

(5)      Incorporated by reference to Form 10-KSB filed March 26, 1999.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                       VIEWCAST.COM, INC. AND SUBSIDIARIES

---------------------------------------------    ------------    ------------------------------  ------------      --------------
                   COL. A                           COL. B                  COL. C                  COL. D             COL. E
---------------------------------------------    ------------    ------------------------------  ------------      --------------
                                                                           ADDITIONS
                                                                 ------------------------------
                                                  BALANCE AT      CHARGED TO      CHARGED TO
                                                 BEGINNING OF      COSTS AND    OTHER ACCOUNTS-   DEDUCTIONS-      BALANCE AT END
                DESCRIPTION                         PERIOD         EXPENSES        DESCRIBE        DESCRIBE          OF PERIOD
---------------------------------------------    ------------    ------------   ---------------  ------------      --------------

YEAR ENDED DECEMBER 31, 2000
  Reserves and allowances deducted from asset
   accounts:
        Allowance for uncollectible accounts     $    117,000    $     87,000    $         --    $     27,000(1)    $    177,000

YEAR ENDED DECEMBER 31, 1999
  Reserves and allowances deducted from asset
   accounts:
        Allowance for uncollectible accounts     $    823,000    $    146,000    $         --    $    852,000(1)    $    117,000

YEAR ENDED DECEMBER 31, 1998
  Reserves and allowances deducted from asset
   accounts:
        Allowance for uncollectible accounts     $     65,000    $    771,000    $         --    $     13,000(1)    $    823,000


(1) Uncollectible accounts written off, net of recoveries.