Form 10-K/A
period 2000-12-31
VIEWCAST COM INC
filed 2001-04-30
CIK 921313

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 AMENDMENT NO. 1
                                       TO
                                    FORM 10-K

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

                         Commission File Number: 0-29020

                               VIEWCAST.COM, INC.
        ----------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

            Delaware                                     75-2528700
----------------------------------          ------------------------------------
    (State of Incorporation)                (I.R.S. Employer Identification No.)

2665 Villa Creek Dr., Suite 200, Dallas, TX                 75234
---------------------------------------------          -----------------
 (Address of Principal Executive Offices)                 (Zip Code)

        Registrant's telephone Number, Including Area Code: 972-488-7200
--------------------------------------------------------------------------------

Securities registered pursuant to Section 12(b) of the Act:

Securities registered pursuant to Section 12(g) of the Act:

                                                       Name of Each Exchange
         Title of Each Class                           on Which Registered:
-----------------------------------------      ---------------------------------
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

Documents incorporated by reference: Proxy Statement, Part III.

                                TABLE OF CONTENTS


    ITEM                                                                                            PAGE
     NO.                                             PART I                                          NO.
        1.  Business................................................................................. 3

        2.  Properties...............................................................................15

        3.  Legal Proceedings........................................................................15

        4.  Submission of Matters to a Vote of Security Holders......................................15

                                                     PART II

        5.  Market For Registrant's Common Equity and Related Stockholder Matters....................16

        6.  Selected Financial Data..................................................................17

        7.  Management's Discussion and Analysis of Financial Condition and
             Results of Operations...................................................................18

       7A.  Quantitative and Qualitative Disclosures About Market Risk...............................22

        8.  Financial Statements and Supplementary Data..............................................23

        9.  Changes in and Disagreements With Accountants on Accounting and
             Financial Disclosure....................................................................48

                                                     PART III

       10.  Directors and Executive Officers of the Registrant.......................................49

       11.  Executive Compensation...................................................................52

       12.  Security Ownership of Certain Beneficial Owners and Management...........................55

       13.  Certain Relationships and Related Transactions...........................................57

       14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.........................57

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

 PRODUCT                                    DESCRIPTION
 -------                                    -----------
 OSPREY(R)50 (2)           compact and portable USB video capture device

 OSPREY(R)100              video capture for Windows and Linux operating
                           platforms

 OSPREY(R)150              video capture for Sun (Solaris UNIX) workstations

 OSPREY(R)200              audio/video capture for Windows platform

 OSPREY(R)210/220 (1)      audio/video capture for Windows platform with
                           improved audio and professional input and connectors on the 220 version.

 OSPREY(R)500 (1)          audio and digital video pre-processing, DV encoding
                           and streaming product family for Windows Media only;
                           with Microsoft's WM Cap allows capture into extended
                           AVI format plus capture of uncompressed digital video beyond the 2GB file limit for full-feature capture and post-production; variety of professional analog and digital (DV and SDI) inputs/outputs available.

 OSPREY(R) 1000/G2         audio/video codec for Windows platforms and Real
                           Networks G2 encoding hardware.

 OSPREY(R)1500             audio/video codec with a derivative for Sun
                           workstations (labeled as the SunVideo Plus by Sun
                           Microsystems)

 OSPREY(R)2000 (2)         Capture and codec product family for high quality
                           MPEG 1 & 2 streaming, transcoding and digital archiving; all versions provide audio/video capture;
                           MPEG decoding feature effectively allows real-time transcoding and streaming in one step: variety of professional analog and digital (DV and SDI) inputs/outputs available

 (1) introduced in 2000   (2) available in 2001

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

 PRODUCT                                             DESCRIPTION
 -------                                             -----------

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

    VIEWPOINT VBX(TM) SYSTEMS.

    Our Viewpoint VBX(TM) enterprise-wide video communication system provides switching, distribution, conferencing and gateway capabilities between broadband and narrowband networks and between desktops, conference rooms, and a variety of video communication resources. The VBX system is a combination of hardware and software to run and manage the server switch and codec array, plus, for each end point, a combination of hardware and software to connect and operate the system for broadcasting, conferencing and monitoring. Benefits of the Viewpoint VBX(TM) include:

    o OPTIMAL VIDEO QUALITY WITHIN THE LOCAL ENTERPRISE - The Viewpoint VBX(TM)'s enterprise distribution of uncompressed, TV-quality video provides full resolution, and frame rate video to the desktop or other viewing device with no compressions artifacts or codec latency. Regardless of the application, the highest possible video quality is maintained. The addition of MPEG-2 codecs to the Viewpoint VBX(TM) extends the TV quality of local VBX communication to multiple sites outside the enterprise.

    o INTERFACE WITH THE MAJOR VIDEO COMMUNICATIONS STANDARDS INCLUDING INTERNET.- The server and codec array support a suite of video communication standards, including H.323 (video over TCP/IP networks), MPEG-2, and H.320 (video over ISDN). Users can choose a video quality and price performance level based on the content and purpose of each call. The H.323 and MPEG-2 codecs take advantage of the investment in backbone LAN and WAN networks and the Internet to transport video without incurring per-minute charges for circuit-switched networks such as ISDN. The Viewpoint VBX(TM) can be integrated with our Niagara(TM) Streaming System to enable a supported standards-based video communication system to originate a streaming video broadcast in either Real Networks or Microsoft formats.

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



                      COMMON STOCK              PUBLIC WARRANTS
                 ----------------------      ----------------------
FISCAL 1998        HIGH          LOW           HIGH          LOW
-----------      --------      --------      --------      --------


1st Quarter      $   5.00      $   3.00      $   1.88      $   0.88

2nd Quarter          3.81          2.69          1.25          0.66

3rd Quarter          3.50          1.81          0.88          0.34

4th Quarter          3.69          0.88          1.69          0.25


                      COMMON STOCK              PUBLIC WARRANTS
                 ----------------------      ----------------------
FISCAL 1999        HIGH          LOW           HIGH          LOW
                 --------      --------      --------      --------

1st Quarter      $   6.94      $   2.63      $   3.69      $   0.81

2nd Quarter         17.38          4.84         13.38          2.13

3rd Quarter         10.81          5.75          6.50          3.13

4th Quarter          8.38          3.06          5.25          1.81



                      COMMON STOCK              PUBLIC WARRANTS
                 ----------------------      ----------------------
FISCAL 2000        HIGH          LOW           HIGH          LOW
                 --------      -------       ---------     --------
1st Quarter      $   8.97      $  4.03       $   5.00      $   2.06

2nd Quarter          7.25         2.25           4.19          1.25

3rd Quarter          4.00         2.00           1.94          1.00

4th Quarter          2.38         0.75           1.13          0.34


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

                                                                          YEAR ENDED DECEMBER 31,
                                              ------------------------------------------------------------------------------
                                                 1996            1997            1998             1999              2000
                                              -----------     -----------     ------------     ------------     ------------
         CONSOLIDATED STATEMENTS
              OF OPERATIONS:
Net sales ................................    $ 1,095,012     $ 3,360,703     $  8,027,948     $  7,270,080     $ 10,439,404
Cost of goods sold .......................        393,918       1,695,922        4,181,128        3,948,377        4,782,130
                                              -----------     -----------     ------------     ------------     ------------
Gross profit .............................        701,094       1,664,781        3,846,820        3,321,703        5,657,274

Operating expenses:
  Selling, general and administrative ....      2,378,653       4,243,485        8,352,476        7,543,409        9,545,307
  Research and development ...............      1,997,146       2,740,857        3,090,102        2,930,761        4,003,169
  Restructuring charge ...................             --              --          402,800               --               --
  Depreciation and amortization ..........        206,041         309,458          524,427          617,086          753,786
                                              -----------     -----------     ------------     ------------     ------------
      Total operating expenses ...........      4,581,840       7,293,800       12,369,805       11,091,256       14,302,262
                                              -----------     -----------     ------------     ------------     ------------

Operating loss ...........................     (3,880,746)     (5,629,019)      (8,522,985)      (7,769,553)      (8,644,988)

Other income (expense):
  Dividend and interest income ...........             36          63,613           34,117          249,985          354,315
  Interest expense .......................       (513,979)       (290,492)        (877,873)        (954,168)        (602,558)
  Other ..................................            724          28,493               48               62            4,246
                                              -----------     -----------     ------------     ------------     ------------
      Total other income (expense) .......       (513,219)       (198,386)        (843,708)        (704,121)        (243,997)
                                              -----------     -----------     ------------     ------------     ------------

Net loss .................................    $(4,393,965)    $(5,827,405)    $ (9,366,693)    $ (8,473,674)    $ (8,888,985)
                                              ===========     ===========     ============     ============     ============

Net loss per share - basic and diluted ...    $     (0.91)    $     (0.75)    $      (1.02)    $      (0.71)    $      (0.62)
                                              ===========     ===========     ============     ============     ============

Weighted average number of
   common shares outstanding .............      4,844,706       7,806,378        9,367,537       13,105,884       15,714,244
                                              ===========     ===========     ============     ============     ============


                                                                          YEAR ENDED DECEMBER 31,
                                              ------------------------------------------------------------------------------
                                                 1996            1997            1998             1999              2000
                                              -----------     -----------     -----------      -----------      ------------
      CONSOLIDATED
   BALANCE SHEET DATA:
Cash and cash equivalents ..................  $    18,539     $ 3,117,202     $   439,791      $ 4,315,980       $ 3,898,176
Working capital ............................   (6,407,318)      4,547,850       1,456,778        7,575,154         3,929,039
Total assets ...............................    1,691,258       8,211,415      13,611,590       13,565,382        11,713,579
Long-term debt .............................           --       5,000,000       1,360,000               --           950,000
Shareholders' equity .......................   (5,780,830)      1,418,264       4,255,308        9,407,614         5,282,309

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                       VIEWCAST.COM, INC. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Report of Independent Auditors.........................................................24

Consolidated Balance Sheets a December 31, 1999 and 2000...............................25

Consolidated Statements of Operations for the years ended
  December 31, 1998, 2000 and 2000.....................................................26

Consolidated Statements of Stockholders' Equity for the
  years ended December 31, 1998, 1999 and 2000.........................................27

Consolidated Statements of Cash Flows for the years ended
  December 31, 1998, 1999 and 2000.....................................................29

Notes to Consolidated Financial Statements.............................................30

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



                                                       ERNST & YOUNG LLP
Dallas, Texas
February 27, 2001

                       VIEWCAST.COM, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                                           DECEMBER 31,
                                                                                 -------------------------------
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

                       VIEWCAST.COM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                            YEAR ENDED DECEMBER 31,
                                              --------------------------------------------------
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

                       VIEWCAST.COM, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000


                                                      CONVERTIBLE                                ADDITIONAL       OTHER
                                                    PREFERRED STOCK         COMMON STOCK           PAID-IN    COMPREHENSIVE
                                                  SHARES    PAR VALUE    SHARES     PAR VALUE      CAPITAL       INCOME
                                                ----------  ---------  ----------  -----------   -----------  -------------

BALANCE,  DECEMBER 31, 1997                             --   $     --   8,995,455  $       900   $19,628,703   $        --

  Conversion of long-term debt to
    convertible preferred stock - Series A         364,000         36          --           --     2,903,604            --

  Sale of convertible preferred stock -
     Series B                                      400,000         40          --           --     3,999,960            --

  Conversion of convertible preferred
     stock - Series A to common stock              (30,000)        (3)     82,770            8            (5)           --

  Common stock issued in exchange
     for equity securities                              --         --   1,000,000          100     1,999,900            --

  Exercise of options and warrants                      --         --   1,043,374          104     2,185,392            --

  Sale of common stock, employee
     stock purchase plan                                --         --      73,787            7       139,109            --

  Value of options and warrants
      issued for consulting services                    --         --          --           --       461,851            --

  Warrants issued for inducement
     of debt                                                                   --           --       266,000            --

  Accelerated vesting of employee
     stock options in connection with
     restructuring                                      --         --          --           --       127,800           --

  Common stock issued for
     consulting services                                --         --      73,443            7       133,389           --

  Convertible preferred stock
     dividends - Series A                               --         --      56,145            6       101,715           --

  Net loss and comprehensive loss                       --         --          --           --            --           --

                                                ----------   --------  ----------  -----------   -----------  -----------
BALANCE, DECEMBER 31, 1998                         734,000         73  11,324,974        1,132    31,947,418           --

  Sale of convertible preferred stock -
     Series B, net                                 545,000         55          --           --     5,434,291           --

  Conversion of convertible preferred
     stock - Series A to common stock             (334,000)       (33)    921,505           92           (59)          --

  Conversion of 8% convertible notes
     to common stock                                    --         --     317,313           32     1,162,818           --

  Exercise of options and warrants                      --         --   1,885,332          189     5,486,491           --

  Value of options and warrants
      issued for consulting services                    --         --          --           --        65,347           --

  Sale of common stock, employee
     stock purchase plan                                --         --      44,220            4        99,806           --

  Convertible preferred stock
     dividends - Series A and B                         --         --     131,554           14       708,028           --

  Unrealized gain on securities reported
     at fair value                                      --         --          --           --            --    1,410,853
  Foreign currency translation adjustment               --         --          --           --            --      (14,330)
  Net loss                                              --         --          --           --            --           --

          Comprehensive loss
                                                ----------   --------  ----------  -----------   -----------  -----------
BALANCE, DECEMBER 31, 1999                         945,000   $     95  14,624,898  $     1,463   $44,904,140  $ 1,396,523



                                                                                   TOTAL
                                                   ACCUMULATED    TREASURY     STOCKHOLDERS'
                                                     DEFICIT        STOCK         EQUITY
                                                  ------------   -----------   -----------

BALANCE,  DECEMBER 31, 1997                       $(18,199,433)  $   (11,906)  $ 1,418,264

  Conversion of long-term debt to
    convertible preferred stock - Series A                  --            --      2,903,640

  Sale of convertible preferred stock -
     Series B                                               --            --     4,000,000

  Conversion of convertible preferred
     stock - Series A to common stock                       --            --            --

  Common stock issued in exchange
     for equity securities                                  --            --     2,000,000

  Exercise of options and warrants                          --            --     2,185,496

  Sale of common stock, employee
     stock purchase plan                                    --            --       139,116

  Value of options and warrants
      issued for consulting services                        --            --       461,851

  Warrants issued for inducement                            --            --       266,000
     of debt

  Accelerated vesting of employee
     stock options in connection with
     restructuring                                          --            --       127,800

  Common stock issued for
     consulting services                                    --            --       133,396

  Convertible preferred stock
     dividends - Series A                             (115,283)           --       (13,562)

  Net loss and comprehensive loss                   (9,366,693)           --    (9,366,693)

                                                  ------------   -----------   -----------
BALANCE, DECEMBER 31, 1998                         (27,681,409)      (11,906)    4,255,308

  Sale of convertible preferred stock -
     Series B, net                                          --            --     5,434,346

  Conversion of convertible preferred
     stock - Series A to common stock                       --            --            --

  Conversion of 8% convertible notes
     to common stock                                        --            --     1,162,850

  Exercise of options and warrants                          --            --     5,486,680

  Value of options and warrants
      issued for consulting services                        --            --        65,347

  Sale of common stock, employee
     stock purchase plan                                    --            --        99,810

  Convertible preferred stock
     dividends - Series A and B                       (727,618)           --       (19,576)

  Unrealized gain on securities reported
     at fair value                                          --            --     1,410,853
  Foreign currency translation adjustment                   --            --       (14,330)
  Net loss                                          (8,473,674)           --    (8,473,674)
                                                                               -----------
          Comprehensive loss                                                    (7,077,151)
                                                  ------------   -----------   -----------
BALANCE, DECEMBER 31, 1999                        $(36,882,701)  $   (11,906)  $ 9,407,614



                             See accompanying notes.

                       VIEWCAST.COM, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY - (CONTINUED)
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000


                                                      CONVERTIBLE                                           ADDITIONAL
                                                    PREFERRED STOCK                 COMMON STOCK             PAID-IN
                                                 SHARES        PAR VALUE        SHARES       PAR VALUE       CAPITAL
                                              ------------    ------------   ------------   ------------   ------------

  Exercise of options and warrants                      --              --      1,232,077            123      4,108,642

  Conversion of 7% convertible
     debentures to common stock                         --              --        777,777             78      2,585,050

  Value of options and warrants
      issued for consulting services                    --              --             --             --        235,958

  Common stock issued for legal
     services                                           --              --          2,500             --         15,000

  Sale of common stock, employee
     stock purchase plan                                --              --         99,990             10        165,480

  Convertible preferred stock
     dividends - Series B                               --              --        403,226             40        756,051

  Unrealized loss on securities
     reported at fair value                             --              --             --             --             --
  Foreign currency translation adjustment -             --                             --             --             --
  Net loss                                              --              --             --             --             --

          Comprehensive loss
                                              ------------    ------------   ------------   ------------   ------------
BALANCE, DECEMBER 31, 2000                         945,000    $         95     17,140,468   $      1,714   $ 52,770,321
                                              ============    ============   ============   ============   ============


                                                     OTHER                                           TOTAL
                                                 COMPREHENSIVE   ACCUMULATED       TREASURY       STOCKHOLDERS'
                                                 INCOME (LOSS)     DEFICIT           STOCK           EQUITY
                                                 ------------    ------------    ------------    ------------

  Exercise of options and warrants                         --              --              --       4,108,765

  Conversion of 7% convertible
     debentures to common stock                            --              --              --       2,585,128

  Value of options and warrants
      issued for consulting services                       --              --              --         235,958

  Common stock issued for legal
     services                                              --              --              --          15,000

  Sale of common stock, employee
     stock purchase plan                                   --              --              --         165,490

  Convertible preferred stock
     dividends - Series B                                  --        (756,000)             --              91

  Unrealized loss on securities
     reported at fair value                        (2,325,582)             --              --      (2,325,582)
  Foreign currency translation adjustment -           (21,170)             --              --         (21,170)
  Net loss                                                 --      (8,888,985)             --      (8,888,985)
                                                                                                 ------------
          Comprehensive loss                                                                      (11,235,737)
                                                 ------------    ------------    ------------    ------------
BALANCE, DECEMBER 31, 2000                       $   (950,229)   $(46,527,686)   $    (11,906)   $  5,282,309
                                                 ============    ============    ============    ============



                             See accompanying notes.

                       VIEWCAST.COM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                              YEAR ENDED DECEMBER 31,
                                                                     1998            1999              2000
                                                                  -----------     ------------     -----------
OPERATING ACTIVITIES:
  Net loss                                                        $(9,366,693)    $ (8,473,674)    $(8,888,985)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depreciation of fixed assets                                    380,742          496,169         586,344
      Amortization of software development costs                      143,685          120,917         167,442
      Non-cash charges to interest expense                            289,885          584,151         134,370
      Non-cash charge to restructuring costs                          127,800               --              --
      Non-cash consulting fees exchanged for options, warrants
         and common stock                                             595,247           65,347          28,588
      Changes in operating assets and liabilities:
        Accounts receivable                                          (644,553)         453,388         144,611
        Inventory                                                  (1,348,402)         584,492        (416,525)
        Prepaid expenses                                              (15,550)          (2,952)       (148,859)
        Deferred charges                                             (598,132)              --              --
        Deposits                                                      (98,947)          71,123          (7,487)
        Accounts payable                                            2,088,488       (2,185,560)        784,769
        Accrued compensation                                           12,535           92,191          44,213
        Accrued restructuring charges                                 275,000         (275,000)             --
        Deferred revenue                                              105,107          112,888          80,880
        Other accrued liabilities                                     131,723         (115,201)        431,573
                                                                  -----------     ------------     -----------
               Net cash used in operating activities               (7,922,065)      (8,471,721)     (7,059,066)
                                                                  -----------     ------------     -----------

INVESTING ACTIVITIES:
  Purchase of property and equipment, net                            (885,350)        (452,268)       (752,954)
  Software development costs                                         (371,323)        (118,919)       (232,388)
  Other                                                                    --               --              --
                                                                  -----------     ------------     -----------
               Net cash used in investing activities               (1,256,673)        (571,187)       (985,342)
                                                                  -----------     ------------     -----------

FINANCING ACTIVITIES:
  Net proceeds from convertible preferred stock - Series B            600,000        8,834,346              --
  Net proceeds from shareholder line of credit                      3,687,513               --              --
  Repayment of short-term debt-officer                               (214,958)         (96,285)             --
  Repayment of shareholder line of credit, net                             --       (1,278,685)             --
  Short-term debt, other                                              104,160         (126,767)        (24,011)
  Proceeds from exercise of options and warrants                    2,185,496        5,486,678       4,108,765
  Net proceeds for the issuance of long-term debt                          --               --       3,376,360
  Net proceeds from sale of common stock and warrants                 139,116           99,810         165,490
                                                                  -----------     ------------     -----------
               Net cash provided by financing activities            6,501,327       12,919,097       7,626,604
                                                                  -----------     ------------     -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS               (2,677,411)       3,876,189        (417,804)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                      3,117,202          439,791       4,315,980
                                                                  -----------     ------------     -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                          $   439,791     $  4,315,980     $ 3,898,176
                                                                  ===========     ============     ===========

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


PRINCIPLES OF CONSOLIDATION

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

     Loss per share calculations for the years ended December 31, 1998, 1999 and 2000 are as follows:


                                                       FOR THE YEAR ENDED DECEMBER 31,
                                               ----------------------------------------------
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



                                                                     CUSTOMERS EXCEEDING 10% OF
                              CUSTOMERS EXCEEDING 10%               YEAR-END ACCOUNTS RECEIVABLE
                                    OF NET SALES                              BALANCE
                      ---------------------------------------    -----------------------------------
                          NUMBER OF             COMBINED             NUMBER OF           COMBINED
         YEAR             CUSTOMERS              PERCENT             CUSTOMERS           PERCENT
      ------------    -------------------    ----------------    ------------------    -------------
         2000                 0                    0%                    2                 32%
         1999                 1                    23%                   2                 54%
         1998                 3                    41%                   1                 66%


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

                               VIEWCAST.COM, INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


     Components of comprehensive of income (loss) for 1998, 1999 and 2000 are as follows:




                                                       YEARS ENDED DECEMBER 31,
                                            ----------------------------------------------
                                               1998             1999               2000
                                            -----------      -----------       -----------
Foreign currency translation
  Adjustment                                $        --      $   (14,330)      $   (21,170)
Unrealized gain or (loss) on available
  for sale securities                                        $ 1,410,853       $(2,325,582)

                                            -----------      -----------       -----------
     Comprehensive income (loss)            $        --      $ 1,396,523       $(2,346,752)
                                            ===========      ===========       ===========


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


                                 DECEMBER 31,
                         --------------------------
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


6.  PROPERTY AND EQUIPMENT

     Property and equipment, at cost, consists of the following:



                                            DECEMBER 31,
                                    -----------------------------
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
                                    ===========       ===========

                               VIEWCAST.COM, INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

7. SHORT-TERM DEBT

     Short-term debt consists of the following:


                                                                DECEMBER 31,
                                                         --------------------------
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
                                                         ==========      ==========


     In October 1998, the Company entered into a working capital line of credit facility for up to $9 million with an entity controlled by one of its principal shareholders, H.T. Ardinger, Jr. This one-year, renewable facility bears interest at 12% per annum and is secured by all assets of the Company. The availability of funds under this facility is subject to certain borrowing base limitations based principally on qualifying accounts receivable and inventory. A portion of the proceeds from this facility was used to retire a Texas commercial bank line of credit. As an incentive to advance the line of credit, Mr. Ardinger was issued 200,000 three-year warrants to purchase Company stock at $4.50 per share. The value of the warrants of $1.33 per share, as determined using the Black-Sholes option valuation model, was charged to interest expense over the initial term of the note. On October 17, 2000, the Company renewed the working capital facility for one year through and until October 22, 2001 inclusive of a provision for automatic renewal through October 22, 2002.

     Interest paid during the years ended December 31, 1998, 1999 and 2000 was $528,301, $422,169 and $323,021, respectively.


8. LONG-TERM DEBT

     Long-term debt consists of the following:


                                                            DECEMBER 31,
                                                    --------------------------
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

                               VIEWCAST.COM, INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


     The components of the Company's net deferred taxes are as follows:


                                                                    DECEMBER 31,
                                                          -------------------------------
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
DEFERRED TAX LIABILITIES:
    Excess of financial statement over tax basis of
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
                                                          ============       ============


     A reconciliation between the federal income tax benefit calculated by applying U.S. federal statutory rates to net loss and the absence of a tax benefit reported in the accompanying consolidated financial statements is as follows:


                                                                            DECEMBER 31,
                                                        --------------------------------------------------
                                                            1998               1999               2000
                                                        ------------       ------------       ------------


U.S. federal statutory rate applied to pretax loss      $ (3,185,000)      $ (2,881,000)      $ (3,022,000)
State tax net of federal benefit                            (281,000)          (235,000)          (260,000)
Change in valuation allowance                              2,611,000          3,645,000          3,209,000
Net operating loss carryforward adjustment                   734,000           (745,000)                --
Other                                                        121,000            216,000             73,000
                                                        ------------       ------------       ------------
                                                        $         --       $         --       $         --
                                                        ============       ============       ============


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


     Following is a summary of stock option activity from December 31, 1997 through December 31, 2000:


                                                                       STOCK OPTIONS
                                                  ------------------------------------------------------
                                                                                            WEIGHTED-
                                                                                            AVERAGE
                                                        NUMBER          PRICE PER        EXERCISE PRICE
                                                       OF SHARES          SHARE            PER SHARE
                                                  -----------------   ----------------   ---------------
     Outstanding at December 31, 1997                     2,737,810   $0.04 - $5.84           $3.27

     Granted                                              1,638,009    2.06 -  4.09            2.69
     Exercised                                               66,817     .04 -  3.00             .56
     Canceled/forfeited                                     654,999    2.06 -  5.84            3.58
                                                  -----------------
     Outstanding at December 31, 1998                     3,654,003     .10 -  5.84            3.00

     Granted                                              1,002,516    2.77 -  9.00            6.23
     Exercised                                            1,341,622     .10 -  5.84            2.66
     Canceled/forfeited                                     552,984    1.77 -  7.14            3.27
                                                  -----------------
     Outstanding at December 31, 1999                     2,761,913    1.77 -  9.00            4.33

     Granted                                                935,250    1.25 -  6.59            3.61
     Exercised                                              115,521    2.06 -  4.63            3.01
     Canceled/forfeited                                     278,331    2.06 -  7.14            4.11
                                                  -----------------
     Outstanding at December 31, 2000                     3,303,311   $1.25 - $9.00           $4.19
                                                  =================


     The weighted-average grant-date fair value of options granted was $2.64, $4.96 and $3.07 for the years ended December 31, 1998, 1999 and 2000, respectively.

                               VIEWCAST.COM, INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



     The following information applies to options outstanding at December 31, 2000:


                           OPTIONS OUTSTANDING                                   OPTIONS EXERCISABLE
  --------------------------------------------------------------------      --------------------------------
                                         WEIGHTED
                                         -AVERAGE           WEIGHTED-                             WEIGHTED-
                    OUTSTANDING AT       REMAINING           AVERAGE        EXERCISABLE AT        AVERAGE
      RANGE OF        DECEMBER 31,      CONTRACTUAL         EXERCISE          DECEMBER 31,        EXERCISE
  EXERCISE PRICES        2000              LIFE              PRICE               2000              PRICE
  ---------------   --------------     ------------       ------------      --------------      ------------
   $ 1.00 - 2.00         276,050                9.7       $       1.76                766       $       1.63
     2.01 - 3.00         946,530                5.5               2.71            723,925               2.75
     3.01 - 4.00         677,482                5.2               3.44            373,300               3.49
     4.01 - 5.00         260,599                5.6               4.54            187,658               4.57
     5.01 - 6.00         593,850                7.4               5.41            132,095               5.31
     6.01 - 7.00          61,300                8.6               6.14             10,299               6.13
     7.01 - 8.00         442,000                8.7               7.10             79,764               7.10
     8.01 - 9.00          45,500                8.3               8.83             16,415               8.85
                    ------------       ------------       ------------       ------------       ------------
                       3,303,311                6.7       $       4.19          1,524,222       $       3.70


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


                                     1998             1999             2000
                                   ---------        ---------        ---------
Risk-free interest rate                 5.35%            5.50%            6.20%
Dividend yield                             0%               0%               0%
Volatility factor of the
   market price of the
   Company's common stock                 60%              91%             106%
Expected life of the options
   (years)                               6.0              6.6              6.4



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

                               VIEWCAST.COM, INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)




     Following is a summary of warrant activity from December 31, 1997 through December 31, 2000:


                                                                            WARRANTS
                                                    ----------------------------------------------------------
                                                                                               WEIGHTED-
                                                       NUMBER OF            EXERCISE            AVERAGE
                                                        WARRANTS              PRICE         EXERCISE PRICE
                                                    --------------        -------------     --------------

     Outstanding and exercisable at December 31,
        1997                                              5,271,991       $1.00 - $4.63             $3.73

     Granted - non-public warrants                        1,796,664        3.00 -  4.50              4.24
     Exercised                                              976,557        1.00 -  3.00              2.30
     Canceled                                                23,442        1.00 -  4.50              3.49
                                                    ---------------
     Outstanding at December 31, 1998                     6,068,656        1.00 -  4.50              4.12

     Granted - non-public warrants                           40,000                3.63              3.69
     Exercised                                              525,791        3.00 -  4.19              3.55
     Canceled                                                    --                  --                --
                                                    ---------------
     Outstanding and exercisable
       at December 31, 1999                               5,582,865        3.00 -  4.50              4.15
                                                    ---------------

     Granted - non-public warrants                           89,000                5.00              5.00
     Granted - public warrants                               17,500                4.50              4.50
     Exercised                                            1,097,245        3.00 -  4.50              3.43
     Canceled                                                85,333                4.50              4.50
                                                    ---------------
     Outstanding and exercisable
       at December 31, 2000                               4,506,787       $3.00 - $4.50             $4.34
                                                    ===============


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


                                     OPERATING
                                      LEASES
                                   ------------
Year ended December 31:
                        2001       $    513,597
                        2002            210,151
                        2003            179,467
                        2004             12,714
                                   ------------
Total minimum lease payments       $    915,929
                                   ============


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

     In October 1998, the Company entered into a working capital line of credit facility for up to $9 million with a partnership controlled by one of its principal shareholders and now Chairman of the Board of the Company. The one-year, renewable facility, bears interest at 12% per annum and is secured by all assets of the Company (See Note7). During 1999 and 2000, the Company paid interest of $389,943 and $289,123, respectively to the partnership.

     In December 1998 through February 1999, the Company received $9.45 million in gross proceeds from the sale of 945,000 shares of a newly created Series B convertible preferred stock at $10 per share. Two principal shareholders of the Company purchased $4,000,000 and $2,000,000, respectively and other existing shareholders purchased the balance of $3.45 million. The Series B preferred stock is convertible into common stock of the Company at a fixed price of $3.625 per share, subject to certain requirements, and carries a dividend of 8% per year payable in cash or common stock of the Company, at the Company's option.

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

                               VIEWCAST.COM, INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



15. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)


                                                                    QUARTER ENDED
                                               ------------------------------------------------------------
                                                MARCH 31,       JUNE 30,      SEPTEMBER 30,    DECEMBER 31,
                                               -----------     -----------    -------------    -----------
1999:
Net sales .................................    $ 2,014,164     $ 2,219,826     $ 1,046,292     $ 1,989,798
Gross profit ..............................        965,699       1,062,042         367,817         926,145
Net loss ..................................     (2,101,720)     (1,724,973)     (2,635,820)     (2,011,161)

Net loss per share - basic and diluted ....    $     (0.20)    $     (0.15)    $     (0.21)    $     (0.15)
                                               ===========     ===========     ===========     ===========


2000:
Net sales .................................    $ 1,936,658     $ 2,360,138     $ 3,492,744     $ 2,649,864
Gross profit ..............................      1,069,947       1,213,647       1,848,954       1,524,726
Net loss ..................................     (2,070,584)     (2,449,920)     (2,084,673)     (2,283,808)

Net loss per share - basic and diluted ....    $     (0.15)    $     (0.17)    $     (0.14)    $     (0.15)
                                               ===========     ===========     ===========     ===========

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

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS:
         COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

DIRECTORS

         The names of the nominees for Director and certain other information about them are set forth below:


          NOMINEE                 AGE         DIRECTOR SINCE               OFFICE HELD WITH COMPANY
          -------                 ---         --------------               ------------------------
H. T. Ardinger                    75               1999           Chairman of the Board

Joseph Autem                      43               1999           Director

George C. Platt                   60               1999           Director, President and Chief Executive
                                                                  Officer

David A. Dean                     53               1999           Director

David C. Tucker                   45               2000           Director


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

     JOSEPH AUTEM has served as a Director since January 1999 and currently serves as a Director of coreIntellect.com and Newbridge Information Services. He was previously a Director of Broadcast.com, Inc. beginning in September 1996 through August 1999. Mr. Autem has served in various consulting capacities to the Company from July 1998 to the present. He is currently a general partner of Autem, L.L.C., an investment company formed in May 1999, and a general partner of Texas Technology Partners, L.P., formed in May 2000. Mr. Autem served as the Chief Financial Officer of Luminant from January 1999 until July 1999. Mr. Autem previously served as Senior Vice President and Chief Financial Officer of CS Wireless, Inc., a privately held company that provides wireless video and high speed internet access, from June to July 1998. He also served as a partner of Vision Technology Partners, a private investment company, from March 1997 to June 1998. From July 1996 to December 1996, Mr. Autem served as Chief Financial Officer of Broadcast.com, Inc. From 1992 to 1996, Mr. Autem served as Vice President of Finance, Secretary, Treasurer and Chief Financial Officer of OpenConnect Systems, Inc., a software company. Mr. Autem holds a B.S. in Accounting from Pittsburg State University.

     DAVID A. DEAN has been a Director since December 1999. He is Chairman and Chief Executive Officer of Dean International, Inc., an international public policy consulting agency founded in 1994 and of its subsidiary, Innovative Transportation Strategies. Mr. Dean has been the principal shareholder since 1994 of David A. Dean & Associates, P.C., and a public policy administrative regulatory law firm. From 1983 to 1994, Mr. Dean was a shareholder of a Dallas-based law firm, Winstead, Sechrist & Minick, P.C., and served as a member of the firm's Board of Directors, head of the Public Law Section, Chairman of the Business Development Committee, a member of the firm's Advisory Board and Chairman of the firm's PAC Committee. He was also President of Transportation Strategies, Inc., and a subsidiary of the firm's consulting group. During 1972 to 1993, Mr. Dean served the State of Texas in several roles. He was General Counsel to both republican Governor William P. Clements, Jr. and his predecessor, democratic Governor Dolph Briscoe and served as Texas Secretary of State under Governor Clements. Mr. Dean was active in the gubernatorial campaigns for Governor Briscoe and Governor Clements. Mr. Dean received his B.B.A. degree from Southern Methodist University and his Juris Doctor degree from University of Texas at Austin.

     GEORGE C. PLATT has served as Chief Executive Officer and President since September 1999. From 1991 through 1999, Mr. Platt was employed by Intecom, Inc., a Dallas-based provider of multimedia telecommunications products and services. He initially was the CEO of Intecom, Inc., and later also became the President. Prior to his employment with Intecom, Inc., Mr. Platt was an executive with SRX, an entrepreneurial startup company. Before that, he was a Group Vice President at Rolm Corporation through its acquisition by IBM, and prior to that, he was employed by Xerox for fifteen years, where he attained the position of General Manager. Mr. Platt holds an M.B.A. from the University of Chicago and a B.S. degree from Northwestern University.

     DAVID C. TUCKER has served as a Director since August 22, 2000. Since December 1998, Mr. Tucker has served as Director and General Manager of Cisco Systems' Enterprise Voice, Video Business Unit, which develops and markets consolidated IP network products for voice, data and video communications. Previously, Tucker led Selsius Systems as President and Chief Executive Officer from February 1992 until November 1998, when Cisco Systems acquired the company. Known for his technology vision, he is a pioneer in the consolidation of voice and data networks, bringing extensive sales and marketing, telecommunications and technical experience to Cisco. Prior to his tenure at Selsius, Mr. Tucker served as general manager of Incite where he led a team to create a voice and video PBX platform. He has served as Director of Marketing for Intecom and Director of Strategic Marketing at Shared Resource Exchange, Inc. Mr. Tucker has also worked for ROLM, AT&T and Southwestern Bell. Mr. Tucker holds a B.B.A and M.B.A. degree in marketing from Texas A&M University.

EXECUTIVE OFFICERS

     The following table contains information as of April 27, 2001 as to the executive officers of ViewCast.


                          NAME                  AGE                     OFFICE HELD WITH COMPANY
                          ----                  ---                     ------------------------
               George C. Platt                   60       Chief Executive Officer and President
               Laurie L. Latham                  44       Chief Financial Officer and Senior Vice President of
                                                          Finance and Administration
               Harry E. Bruner                   54       Senior Vice President of Sales and Marketing
               John T. Caulfield                 46       Vice President of ViewCast Online Solutions
               David T. Stoner                   44       Vice President of Operations
               Neal S. Page                      42       Vice President of Osprey Products

     MR. PLATT'S information can be found with the above information concerning nominees for director.

     LAURIE L. LATHAM has served as Chief Financial Officer and Senior Vice President of Finance and Administration of ViewCast since December 1999. From 1997 until she joined ViewCast, Ms. Latham served as Senior Vice President and Chief Financial Officer of Perivox Corporation, an interactive communications and direct marketing company. From 1994 through 1997, she was the Vice President of Finance and Administration at Axis Media Corporation. Prior to joining Axis Media Corporation, Ms. Latham was a practicing Certified Public Accountant for several accounting firms, including KPMG Peat Marwick, and was the Vice President of Finance and Administration for Medialink International Corporation. Ms. Latham received her B.B.A. from the University of Texas with an emphasis in Accounting and is a Certified Public Accountant.

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

     DAVID T. STONER joined ViewCast as Vice President of Operations in August 1996. From August 1994 to August 1996, Mr. Stoner was Vice President of Engineering for the Connectworks Division of Connectware, Inc., a wholly owned subsidiary of AMP Inc. From July 1986 to August 1994, Mr. Stoner was employed by Visual Information Technologies, Inc. ("VITec"), a manufacturer of video, imaging, and graphics products, which was purchased by Connectware, Inc. At VITec, Mr. Stoner was responsible for the development of hardware and software products, and served in various positions including Vice President of Engineering. From January 1979 to July 1986, Mr. Stoner served in various engineering positions at Texas Instruments, Inc. Mr. Stoner received his B.S. degree in Electrical Engineering from the University of Kansas.

     NEAL S. PAGE has been Vice President of Osprey Products for ViewCast since January 1995. From October 1994 to December 1994, Mr. Page served as Director of Product Development of ViewCast. From April 1988 to September 1994, Mr. Page was employed by Sun Microsystems, Inc., where he held management positions directing development and strategic relationships for multimedia technology products. Mr. Page developed advanced graphics and imaging products at General Electric from 1984 to 1988 and at Data General from 1983 to 1984. Mr. Page holds B.S. and M.S. degrees in Electrical and Computer Engineering from North Carolina State University.

     JOHN T. CAULFIELD joined ViewCast in January 2001 as Vice President and General Manager of ViewCast Online Solutions Division. Prior to his appointment as an officer of ViewCast, Mr. Caulfield served as a consultant to the Company from August 2000 to December 2000. From September 1998 to June 2000, Mr. Caulfield served as Chief Executive Officer of Outreach Technologies, an e-business corporation specializing in "real-time collaboration" software and voice applications. From September 1991 to September 1998, Mr. Caulfield served with Fujitsu Private Network Division for the Americas in progressively senior executive sales, marketing and operational positions reaching Executive Vice President in September 1997. Mr. Caulfield's experience also includes executive positions with IBM, Rolm Corporation and Exxon Information Systems. Mr. Caulfield holds a BA degree in English from University of Richmond, VA.

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

     To ViewCast's knowledge, based solely on review of the copies of such reports furnished to ViewCast, and written representations that no other reports were required during the year ended December 31, 2000, all Section 16(a) filing requirements applicable to ViewCast's officers, directors and greater than ten percent (10%) beneficial owners were complied with, with the exception of H. T. Ardinger, Jr., Directors of ViewCast, who each failed to timely file a Form 5. ViewCast is currently working with Mr. Ardinger to comply with the requirements of Section 16(a).

ITEM 11. EXECUTIVE COMPENSATION


DIRECTOR COMPENSATION

     Directors currently receive no cash compensation for serving on the Board of Directors other than reimbursement of reasonable expenses incurred in attending meetings. In May 1995, ViewCast adopted a 1995 Director Option Plan (the "Director Plan") under which only outside directors are eligible to receive stock options. The Director Plan provides for the grant of nonstatutory stock options to directors who are not employees of ViewCast. A total of 250,000 shares of Common Stock have been authorized for issuance under the Director Plan. As of March 31, 2001, options to purchase an aggregate of 100,000 shares at exercise prices ranging from $2.50 to $9.00 per share had been granted and are outstanding under the Director Plan and options to purchase an aggregate of 48,016 shares have been previously granted and exercised. Each non-employee director who joins the Board after May 1, 1995 will automatically be granted a nonstatutory option to purchase 15,000 shares of Common Stock on the date upon which such person first becomes a director. In addition, each such non-employee director will automatically be granted a nonstatutory option to purchase 10,000 shares of Common Stock upon annual re-election to the Board, provided the director has been a member of the Board for at least six months upon the date of re-election. The exercise price of each option granted under the Director Plan is equal to the fair market value of the Common Stock on the date of grant. Each initial 15,000 share grant vests at the rate of 25% of the option shares upon the first anniversary of the date of grant and one forty-eighth of the options shares per month thereafter, and each annual 10,000 share grant vests at the rate of 25% of the option shares upon the first anniversary of the date of grant and one forty-eighth of the options shares per month thereafter, in each case unless terminated sooner upon termination of the optionee's status as a director or otherwise pursuant to the Director Plan. In the event of a merger of ViewCast with or into another corporation or a consolidation, acquisition of assets or other change in control transaction involving ViewCast, each option becomes exercisable unless assumed or an equivalent option substituted by the successor corporation. Unless terminated sooner, the Director Plan will terminate in 2005. The Board of Directors currently administers the Director Plan. The Board has authority to amend or terminate the Director Plan, provided that no such action may impair the rights of any optionee without the optionee's consent.

SUMMARY COMPENSATION TABLE

         The following table sets forth information concerning compensation paid by ViewCast to the Chief Executive Officer and to all other executive officers of ViewCast whose total salary and bonus exceeded $100,000 for the year ended December 31, 2000.

                           SUMMARY COMPENSATION TABLE

                                                                                      LONG TERM
                                                    ANNUAL             ANNUAL       COMPENSATION
                                                 COMPENSATION       COMPENSATION       OPTIONS
    PRINCIPAL POSITION           FISCAL YEAR        SALARY              BONUS        (IN SHARES)
    ------------------           ------------    ------------       ------------    ------------
George C. Platt                          2000    $    240,000       $         --          50,000
  Chief Executive Officer                1999         240,000(1)              --         400,000
  and President

Laurie L. Latham                         2000         150,000                 --          10,000
  Chief Financial Officer                1999         150,000(2)              --         100,000

Harry E. Bruner                          2000         168,000(3)          55,944         160,000
  Sr. Vice-President of Sales
  and Marketing

Neal S. Page                             2000         131,666             20,000           5,000
  Vice President of                      1999         119,994                 --          15,000
  Osprey Products                        1998         114,990             25,783          35,000

David T. Stoner                          2000         124,500                 --          10,000
  Vice President of                      1999         120,000             20,146          15,000
  Operations                             1998         120,000                 --           5,000


(1) Represents Mr. Platt's annual salary. He assumed his duties with ViewCast in September 1999 and earned $70,000 in salary in 1999.

(2) Represents Ms. Latham's annual salary. She assumed her duties with ViewCast in December 1999 and earned $9,135 in salary in 1999.

(3) Represents Mr. Bruner's annual salary. He assumed his duties with ViewCast in February 2000 and earned $157,518 in salary in 2000.

     The following table provides information concerning options granted to the executive officers of ViewCast in 2000.

                        OPTION GRANTS IN LAST FISCAL YEAR


                                            % OF TOTAL
                                          OPTIONS GRANTED    EXERCISE OR
                               OPTIONS    TO EMPLOYEES IN       BASE          EXPIRATION
         NAME                  GRANTED      FISCAL YEAR      PRICE/SHARE         DATE
         ----               ------------  ---------------    ------------    ------------
George C. Platt ........          50,000            5.65    $     2.5000        08/04/10
Laurie L. Latham .......          10,000            1.13          2.5000        08/04/10
Harry E. Bruner ........         150,000           16.94          5.9500        02/22/10
                                  10,000            1.13          2.5000        08/04/10
Neal S. Page ...........           5,000            0.56          2.5000        08/04/10
David T. Stoner ........          10,000            1.13          2.5000        08/04/10

YEAR-END OPTION VALUES

         The following table sets forth certain information as of December 31, 2000 concerning the value of unexercised options held by the officers named in the Summary Compensation Table above.

                          FISCAL YEAR-END OPTION VALUES


                                  NUMBER OF SHARES             VALUE OF UNEXERCISED
                               UNDERLYING UNEXERCISED          IN-THE MONEY OPTIONS
                            OPTIONS AT DECEMBER 31, 2000      AT DECEMBER 31, 2000(1)
                            ----------------------------    ----------------------------
          NAME              EXERCISABLE    UNEXERCISABLE    EXERCISABLE    UNEXERCISABLE
          ----              ------------   -------------    ------------   -------------
George C. Platt ........          62,499         387,501    $         --    $         --
Laurie L. Latham .......          20,000          90,000              --              --
Harry E. Bruner ........              --         160,000              --              --
Neal S. Page ...........         162,416          42,584              --              --
David T. Stoner ........          91,918          38,082              --              --

(1) Represents the difference between the exercise price of the outstanding options and the fair market value of the Common Stock on December 31, 2000 of $0.8435 per share.


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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                      BENEFICIAL OWNERSHIP OF COMMON STOCK

     The following table sets forth information as of April 24, 2001, based on information obtained from public records and our books and records regarding the persons named below, with respect to the beneficial ownership of shares of our Common Stock by (i) each person or a group known by us to be the owner of more than five percent (5%) of the outstanding shares of our Common Stock, (ii) each director, (iii) each executive officer and (iv) all officers and directors as a group.


                                     AMOUNT AND NATURE                    PERCENTAGE OF
        NAME AND ADDRESS                   OF                           OUTSTANDING SHARES
       OF BENEFICIAL OWNER          BENEFICIAL OWNERSHIP                   OWNED (1),(2)
       -------------------          --------------------                ------------------

H.T. ARDINGER, JR. ..................     3,123,351     (3)                           15.4
1990 Lakepointe Dr.
Lewisville, TX 75057

M. DOUGLAS ADKINS ...................     1,305,108     (4)                            6.4
1601 Elm Street
Dallas, TX 75021

GEORGE C. PLATT .....................       117,650     (5)                              *
2665 Villa Creek Drive, Suite 200
Dallas, TX 75234

LAURIE L. LATHAM ....................        37,740     (6)                              *
2665 Villa Creek Drive, Suite 200
Dallas, TX 75234

HARRY E. BRUNER .....................        40,000     (7)                              *
2665 Villa Creek Dr., Suite 200
Dallas, TX 75234

NEAL S. PAGE ........................       183,254     (8)                              *
600 Airport Blvd., Suite 900
Morrisville, NC 27560

DAVID T. STONER .....................       114,912     (9)                              *
2665 Villa Creek Drive, Suite 200
Dallas, TX 75234

JOHN CAULFIELD ......................         7,500     (10)                             *
2665 Villa Creek Drive, Suite 200
Dallas, TX 75234

JOSEPH AUTEM ........................        46,219     (11)                             *
2665 Villa Creek Drive, Suite 200
Dallas, TX 75234

DAVID DEAN ..........................         5,937     (12)                             *
8080 Park Lane, Suite 600
Dallas, TX 75231

DAVID C. TUCKER .....................            --
2665 Villa Creek Drive, Suite 200
Dallas, TX 75234

All executive officers and ..........     3,676,563     (3),(4),(5),(6),(7),(8)      18.1
directors as a group                                    (9),(10),(11),(12)
(ten (10) persons)

----------

*     Less than one percent (1%)

(1) A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from April 30, 2001 upon the exercise of warrants or options. Each beneficial owner's percentage ownership is determined by assuming that options or warrants that are held by such person (but not those held by any other person) and which are exercisable within 60 days from April 30, 2001 have been exercised. Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them.

(2) Based on a total of 16,985,925 shares issued and outstanding plus, for each person listed, any Common Stock that person has the right to acquire as of April 30, 2001 pursuant to options, warrants, conversion privileges, etc.

(3) Includes (i) 134,334 shares owned by Mr. Ardinger's wife, (ii) 773,280 shares of Common Stock reserved for issuance upon the exercise of outstanding warrants at $4.19 per share, (iii) 1,103,448 shares of Common Stock reserved for issuance upon the conversion of $4,000,000 of Series B Convertible Preferred Stock to Common Stock at $3.625 per share and (iv) 8,124 shares issuable at $9.00 per share issued under the 1995 Directors Option Plan.

(4) Includes (i) 243,439 shares of Common Stock reserved for issuance upon the exercise of outstanding warrants at $4.19 per share and (ii) 551,724 shares of Common Stock reserved for issuance upon the conversion of $2,000,000 of Series B Convertible Preferred Stock to Common Stock at $3.625 per share.

(5) Includes 87,499 shares issuable at $7.09 per share upon the exercise of options issued under the 1995 Option Plan.

(6) Includes 30,000 shares issuable at $5.50 per share upon the exercise of options issued under the 1995 Option Plan.

(7) Includes 40,000 shares issuable at $5.95 per share upon the exercise of options issued under the 1995 Option Plan.

(8) Includes (i) 80,000 shares issuable at $3.00 per share upon the exercise of options issued under the 1994 Option Plan, (ii) 50,000 shares issuable at $3.00 per share upon the exercise of options issued under the 1995 Option Plan, (iii) 17,000 shares issuable at $4.625 per share upon the exercise of options issued under the 1995 Option Plan, (iv) 19,250 shares issuable at $2.0625 upon exercise of options issued under the 1995 Option Plan, and (v) 4,500 shares issuable at $5.5005 upon exercise of options issued under the 1995 Option Plan.

(9) Includes (i) 96,668 shares of issuable at $4.00 per share upon exercise of options granted under the 1995 Option Plan, (ii) 2,750 shares issuable at $2.0625 upon exercise of options issued under the 1995 Option Plan and
     (iii) 4,500 shares issuable at $5.5005 upon exercise of options issued under the 1995 Option Plan.

(10) Includes 7,500 shares issuable at $1.8125 upon exercise of options issued under the 1995 Option Plan.

(11) Includes (i) 9,062 shares issuable at $3.1250 per share upon the exercise of options issued under the 1995 Directors Option Plan, 4,791 shares issuable at $7.1405 per share upon the exercise of options issued under the 1995 Directors Option Plan and (iii) 24,166 shares issuable at $3.6250 per share upon the exercise of options issued under the 1995 Option Plan.

(12) Includes 5,937 shares issuable at $4.5315 per share upon the exercise of options issued under the 1995 Directors Option Plan.

ITEM 13. CERTAIN RELATIONSHIP AND RELATED TRANSACTIONS

     In October 1998, the Company entered into a working capital line of credit facility for up to $9.0 million with a partnership controlled by one of its principal shareholders, H.T. Ardinger, Jr. Mr. Ardinger has also served as Chairman of the Board of the Company since April of 1999. This one-year, renewable facility bears interest at 12% per annum and is secured by all assets of the Company. The availability of funds under this facility is subject to certain borrowing base limitations based principally on qualifying accounts receivable and inventory. A portion of the proceeds from this facility was used to retire the Texas commercial bank line of credit. As an incentive to advance the line of credit, Mr. Ardinger was issued 200,000 three-year warrants to purchase Company stock at $4.50 per share. The value of the warrants of $1.33 per share, as determined using the Black-Sholes option valuation model, is being charged to interest expense over the term of the note. During February 2001, the Company amended the line of credit facility to increase the credit line commitment from $9.0 million to $12.0 million, extend the maturity date to January 31, 2002, or March 15, 2003 in certain circumstances and expand the asset base for lending to include certain marketable securities owned by the Company. During 2000, the Company paid interest of $289,123 to the partnership.

     In December 1998 through February 1999, the Company received $9.45 million in gross proceeds from the sale of 945,000 shares of a newly created Series B convertible preferred stock at $10 per share. Mr. Ardinger and an entity controlled by M. Douglas Adkins, both principal shareholders of the Company, purchased $4.0 million and $2.0 million, respectively of the Series B preferred issue. The Series B preferred stock is convertible into common stock of the Company at a fixed price of $3.625 per share, subject to certain requirements, and carries a dividend of 8% per year payable in cash or common stock of the Company, at the Company's option.

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

     Date                ViewCast.com, Inc.

    April 30, 2001            By:  /s/ Laurie L. Latham
                                   --------------------
                                   Laurie L. Latham
                                     Chief Financial Officer and Senior Vice
                                     President of Finance and Administration


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


     Date                ViewCast.com, Inc.


   April 30, 2001             By: /s/ H.T. Ardinger, Jr.
                                  ----------------------
                                  H.T. Ardinger, Jr.
                                    Director and Chairman of the Board


    April 30, 2001            By: /s/ George C. Platt
                                  -------------------
                                  George C. Platt
                                    Director, President and Chief Executive
                                    Officer


    April 30, 2001            By: /s/ Laurie L. Latham
                                  --------------------
                                  Laurie L. Latham
                                    Chief Financial Officer and Senior Vice
                                    President of Finance and Administration

    April 30, 2001            By: /s/ Joseph W. Autem
                                  -------------------
                                  Joseph W. Autem
                                    Director


    April 30, 2001            By: /s/ David A. Dean
                                  -----------------
                                  David A. Dean
                                    Director


    April 30, 2001            By: /s/ David C. Tucker
                                  -------------------
                                  David C. Tucker
                                    Director

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                       VIEWCAST.COM, INC. AND SUBSIDIARIES



                   COL. A                              COL. B                    COL. C                  COL. D          COL. E
---------------------------------------------       ------------       -----------------------------  ------------  ----------------
                                                                                ADDITIONS
                                                                       -----------------------------
                                                     BALANCE AT        CHARGED TO      CHARGED TO
                                                    BEGINNING OF       COSTS AND     OTHER ACCOUNTS-   DEDUCTIONS-   BALANCE AT END
                 DESCRIPTION                           PERIOD           EXPENSES        DESCRIBE        DESCRIBE        OF PERIOD
                 -----------                        ------------       ----------    ---------------   -----------   --------------
YEAR ENDED DECEMBER 31, 2000
  Reserves and allowances deducted from asset
   accounts:
        Allowance for uncollectible accounts        $    117,000       $   87,000     $       --       $ 27,000 (1)    $   177,000

YEAR ENDED DECEMBER 31, 1999
  Reserves and allowances deducted from asset
   accounts:
        Allowance for uncollectible accounts        $     823,000      $  146,000     $       --       $852,000 (1)    $   117,000

YEAR ENDED DECEMBER 31, 1998
  Reserves and allowances deducted from asset
   accounts:
        Allowance for uncollectible accounts        $      65,000      $  771,000     $       --        $13,000 (1)    $   823,000


(1) Uncollectible accounts written off, net of recoveries.

                                  EXHIBIT INDEX


EXHIBIT
NUMBER                              DESCRIPTION
------                              -----------

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

5(a) Form of Opinion of Thacher Proffit Wood as to the legality of securities being registered.*

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

10(e)    1994 Stock Option Plan (1)

10(f)    1993 Viewpoint Stock Plan (1)

10(g)    1995 Director Option Plan (1)

10(h)    Lease Agreement between ViewCast and Metro Squared, L P (1)


10(i)    Employee Stock Purchase Plan (1)

10(j)    Licensing Agreement between ViewCast and Boca Research, Inc. (1)

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

10(aa)   Lease between ViewCast and Airport Boulevard Partners, LLC. (2)

10(bb)   Stock Purchase Agreement between ViewCast and Tadeo Holdings, Inc. (5)

10(cc)   Working Capital Line of Credit Loan Agreement between ViewCast and the
         Ardinger Family Partnership, Ltd. (5)

21       List of Subsidiaries of ViewCast. (1)

23       Consent of Ernst & Young LLP


(1) Incorporated by reference to the Registration Statement on Form SB-2 and all amendments thereto as declared effective on February 4, 1997.
(2)   Incorporated by reference to Form 10-KSB/A filed April 15, 1998.
(3)   Incorporated by reference to Form 10-QSB filed November 13, 1998
(4)   Incorporated by reference to Form 8-K filed March 15, 1999.
(5)   Incorporated by reference to Form 10-KSB filed March 26, 1999.
*     previously filed