Form 10-Q
period 2001-03-31
VIEWCAST COM INC
filed 2001-05-14
CIK 921313

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
         (Mark One)
         [X]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 2001
                                                --------------

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

As of May 7, 2001, 16,985,925 shares of the Registrant's common stock were outstanding.

                       VIEWCAST.COM, INC. AND SUBSIDIARIES
                               INDEX TO FORM 10-Q


PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements
    Consolidated Balance Sheets at December 31, 2000 and
     March 31, 2001 (Unaudited).............................................................................3
    Consolidated Statements of Operations for the Three Months
       ended March 31, 2000 and 2001 (Unaudited) ...........................................................4
    Consolidated Statement of Stockholders' Equity for the
       Three Months ended March 31, 2001 (Unaudited) .......................................................5
    Consolidated Statements of Cash Flows for the Three Months
       ended March 31, 2000 and 2001 (Unaudited)............................................................6
    Notes to Consolidated Financial Statements..............................................................7

  Item 2.  Management's Discussion and Analysis of Financial Condition
    and Results of Operations..............................................................................10

PART II.  OTHER INFORMATION ...............................................................................14

SIGNATURES ................................................................................................15

                       VIEWCAST.COM, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                   DECEMBER 31,           MARCH 31,
                                                                                       2000                 2001
                                                                               ------------------     ------------------
                               ASSETS                                                                    (UNAUDITED)
Current assets:
  Cash and cash equivalents                                                         $  3,898,176           $  1,583,504
  Available-for-sale securities                                                        1,085,271              1,637,209
  Accounts receivable, less allowance for  doubtful accounts of $177,000 and $194,000 at December 31, 2000 and
     March 31, 2000 (unaudited), respectively                                          1,241,784              1,175,154
  Inventory                                                                            2,942,621              3,657,410
  Prepaid expenses                                                                       242,457                259,578
                                                                               ------------------     ------------------
      Total current assets                                                             9,410,309              8,312,855

Property and equipment, net                                                            1,504,753              1,505,176
Software development costs, net                                                          494,447                486,375
Deferred charges                                                                         231,768                214,385
Deposits                                                                                  72,302                 70,902
                                                                               ------------------     ------------------

      Total assets                                                                  $ 11,713,579           $ 10,589,693
                                                                               ==================     ==================

                LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                                  $  1,432,016           $  1,623,355
  Accrued compensation                                                                   462,573                444,619
  Deferred revenue                                                                       351,659                241,951
  Other accrued liabilities                                                              824,195                697,073
  Shareholder line of credit                                                           2,408,827              3,408,827
  Short-term debt, other                                                                   2,000                  2,000
                                                                               ------------------     ------------------
      Total current liabilities                                                        5,481,270              6,417,825

Long-term debt                                                                           950,000                950,000

Commitments

Stockholders' equity:
  Convertible preferred stock, $.0001 par value:
    Authorized shares - 5,000,000
      Series B - issued and outstanding shares -  945,000 at
          December 31, 2000 and March 31, 2001 (unaudited), respectively                      95                     95
  Common stock, $.0001 par value:
    Authorized shares - 40,000,000
    Issued and outstanding shares -  17,140,468 and 17,247,422
      at December 31, 2000 and March 31, 2001 (unaudited), respectively                    1,714                  1,725
  Additional paid-in capital                                                          52,770,321             52,842,171
  Unrealized loss on securities reported at fair value and accumulated
      other comprehensive income                                                        (950,229)              (412,101)
  Accumulated deficit                                                                (46,527,686)           (49,198,116)
  Treasury stock,  261,497 shares at December 31, 2000 and
      March 31, 2001 (unaudited)                                                         (11,906)               (11,906)
                                                                               ------------------     ------------------
      Total stockholders' equity                                                       5,282,309              3,221,868
                                                                               ------------------     ------------------

      Total liabilities and stockholders' equity                                    $ 11,713,579           $ 10,589,693
                                                                               ==================     ==================



                             See accompanying notes.
                                        3

                       VIEWCAST.COM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                 FOR THE THREE MONTHS ENDED
                                                                                         MARCH 31,
                                                                           ---------------------------------------
                                                                                 2000                  2001
                                                                           -----------------     -----------------


NET SALES                                                                  $      1,936,658      $      2,349,764

Cost of goods sold                                                                  866,711             1,031,029
                                                                           -----------------     -----------------

GROSS PROFIT                                                                      1,069,947             1,318,735

Operating expenses:
  Selling, general and administrative                                             2,092,399             2,325,758
  Research and development                                                          892,069             1,169,990
  Depreciation and amortization                                                     148,123               228,199
                                                                           -----------------     -----------------
      Total operating expenses                                                    3,132,591             3,723,947
                                                                           -----------------     -----------------

OPERATING LOSS                                                                   (2,062,644)           (2,405,212)

Other income (expense):
  Dividend and interest income                                                       62,295                26,804
  Interest expense                                                                  (70,235)             (105,611)
                                                                           -----------------     -----------------
      Total other income (expense)                                                   (7,940)              (78,807)
                                                                           -----------------     -----------------

NET LOSS                                                                   $     (2,070,584)     $     (2,484,019)
                                                                           =================     =================

NET LOSS PER SHARE: BASIC AND DILUTED                                      $          (0.15)     $          (0.16)
                                                                           =================     =================

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
   OUTSTANDING                                                                   14,843,209            16,878,971
                                                                           =================     =================




                             See accompanying notes.
                                        4

                       VIEWCAST.COM, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY - (CONTINUED)
              FOR THE THREE MONTHS ENDED MARCH 31, 2001 (UNAUDITED)

                                                     CONVERTIBLE                                           ADDITIONAL
                                                   PREFERRED STOCK               COMMON STOCK               PAID-IN
                                                  SHARES     PAR VALUE        SHARES       PAR VALUE        CAPITAL
                                               ------------- -----------  --------------- ------------ ------------------

BALANCE,  DECEMBER 31, 2000                      945,000        $ 95       17,140,468      $ 1,714       $ 52,770,321

  Value of options issued for
      consulting services                              -           -                -            -              5,087

  Sale of common stock, employee
     stock purchase plan                               -           -          106,954           11             66,763

  Convertible preferred stock
     dividends - Series B                              -           -                -            -                  -

  Unrealized gain (loss) on securities
     reported at fair value                            -           -                -            -                  -
  Foreign currency translation adjustment              -           -                -            -                  -
  Net loss                                             -           -                -            -                  -


          Comprehensive loss

                                            ------------- -----------  --------------- ------------ ------------------
BALANCE,  MARCH 31, 2001                         945,000        $ 95       17,247,422      $ 1,725       $ 52,842,171
                                            ============= ===========  =============== ============ ==================


                                                       OTHER                                                     TOTAL
                                                   COMPREHENSIVE       ACCUMULATED          TREASURY         STOCKHOLDERS'
                                                   INCOME (LOSS)         DEFICIT              STOCK             EQUITY
                                              --------------------- ------------------- ------------------ ------------------

BALANCE,  DECEMBER 31, 2000                          $ (950,229)      $ (46,527,686)         $ (11,906)       $ 5,282,309

  Value of options issued for
      consulting services                                     -                   -                  -              5,087

  Sale of common stock, employee
     stock purchase plan                                      -                   -                  -             66,774

  Convertible preferred stock
     dividends - Series B                                     -            (186,411)                 -           (186,411)

  Unrealized gain (loss) on securities
     reported at fair value                             551,938                   -                  -            551,938
  Foreign currency translation adjustment               (13,810)                  -                  -            (13,810)
  Net loss                                                    -          (2,484,019)                 -         (2,484,019)
                                                                                                        ------------------
          Comprehensive loss                                                                                   (1,945,891)

                                            -------------------- ------------------- ------------------ ------------------
BALANCE,  MARCH 31, 2001                             $ (412,101)      $ (49,198,116)         $ (11,906)       $ 3,221,868
                                            ==================== =================== ================== ==================



                             See accompanying notes.
                                        5

                       VIEWCAST.COM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                  FOR THE THREE MONTHS ENDED
                                                                                           MARCH 31,
                                                                           ------------------------------------------
                                                                                 2000                    2001
                                                                           ------------------     -------------------
OPERATING ACTIVITIES:
  Net loss                                                                      $ (2,070,584)           $ (2,484,019)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depreciation of fixed assets                                                   120,543                 181,475
      Amortization of software development costs                                      27,580                  46,725
      Non-cash charges to interest expense                                                 -                  17,383
      Non-cash consulting fees exchanged for options                                  11,140                   5,087
      Changes in operating assets and liabilities:
        Accounts receivable                                                          276,623                  66,630
        Inventory                                                                   (176,135)               (714,789)
        Prepaid expenses                                                            (152,810)                (17,121)
        Deferred charges                                                             (94,259)                      -
        Deposits                                                                      (3,045)                  1,400
        Accounts payable                                                             251,113                 191,339
        Accrued compensation                                                          40,913                 (17,954)
        Deferred revenue                                                             (37,739)               (109,708)
        Other accrued liabilities                                                    157,084                (313,533)
                                                                           ------------------     -------------------
               Net cash used in operating activities                              (1,649,576)             (3,147,085)
                                                                           ------------------     -------------------

INVESTING ACTIVITIES:
  Purchase of property and equipment                                                (108,649)               (181,898)
  Software development costs                                                         (41,815)                (38,653)
                                                                           ------------------     -------------------
               Net cash used in investing activities                                (150,464)               (220,551)
                                                                           ------------------     -------------------

FINANCING ACTIVITIES:
  Net proceeds from the exercise of options and warrants                           2,784,285                       -
  Proceeds from shareholder line of credit                                                 -               1,000,000
  Net proceeds for the sale of common stock                                                -                  66,774
  Repayment of short-term debt-other                                                  (1,192)                      -
  Foreign currency translation adjustment                                             (5,491)                (13,810)
                                                                           ------------------     -------------------
               Net cash provided by financing activities                           2,777,602               1,052,964
                                                                           ------------------     -------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                 977,562              (2,314,672)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                     4,315,980               3,898,176
                                                                           ------------------     -------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                         $ 5,293,542             $ 1,583,504
                                                                           ==================     ===================



                             See accompanying notes.
                                        6

                       VIEWCAST.COM, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


1.  BASIS OF PRESENTATION

     The accompanying unaudited interim consolidated financial statements include the accounts of ViewCast.com, Inc. and its wholly-owned subsidiaries, ViewCast Online Solutions, Inc. (formerly Viewpoint Systems, Inc.), VideoWare, Inc. and Osprey Technologies, Inc. (collectively, the Company). All material inter-company accounts and transactions have been eliminated in consolidation.

     The financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000, as amended, filed with the Securities and Exchange Commission.


2.  INVENTORIES

     Inventory is comprised primarily of purchased electronic components and computer system products, along with related documentation manuals and packaging materials and consists of the following:


                                                        DECEMBER 31,      MARCH 31,
                                                           2000             2001
                                                     ----------------- ----------------
                                                                         (UNAUDITED)

                 Purchased materials                      $   793,895       $  810,880
                 Finished goods                             2,148,726        2,846,530
                                                     ----------------- ----------------
                                                          $ 2,942,621       $3,657,410
                                                     ================= ================


     Inventory at December 31, 2000 and March 31, 2001 is presented net of reserves of $283,751 and $277,471, respectively. Reserves are provided for lower of cost or market adjustments, obsolescence and for slow moving and damaged inventory.


3.  SHORT-TERM DEBT

     In March 2001, the Company borrowed an additional $1.0 million pursuant to the terms of its existing line of credit financing arrangement with an entity controlled a principal shareholder and Chairman of the Board of the Company. In February 2001, the Company amended the facility to increase the credit line commitment from $9.0 million to $12.0 million, extend the maturity date of the agreement to January 31, 2002, or March 15, 2003 in certain circumstances, and expand the asset base for lending to include certain marketable securities owned by the Company. The line of credit facility bears interest at 12% per annum and is secured by all assets of the Company. The availability of funds under the facility is subject to certain borrowing base limitations based principally on qualifying accounts receivable, inventory and marketable securities owned by the Company. Proceeds are being used primarily to fund inventory purchases related to new product introductions. At March 31, 2001, the outstanding balance of the note was $3.4 million.

                       VIEWCAST.COM, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED



4.  SHAREHOLDERS' EQUITY - COMMON STOCK

     During the offering period ended March 31, 2001, the Company received gross proceeds of $66,744 from the sale of 106,984 shares of common to employees pursuant to the Company's Employee Stock Purchase Plan ("ESPP"). The employee purchase price for the offering period was $0.624 per share. In October 2000, the Board of Directors of the Company amended the ESPP to change the commencement dates of the six-month offering periods from April 1 and November 1 to March 1 and October 1 of each year.


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

     Loss per share calculations for the three months ended March 31, 2000 and 2001 are as follows:


                                                                    THREE MONTHS ENDED
                                                                         MARCH 31,
                                                            -----------------------------------
                                                                 2000               2001
                                                            ----------------   ----------------
     Net loss                                                  $ (2,070,584)      $ (2,484,019)

     Preferred dividends and accretion of
       issue costs                                                 (187,967)          (250,239)
                                                            ----------------   ----------------

     Net loss applicable to common shareholders                $ (2,258,551)      $ (2,734,258)
                                                            ================   ================

     Weighted average number of common shares
        outstanding                                              14,843,209         16,878,971
                                                            ================   ================

     Loss per share as reported in the financial
       statements: basic and diluted                                $ (0.15)           $ (0.16)
                                                            ================   ================


6.  COMPREHENSIVE INCOME

     The Company translates assets and liabilities of its foreign operations, whose functional currency is the local currency, at quarter-end exchange rates. Revenues and expenses are translated at the average rates of exchange prevailing during the quarter. Adjustments resulting from translating the financial statements of foreign operations are accumulated in other comprehensive income, which is reflected as a separate component of stockholders' equity. Additionally, the Company classifies equity securities it owns that are free of trading restrictions or to become free of trading restrictions within one year as "available for sale". Available for sale securities are carried at fair value based on quoted market prices and unrealized gains and losses are accumulated in other comprehensive income, which is a separate component of stockholders' equity. If a market value adjustment results in a loss of value due to an other-than-temporary impairment, a loss will be transferred from accumulated other comprehensive income and charged to other income in the consolidated statement of operations. Available for sale securities is comprised exclusively of shares of TekInsight.com, Inc. ("TEKS") common stock acquired through a strategic business alliance in September

                       VIEWCAST.COM, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


of 1998. The quoted market price of TEKS shares at December 31, 2000, March 31, 2001 and April 30, 2001 was $0.88, $1.32, and $2.45, respectively.

     Components of comprehensive income (loss) for the quarters ended March 31, 2000 and 2001 are as follows:

                                                 -----------------------------------
                                                      FOR THE QUARTER ENDED
                                                             MARCH 31,
                                                 -----------------------------------
                                                      2000                2001
                                                 ---------------     ---------------
       Unrealized gain or (loss) on available
         for sale securities                        $ 1,511,937         $   551,938

       Foreign currency translation
         Adjustment                                     (5,491)            (13,810)

                                                 ---------------     ---------------
            Comprehensive income (loss)             $ 1,506,446         $   538,128
                                                 ===============     ===============


7.  NEW ACCOUNTING STANDARDS.

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (SFAS 133), Accounting for Derivative Instruments and Hedging Activities. SFAS 133 was adopted by the Company in January 1, 2001. SFAS 133, as amended, requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and the type of hedge transaction. The ineffective portion of all hedges will be recognized in earnings. During the quarter ended March 31, 2001, the Company had no hedging transactions and the adoption of this standard is not expected to have a significant impact on the Company's financial position, results of operations or cash flows in the near future.


8.  SUBSEQUENT EVENTS.

     In April 2001, the Company's Board of Directors approved a plan of restructuring that included an approximate 15% reduction in the Company's workforce to decrease operating expenses associated with its systems product division. Charges during the second quarter will include costs for employee severance and expenses associated with the closure of two sales offices. Personnel reductions were made in the Company's sales, marketing, development and manufacturing departments.

                       VIEWCAST.COM, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

         The accompanying consolidated financial statements include the accounts of ViewCast.com, Inc. (VCST), and its wholly-owned subsidiaries, ViewCast Online Solutions, Inc. (ViewCast Online, formerly Viewpoint Systems, Inc.), VideoWare, Inc. (VideoWare) and Osprey Technologies, Inc. (Osprey) (collectively, the Company). The Company operates in one business segment and is engaged in designing, developing and marketing advanced, standards-based video products and services that enable video communication over the Internet and corporate networks. The Company's Viewpoint VBX(TM) video distribution system, Osprey(R) line of video capture cards and video compression-decompression cards ("codecs") and Niagara(R) line of Internet encoding and streaming video servers deliver business applications for video conferencing, video broadcasting, video-based training, distance learning, telemedicine, surveillance and Internet and intranet video communications. The Company's ViewCast Online business provides rich media products and application services for business to business encoding and streaming of video content over the Internet and corporate intranets. The Company markets its products and services directly to end-users, through original equipment manufacturers, value-added resellers and computer system integrators, worldwide.

     This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including, but not limited to, statements containing the words "will" and "expects" and similar words, which involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, product demand and market acceptance risks, the impact of competitive products and pricing, product development, commercialization and technological difficulties, capacity and supply constraints or difficulties, general business and economic conditions, the effect of the Company's accounting policies and other risks detailed in the Company's Annual Report on Form 10-K for the year ended December 31, 2000, as amended, the Registration Statements on Forms S-3 filed on April 26, 2000 and June 30, 2000 and other filings with the Securities and Exchange Commission.


RESULTS OF OPERATIONS

Quarter Ended March 31, 2001 compared to Quarter Ended March 31, 2000.

     Net Loss. Net loss for the quarter ended March 31, 2001 increased $413,435, or 20.0%, to $2,484,019 from $2,070,584 in the first quarter of 2000. The increase in net loss for the quarter reflects increases in operating expenses, partially offset by increases in net sales and gross margin.

     Net Sales. Net sales for the quarter ended March 31, 2001 increased 21.3% to $2,349,764 from $1,936,658 reported during the same period last year. The increase is attributed principally to growth in sales of the Company's Osprey(R) subsystem board products.

     * First Quarter 2001 vs. First Quarter 2000 - Osprey(R) Subsystem Products. During the first quarter of 2001, sales of Osprey codecs and video capture cards increased 34.5% over 2000 levels and represented 82.2% of quarterly revenues compared to 74.2% of revenues in the first quarter of 2000. The increase is attributed primarily to new product introductions of the Osprey(R)- 210, Osprey(R)-220, Osprey(R)-500 and Osprey(R)-2000 which had no comparable sales during the first quarter of 2000. In late March 2001, the Company introduced its Osprey(R)-2000 line of subsystem products that capture and encode rich media in high-quality MPEG-1 and MPEG-2 formats and are

                       VIEWCAST.COM, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (CONTINUED)


          compatible with the latest versions of Real Video and Windows Media streaming formats. The Osprey(R)-2000 line gives professional broadcasters the ability to encode and archive video content in a high quality MPEG standards and then later repurpose it for lower bandwidth applications, such as streaming video from websites. Sales for Osprey(R)-2000 products during the first quarter of 2001 represented 11.6% of total subsystem revenues. During the first quarter of 2001, the Company experienced sales growth through its distributions channels both domestically and in Western Europe and expects sales of its subsystem products to continue to increase over 2000 levels as the streaming media marketplace matures and the economy improves.

     * First Quarter 2001 vs. First Quarter 2000 - Niagara(R) Streaming/Encoding Systems and Viewpoint VBX(TM) Video Distribution Systems. During the quarter ended March 31, 2001, combined systems sales totaled $347,414 and represented 14.8% of quarterly revenues compared to $360,056 and 18.6% of total revenues during the first quarter of 2000. System revenues have been impacted by the economic slowdown and the general softening and postponement of information technology spending, especially in the financial services sector. To address the decline in system revenues, in March 2001, the Company introduced its new ViewCast Niagara(R) Streaming and Encoding Systems which are fully integrated rack mount, portable and desktop platforms that allow corporations, broadcasters, productions houses, Internet ASPs and content producers to stream live video content or create archived video-on-demand content for viewing over the Internet or Corporate intranets. Niagara's exclusive StreamControl(TM) software allows remote encoder control and monitoring across any network using industry standard protocols. The Niagara(R) family of products incorporates the performance of the Osprey(R)-220, Osprey(R)-500 or Osprey(R)-2000 into its capabilities. Sales of the Company's VBX(TM) Systems increased slightly over 2000 levels, but were not in line with expectations. In April 2001, the Company announced a workforce reduction of approximately 15% to trim operating expenses associated with the product line and to focus its sales and marketing efforts on education/distance learning, broadband to narrowband gateway, and telejustice applications.

     * First Quarter 2001 vs. First Quarter 2000 - Other Revenues. Other revenues consisting of software maintenance, training, engineering consulting fees and professional services amounted to $69,750 for the quarter ended March 31, 2001 and represented 3.0% of quarterly revenues compared to 7.2% of total revenues during the first quarter of 2000. Other revenues during the first quarter of 2000 included $85,000 of engineering consulting fees with no comparable sales the first quarter of 2001.


       Cost of Goods Sold. Cost of goods sold increased $164,318 to $1,031,029 during the quarter ended March 31, 2001 compared to the same period in 2000, primarily due to the increase in net sales described above. Gross profit margin for the quarter ended March 31, 2001 was 56.1%, representing an increase from the 55.2% margin reflected in the same period in 2000. The improved gross margin in the first quarter of 2001 is attributed to new subsystem products with improved profit margins. The Company anticipates that, over the first half of 2001, its margins will remain in the 51% - 56% range.

     Selling, General and Administrative Expense. Selling, general and administrative expenses increased from $2,092,397 in the first quarter of 2000 to $2,325,758 in the first quarter of 2001 primarily due to growth in labor and related activities associated with the Company's sales, marketing and customer support departments. Subsequent to the first quarter of 2001, the Company's Board of Directors approved a plan of restructuring that included an approximate 15% reduction of the Company's workforce in April 2001 to decrease operating expenses associated with its systems product division. Charges during the second quarter will likely include restructuring charges for employee severance and expenses associated with the closure of two sales offices. Personnel reductions were made in the Company's sales, marketing, development and manufacturing departments.

                       VIEWCAST.COM, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (CONTINUED)


     Research and Development Expense. Research and development expense during the current quarter increased approximately 31.2% compared to the first quarter of 2000 reflecting an increase in hardware and software engineers and expenses associated with the development, testing and certification of the Company's Osprey(R)-2000 line of video capture cards, the Niagara(R) line of streaming encoders and streaming servers, and the continued development of ViewCast Online business applications and systems.

     Other Income (Expense). For the quarter ended March 31, 2001, other income (expense) increased by $70,867 to $78,807, primarily due to the addition of interest expense and amortization of debt issue costs associated with the Company's 7% Senior Convertible Debentures and the reduction of interest income earned on the Company's cash and cash equivalents during the first quarter of 2001.


LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary sources of funds for conducting its business activities are from operations, the sale of its debt and equity securities and from borrowings under its working capital line of credit. The Company requires liquidity and working capital primarily to fund operating losses, increase inventories and accounts receivable associated with sales growth, develop its products, service debt and for capital expenditures.

     Net cash used in operating activities for the three months ended March 31, 2001 totaled $3,147,085 due primarily to the net loss of $2,484,019, offset in part by non-cash operating expenses of $250,670, and to changes in operating assets and liabilities of $913,736, principally due to increases in inventory of newly released products.

     Investing activities utilized cash of $220,551 during the three months ended March 31, 2001 for capital expenditures for computer equipment, test equipment and purchased software to aid the development and testing of the Company's products; for demonstration equipment to showcase its products; and for capitalization of software development costs associated with the ViewCast Online's streaming media software applications.

     During the first quarter of 2000, financing activities generated cash in the amount of $1,052,964 principally from proceeds from short-term borrowings and sale of common stock under the terms of the Company's Employee Stock Purchase Plan ("ESPP"). During March 2001, the Company borrowed an additional $1.0 million under the terms of its working capital credit facility primarily to fund inventory purchases of its Osprey(R)-500 and Osprey(R)-2000 subsystem products. Also, during the offering period ended March 31, 2001, the Company received $66,744 from the issuance 106,954 shares of common stock pursuant to the Company's ESPP.

     The Company classifies its equity securities that are free of trading restrictions, or to become free of trading restrictions within one year, as "available for sale". Available for sale securities are carried at fair value based on quoted market prices and unrealized gains and losses are accumulated in other comprehensive income, which is a separate component of stockholders' equity. If a market value adjustment results in a loss of value due to an other-than-temporary impairment, a loss will be transferred from accumulated other comprehensive income and charged to other income in the consolidated statement of operations. Available for sale securities is comprised exclusively of shares of TekInsight.com, Inc. ("TEKS") common stock acquired through a strategic business alliance in September 1998. As of September 2000, all TEKS shares were free of trading restrictions. The quoted market price of TEKS shares at December 31, 2000, March 31, 2001 and April 30, 2001 was $0.88, $1.32, and
$2.45, respectively.

                       VIEWCAST.COM, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (CONTINUED)


    At March 31, 2001, the Company had working capital of $1,895,030 compared to $3,929,039 at December 31, 2000 and cash and cash equivalents of $1,583,504 at March 31, 2001 compared to $3,898,176 at December 31, 2000. The Company experienced a sales increase of 21.3% during the first quarter of 2001 compared to the first quarter of 2000 and, while wary of current economic conditions, anticipates that revenues will continue to grow during the remainder of 2001 with the introduction of new products and services. The Company also anticipates that losses will continue during 2001 until such time as total profit margins from the sales of its products exceed its total development, selling, administrative and financing costs. In April 2001, the Company's Board of Directors approved a plan of restructuring that included an approximate 15% reduction in the Company's workforce to decrease operating expenses associated with its systems product division and expects significantly improved financial results beginning in the third quarter of 2001.

     In October of 1998, the Company entered into a working capital line of credit financing arrangement with an entity controlled by one of its principal stockholders, who is currently Chairman of the Board. In February 2001, the Company amended the facility to increase the credit line commitment from $9.0 million to $12.0 million, extend the maturity date of the agreement to January 31, 2002, or March 15, 2003 in certain circumstances, and expand the asset base for lending to include TEKS shares owned by the Company. The availability of funds under this facility is subject to certain borrowing base limitations based principally on outstanding accounts receivable and inventory. At March 31, 2001, the Company had utilized $3.41 million of the facility and plans to further utilize the facility to fund future growth.

     The Company utilizes significant capital to design, develop and commercialize its products. During the remainder of 2001, the Company intends to fund sales growth and related operation activities by utilizing its working capital line of credit and cash contributed from operations. The Company may need additional capital to develop and introduce new products and services, to enhance existing product offerings, and to address unanticipated competitive threats, technical problems, economic conditions or for other requirements. We anticipate that if additional capital is required such financing may include the issuance of convertible debt, convertible preferred stock or other equity securities in exchange for a cash investment in the Company. There can be no assurance that any such additional financing will be available to us on acceptable terms, or at all. Additional equity financing may involve substantial dilution to our then existing stockholders. In the event we are unable to raise additional capital, we may be required to substantially reduce or curtail our activities.

     At March 31, 2001, we had no material commitments for capital expenditures.




ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     In management's opinion, there has been no material change in market risk since disclosed in Item 7A of the Company's Annual Report on Form 10-K, as amended, for the year ended December 31, 2000.

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

             (a) Exhibits filed with this report:
                      (None)

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

                                            ViewCast.com, Inc.
                                            ------------------
                                            (Registrant)




                                            BY:

Date: May 14, 2001                          /s/ Laurie L. Latham
                                            --------------------
                                            Laurie L. Latham
                                            Chief Financial Officer
                                            Principal Financial Officer