Form 10-Q
period 2001-06-30
VIEWCAST COM INC
filed 2001-08-14
CIK 921313

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
         (Mark One)
         [X]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2001
                                                 -------------

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

As of August 10, 2001, 17,377,774 shares of the Registrant's common stock were outstanding.

                       VIEWCAST.COM, INC. AND SUBSIDIARIES
                               INDEX TO FORM 10-Q

PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements
    Consolidated Balance Sheets at December 31, 2000 and
     June 30, 2001 ...................................................................................................3
    Consolidated Statements of Operations for the Three and Six Months
       ended June 30, 2000 and 2001 (Unaudited) ......................................................................4
    Consolidated Statements of Stockholders' Equity for the
        Six Months ended June 30, 2001 (Unaudited) ...................................................................5
    Consolidated Statements of Cash Flows for the Six Months ended June 30, 2000 and 2001 (Unaudited) ..........................................................................................6
    Notes to the Consolidated Financial Statements....................................................................7

  Item 2.  Management's Discussion and Analysis of Financial Condition
    and Results of Operations .......................................................................................11

PART II. OTHER INFORMATION ..........................................................................................16

SIGNATURES ..........................................................................................................18

                       VIEWCAST.COM, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                            DECEMBER 31,        JUNE 30,
                                                                               2000               2001
                                                                            ------------      ------------
                             ASSETS                                                            (UNAUDITED)
Current assets:
  Cash and cash equivalents                                                 $  3,898,176      $    397,319
  Available-for-sale securities                                                1,085,271         2,668,325
  Accounts receivable, less allowance for  doubtful accounts of $177,000 and $133,000 at December 31, 2000 and
     June 30, 2001 (unaudited), respectively                                   1,241,784           926,303
  Inventory                                                                    2,942,621         3,919,046
  Prepaid expenses                                                               242,457           231,044
                                                                            ------------      ------------
      Total current assets                                                     9,410,309         8,142,037

Property and equipment, net                                                    1,504,753         1,375,284
Software development costs, net                                                  494,447           492,724
Deferred charges                                                                 231,768           197,003
Deposits                                                                          72,302            48,272
                                                                            ------------      ------------

      Total assets                                                          $ 11,713,579      $ 10,255,320
                                                                            ============      ============

              LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                          $  1,432,016      $  1,273,617
  Accrued compensation                                                           462,573           429,197
  Deferred revenue                                                               351,659           246,118
  Other accrued liabilities                                                      824,195           582,723
  Shareholder line of credit                                                   2,408,827         4,701,213
  Short-term debt, other                                                           2,000             2,000
                                                                            ------------      ------------
      Total current liabilities                                                5,481,270         7,234,868

Long-term debt                                                                   950,000           950,000

Commitments

Stockholders' equity:
  Convertible preferred stock, $.0001 par value:
    Authorized shares - 5,000,000
      Series B - issued and outstanding shares -  945,000 at
          December 31, 2000 and June 30, 2001 (unaudited), respectively               95                95
  Common stock, $.0001 par value:
    Authorized shares - 40,000,000
    Issued and outstanding shares -  17,140,468 and 17,639,271
      at December 31, 2000 and June 30, 2001 (unaudited), respectively             1,714             1,764
  Additional paid-in capital                                                  52,770,321        53,221,349
  Unrealized loss on securities reported at fair value and accumulated
      other comprehensive income                                                (950,229)          774,677
  Accumulated deficit                                                        (46,527,686)      (51,915,527)
  Treasury stock,  261,497 shares at December 31, 2000 and
      June 30, 2001 (unaudited)                                                  (11,906)          (11,906)
                                                                            ------------      ------------
      Total stockholders' equity                                               5,282,309         2,070,452
                                                                            ------------      ------------

      Total liabilities and stockholders' equity                            $ 11,713,579      $ 10,255,320
                                                                            ============      ============





                             See accompanying notes.

                       VIEWCAST.COM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                        FOR THE THREE MONTHS ENDED         FOR THE SIX MONTHS ENDED
                                                   JUNE 30,                      JUNE 30,
                                        ----------------------------     ---------------------------------
                                            2000            2001            2000           2001
                                        ------------    ------------    ------------    ------------


NET SALES                               $  2,360,138    $  1,826,212    $  4,296,796    $  4,175,976

Cost of goods sold                         1,146,491         749,388       2,013,202       1,780,417
                                        ------------    ------------    ------------    ------------

GROSS PROFIT                               1,213,647       1,076,824       2,283,594       2,395,559

Operating expenses:
  Selling, general and administrative      2,385,411       2,147,040       4,477,808       4,472,798
  Research and development                 1,054,653       1,089,240       1,946,722       2,259,230
  Restructuring charge                            --          37,433              --          37,433
  Depreciation and amortization              176,320         231,492         324,443         459,691
                                        ------------    ------------    ------------    ------------
      Total operating expenses             3,616,384       3,505,205       6,748,973       7,229,152
                                        ------------    ------------    ------------    ------------

OPERATING LOSS                            (2,402,737)     (2,428,381)     (4,465,379)     (4,833,593)

Other income (expense):
  Dividend and interest income               119,640           4,172         181,935          30,976
  Interest expense                          (166,823)       (152,039)       (237,058)       (257,650)
  Other                                           --          47,319              --          47,319
                                        ------------    ------------    ------------    ------------
      Total other income (expense)           (47,183)       (100,548)        (55,123)       (179,355)
                                        ------------    ------------    ------------    ------------

NET LOSS                                $ (2,449,920)   $ (2,528,929)   $ (4,520,502)   $ (5,012,948)
                                        ============    ============    ============    ============

NET LOSS PER SHARE: BASIC AND DILUTED   $      (0.17)   $      (0.16)   $      (0.32)   $      (0.33)
                                        ============    ============    ============    ============

WEIGHTED AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING                     15,547,614      16,990,231      15,195,411      16,934,908
                                        ============    ============    ============    ============




                             See accompanying notes.
                                        4

                       VIEWCAST.COM, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY - (CONTINUED)
                 FOR THE SIX MONTHS ENDED JUNE, 2001 (UNAUDITED)


                                                    CONVERTIBLE                                           ADDITIONAL
                                                  PREFERRED STOCK               COMMON STOCK               PAID-IN
                                               SHARES        PAR VALUE       SHARES        PAR VALUE       CAPITAL
                                            ------------    ------------   ------------   ------------   ------------

BALANCE, DECEMBER 31, 2000                       945,000    $         95     17,140,468   $      1,714   $ 52,770,321

  Value of options issued for
      consulting services                             --              --             --             --          7,430

  Sale of common stock, employee
     stock purchase plan                              --              --        106,954             11         66,763

  Convertible preferred stock
     dividends - Series B                             --              --        391,849             39        376,835

  Unrealized gain (loss) on securities
     reported at fair value                           --              --             --             --             --
  Foreign currency translation adjustment             --              --             --             --             --
  Net loss                                            --              --             --             --             --

          Comprehensive loss

                                            ------------    ------------   ------------   ------------   ------------
BALANCE, JUNE 30, 2001                           945,000    $         95     17,639,271   $      1,764   $ 53,221,349
                                            ============    ============   ============   ============   ============

                                                  OTHER                                          TOTAL
                                              COMPREHENSIVE   ACCUMULATED      TREASURY       STOCKHOLDERS'
                                              INCOME (LOSS)      DEFICIT         STOCK           EQUITY
                                              ------------    ------------    ------------    ------------

BALANCE, DECEMBER 31, 2000                    $   (950,229)   $(46,527,686)   $    (11,906)   $  5,282,309

  Value of options issued for
      consulting services                               --              --              --           7,430

  Sale of common stock, employee
     stock purchase plan                                --              --              --          66,774

  Convertible preferred stock
     dividends - Series B                               --        (374,893)             --           1,981

  Unrealized gain (loss) on securities
     reported at fair value                      1,744,304              --              --       1,744,304
  Foreign currency translation adjustment          (19,398)             --              --         (19,398)
  Net loss                                              --      (5,012,948)             --      (5,012,948)
                                                                                              ------------
          Comprehensive loss                                                                    (3,288,042)
                                              ------------    ------------    ------------    ------------
BALANCE, JUNE 30, 2001                        $    774,677    $(51,915,527)   $    (11,906)   $  2,070,452
                                              ============    ============    ============    ============



                             See accompanying notes.
                                        5

                       VIEWCAST.COM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                   FOR THE SIX MONTHS ENDED
                                                                           JUNE 30,
                                                               -------------------------------
                                                                   2000               2001
                                                               ------------       ------------
OPERATING ACTIVITIES:
  Net loss                                                     $ (4,520,502)      $ (5,012,948)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depreciation of fixed assets                                  271,592            366,241
      Amortization of software development costs                     52,851             93,450
      Non-cash charges to interest expense                           40,401             34,765
      Non-cash consulting fees exchanged for options                 19,367              7,430
      Non-cash gain on available-for-sale securities                     --            (47,425)
      Changes in operating assets and liabilities:
        Accounts receivable                                        (351,238)           315,481
        Inventory                                                    65,147           (976,425)
        Prepaid expenses                                           (114,942)            11,413
        Deposits                                                     (3,033)            24,030
        Accounts payable                                             93,467           (158,399)
        Accrued compensation                                         33,937            (33,376)
        Deferred revenue                                            127,575           (105,541)
        Other accrued liabilities                                   248,331           (239,491)
                                                               ------------       ------------
               Net cash used in operating activities             (4,037,047)        (5,720,795)
                                                               ------------       ------------

INVESTING ACTIVITIES:
  Purchase of property and equipment                               (278,241)          (236,772)
  Software development costs                                        (41,815)           (91,727)
                                                               ------------       ------------
               Net cash used in investing activities               (320,056)          (328,499)
                                                               ------------       ------------

FINANCING ACTIVITIES:
  Net proceeds from the exercise of options and warrants          3,990,988                 --
  Proceeds from the issuance of long-term debt                    3,480,154                 --
  Proceeds from shareholder line of credit                               --          2,292,386
  Proceeds from the sale of available-for-sale securities                --            208,675
  Net proceeds for the sale of common stock                          74,068             66,774
  Repayment of short-term debt-other                                 (2,422)                --
  Foreign currency translation adjustment                            (9,199)           (19,398)
                                                               ------------       ------------
               Net cash provided by financing activities          7,533,589          2,548,437
                                                               ------------       ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS              3,176,486         (3,500,857)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                    4,315,980          3,898,176
                                                               ------------       ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                       $  7,492,466       $    397,319
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

         The financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000, as amended, filed with the Securities and Exchange Commission.

         The Company utilizes significant capital to design, develop and commercialize its products. During the remainder of 2001, the Company intends to fund sales growth and related operation activities by utilizing its working capital line of credit, cash contributed from operations and sales of its available-for-sale securities. The Company may require additional capital to develop and introduce new products and services, to enhance existing product offerings, to address unanticipated competitive threats, technical problems, adverse economic conditions or for other requirements. If additional financing is needed, there can be no assurance that any such additional financing will be available to the Company on acceptable terms, or at all. These financial statements do not reflect any adjustments which might be required should the Company be unable to obtain such financing.


2.  INVENTORIES

         Inventory is comprised primarily of purchased electronic components and computer system products, along with related documentation manuals and packaging materials and consists of the following:


                                          DECEMBER 31,        JUNE 30,
                                              2000              2001
                                         -------------      -------------
                                                             (UNAUDITED)

Purchased materials                      $     793,895      $     768,104
Finished goods                               2,148,726          3,150,942
                                         -------------      -------------
                                         $   2,942,621      $   3,919,046
                                         =============      =============


         Inventory at December 31, 2000 and June 30, 2001 is presented net of reserves of $283,751 and $300,346, respectively. Reserves are provided for lower of cost or market adjustments, obsolescence and for slow moving and damaged inventory.


3.  SHORT-TERM DEBT

         During March through June 2001, the Company borrowed an additional $2.29 million pursuant to the terms of its existing line of credit financing arrangement with an entity controlled by a principal shareholder and the Chairman of the Board of the Company. In February 2001, the Company amended the facility to increase the credit line commitment from $9.0 million to $12.0 million, extend the maturity date of the

                      VIEWCAST.COM, INC. AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


agreement to January 31, 2002, or March 15, 2003 in certain circumstances, and expand the asset base for lending to include certain marketable securities owned by the Company. The line of credit facility bears interest at 12% per annum and is secured by all assets of the Company. The availability of funds under the facility is subject to certain borrowing base limitations based principally on qualifying accounts receivable, inventory and marketable securities owned by the Company. Proceeds are being used primarily to fund inventory purchases related to new product introductions. At June 30, 2001, the outstanding balance of the note was $4.7 million.


4.  SHAREHOLDERS' EQUITY - COMMON STOCK

         During the offering period ended March 31, 2001, the Company received gross proceeds of $66,744 from the sale of 106,984 shares of common stock to employees pursuant to the Company's Employee Stock Purchase Plan ("ESPP"). The employee purchase price for the offering period was $0.624 per share. In October 2000, the Board of Directors of the Company amended the ESPP to change the commencement dates of the six-month offering periods from April 1 and November 1 to March 1 and October 1 of each year.

         During June 2001, the Company issued 391,849 shares of Company common stock to Series B preferred shareholders of record on June 1, 2001 as payment of $376,874 of 8.0% accrued dividends for the six months ended June 15, 2001. The computed common stock value of $0.962 per share was based on an average of common stock market prices for 20 consecutive stock exchange business days ending ten stock exchange business days prior the dividend payment date.


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

         Loss per share calculations for the three and six months ended June 30, 2000 and 2001 are as follows:


VIEWCAST.COM, INC AND SUBSIDIARIES
EPS TABLE 6/30/01


                                                      THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                            JUNE 30,                             JUNE 30,
                                                -------------------------------       -------------------------------
                                                    2000               2001              2000                2001
                                                ------------       ------------       ------------       ------------
Net loss                                        $ (2,449,920)      $ (2,528,929)      $ (4,520,502)      $ (5,012,948)

Preferred dividends and
  accretion of issue costs                          (187,967)          (252,310)          (375,934)          (502,549)
                                                ------------       ------------       ------------       ------------

Net loss applicable to
  common shareholders                           $ (2,637,887)      $ (2,781,239)      $ (4,896,436)      $ (5,515,497)
                                                ============       ============       ============       ============

Weighted average number
   of common shares outstanding                   15,547,614         16,990,231         15,195,411         16,934,908
                                                ============       ============       ============       ============

Loss per share as reported in the
   financial statements: basic and diluted      $      (0.17)      $      (0.16)      $      (0.32)      $      (0.33)
                                                ============       ============       ============       ============

                      VIEWCAST.COM, INC. AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


6.  COMPREHENSIVE INCOME

         The Company translates assets and liabilities of its foreign operations, whose functional currency is the local currency, at quarter-end exchange rates. Revenues and expenses are translated at the average rates of exchange prevailing during the quarter. Adjustments resulting from translating the financial statements of foreign operations are accumulated in other comprehensive income, which is reflected as a separate component of stockholders' equity. Additionally, the Company classifies equity securities it owns that are free of trading restrictions or to become free of trading restrictions within one year as "available for sale". Available for sale securities are carried at fair value based on quoted market prices and unrealized gains and losses are accumulated in other comprehensive income, which is a separate component of stockholders' equity. If a market value adjustment results in a loss of value due to an other-than-temporary impairment, a loss will be transferred from accumulated other comprehensive income and charged to other income in the consolidated statement of operations. Available for sale securities is comprised exclusively of shares of TekInsight.com, Inc. ("TEKS") common stock acquired through a strategic business alliance in September of 1998. The quoted market price of TEKS shares at December 31, 2000, June 30, 2001 and July 31, 2001 was $0.88, $2.34, and $2.18, respectively. In June 2001, the Company sold 100,000 shares of TEKS stock at selling prices that averaged $2.09 per share. Realized gains on the stock transactions totaled $47,425.


         Components of other comprehensive income (loss) for the six months ended June 30, 2000 and 2001 are as follows:


                                                   ---------------------------------
                                                       FOR THE SIX MONTHS ENDED
                                                               JUNE 30,
                                                   ---------------------------------
                                                      2000                 2001
                                                   -------------       -------------
Unrealized gain on available-for-sale
  securities                                       $      78,139       $   1,744,304
Foreign currency translation
  adjustment                                              (9,199)            (19,398)
                                                   -------------       -------------
     Other elements of comprehensive
       income (loss)                               $      68,940       $   1,724,906
                                                   =============       =============

7.  NEW ACCOUNTING STANDARDS.

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 133 was adopted by the Company in January 1, 2001. SFAS No. 133, as amended, requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and the type of hedge transaction. The ineffective portion of all hedges will be recognized in earnings. During the six months ended June 30, 2001, the Company had no hedging transactions and the adoption of this standard is not expected to have a significant impact on the Company's financial position, results of operations or cash flows in the near future.

         In June 2001, FASB issued SFAS No. 141, Business Combinations, which addresses financial accounting and reporting for business combinations. Under SFAS No. 141 all business combinations initiated after June 30, 2001 and business combinations with a date of acquisition of July 1, 2001 or later are to be accounted for using the purchase method of accounting. During the six months ended June 30, 2001, the Company had no business combination transactions and the adoption of this standard by the Company is not expected to have a significant impact on the Company's financial position, results of operations or cash flows.

                      VIEWCAST.COM, INC. AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED



     In June 2001, FASB issued SFAS No. 142, " Goodwill and Other Intangible Assets", which addresses accounting and reporting for intangible assets acquired individually or with a group of other assets, other than those acquired in a business combination, at acquisition and accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. Under SFAS No. 142, goodwill and certain other intangible assets will no longer be amortized but will remain on the balance sheet and will be reviewed for impairment using the guidance as established in this Statement. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 except for goodwill and intangibles acquired after June 30, 2001, which will be immediately subject to the nonamortization and amortization provisions of this Statement. The adoption of this standard by the Company is not expected to have a significant impact on the Company's financial position, results of operations or cash flows.


8.  RESTRUCTURING CHARGE

     In April 2001, the Company's Board of Directors approved a plan of restructuring that included a 15% reduction in the Company's workforce to decrease operating expenses associated with its systems product division. Charges during the second quarter included costs of $37,433 primarily for employee severance. Personnel reductions were made in the Company's sales, marketing, development and manufacturing departments. At June 30, 2001 the Company had no accrued restructuring charges.

                       VIEWCAST.COM, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

         The accompanying consolidated financial statements include the accounts of ViewCast.com, Inc. (ViewCast or VCST), and its wholly-owned subsidiaries, ViewCast Online Solutions, Inc. (ViewCast Online), VideoWare, Inc. (VideoWare) and Osprey Technologies, Inc. (Osprey) (collectively, the Company). ViewCast.com, Inc., doing business as ViewCast Corporation, operates in one business segment and, develops and markets a variety of products and services that enable video networked solutions. We are a leading global provider of enterprise-wide, digital video communication solutions for both real-time and on-demand applications. ViewCast maximizes the value of video through its vertically integrated products and services: Osprey(R) Video provides the streaming media industry's de facto standard capture cards, Niagara(TM) Systems provides integrated solutions for encoding and streaming of rich media content, Viewpoint VBX(TM) Systems delivers a wide array of video solutions for both digital and analog enterprise video communication, and ViewCast Online Solutions provides a rich media Application Service Provider ("ASP") solution for Business to Business ("B2B") and media communication needs. From streaming digital video on the Internet to distribution of broadcast-quality video throughout the corporate enterprise, plus comprehensive "click, create and view" video software applications, ViewCast provides the complete range of video solutions. We market and support our products and services either directly or through arrangements with leading OEMs, system integrators, resellers and application developers worldwide.

         Some of the statements in this Report on Form 10-Q under "Management's Discussion and Analysis of Financial Conditions and Results Of Operations" and elsewhere in the Report constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include statements regarding ViewCast's expectations, beliefs, hopes, intentions or strategies regarding the future. These statements involve known and unknown risks, uncertainties, and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, product demand and market acceptance risks, the impact of competitive products and pricing, product development, commercialization and technological difficulties, capacity and supply constraints or difficulties, general business and economic conditions, the availability of sufficient working capital, the ability to service our debt, continued significant losses, the effect of our accounting polices and other risks detailed in the Annual Report on Form 10-K for the year ended December 31, 2000, as amended, the Registration Statements on Form S-3 filed on April 26, 2000 and June 30, 2000 and other filings with the Securities and Exchange Commission.

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

                       VIEWCAST.COM, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (CONTINUED)


RESULTS OF OPERATIONS


         Net Sales. The Company reported second quarter and six month consolidated revenues of $1,826,212 and $4,175,976, respectively, a decrease of 22.6% and 2.8% compared to prior year periods due principally to current economic conditions creating a slower demand for corporate information technology ("IT") spending, most notably affecting sales of the Company's system products.

o Osprey(R) Subsystem Products. During the quarter and six months ended June 30, 2001, sales of Osprey codecs and video capture cards increased 4.8% and 19.3%, respectively over 2000 levels and represented 85.7% and 83.8%, respectively, of current period revenues. The increase is attributed primarily to new product introductions of the Osprey(R)-210, Osprey(R)-220 and Osprey(R)-2000 which had no comparable sales during the first quarter of 2000. In late March 2001, the Company introduced its Osprey(R)-2000 line of subsystem products that capture and encode rich media in high-quality MPEG-1 and MPEG-2 formats and are compatible with the latest versions of Real Video and Windows Media streaming formats. The Osprey(R)-2000 line gives professional broadcasters the ability to encode and archive video content in high quality MPEG standards and then later repurpose it for lower bandwidth applications, such as streaming video from websites. During the 2nd quarter of 2001, the Company experienced sales growth through distribution channels in Europe and the Pacific Rim while domestic channel sales declined due to economic conditions. The Company, however, expects sales of its subsystem products to continue to increase over 2000 levels as the streaming media marketplace matures and the economy improves.

o Niagara(R) Streaming/Encoding Systems and Viewpoint VBX(TM) Video Distribution Systems. During the quarter and six months ended June 30, 2001, combined systems sales totaled $141,997 and $489,411, respectively, a decrease of 78.5% and 52.0% compared to prior year periods. System revenues have been most clearly impacted by the economic slowdown and the general softening and postponement of IT spending, especially in the financial services sector. In March 2001, the Company introduced its new ViewCast Niagara(R) Streaming and Encoding Systems which are fully integrated rack mount and portable platforms that allow corporations, broadcasters, productions houses, Internet ASPs and content producers to stream live video content or create archived video-on-demand content for viewing over the Internet or Corporate intranets. Niagara's exclusive StreamControl SCX(TM) software allows remote encoder control and monitoring across networks using industry standard protocols, while its SimulStream(TM) software allows simultaneous multiple bit rate streaming in Real and Windows formats using only one capture card. The Niagara(R) family of products incorporates the performance of the Osprey(R)-220, Osprey(R)-500 or Osprey(R)-2000 into its capabilities. Sales of the Company's VBX(TM) Systems during the first half of 2001 were not in line with expectations. In April 2001, the Company announced a workforce reduction of approximately 15% to trim operating expenses associated with the product line and to focus its sales and marketing efforts on education/distance learning, broadband to narrowband gateway, certain financial opportunities, and telejustice applications. The Company is encouraged by increased system sales activity and product demonstrations early in the third quarter, and anticipates customer budget constraints to ease during the second half of 2001 to facilitate improved systems sales.

o Other Revenues. Other revenues consisting of software maintenance, training, engineering consulting fees and professional services amounted to $105,367 and $175,117 for the quarter and six months ended June 30, 2001, respectively, representing a decline of 48.8% and 49.3% compared to prior year periods. Other revenues during the first half of 2000 included $156,000 of engineering consulting fees associated with the contract development of the Osprey(R)-500 video capture card with no comparable sales the first half of 2001.

                       VIEWCAST.COM, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (CONTINUED)


         Cost of Goods Sold/Gross Margin. Cost of goods sold were $749,388 and $1,780,417 for the quarter and six months ended June 30, 2001, respectively, a decrease of 34.6% and 11.6% from prior year periods. Gross profit margin for the quarter and six months ended June 30, 2001, was 59.0% and 57.4%, respectively, improved from 51.4% and 53.1% reported in prior year periods. The improved gross margins during the first half of 2001 is attributed to increased unit sales of new subsystem products with improved profit margins. The Company anticipates that, over the remainder of 2001, its margins will remain in the 51% - 56% range.

         Selling, General and Administrative Expense. Selling, general and administrative expenses for the quarter and six months ended June 30, 2001 were $2,147,040 and $4,472,798, respectively, a decrease of 10.0% and 0.1% from prior year periods. The decrease is reflective of a restructuring plan initiated during the second quarter of 2001 to trim operating expenses associated with its systems product group. During the current quarter, the Company reduced sales and administrative costs approximately 12% while customer support and marketing expenses remained relatively unchanged compared to the second quarter a year ago.

         Research and Development Expense. Research and development expense for three and six months ended June 30, 2001 totaled $1,089,240 and $2,259,230, respectively, an increase of 3.3% and 16.1% over prior year periods reflecting an increase in hardware and software engineers and expenses associated with the development, testing and certification of the Company's Osprey(R)-2000 line of video capture cards, the Niagara(R) line of streaming encoders and streaming servers, and the continued development of ViewCast Online business applications and systems. The Company continues to invest heavily in new product development to ensure its ability to compete in many sectors of the video and audio streaming industry and to establish the Company as a leader in its target markets.

         Restructuring. In April 2001, the Company's Board of Directors approved a plan of restructuring that included an approximate 15% reduction of the Company's workforce to decrease operating expenses associated with its systems product division. Charges during the second quarter included restructuring costs for employee severance of $37,433. Personnel reductions were made in the Company's sales, marketing, development and manufacturing departments. The Company anticipates additional restructuring charges will be incurred during the third quarter of 2001 for severance and expenses associated with changes in its European sales operations.

         Other (Income) Expense. Total other expense for the quarter and six months ended June 30, 2001 totaled $100,548 and $179,355, respectively, an increase of 113.1% and 225.4% over prior year periods reflecting the addition of interest expense and amortization of debt issue costs associated with the Company's 7% Senior Convertible Debentures, interest from additional line-of-credit borrowings and reduction of interest income earned on the Company's cash and cash equivalents during the first half of 2001.

         Net Loss. Net loss for the quarter and six months ended June 30, 2001 was $2,528,929 and $5,012,948, respectively, an increase in loss of 3.2% and 10.9% from prior year periods. Net loss for the quarter and six months reflect decreases in net sales and increases in R&D expense, partially offset by declining SG&A expenses and improving gross margins.


LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary sources of funds for conducting its business activities are from sales of our products, the sale of its debt and equity securities and from borrowings under its working capital line of credit. The Company requires liquidity and working capital primarily to fund operating losses, increase inventories and accounts receivable associated with sales growth, develop its products, service debt and for capital expenditures.

                       VIEWCAST.COM, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (CONTINUED)


         Net cash used in operating activities for the six months ended June 30, 2001 totaled $5,720,795 due primarily to the net loss of $5,012,948, adjusted for non-cash operating expenses/gains of $454,461, and to changes in operating assets and liabilities of $1,162,308, principally due to increases in inventory of newly released products.

         Investing activities utilized cash of $328,499 during the six months ended June 30, 2001 for capital expenditures for computer equipment, test equipment and purchased software to aid the development and testing of the Company's products; for demonstration equipment to showcase its products; and for capitalization of software development costs associated with the ViewCast Online's streaming media software applications.

         During the first half of 2001, financing activities generated cash in the amount of $2,548,437 principally from proceeds from short-term borrowings, proceeds from the sale of TEKS stock and sale of common stock under the terms of the Company's Employee Stock Purchase Plan ("ESPP"). During March through June 2001, the Company borrowed $2.3 million under the terms of its working capital credit facility primarily to fund operating expenses and inventory purchases of its Osprey(R)-500 and Osprey(R)-2000 subsystem products. Also, during the offering period ended March 31, 2001, the Company received $66,744 from the issuance 106,954 shares of common stock pursuant to the Company's ESPP and in June 2001, received proceeds of $208,675 from the sale of TEKS stock.

         The Company classifies its equity securities that are free of trading restrictions, or to become free of trading restrictions within one year, as "available-for-sale". During September of 1998, the Company entered into a strategic business relationship with TekInsight.com, Inc. ("TEKS"), formerly Tadeo Holdings, Inc., that involved a stock purchase agreement whereby ViewCast acquired shares of TEKS common stock in exchange for of ViewCast Common Stock. Because all of the TEKS shares held by the Company are available for trading under Rule 144 of the Securities and Exchange Commission since September 2000, those shares are presented at their fair market value on the balance sheet as of December 31, 2000 and June 30, 2001. The quoted market price of TEKS shares at December 31, 2000, June 30, 2001 and July 31, 2001 was $0.88, $2.34, and $2.18,
respectively.

         At June 30, 2001, the Company had working capital of $907,169 compared to $3,929,039 at December 31, 2000 and cash, cash equivalents, and available-for sale securities of $3,065,644 at June 30, 2001 compared to $4,983,477 at December 31, 2000. The Company has experienced a modest sales decrease of 2.8% during the first half of 2001 compared to the first half of 2000 and, while wary of current economic conditions, anticipates that revenues will continue to grow during the remainder of 2001 with the introduction of new products and services and if economic conditions improve. The Company also anticipates that losses will continue during 2001 until such time as total profit margins from the sales of its products exceed its total development, selling, administrative and financing costs. In April 2001, the Company's Board of Directors approved a plan of restructuring that included an approximate 15% reduction in the Company's workforce to decrease operating expenses associated with its systems product division and expects continued cost reduction benefits from restructuring through the remainder of 2001.

         In October of 1998, the Company entered into a working capital line of credit financing arrangement with an entity controlled by one of its principal stockholders, who is currently Chairman of the Board. In February 2001, the Company amended the facility to increase the credit line commitment from $9.0 million to $12.0 million, extend the maturity date of the agreement to January 31, 2002, or March 15, 2003 in certain circumstances, and expand the asset base for lending to include TEKS shares owned by the Company. The availability of funds under this facility is subject to certain borrowing base limitations based principally on outstanding accounts receivable, inventory and market value of TEKS shares. At June 30,

2001, the Company had utilized $4.7 million of the facility and plans to further utilize the facility. At June 30, 2001, the Company had $450,000 available borrowing capacity under the working capital line.

         The Company utilizes significant capital to design, develop and commercialize its products. During the remainder of 2001, the Company intends to fund sales growth and related operation activities by utilizing its working capital line of credit, cash contributed from operations and sales of its available-for-sale securities. The Company may need additional capital to develop and introduce new products and services, to enhance existing product offerings, and to address unanticipated competitive threats, technical problems, economic conditions or for other requirements. We anticipate that as additional capital is required such financing may include the issuance of convertible debt, convertible preferred stock, exercise of warrants or other equity securities in exchange for a cash investment in the Company. There can be no assurance that any such additional financing will be available to us on acceptable terms, or at all. Additional equity financing may involve substantial dilution to our then existing stockholders. In response to the economic slowdown and to enhance financial performance and increase revenue, ViewCast intends to actively pursue other alternatives, including strategic merger and acquisition activities, to obtain cash, to build strong relationships and to secure a larger customer base. In the event we are unable to raise additional capital or execute other alternatives, we will be required to substantially reduce or curtail our activities.

         At June 30, 2001, the Company had no material commitments for capital expenditures.


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

         Item 1.  Legal Proceedings
                  (Not Applicable)

         Item 2.  Changes in Securities
                  (Not Applicable)

         Item 3.  Defaults Upon Senior Securities
                  (Not Applicable)

         Item 4.  Submission of Matters to a Vote of Security Holders

                  The Company held its Annual Meeting of Shareholders on June 27, 2001 and the following proposals were submitted to a vote by proxy of the shareholders of record on May 18, 2001:

                  Proposal No. 1. To elect the Board of Directors (four directors) to serve until the next Annual Meeting of Shareholders. The following persons were nominated for election as directors of the Company with the following voting results:


                                                      Shares
                                                      Voted                     Broker
                                         Shares      Against/       Share        Non-                   Total Shares
                Director Nominees      Voted For     Withheld    Abstentions     votes      Results      Represented
              --------------------     -----------  -----------  ------------- -----------  --------    -------------
              H.T. Ardinger, Jr.        13,893,947      12,294         88,045           -   Elected       13,994,286

              Joseph Autem              13,898,797      12,294         83,195           -   Elected       13,994,286

              George C. Platt           13,898,347      12,294         83,645           -   Elected       13,994,286

              David C. Tucker           13,906,597      12,294         75,395           -   Elected       13,994,286

              David A. Dean             13,896,797      12,294         85,195           -   Elected       13,994,286


                  Proposal No. 2. To increase the authorized shares reserved for the 1995 Employee Stock Purchase Plan from 500,000 shares to 1,000,000 shares:


                                                      Shares
                                                      Voted                      Broker
                                         Shares      Against/       Share         Non-                  Total Shares
                     Proposal          Voted For     Withheld     Abstentions     votes       Results   Represented
              ----------------------- ------------- -----------  ------------- ----------- ---------- ---------------
              Increase in ESPP
                Authorized Shares       11,891,421   1,740,332        362,533          --     Pass       13,994,286



                  Proposal No. 3. To ratify the appointment of Ernst & Young, LLP as the Company's independent public accountants for the year ending December 31, 2001. Voting results were as follows:


                                                      Shares
                                                      Voted                      Broker
                                         Shares      Against/       Share         Non-                  Total Shares
                     Proposal          Voted For     Withheld     Abstentions     votes       Results   Represented
              ----------------------- ------------- -----------  ------------- ----------- ---------- ---------------
              Ernst & Young,
               LLP Ratification         13,906,361       6,625         81,300           -    Pass         13,994,286

                       VIEWCAST.COM, INC. AND SUBSIDIARIES
                         OTHER INFORMATION - (CONTINUED)



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

                                             ViewCast.com, Inc.
                                             ------------------
                                             (Registrant)




                                             BY:

Date: August 14, 2001                        /s/ Laurie L. Latham
                                             ---------------------------
                                             Laurie L. Latham
                                             Chief Financial Officer
                                             Principal Financial Officer