Form 10-Q
period 2001-09-30
VIEWCAST COM INC
filed 2001-11-14
CIK 921313

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             (Mark One)

             [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2001

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

As of November 7, 2001, 17,494,708 shares of the Registrant's common stock were outstanding.

                       VIEWCAST.COM, INC. AND SUBSIDIARIES
                               INDEX TO FORM 10-Q


PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements
    Consolidated Balance Sheets at December 31, 2000 and
     September 30, 2001 (Unaudited)...........................................................................3
    Consolidated Statements of Operations for the Three and Nine Months
       ended September 30, 2000 and 2001 (Unaudited)..........................................................4
    Consolidated Statements of Stockholders' Equity for the
        Nine Months ended September 30, 2001 (Unaudited)......................................................5
    Consolidated Statements of Cash Flows for the Nine Months ended September
       30, 2000 and 2001 (Unaudited)..........................................................................6
    Notes to Consolidated Financial Statements................................................................7

  Item 2.  Management's Discussion and Analysis of Financial Condition
    and Results of Operations................................................................................12

PART II. OTHER INFORMATION...................................................................................18

SIGNATURES...................................................................................................19

                       VIEWCAST.COM, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                     DECEMBER 31,     SEPTEMBER 30,
                                                                                         2000              2001
                                                                                     ------------     -------------
                             ASSETS                                                                    (UNAUDITED)
Current assets:
  Cash and cash equivalents                                                          $  3,898,176      $    248,163
  Available-for-sale securities                                                         1,085,271         1,938,527
  Accounts receivable, less allowance for  doubtful accounts of $177,000 and $154,500 at December 31, 2000 and
     September 30, 2001 (unaudited), respectively                                       1,241,784           744,566
  Inventory                                                                             2,942,621         3,508,913
  Prepaid expenses                                                                        242,457           207,665
                                                                                     ------------      ------------
      Total current assets                                                              9,410,309         6,647,834

Property and equipment, net                                                             1,504,753         1,241,597
Software development costs, net                                                           494,447           443,361
Deferred charges                                                                          231,768           179,620
Deposits                                                                                   72,302            46,586
                                                                                     ------------      ------------

      Total assets                                                                   $ 11,713,579      $  8,558,998
                                                                                     ============      ============

              LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                                   $  1,432,016      $  1,088,291
  Accrued compensation                                                                    462,573           389,009
  Deferred revenue                                                                        351,659           214,330
  Other accrued liabilities                                                               824,195         1,041,400
  Shareholder line of credit                                                            2,408,827         5,887,223
  Short-term debt, other                                                                    2,000             2,000
                                                                                     ------------      ------------
      Total current liabilities                                                         5,481,270         8,622,253

Long-term debt                                                                            950,000           950,000

Commitments

Stockholders' equity:
  Convertible preferred stock, $.0001 par value:
    Authorized shares - 5,000,000
      Series B - issued and outstanding shares -  945,000 at
          December 31, 2000 and September 30, 2001 (unaudited), respectively                   95                95
  Common stock, $.0001 par value:
    Authorized shares - 40,000,000
    Issued and outstanding shares -  17,140,468 and 17,672,603
      at December 31, 2000 and September 30, 2001 (unaudited), respectively                 1,714             1,767
  Additional paid-in capital                                                           52,770,321        53,248,688
  Unrealized gain (loss) on securities reported at fair value and accumulated
      other comprehensive income                                                         (950,229)           48,331
  Accumulated deficit                                                                 (46,527,686)      (54,300,230)
  Treasury stock,  261,497 shares at December 31, 2000 and
      September 30, 2001 (unaudited)                                                      (11,906)          (11,906)
                                                                                     ------------      ------------
      Total stockholders' equity                                                        5,282,309        (1,013,255)
                                                                                     ------------      ------------

      Total liabilities and stockholders' equity                                     $ 11,713,579      $  8,558,998
                                                                                     ============      ============


                             See accompanying notes.

                       VIEWCAST.COM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                       FOR THE THREE MONTHS ENDED        FOR THE NINE MONTHS ENDED
                                                              SEPTEMBER 30,                     SEPTEMBER 30,
                                                      -----------------------------     -----------------------------
                                                          2000             2001             2000             2001
                                                      ------------     ------------     ------------     ------------

NET SALES                                             $  3,492,744     $  1,804,669     $  7,789,540     $  5,980,645

Cost of goods sold (exclusive of depreciation
  and amortization shown separately below)               1,643,790          746,787        3,656,992        2,527,204
                                                      ------------     ------------     ------------     ------------

GROSS PROFIT                                             1,848,954        1,057,882        4,132,548        3,453,441

Operating expenses:
  Selling, general and administrative                    2,548,305        1,660,742        7,026,113        6,133,540
  Research and development                               1,049,256        1,067,941        2,995,978        3,327,171
  Restructuring charge                                          --           89,494               --          126,927
  Depreciation and amortization                            200,799          239,064          525,242          698,755
                                                      ------------     ------------     ------------     ------------
      Total operating expenses                           3,798,360        3,057,241       10,547,333       10,286,393
                                                      ------------     ------------     ------------     ------------

OPERATING LOSS                                          (1,949,406)      (1,999,359)      (6,414,785)      (6,832,952)

Other income (expense):
  Dividend and interest income                             100,222              473          282,157           31,449
  Interest expense                                        (235,489)        (195,262)        (472,547)        (452,912)
  Other                                                         --               (2)              --           47,317
                                                      ------------     ------------     ------------     ------------
      Total other income (expense)                        (135,267)        (194,791)        (190,390)        (374,146)
                                                      ------------     ------------     ------------     ------------

NET LOSS                                              $ (2,084,673)    $ (2,194,150)    $ (6,605,175)    $ (7,207,098)
                                                      ============     ============     ============     ============

NET LOSS PER SHARE: BASIC AND DILUTED                 $      (0.14)    $      (0.14)    $      (0.47)    $      (0.47)
                                                      ============     ============     ============     ============

WEIGHTED AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING                                   15,847,712       17,386,469       15,414,432       17,087,083
                                                      ============     ============     ============     ============


                             See accompanying notes.

                       VIEWCAST.COM, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY - (CONTINUED)
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 (UNAUDITED)

                                                         CONVERTIBLE                                            ADDITIONAL
                                                       PREFERRED STOCK                  COMMON STOCK              PAID-IN
                                                   SHARES        PAR VALUE         SHARES        PAR VALUE        CAPITAL
                                                ------------    ------------    ------------    ------------    ------------

BALANCE, DECEMBER 31, 2000                           945,000    $         95      17,140,468    $      1,714    $ 52,770,321

  Value of options issued for
      consulting services                                 --              --              --              --           9,773

  Exercise of warrants                                    --              --          33,332               3          24,996

  Sale of common stock, employee
     stock purchase plan                                  --              --         106,954              11          66,763

  Convertible preferred stock
     dividends - Series B                                 --              --         391,849              39         376,835

  Unrealized gain (loss) on securities
     reported at fair value                               --              --              --              --              --
  Foreign currency translation adjustment                 --              --              --              --              --
  Net loss                                                --              --              --              --              --

          Comprehensive loss
                                                ------------    ------------    ------------    ------------    ------------
BALANCE, SEPTEMBER 30, 2001                          945,000    $         95      17,672,603    $      1,767    $ 53,248,688
                                                ============    ============    ============    ============    ============

                                                   OTHER                                               TOTAL
                                               COMPREHENSIVE     ACCUMULATED       TREASURY        STOCKHOLDERS'
                                               INCOME (LOSS)       DEFICIT          STOCK             EQUITY
                                               -------------     ------------     ------------     ------------

BALANCE, DECEMBER 31, 2000                      $   (950,229)    $(46,527,686)    $    (11,906)    $  5,282,309

  Value of options issued for
      consulting services                                 --               --               --            9,773

  Exercise of warrants                                    --               --               --           24,999

  Sale of common stock, employee
     stock purchase plan                                  --               --               --           66,774

  Convertible preferred stock
     dividends - Series B                                 --         (565,446)              --         (188,572)

  Unrealized gain (loss) on securities
     reported at fair value                        1,014,506               --               --        1,014,506
  Foreign currency translation adjustment            (15,946)              --               --          (15,946)
  Net loss                                                --       (7,207,098)              --       (7,207,098)
                                                                                                   ------------
          Comprehensive loss                                                                         (6,208,538)
                                                ------------     ------------     ------------     ------------
BALANCE, SEPTEMBER 30, 2001                     $     48,331     $(54,300,230)    $    (11,906)    $ (1,013,255)
                                                ============     ============     ============     ============

                             See accompanying notes.

                       VIEWCAST.COM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                          FOR THE NINE MONTHS ENDED
                                                                                SEPTEMBER 30,
                                                                       ------------------------------
                                                                           2000              2001
                                                                       ------------      ------------
OPERATING ACTIVITIES:
  Net loss                                                             $ (6,605,175)     $ (7,207,098)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depreciation of fixed assets                                          419,551           555,942
      Amortization of software development costs                            105,691           142,813
      Non-cash charges to interest expense                                  111,431            52,148
      Non-cash consulting fees exchanged for options                         22,760             9,773
      Non-cash gain on available-for-sale securities                             --           (47,425)
      Changes in operating assets and liabilities:
        Accounts receivable                                                (999,759)          497,218
        Inventory                                                           (51,275)         (566,292)
        Prepaid expenses                                                    (85,832)           34,792
        Deposits                                                             (5,778)           25,716
        Accounts payable                                                    393,478          (343,725)
        Accrued compensation                                                101,448           (73,564)
        Deferred revenue                                                    111,254          (137,329)
        Other accrued liabilities                                           777,402            28,633
                                                                       ------------      ------------
               Net cash used in operating activities                     (5,704,804)       (7,028,398)
                                                                       ------------      ------------

INVESTING ACTIVITIES:
  Purchase of property and equipment                                       (465,692)         (292,786)
  Software development costs                                                (41,816)          (91,727)
                                                                       ------------      ------------
               Net cash used in investing activities                       (507,508)         (384,513)
                                                                       ------------      ------------

FINANCING ACTIVITIES:
  Net proceeds from the exercise of options and warrants                  4,108,765            24,999
  Proceeds from the issuance of long-term debt                            3,378,867                --
  Proceeds from shareholder line of credit                                       --         3,478,396
  Proceeds from the sale of available-for-sale securities                        --           208,675
  Net proceeds for the sale of common stock                                  74,068            66,774
  Repayment of short-term debt-other                                             --                --
  Foreign currency translation adjustment                                   (19,585)          (15,946)
  Other                                                                      (2,842)               --
                                                                       ------------      ------------
               Net cash provided by financing activities                  7,539,273         3,762,898
                                                                       ------------      ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                      1,326,961        (3,650,013)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                            4,315,980         3,898,176
                                                                       ------------      ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                               $  5,642,941      $    248,163
                                                                       ============      ============


                             See accompanying notes.

                       VIEWCAST.COM, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


1.  BASIS OF PRESENTATION

     The accompanying unaudited interim consolidated financial statements include the accounts of ViewCast.com, Inc. and its wholly-owned subsidiaries, Osprey Technologies, Inc., VideoWare, Inc. and ViewCast Online Solutions, Inc. (formerly Viewpoint Systems, Inc.) (collectively, the Company). All material inter-company accounts and transactions have been eliminated in consolidation.

     The financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000, as amended, filed with the Securities and Exchange Commission.

    In November 2001, the Company received $2.0 million in gross proceeds from the sale of 200,000 shares of newly created Series C convertible preferred stock at $10.00 to Mr. H.T. Ardinger, a principal shareholder and Chairman of the Board of the Company. The Series C preferred stock is convertible into common stock of the Company at a fixed price of $0.60 per share, subject to certain requirements, and carries a dividend of 9% payable semiannually in cash or common stock of the Company, at the Company's option. (See Note 9 for additional information.)

     The Company utilizes significant capital to design, develop and commercialize its products. The Company intends to fund its operating activities and sales growth by utilizing funds from its Preferred C offering, its available working capital line of credit, cash contributed from operations and sales of its available-for-sale securities. The Company may require additional capital to develop and introduce new products and services, to enhance existing product offerings, to address unanticipated competitive threats, technical problems, adverse economic conditions or for other requirements. If additional capital is needed, there can be no assurance that any such additional financing will be available to the Company on acceptable terms, or at all. These financial statements do not reflect any adjustments which might be required should the Company be unable to obtain such financing and substantially reduce activities.

2.  INVENTORIES

         Inventory is comprised primarily of purchased electronic components and computer system products, along with related documentation manuals and packaging materials and consists of the following:

                                               DECEMBER 31,    SEPTEMBER 30,
                                                   2000             2001
                                               ------------    -------------
                                                                (UNAUDITED)

         Purchased materials                   $    793,895     $    748,424
         Finished goods                           2,148,726        2,760,489
                                               ------------     ------------
                                               $  2,942,621     $  3,919,046
                                               ============     ============

                       VIEWCAST.COM, INC. AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


Inventory at December 31, 2000 and September 30, 2001 is presented net of reserves of $283,751 and $292,054, respectively. Reserves are provided for obsolete, slow moving and damaged inventory.

3. SHORT-TERM DEBT

     During March through September 2001, the Company borrowed an additional $3.48 million pursuant to the terms of its existing line of credit financing arrangement with an entity controlled by a principal shareholder and the Chairman of the Board of the Company. In February 2001, the Company amended the facility to increase the credit line commitment from $9.0 million to $12.0 million, extend the maturity date of the agreement to January 31, 2002, or March 15, 2003 in certain circumstances, and expand the asset base for lending to include certain marketable securities owned by the Company. The line of credit facility bears interest at 12% per annum and is secured by all assets of the Company. The availability of funds under the facility is subject to certain borrowing base limitations based principally on qualifying accounts receivable, inventory and marketable securities owned by the Company. Proceeds are being used primarily to fund inventory purchases related to new product introductions. At September 30, 2001, the outstanding balance of the note was $5.89 million. The noteholder has agreed to waive through January 31, 2002 the repayment of any outstanding financing that may be in excess of the monthly borrowing base.

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

     In August 2001, the Company offered certain of its private warrant holders the right to exercise their warrants at a temporarily reduced exercise price of $0.75 per share of common stock for a period of 30-days. As an inducement for exercise of the warrants, exercising warrant holders received a like number of new warrants to purchase Company stock at $1.00 per share. The Company received proceeds of $24,999 from the exercise of the 33,332 warrants pursuant to this offer and issued 33,332 new five-year warrants to purchase common stock at $1.00 per share which expire February 2007.

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

     Loss per share calculations for the three and nine months ended September 30, 2000 and 2001 are as follows:

                       VIEWCAST.COM, INC. AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


                                                            THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                                SEPTEMBER 30,                       SEPTEMBER 30,
                                                       ------------------------------      ------------------------------
                                                           2000              2001              2000              2001
                                                       ------------      ------------      ------------      ------------
     Net loss                                          $ (2,084,673)     $ (2,194,150)     $ (6,605,175)     $ (7,207,098)

     Preferred dividends and
       accretion of issue costs                            (190,033)         (254,381)         (565,967)         (756,930)
                                                       ------------      ------------      ------------      ------------

     Net loss applicable to
       common shareholders                             $ (2,274,706)     $ (2,448,531)     $ (7,171,142)     $ (7,964,028)
                                                       ============      ============      ============      ============

     Weighted average number
        of common shares outstanding                     15,847,712        17,386,469        15,414,432        17,087,083
                                                       ============      ============      ============      ============

     Loss per share as reported in the
        financial statements: basic and diluted        $      (0.14)     $      (0.14)     $      (0.47)     $      (0.47)
                                                       ============      ============      ============      ============

6. COMPREHENSIVE INCOME

     The Company translates assets and liabilities of its foreign operations, whose functional currency is the local currency, at quarter-end exchange rates. Revenues and expenses are translated at the average rates of exchange prevailing during the quarter. Adjustments resulting from translating the financial statements of foreign operations are accumulated in other comprehensive income, which is reflected as a separate component of stockholders' equity. Additionally, the Company classifies equity securities it owns that are free of trading restrictions or to become free of trading restrictions within one year as "available for sale". Available for sale securities are carried at fair value based on quoted market prices and unrealized gains and losses are accumulated in other comprehensive income, which is a separate component of stockholders' equity. If a market value adjustment results in a loss of value due to an other-than-temporary impairment, a loss will be transferred from accumulated other comprehensive income and charged to other income in the consolidated statement of operations. Available for sale securities is comprised exclusively of shares of TekInsight.com, Inc. ("TEKS") common stock acquired through a strategic business alliance in September of 1998. The quoted market price of TEKS shares at December 31, 2000, September 30, 2001 and October 31, 2001 was $0.88, $1.70, and $2.30, respectively. In June 2001, the Company sold 100,000 shares of TEKS stock at selling prices that averaged $2.09 per share. Realized gains on the stock transactions totaled $47,425.

     Components of other comprehensive income (loss) for the nine months ended September 30, 2000 and 2001 are as follows:

                                                        FOR THE NINE MONTHS ENDED
                                                              SEPTEMBER 30,
                                                      ------------------------------
                                                          2000              2001
                                                      ------------      ------------
     Unrealized gain (loss) on available-
       for-sale securities                            $   (852,093)     $  1,014,506
     Foreign currency translation
       adjustment                                          (19,585)          (15,946)
                                                      ------------      ------------
          Other elements of
             comprehensive income (loss)              $   (871,678)     $    998,560
                                                      ============      ============

                       VIEWCAST.COM, INC. AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


7. NEW ACCOUNTING STANDARDS.

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 133 was adopted by the Company in January 1, 2001. SFAS No. 133, as amended, requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and the type of hedge transaction. The ineffective portion of all hedges will be recognized in earnings. During the nine months ended September 30, 2001, the Company had no hedging transactions, and the adoption of this standard did not have a significant impact on the Company's financial position, results of operations or cash flows.

     In June 2001, the FASB issued SFAS No. 141, Business Combinations, which addresses financial accounting and reporting for business combinations. Under SFAS No. 141 all business combinations initiated after June 30, 2001 and business combinations with a date of acquisition of July 1, 2001 or later are to be accounted for using the purchase method of accounting. In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets", which addresses accounting and reporting for intangible assets acquired individually or with a group of other assets, other than those acquired in a business combination, at acquisition and accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. Under SFAS No. 142, goodwill and certain other intangible assets will no longer be amortized but will remain on the balance sheet and will be reviewed for impairment using the guidance as established in this Statement. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001, except for goodwill and intangibles acquired after June 30, 2001, which will be immediately subject to the nonamortization and amortization provisions of this Statement. The adoption of these standards by the Company is not expected to have a significant impact on the Company's financial position, results of operations or cash flows.

8. RESTRUCTURING CHARGE

     In April 2001, the Company's Board of Directors approved a plan of restructuring that included a reduction in the Company's workforce to decrease operating expenses. Charges during the second and third quarters included costs of $126,927 for employee severance and benefits associated with the involuntary termination of 23 employees. Personnel reductions were made in the Company's finance and administration (1), marketing and sales (12), operations (3), and engineering, research and development (7) departments. At September 30, 2001 the Company had no accrued restructuring charges.

9. SUBSEQUENT EVENTS

     On November 5, 2001, the Company received $2.0 million in gross proceeds from the sale of 200,000 shares of newly created Series C Convertible Preferred Stock (the "Series C Preferred Stock") at $10.00 per share to Mr. H.T. Ardinger, a principal shareholder and Chairman of the Board of the Company.

     The Series C Preferred Stock ranks senior to all classes of Common Stock and on parity with the Series B Convertible Preferred Stock as to dividend rights and rights on liquidation, winding-up and dissolution. Holders of record of the outstanding shares of Series C Preferred Stock are entitled to receive cumulative dividends on the Series C Preferred Stock at an annual rate equal to $0.90 per share payable semi-annually in arrears in cash or, at the option of the Company, in shares of Common Stock of the Company valued at the average trading price of the Common Stock for the twenty (20) consecutive trading days ending ten (10) trading days prior to the dividend payment date. Upon a liquidation, winding-up or dissolution of the Company, the holders of Series C Preferred Stock are entitled to receive up to $25.00 liquidation value per

                       VIEWCAST.COM, INC. AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


outstanding share of Series C Preferred Stock. The holders of Series C Preferred Stock have no voting rights.

     Each holder of shares of Series C Preferred Stock has the right, subject to any applicable laws and regulations, at any time commencing one hundred twenty
(120) calendar days from the closing of the Company's Series C Preferred Stock Offering at the holder's option to convert each share of Series C Preferred Stock into reserved shares of Common Stock at a fixed conversion price of $0.60 per share of underlying Common Stock (subject to certain adjustments) for each $10.00 gross investment value of each share of Series C Preferred Stock.

     Within 180 calendar days of closing of the offering of the Company's Series C Preferred Stock, the Company shall use its best efforts to register under the Securities Act of 1933 (the "1933 Act") the shares of Common Stock of the Company underlying the shares of the Series C Preferred Stock. The Company shall use its best efforts to cause such registration to become effective and to keep such registration current under the 1933 Act.

     The Company may, at its option, cause (i) 50,000 shares of the Series C Preferred Stock to be converted into shares of Common Stock at the Conversion Price at any time and from time to time after October 31, 2003, (ii) 50,000 shares of the Series C Preferred Stock to be converted into shares of Common Stock at the Conversion Price at any time and from time to time after October 31, 2004, (iii) 50,000 shares of the Series C Preferred Stock to be converted into shares of Common Stock at the Conversion Price at any time and from time to time after October 31, 2005, and (iv) 50,000 shares of the Series C Preferred Stock to be converted into shares of Common Stock at the Conversion Price at any time and from time to time after October 31, 2006, if the Market Price of the Common Stock for any twenty (20) Stock Exchange Business Days within a period of thirty (30) consecutive Stock Exchange Business Days commencing on or after October 31, 2003, has equaled or exceeded 250% of the then effective Conversion Price. The Corporation is required to give notice that it has met the criteria for mandatory conversion within thirty (30) calendar days of having met such criteria by notifying in writing, each registered holder of Series C Preferred Stock.

                       VIEWCAST.COM, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The accompanying consolidated financial statements include the accounts of ViewCast.com, Inc. (ViewCast or VCST), and its wholly-owned subsidiaries, Osprey Technologies, Inc. (Osprey)), VideoWare, Inc. (VideoWare) and ViewCast Online Solutions, Inc. (ViewCast Online) (collectively, the Company). ViewCast.com, Inc., doing business as ViewCast Corporation, operates in one business segment and, develops and markets a variety of products and services that enable video networked solutions. We are a leading global provider of enterprise-wide, digital video communication solutions for both real-time and on-demand applications. The Company's products and services are used in many popular applications including live broadcasting, video-based training, surveillance, distance learning, advertising, and telemedicine as well as network video distribution and conferencing. ViewCast maximizes the value of video through its vertically integrated products and services: Osprey(R) Video provides the streaming media industry's de facto standard capture cards and codecs, Niagara(TM) Systems provides integrated solutions for acquisition, compression, storage, catalog and retrieval of rich media content, Viewpoint VBX(TM) Systems delivers a wide array of video solutions for both digital and analog enterprise video communication, and ViewCast Online Solutions provides a rich media Application Service Provider ("ASP") solution for Business to Business ("B2B") and media communication needs. We market and support our products and services either directly or through arrangements with leading OEMs, system integrators, resellers and application developers worldwide.

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




                             See accompanying notes.

                       VIEWCAST.COM, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (CONTINUED)


RESULTS OF OPERATIONS

     Net Sales. The Company reported third quarter and nine month consolidated revenues of $1,804,669 and $5,980,645, respectively, a decrease of 48.3% and 23.2% compared to prior year periods due principally to current economic conditions creating a slower demand for corporate information technology ("IT") spending. These conditions were further impacted by slower demand in the last three weeks of the quarter in the wake of the September 11, 2001 terrorist attacks, affecting sales of all Company products.

o Osprey(R) Subsystem Products. During the quarter and nine months ended September 30, 2001, sales of Osprey codecs and video capture cards decreased 43.9% and 9.4%, respectively over 2000 levels and represented 76.1% and 81.5% of current period revenues, respectively. Domestic channel sales declined 66.4% and 34.8% for the quarter and nine months ended September 30, 2001, reflecting U.S. economic conditions and decline in demand during the last three weeks of the quarter do to the events of September 11. This decline was offset in part by channel sales growth in Western Europe and the Pacific Rim of 84.0% and 25.6%, respectively over 2000 levels. In September 2001, the Company announced modifications to its popular Osprey-500 video capture card to make it "streaming neutral" to allow customers the ability to use a broader range of software applications including Windows Media Encoder, RealNetworks' RealSystem Producer, Adobe Premier 6.0, Media 100's Cleaner 5, Sorrenson Broadcaster and other leading applications, as well as streaming directly to Windows Media and Real formats. The Company also introduced its new Osprey SimulStream(TM) software for use initially with its Osprey-210 and Osprey-220 models. SimulStream gives users the ability to simultaneously output multiple video and audio streams with independent capture settings from a single Osprey capture card. By taking what used to be six separate encoding tasks and making it a single session, SimulStream reduces encoding time up to 83% while greatly improving the video and audio on the resulting streams. With these product enhancements and when economic conditions improve in the U.S. market, the Company expects a rebound in subsystem product sales from the prior two quarters to begin in late 2001 or early 2002.

o Niagara(R) Streaming/Encoding Systems and Viewpoint VBX(TM) Video Distribution Systems. During the quarter and nine months ended September 30, 2001, combined systems sales totaled $364,388 and $853,799, respectively, a decrease of 61.9% and 56.8% compared to prior year periods. System revenues have been most clearly impacted by the economic slowdown and the general softening and postponement of IT spending, especially in the financial services sector. In May 2001 through September 2001, the Company reduced and reorganized its workforce associated with the product lines and focused its sales, marketing and development efforts on education/distance learning, broadband to narrowband gateway, financial, security/telejustice and media network applications. The Company's encoder system control software, SCX(TM), combined with the new Osprey SimulStream software is providing to professional broadcasters and media networks the efficiency and control required in their operations. In early October 2001, the Company entered into a joint marketing agreement with leading Internet broadcaster, MediaWave. MediaWave will provide sales and sales engineering support for all ViewCast products to ViewCast resellers as part of its strategy to enhance is product portfolio and ramp up its presence in Europe, the Middle East and Africa ("EMEA"). The Company also announced that it would bundle Accordent Technologies' Presenter PRO software with its ViewCast NiagaraMax portable streaming systems. PresenterPRO enables companies to create live and on demand streaming presentations enhanced by synchronized PowerPoint slides, pictures, Flash, URLs, and other features to create professional streaming presentations in minutes. With the expected easing of customer budget constrains and enhanced interest in videoconferencing systems as a viable, cost effective alternative to business travel, the Company is encouraged by increased sales interest and expects an improved trend in systems sales during the remainder of 2001.

                       VIEWCAST.COM, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (CONTINUED)


o Other Revenues. Other revenues consisting of software maintenance, training, engineering consulting fees and professional services amounted to $56,027 and $231,144 for the quarter and nine months ended September 30, 2001, respectively, representing a decline of 36.6% and 46.7% compared to prior year periods. Other revenues during the nine months of 2000 included $156,000 of engineering consulting fees for contract development of the Osprey(R)-500 video capture card with no comparable sales in 2001.

     Cost of Goods Sold/Gross Margin. Cost of goods sold were $746,787 and $2,527,204 for the quarter and nine months ended September 30, 2001, respectively, a decrease of 54.6% and 30.9% from prior year periods. Gross profit margin for the quarter and nine months ended September 30, 2001, was 58.6% and 57.7%, respectively, improved from 52.9% and 53.1% reported in prior year periods. The improved gross margins during 2001 are reflective of increased unit sales of new subsystem products with improved profit margins. The Company anticipates that, over the remainder of 2001, its margins will decline slightly due to planned price reductions and marketing programs associated with its Osprey products. Margins are expected to remain in the 50% - 56% range.

     Selling, General and Administrative Expense. Selling, general and administrative expenses for the quarter and nine months ended September 30, 2001 were $1,660,742 and $6,133,540, respectively, a decrease of 34.8% and 12.7% from prior year periods. The decrease reflects workforce reductions and reorganization during May 2001 through September 2001 to trim operating expenses in all product groups. During the current quarter, the Company reduced sales, customer support and administrative costs approximately 39% while marketing expenses remained relatively unchanged compared to the third quarter a year ago.

     Research and Development Expense. Research and development expense for three and nine months ended September 30, 2001 totaled $1,067,941 and $3,327,171, respectively, an increase of 1.8% and 11.1% over prior year periods reflecting an increase in hardware and software engineers and expenses associated with the development, testing and certification of the Company's Osprey(R)-2000 line of video capture cards, the Niagara(R) line of streaming encoders and streaming servers, and the continued development of ViewCast Online business applications and systems. The Company continues to invest in new product development to ensure its ability to compete in the distribution and streaming sectors of the video and audio communications industry and to establish the Company as a leader in its target markets.

     Restructuring. In April 2001, the Company's Board of Directors approved a plan of restructuring that included a reduction in the Company's workforce to decrease operating expenses. Charges during the second and third quarters included costs of $126,927 for employee severance and benefits associated with the involuntary termination of 23 employees. Personnel reductions were made in the Company's finance and administration (1), marketing and sales (12), operations (3), and engineering, research and development (7) departments.

     Other (Income) Expense. Total other expense for the quarter and nine months ended September 30, 2001 totaled $194,791 and $374,146, respectively, an increase of 44.0% and 96.5% over prior year periods reflecting the addition of interest expense and amortization of debt issue costs associated with the Company's 7% Senior Convertible Debentures, interest from additional line-of-credit borrowings and reduction of interest income earned on the Company's cash and cash equivalents during the nine months ended September 30, 2001.

     Net Loss. Net loss for the quarter and nine months September 30, 2001 was $2,194,150 and $7,207,098, respectively, an increase in loss of 5.3% and 9.1% from prior year periods. Net loss for the quarter and nine months reflect decreases in net sales and increases in research and development expense, partially offset by declining selling, general and administrative expenses and improving gross margins.

                       VIEWCAST.COM, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (CONTINUED)


LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary sources of funds for conducting its business activities are from sales of its products, the sale of its debt and equity securities and from borrowings under its working capital line of credit. The Company requires liquidity and working capital primarily to fund operating losses, increase inventories and accounts receivable associated with sales growth, develop its products, service debt and for capital expenditures.

     Net cash used in operating activities for the nine months ended September 30, 2001 totaled $7,028,398 due primarily to the net loss of $7,207,098, adjusted for non-cash operating expenses/gains of $713,251, and to changes in operating assets and liabilities of $534,551, principally due to increases in inventory of newly released products, reductions in accounts payable and accrued expenses offset in part by trade receivable collections.

     Investing activities utilized cash of $384,513 during the nine months ended September 30, 2001 for capital expenditures for computer equipment, test equipment and purchased software to aid the development and testing of the Company's products; for demonstration equipment to showcase its products; and for software development costs associated with the ViewCast Online's streaming media software applications.

     During the nine months of 2001, financing activities generated cash in the amount of $3,762,898 principally from proceeds from short-term borrowings, proceeds from the sale of TEKS stock and sale of common stock under the terms of the Company's Employee Stock Purchase Plan ("ESPP"). During March through September 2001, the Company borrowed $3,478,396 million under the terms of its working capital credit facility primarily to fund operating expenses and inventory purchases of its Osprey(R)-500 and Osprey(R)-2000 subsystem products. Also, during the offering period ended March 31, 2001, the Company received $66,744 from the issuance 106,954 shares of common stock pursuant to the Company's ESPP and in June 2001, received proceeds of $208,675 from the sale of TekInsight.com, Inc. ("TEKS") common stock. In August 2001, the Company offered certain of its private warrant holders the right to exercise their warrants at a temporarily reduced exercise price of $0.75per share of common stock for a period of 30-days. As an inducement for exercise of the warrants, exercising warrant holders received a like number of new warrants to purchase Company stock at $1.00 per share. The Company received proceeds of $24,999 from the exercise of the 33,332 warrants pursuant to this offer and issued 33,332 new five-year warrants to purchase common stock at $1.00 per share which expire February 2007.

     In November 2001, the Company received $2.0 million in gross proceeds from the sale of 200,000 shares of newly created Series C convertible preferred stock at $10.00 to Mr. H.T. Ardinger, a principal shareholder and Chairman of the Board of the Company. The Series C preferred stock is convertible into common stock of the Company at a fixed price of $0.60 per share, subject to certain requirements, and carries a dividend of 9% payable semiannually in cash or common stock of the Company, at the Company's option. The Company intends to use the proceeds for working capital and general corporate initiatives.

     The Company classifies its equity securities that are free of trading restrictions, or to become free of trading restrictions within one year, as "available-for-sale". During September of 1998, the Company entered into a strategic business relationship with TekInsight.com, Inc. ("TEKS"), formerly Tadeo Holdings, Inc., that involved a stock purchase agreement whereby ViewCast acquired shares of TEKS common stock in exchange for of ViewCast Common Stock. Because all of the TEKS shares held by the Company are available for trading under Rule 144 of the Securities and Exchange Commission since September 2000, those shares are presented at their fair market value on the balance sheet as of December 31, 2000 and September 30, 2001. The quoted market price of TEKS shares at December 31, 2000, September 30, 2001 and October 31, 2001 was $0.88, $1.70,
and $2.30, respectively.

                       VIEWCAST.COM, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (CONTINUED)


     At September 30, 2001, the Company had working capital of $(1,974,419) and cash, cash equivalents and available-for sale securities of $2,186,690. The Company has experienced an overall sales decrease of 23.2% during the first nine months of 2001 compared to 2000 levels and, while wary of current economic conditions, anticipates that revenues will rebound during the fourth quarter of 2001 with the introduction of new products and if economic conditions improve. The Company plans to increase working capital not only from increased sales and lower operating expenses but from continued increases in value of the TEKS stock subsequent to completion of its merger activities, exercise of warrants and, as necessary, additional equity financing such as the $2,000,000 received for the Series C Preferred Stock in November 2001. The Company also anticipates that losses will continue at a lower level than prior quarters for the balance 2001 and until such time as total profit margins from the sales of its products exceed its total development, selling, administrative and financing costs. In April 2001, the Company's Board of Directors approved a plan of restructuring to reduce the Company's workforce and decrease operating expenses. In May 2001 through September 2001 the company has reorganized its sales operations, reduced its workforce by 23 individuals and trimmed other related expenses. As a direct result of these measures, third quarter operating expenses declined $448,000, or 12.8% compared to the second quarter of 2001, and $741,000, or 19.5%, compared to the third quarter of 2000. The Company will remain vigilant and proactive in managing its operating expenses.

     In October of 1998, the Company entered into a working capital line of credit financing arrangement with an entity controlled by one of its principal stockholders, who is currently Chairman of the Board. In February 2001, the Company amended the facility to increase the credit line commitment from $9.0 million to $12.0 million, extend the maturity date of the agreement to January 31, 2002, or March 15, 2003 in certain circumstances, and expand the asset base for lending to include TEKS shares owned by the Company. The availability of funds under this facility is subject to certain borrowing base limitations based principally on outstanding accounts receivable, inventory and market value of TEKS shares. The Company had fully borrowed against its borrowing base as of September 30, 2001 and had utilized $5.9 million of the line-of-credit facility. The facility will continue to be utilized for working capital by the Company to the extent possible depending on future levels of accounts receivable, inventory and market value of TEKS shares. The noteholder has agreed to waive through January 31, 2002 the repayment of any outstanding financing that may be in excess of the borrowing base from time to time.

     The Company utilizes significant capital to design, develop and commercialize its products. The Company intends to fund its operating activities and sales growth by utilizing the proceeds of the Series C Preferred Stock offering, its available working capital line of credit, cash contributed from operations and sales of its available-for-sale securities. The Company, may require additional capital to develop and introduce new products and services, to enhance existing product offerings, and to address unanticipated competitive threats, technical problems, economic conditions and to maintain its stock exchange listing requirements. If additional capital is required, such financing may include the issuance of convertible preferred stock, exercise of warrants or issuance of other equity securities in exchange for an investment in the Company. There can be no assurance that any such additional financing will be available to us on acceptable terms, or at all. Additional equity financing may involve substantial dilution to our then existing stockholders. In response to the economic slowdown and to enhance financial performance and increase revenue, ViewCast intends to actively pursue other alternatives, including strategic merger and acquisition activities. In the event we are unable to raise additional capital or execute other alternatives, we may be required to substantially reduce our activities and make financial adjustments as appropriate.

     At September 30, 2001, the Company had no material commitments for capital expenditures.

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




                             See accompanying notes.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   ViewCast.com, Inc.
                                   -------------------------
                                   (Registrant)




                                   BY:

Date: November 14, 2001            /s/ Laurie L. Latham
                                   -------------------------
                                   Laurie L. Latham
                                   Chief Financial Officer
                                   Principal Financial Officer