Form 10-K
period 2001-12-31
VIEWCAST COM INC
filed 2002-04-16
CIK 921313

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange
          Act of 1934 For the fiscal year ended December 31, 2001.

                                       or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934

       For the Transition period from               to              .
                                      -------------    -------------

                        Commission File Number: 0-29020

                               VIEWCAST.COM, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

                 Delaware                                   75-2528700
--------------------------------------------    ------------------------------------
          (State of Incorporation)              (I.R.S. Employer Identification No.)

17300 Dallas Parkway, Suite 2000, Dallas, TX                   75248
--------------------------------------------    ------------------------------------
  (Address of Principal Executive Offices)                  (Zip Code)

        Registrant's telephone Number, Including Area Code: 972-488-7200
--------------------------------------------------------------------------------

Securities registered pursuant to Section 12(b) of the Act:

Securities registered pursuant to Section 12(g) of the Act:

        Title of Each Class                     Name of Each Exchange on Which Registered:
        -------------------                     ------------------------------------------
Common Stock, $.0001 par value                                  OTC-BB
Redeemable Common Stock Purchase Warrants                       OTC-BB

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of March 31, 2002 was $8,481,235. As of March 31, 2002, there were 20,764,535 shares of the Company's common stock (par value $0.0001) outstanding.

Documents incorporated by reference: Proxy Statement, Part III.

                                TABLE OF CONTENTS

ITEM                                                                       PAGE
 NO.                                 PART I                                 NO.
 1.  Business..............................................................   3

 2.  Properties............................................................  15

 3.  Legal Proceedings.....................................................  15

 4.  Submission of Matters to a Vote of Security Holders...................  15

                                     PART II

 5.  Market For Registrant's Common Equity and Related Stockholder
     Matters...............................................................  16

 6.  Selected Financial Data ..............................................  17

 7.  Management's Discussion and Analysis of Financial Condition and
      Results of Operations................................................  18

7A.  Quantitative and Qualitative Disclosures About Market Risk............  25

 8.  Financial Statements and Supplementary Data...........................  27

 9.  Changes in and Disagreements With Accountants on Accounting and
      Financial Disclosure.................................................  54

                                    PART III

10.  Directors and Executive Officers of the Registrant....................  55

11.  Executive Compensation................................................  55

12.  Security Ownership of Certain Beneficial Owners and Management .......  55

13.  Certain Relationships and Related Transactions........................  55

                                     PART IV

14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K......  56

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

OVERVIEW

    ViewCast.com, Inc., doing business as ViewCast Corporation, ("ViewCast") develops and markets a variety of products and services that enable networked video communications. We are a leading global provider of enterprise-wide, video communication products for both real-time and on-demand applications. ViewCast maximizes the value of video through its products and services: Osprey(R) Video provides the streaming media industry's de facto standard capture cards, Niagara(TM) provides integrated hardware and software applications for encoding, streaming and managing rich media content, Viewpoint VBX(TM) Systems delivers a wide array of video distribution, gatewaying and conferencing solutions for both digital and analog enterprise video communication, and ViewCast Online provides a rich media Application Service Provider ("ASP") solution for Business to Business ("B2B") and media communication needs. From streaming digital video on the Internet to distribution of broadcast-quality video throughout the corporate enterprise, plus comprehensive video software applications, ViewCast provides the complete range of video communications solutions.

    Our customers acquire ViewCast's video products and services to communicate over a variety of networks for security, education, training, marketing and sales, customer service, broadcasting, videoconferencing, financial trading, and to reduce travel and other costs while increasing productivity. Corporations, media organizations, financial institutions, educational networks, healthcare facilities, and government agencies utilize our products and services, as do their customers, vendors and others with whom they may communicate. Our technologies enable users to encode and archive video content, broadcast video over networks, deliver video from web sites, provide interactive video communication (video conferencing), and distribute video within a network. We market and support our products and services either directly or through arrangements with leading OEMs, system integrators, resellers and application developers worldwide.

    ViewCast's senior executives are: President and Chief Executive Officer George C. Platt, Chief Financial Officer Laurie L. Latham, Senior Vice President of Sales and Marketing Harry E. Bruner, Senior Vice President/General Manager of Osprey(R) Technologies Division Neal Page, and Vice President of Operations and Systems David T. Stoner. Our business was established in 1994 and became a public company in 1997. Our common stock and public warrants currently trade on the OTC BB under the symbol "VCST-OB" and "VCSTW-OB". We are located in Dallas, Texas with the Osprey technology office in Morrisville, North Carolina and sales and support in North America and London, UK.

INDUSTRY BACKGROUND

    Low cost and highly versatile networks have propagated throughout the media, business, government, and education arenas creating an increased desire for including video applications along with embedded data and voice services. In many instances the organizations also integrate the new technology into their new systems, legacy technologies and a variety of networks within and outside of their enterprises. We believe businesses will increasingly seek manufacturers, integrators and suppliers of video communications technology to implement workable solutions for their applications. We believe there will be increased usage of products and services that enable video communication within the desired quality, scalability and affordability parameters.

Video Communications

    Video enhances communications over networks, whether it is video streaming, broadcasting or conferencing. Video is a component of "rich media", which includes audio, data, animation and other technologies alone or in combination. To transmit live video images (which may contain over 90 million bits per second of data) over communications networks, video content must be digitized and significantly compressed to fit the capacity of these networks (as low as 28,800 bits per second). As video is compressed, redundant data is eliminated and other data is "blended" with similar data to preserve the essence of the original image. The available bandwidth of the network is in inverse proportion to the video compression required. After transmission, the video image is reconstructed for display at the receiving end. The quality of the reconstructed video image is a function of the following:

    o   the sophistication of the video and audio compression algorithms;

    o the capacity that networks, global and enterprise, have to transmit real-time data (bandwidth);

    o   the power of the video and audio hardware; and

    o   the speed and power of PCs and workstations (clients).

    We believe cost-effective video communication applications and services are now attainable because the performance, capabilities and cost of these four key elements continue to improve significantly. Video can utilize existing network capabilities and equipment but is enhanced with the appropriate matching of hardware, software and networks for the specific application.

Streaming Video

    Streaming video allows both audio and video content to begin playing at the viewer's computer or work station before the content has been fully received, therefore a viewer does not have to wait for the full data content file to be downloaded before hearing and viewing the file. Network streaming video makes it possible to receive the impact of video communications on most computers. The advent of the commercial streaming video market has resulted in specialized businesses that offer substantially improved capabilities to produce, host, aggregate, and deliver media over the Internet. These broadband and CDN (Content Delivery Networks) businesses offer services similar to traditional ISPs, but they optimize their network and services to effectively deliver video to clients. These providers are enabling the demand for rich media to be fulfilled from one geographic location to another but often seek partners and providers to supply technologies to create content or to move content within enterprises or across multiple network standards.

Enterprise Video, Videoconferencing and Video Distribution

    Video in the enterprise, particularly the familiar application of video conferencing, has been in a state of continuous change since 1995. The problems impeding adoption have been both technological and cultural. Bringing high quality, easy-to-use, cost-efficient, real-time, two-way video to conference rooms and desktops has not been a trivial task. The technology barriers have made recent advancements in that Internet Protocol (IP) has become a practical video delivery medium, enterprise video may be extended beyond point to point video conferencing to multiple or remote sites, video equipment and bandwidth usage cost has dropped, and ability to support users outside the enterprise. But the cultural roadblocks - productivity issues, ease of use, familiarity, "intuitiveness", and spontaneity - have remained largely unaddressed and have become barriers to mass adoption.

    Productivity issues can be addressed by application software but ultimately the mass adoption of business video will not happen until several specific barriers are overcome:

    o Integrated applications--Business video must be made more compelling for more applications than just videoconferencing, and seamlessly extended to Internet users integrating streaming technologies and collaboration and data sharing application software.

    o Ease of use - Using video to communicate must be as simple, intuitive, and spontaneous as using the telephone.

    o Unified user experience - The user interface needs to be identical regardless of where the user is located --at the home office, at a field office, or working at home.

    But in the wider context of enterprise video all the barriers identified-- the technology, the quality, the effects of delay and jitter, the ease of use, implementation complexity, preserving network security, and per-minute costs--are all addressed when the proper combination of technologies are applied.

    Technologies we already offer at ViewCast.

HOW VIEWCAST TECHNOLOGIES ADDRESS THE INDUSTRY.

The chart below shows video applications and the ViewCast products and services that address them

                              Osprey                              Viewpoint   Niagara
                              Video       Viewpoint   Viewpoint   Codec       Streaming   Niagara    ViewCast
                              Cards       VBX         Gateway     Array       Systems     SCX        Online
                              ------      ---------   ---------   ---------   -------     -------    --------
Video Content Capture            x

Video Content Conversion         x

Desktop Video Conferencing       x           x           x

Video Conference Rooms                       x           x

Multiparty video                             x           x
conferencing - MCU

Multi-standard bridging                      x           x           x
(H.320, H.323, NTSC)

Distance Learning                x           x                       x           x           x          x

Premise Video Distribution                   x           x

Personal Security/                           x           x           x
Surveillance

Marketing / Promotional          x                                               x           x          x
Video Distribution

Media and Entertainment          x                                               x           x          x
Video

    ViewCast provides:

    o TECHNOLOGY -- Our video technology provides a competitive edge to differentiate our products from those of our competitors and to increase our ability to develop customer driven applications.

    o PRODUCTS AND APPLICATIONS -- Our products consist of Video Subsystems, such as capture cards and codecs for encoding, decoding and streaming, Video Systems, and Application Software for digital and analog video. We manufacture and distribute worldwide our Osprey(R) capture cards and codecs, Niagara(TM) Streaming Systems, and Viewpoint VBX(TM) Systems.

    o EXPERTISE AND SERVICES -- Our comprehensive video expertise enables us to assist resellers and customers in identifying their communication needs and determine appropriate media mechanisms for their business requirements. Technical services can be provided by our internal personnel and/or our channel partners if required by our customers.

    To successfully implement our products, we provide installation, training, customer service, integration, customization, and contract development. Our software and firmware integration modules and drivers allow us to integrate our products and systems into a variety of video communication standards and software applications. Our products function on several network standards (some concurrently) and interface with a variety of equipment and PC systems.

THE VIEWCAST STRATEGY

    Our objective is to be the premier supplier of products and services for networked video communications. ViewCast has tailored its capture cards and codecs, its video streaming and enterprise systems and its software offerings to address the requirements of professional media groups, businesses and governmental agencies. Key elements of our strategy include:

    o LEVERAGE OUR EXPERTISE, DEVELOPMENT AND TECHNOLOGY -- By building on our core competencies, we maximize our return on development, increase margins in our product offerings, and address the essential areas of the growing video communications market. Therefore, we believe we are positioned to grow organically with the market, build market share and add revenues to our top line.

    o EXTEND PROFESSIONAL PRODUCT OFFERINGS BUILDING ON OUR LEADERSHIP IN THE VIDEO COMMUNICATIONS MARKET -- We have introduced the Niagara Streaming Systems and Osprey 2000 MPEG2 capture card and codec product family in early 2001. The Osprey 540 capture card will be available by mid-year 2002. Two new software applications, Niagara SCX Remote Encoder Control and Osprey SimulStream, were introduced late in 2001. Viewpoint VBX enhancements continue to be made on both the hardware and software capabilities. We intend to focus our product offerings to add significant value by continuing to develop competitive hardware products and application software. We believe our recognized technological expertise will allow us to lead the industry and capture market share.

    o EXPAND AND LEVERAGE OUR STRATEGIC PARTNERSHIPS -- We have established significant industry partnerships with leaders in the networked video industry. We intend to strengthen these partnerships and continue to establish new partnerships to enhance endorsements, referrals, technology, product development, channel distribution, and sales. We seek companies who can add valuable services or technology to our offerings with the potential of future co-development, merger or acquisition by ViewCast.

    o EXPAND SALES, MARKETING, AND CHANNEL DEVELOPMENT EFFORTS -- Critical to our success is an effective worldwide sales, marketing, and channel partner program. During 2001 we expanded our sales and marketing efforts, both domestically and internationally, through additional reseller marketing programs, improved web site communications, focused lead generation and follow-up programs, developing product/user databases, building brand identity and increasing channel partners. During 2002 we must make these efforts more effective to increase sales as the economy recovers and expand on our successes in the market. Our strategy is to utilize a combination of our direct sales force, resellers, system integrators, OEMs and custom application developers to distribute our product and service solutions.

    o IMPLEMENT GROWTH AND STRATEGIC ALTERNATIVES -- We have developed and are progressing on plans and alternatives to increase the revenue growth rate and financial resources of the company, including possible divestitures and acquisitions.

VIEWCAST PRODUCTS

    ViewCast offers an array of products that can be used for multiple video communication applications in the private and public sectors. Our standards-based and multi-standards based products complement each other and can be used in a variety of ways to best serve our customers' needs. Our products also work within the framework of legacy systems, and are flexible enough to meet present and future needs. The ViewCast product family includes the Osprey(R) line of video capture cards and codecs, the Niagara(TM) Streaming Systems, and the Viewpoint VBX(TM) video distribution and switching system.

                         VIDEO CAPTURE CARDS AND CODECS

    OSPREY VIDEO CAPTURE CARDS, CODECS AND VIDEO PERIPHERAL PRODUCTS. Under the well-known Osprey(R) brand, we design, develop, manufacture and market standards-based video and audio capture cards, codecs, and peripheral products for multimedia applications. During 2000 and 2001, we developed and launched several new Osprey products that incorporate features to address the high quality video and audio requirements of professional videographers working within media, corporate and governmental enterprises. Osprey(R) cards and codecs are sold worldwide through OEMs, integrators, and a worldwide network of VARs and distributors and recommended by both Real Networks and Microsoft. This product line includes:

 PRODUCT                                           DESCRIPTION
 -------                                           -----------
 OSPREY(R) 50(1)            compact and portable USB video capture device

 OSPREY(R) 100              video capture for Windows and Linux operating
                            platforms

 OSPREY(R) 200              audio/video capture for Windows platform

 OSPREY(R) 210/220          audio/video capture for Windows platform
                            with improved audio and professional input and
                            connectors on the 220 version.

 OSPREY(R) 500              audio and digital video pre-processing, DV encoding
                            and streaming product

 OSPREY(R) 540(2)           family allows capture into extended AVI format plus
                            capture of uncompressed digital video beyond the 2GB
                            file limit for full-feature capture and
                            post-production; variety of professional analog and
                            digital (DV and SDI) inputs/outputs available.

 OSPREY(R) 1000/G2          audio/video codec for Windows platforms and
                            Real Networks G2 encoding hardware.

 OSPREY(R) 1500             audio/video codec with a derivative for Sun
                            workstations (labeled as the SunVideo Plus by Sun
                            Microsystems)

 OSPREY(R) 2000(1)          Capture and codec product family for high quality
                            MPEG 1 & 2 encoding, transcoding and digital
                            archiving; all versions provide audio/video capture;
                            MPEG decoding feature effectively allows real-time
                            transcoding and streaming in one step: variety of
                            professional analog and digital (DV and SDI)
                            inputs/outputs available

 SIMULSTREAM(TM)(1)         Software upgrade that enables an Osprey Video
                            card to output multiple instances of video and audio
                            from a single input source to multiple applications.

(1) introduced in 2001   (2) available in 2002

    We believe our Osprey(R) capture cards offer unique advantages to application developers, integrators and OEMs including a cross-platform API (application programming interface). These cards are in compliance with most popular industry video standards, and we provide an expert support and development staff to enable custom development of required applications.

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

                                  VIDEO SYSTEMS

    NIAGARA STREAMING SYSTEMS(TM). Our Niagara Streaming Systems series of rack mount and portable systems provide a powerful, low-cost, turnkey option for the growing sector of professional media creators, broadcasters and production professionals seeking state-of-the-art streaming solutions. The Niagara product line consists of a series of capture/encoding systems and streaming servers plus accessories and optional software and professional video equipment. Our Niagara Streaming Systems are designed to simplify the encoding and streaming of video. This product family offers capabilities that remove deployment barriers. Niagara Streaming Systems are fully integrated and optimized for media systems with Osprey(R) video devices and software, encoding management and control software, media capture software, and video encoding and streaming software.

 PRODUCT                                               DESCRIPTION
 -------                                               -----------
 NIAGARA-RACK MOUNT ENCODERS               Integrated single or dual channel
                                           encoders, an Osprey 220, 500 or 2000
                                           board, high-speed Pentium processor,
                                           Niagara SCX and Osprey SimulStream
                                           software, RealProducer Plus,
                                           Microsoft Windows Media Encoder, and
                                           a variety of professional audio/video
                                           input and output options.

 NIAGARA-RACK MOUNT SERVERS                Dedicated 2U rack mount server
                                           optimized for streaming and
                                           pre-configured with Real Networks
                                           RealServer 8 Basic or Microsoft
                                           Windows Media Server, high-speed
                                           Pentium processor, and Windows 2000.
                                           Accepts up to 3 additional hot-swap
                                           SCSI hard drives.

 NIAGARA MAX - PORTABLE ENCODERS           Integrated dual channel portable
                                           encoders housed in an aluminum
                                           executive briefcase, analog and
                                           digital, an Osprey 220 plus either a
                                           500 or 2000 board, high-speed Pentium
                                           processor, Niagara SCX and Osprey
                                           SimulStream software, RealProducer
                                           Plus, Microsoft Windows Media
                                           Encoder, display with keyboard and
                                           mouse, Ethernet LAN, and a variety of
                                           professional audio/video input and
                                           output options.

 NIAGARA MAXPAC - PORTABLE                 A complete "studio-in-a-box" bundled
                                           system including a Niagara MAX system
                                           plus Focus Enhancements/Videonics
                                           MXProDV digital video mixer and
                                           Acccordent PresenterPro SE Software.

 NIAGARA - STANDARD PORTABLE               Portable, integrated dual channel
                                           analog encoder, two Osprey 220 cards,
                                           high-speed Pentium processor, Niagara
                                           SCX and Osprey SimulStream software,
                                           RealProducer Plus, Windows Media
                                           Encoder, display with keyboard and
                                           mouse, Ethernet LAN, and a variety of
                                           professional audio/video input and
                                           output options.

 NIAGARA                                   INTEGRATOR KITS Integrator kits for
                                           "build your own" Niagara system
                                           consisting of Niagara and Osprey plus
                                           third-party software and hardware
                                           components.

 NIAGARA SCX REMOTE ENCODER CONTROL        Software provides monitoring and
 SOFTWARE                                  control of multiple, remote, or
                                           distributed streaming encoders
                                           throughout an enterprise or across
                                           the Internet. User interface provides
                                           concurrent view of unlimited encoders
                                           while providing control of encoding
                                           parameters, video preview, encoder
                                           statistics monitoring, supports
                                           RealNetworks and Microsoft Windows
                                           Media.

    Key benefits and features of our Niagara Streaming Systems are:

    o Quality and Capacity -- All Niagara capture/encoding systems are configured with Real Networks RealProducer and Microsoft Windows Media Encoder. All Niagara streaming servers are configured with Real Networks RealServer or Microsoft Windows Media Server. Our Osprey(R) cards provide the optimal quality encoding and the capacity to allow multiple streams or multiple bit rates from one Niagara server.

    o Professional Platforms and Configurations -- Our Niagara product line includes portable field encoders and rack-mounted systems for the prosumer, corporate, ISP and media professional. All systems provide a variety of options for professional audio and video inputs, including DV and SDI.

    o Price Performance -- We believe our Niagara systems deliver quality performance to our customers at an attractive price point based on the current market.

    o Quick Start to Dependable Streaming -- Niagara systems are fully optimized and fully configured.

    o Exclusive Software Enhancements -- Niagara SCX Remote Encoder Control Software and Osprey SimulStream software are included on every Niagara Encoding System to deliver increased productivity, control and value for encoding.

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

    VIEWPOINT VBX(TM) SYSTEMS.

    Our Viewpoint VBX(TM) enterprise-wide video communication system provides switching, distribution, conferencing and gateway capabilities between broadband and narrowband networks and between desktops, conference rooms, and a variety of video communication resources. The VBX system is a combination of hardware and software to run and manage the server switch and codec array, plus, for each end point, a combination of hardware and software to connect and operate the system for broadcasting, conferencing and monitoring. The Viewpoint VBX product line is primarily used in controlling, managing, transporting, and bridging on-premise business video communications. When off-premise participants are included, fully integrated Viewpoint H.320 and H.323 codecs from ViewCast or many off the shelf codecs such as Polycom, Vbrick, and others extend the reach of video.

    Viewpoint VBX's conferencing, switching, and codec product line has been applied to manage and deliver multiple simultaneous TV quality video connections to desktops, conference rooms, boardrooms, classrooms, lobbies, visitor centers, medical centers, trading floors, securities trading centers, industrial process control centers, courtrooms, correctional facilities, banks, and airports. Virtually every conceivable type of video source has at one time or another been distributed around the office or around the globe by a Viewpoint VBX - video from VCRs, DVD players, satellite receivers, cable TV receivers, security cameras, desktop workstation cameras, conference room cameras, and process control system video. Display devices range from PC workstations, TV sets, plasma displays, film recorders, streaming encoders, video projectors, and LCD video.

    Whatever the application for video, ViewCast technologies either constitute the entire end-to-end solution or bring together technologies from multiple vendors into a common user experience while extending their value to a wider audience. ViewCast extends the value of investment in videoconference room systems from market leaders like Polycom and Tandberg to desktops throughout the Enterprise. Similarly, we extend the value of these systems to users wherever they need video. As an example, we do not manufacture medical imaging equipment, but we make it simple and convenient for doctors to share broadcast quality video from a variety of imaging systems from major manufacturers.

    Benefits of the Viewpoint VBX(TM) include:

    o OPTIMAL VIDEO QUALITY - The Viewpoint VBX(TM)'s enterprise distribution of uncompressed, TV-quality video provides full resolution, and frame rate video to the desktop or other viewing device with no compressions artifacts or codec latency. Regardless of the application, the highest possible video quality is maintained. The addition of MPEG-2 codecs to the Viewpoint VBX(TM) extends the TV quality of local VBX communication to multiple sites outside the enterprise.

    o SCALABILITY - The Viewpoint VBX environment can be within a small enterprise or expanded into large, global multi-location environment. Multiple VBX and Codec Array chassis can be interconnected locally or across various networks scaling to hundreds of sites but operating as one contiguous video network.

    o VARIETY OF APPLICATIONS - The variety of business video applications that can be implemented by the Viewpoint VBX at the same time. The VBX environment is a collection of technologies that manage, control, and deliver a common user experience in a variety of applications including video conferencing, video/program content distribution, distance learning, security, surveillance, video resource sharing, and personal video communication.

    o INTERFACE WITH THE MAJOR VIDEO COMMUNICATIONS STANDARDS INCLUDING INTERNET. - The server and codec array support a suite of video communication standards, including H.323 (video over TCP/IP networks), MPEG-2, and H.320 (video over ISDN). Users can choose a video quality and price performance level based on the content and purpose of each call. The H.323 and MPEG-2 codecs take advantage of the investment in backbone LAN and WAN networks and the Internet to transport video without incurring per-minute charges for circuit-switched networks such as ISDN. The Viewpoint VBX(TM) can be integrated with our Niagara(TM) Streaming System to enable a supported standards-based video communication system for originating streaming video broadcasts in either Real Networks or Microsoft formats.

    o USER CONVENIENCE - The desktop interface with integrated directory allows any user to control video connections using familiar, intuitive methods. Viewpoint VBX(TM) simplifies video communication by integrating support for multiple applications and multiple standards into a single platform with a single user interface.

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

VIEWCAST ONLINE SERVICE

    ViewCast has created a patent-pending process for providing the creation, management, distribution and viewing of streaming media. Our process is embedded within the outsourced service models that we have developed to address the business market. We have developed extensive account management, measurement, and upload capabilities with a secure database that is optimized for media management and delivery.

    We currently offer this service, called EZStream(SM), in the U.S. from our Internet site. We believe a new strategic alliance, channel, or licensing arrangement with a network or ISP company will provide additional growth for this service.

VIDEO COMMUNICATION APPLICATIONS

    Our product family is designed to meet the fundamentals of video-based applications. Most large entities have a need for many of these video applications at the same time--and few resources can provide a unified solution. Video communication applications include:

    o Digital archiving of video by encoding at the highest available level to create a master digital file. Then the archival file can be copied, manipulated, edited and streamed as needed for current and future purposes.

    o MPEG transcoding - Archived video files are transcoded from MPEG into popular streaming formats.

    o Premise video distribution, where corporate video or broadcast television channels are delivered to desktops, lobbies, waiting rooms, visitor centers, or other locations within a facility.

    o Distance learning, an enhanced video conferencing application where an instructor can interactively control cameras and manage other video sources to interactively share live and prerecorded content to participants in distant locations.

    o "Personal Security"-- security / surveillance video is captured and distributed locally and beyond the monitoring station to individuals at their desks for informational, collaborative, or personal safety purposes.

    o High-definition video collaboration where broadcast quality video is essential--telemedicine, courtroom arraignment, etc.

    o Internet streamed video, where corporate messages and promotional videos are shared one way to viewers on the Internet.

    o Media, news and entertainment broadcasting of live and archived video within the enterprise and delivered to Internet users.

    o Video On Demand (VOD) allows stored-video content to be played back to a user's system in real-time. This entails compressing a video "clip" and storing it on a server that is available to the user through the relevant web page.

    o Videoconferencing - Traditional video conferencing between video enabled conference rooms. Desktop video conferencing where some or all participants remain at their PC workstations. Multi-party video conferencing supporting multiple protocols over multipoint bridges.

    o Streaming Video Gateway -- Our Viewpoint VBX(TM) and Niagara(TM) Streaming encoder systems can be combined to deliver solutions for origination of streaming video broadcasts. For example, an H.320 codec combined with a Niagara(TM) encoder can be configured as a gateway device, turning any H.320 conferencing system into a web video broadcast site. Viewpoint VBX(TM) systems can also be used as camera concentrators, allowing the selection of any connected camera as the source of a web video broadcast.

    o Specific Industry Applications within specific industries such as the financial and health industries. For instance, in the health and medical industry, our products allow doctors to collaborate via videoconferencing, to receive computed tomography (CT) scans, ultrasounds and other diagnostic tests at locations remote from the hospital or patient and to take part in educational and training broadcasts.

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

    Our web sites redesigned during 2001 and included a backend database to track, capture, qualify and distribute contact information to the sales organization. This procedure also provides the means to build an opt-in e-mail list to receive monthly information from ViewCast. Our website has experienced significant increase in traffic and product inquiry. In early 2002, we added a retail storefront sales channel to the website offering Osprey and Niagara hardware and software.

    The Reseller Marketing program enhances our ability to cover domestic and international geographical territories and market segments in an efficient and cost-effective manner. This multi-tiered program provides benefits and rewards to our reseller partners for aggressively marketing ViewCast products and services. Under the terms of the new reseller program, an authorized reseller of ViewCast products must meet certain qualifications regarding its business, personnel, product and market knowledge, and support and service capabilities. Through this authorized reseller program, we intend to expand and enhance channels of distribution that will most effectively place ViewCast products into the marketplace.

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

INSTALLATION, SERVICE AND MAINTENANCE

    Most of our subsystem products are customer installable. We depend on our resellers to install and service the majority of our system products. Further, we maintain a small in-house technical support group to assist our resellers and customers as required.

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

RESEARCH AND DEVELOPMENT

    We continue to focus on research and development activities related to video communications applications. Our recent development efforts have been devoted to the design and development of our products and software applications, primarily in the streaming sector. These include media processing devices (CPUs, DSPs), operating system software, standard computer I/O interfaces, media devices, media API software, and application software such as SimulStream and SCX. We will continue to make investments in core video technology and processing techniques, focusing on how to best apply the latest advancements in the industry into commercially viable products. In some cases, strategic partnerships will be utilized to offset some research and development costs.

    New products are scheduled for launch in 2002 in the Osprey(R) and Niagara(TM) product families that will provide new capabilities and features for professional streaming video applications. We believe these products will be competitive and feature unique capabilities that will enhance leading video applications. We believe these products will keep us in a leadership position in the marketplace.

    We are focusing on expanding the Viewpoint VBX(TM) hardware and software products to address both market and technology driven applications in the switching, distribution, gateway and conferencing space, providing specific industry applications, software revisions and extending support for new codecs.

    We will continue integration efforts with third party application software and hardware for our products and services.

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

    We are not aware of any direct competitors that compete in all of our product families and applications. However, among our direct competitors competing with one or more of our products or applications are Zydacron, Inc., VCON, Ltd., Winnov, LP, Optibase Ltd., Video Network Communications, Inc., Avistar Communications Corp., Pinnacle Systems, Inc., Tandberg Inc., and Polycom, Inc. Electronics manufacturers such as Cisco Systems, Inc. may be sales channels for our products but also actively compete for business in this market.

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

    We believe that product recognition is an important competitive factor and, accordingly, we promote the ViewCast(R), Osprey(R), Niagara(TM), ViewCast Online Solutions(TM), Viewpoint VBX(TM), SimulStream(TM), WorkFone, Niagara SCX(TM) and EZStream(SM) names, among others, in connection with our marketing activities, and have applied for or received trademark registration for such names. Our use of these marks may be subject to challenge by others, which, if successful, could have a material adverse effect on us.

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

EMPLOYEES

    As of February 28, 2001, we had seventy (70) employees, five (5) of whom are in executive positions, twenty-eight (28) of whom are engaged in engineering, research and development, sixteen (16) of whom are engaged in marketing and sales activities, fourteen (14) of whom are engaged in operations and seven (7) of whom are in finance and administration. None of our employees are represented by a labor union. We consider our employee relations to be satisfactory.

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

ITEM 2. PROPERTIES

    Our executive offices and some of our sales, design and development activities were relocated early in 2002 and are located in approximately 14,731 square feet of leased space in Dallas, Texas. The lease expires in December 2005 and provides for a base annual rent of $243,061. Our assembly operations are located in approximately 7,760 square feet of leased space in Dallas, Texas. The lease expires in August 2003 and provides for a base annual rent of $63,740.

    The Osprey(R) product development activities are located in approximately 11,900 square feet of leased space in Morrisville, North Carolina. The main lease for approximately 10,000 square feet expires in December 2002 and provides for a base annual rent of $129,550. The remaining 1,900 square feet expires in January 2005 and provides for a base annual rent of $23,831. The lease expiring during 2002 will either be extended or new space will be obtained within the same geographic area.

    We also lease office space for domestic sales offices in Burlingame, CA, and Mt. Arlington, NJ. All such leases are on a month-to-month or an annual lease basis. The Burlingame, CA sales office will not be extended after the lease expires in June 2002. The remaining sales office lease provides for a base annual rent of $20,400 for the domestic sale office.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (None)

                                     PART II

ITEM 5.  MARKET FOR REGISTRANTS COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

COMMON STOCK PRICE RANGE

    Our Common Stock prior to April 4, 2002 was traded on the Nasdaq under the symbol "VCST." Our Public Warrants prior to April 4, 2002 were traded on the Nasdaq under the symbol "VCSTW." As of March 31, 2002, there were 20,764,535 shares of Common Stock and 2,616,348 Public Warrants outstanding. The following table sets forth, for the periods indicated, the high and low sales prices for the Common Stock and the Public Warrants on the Nasdaq. As of April 4, 2002 our Common Stock and Public Warrants are traded on the OTC-BB under the symbol "VCST.OB" and "VCSTW.OB" respectively. These over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions. The trading market in our securities may at times be relatively illiquid due to low trading volume.

                                      COMMON STOCK                             PUBLIC WARRANTS
                                --------------------------                ---------------------------
     FISCAL 1999                 HIGH                 LOW                  HIGH                  LOW
     -----------                 ----                 ---                  ----                  ---
1st Quarter                     $ 6.94              $ 2.63                $ 3.69               $ 0.81
2nd Quarter                      17.38                4.84                 13.38                 2.13
3rd Quarter                      10.81                5.75                  6.50                 3.13
4th Quarter                       8.38                3.06                  5.25                 1.81

                                      COMMON STOCK                              PUBLIC WARRANTS
                                --------------------------                ---------------------------
     FISCAL 2000                 HIGH                 LOW                  HIGH                  LOW
     -----------                 ----                 ---                  ----                  ---
1st Quarter                     $ 8.97              $ 4.03                $ 5.00               $ 2.06
2nd Quarter                       7.25                2.25                  4.19                 1.25
3rd Quarter                       4.00                2.00                  1.94                 1.00
4th Quarter                       2.38                0.75                  1.13                 0.34

                                       COMMON STOCK                              PUBLIC WARRANTS
                                --------------------------                ---------------------------
     FISCAL 2001                 HIGH                 LOW                  HIGH                  LOW
     -----------                 ----                 ---                  ----                  ---
1st Quarter                     $ 1.44              $ 0.69                $ 0.69               $ 0.28
2nd Quarter                       1.19                0.69                  0.57                 0.26
3rd Quarter                       1.02                0.50                  0.61                 0.28
4th Quarter                       0.84                0.44                  0.57                 0.27

    On March 28, 2002, the last reported sales prices for the Common Stock and the Public Warrants as reported on the Nasdaq were $0.46 and $0.30, respectively.

     In February 2002, ViewCast received a Nasdaq Staff Determination indicating that it failed to comply with the minimum net tangible assets or minimum stockholders' equity requirements for continued listing, set forth in Marketplace Rule 4310(c)(2)(B) and that its common stock is therefore subject to delisting from The Nasdaq SmallCap Market. Marketplace Rule 4310(c)(2)(B) states that "For continued inclusion, the issuer shall maintain: (i) stockholders' equity of $2.5 million; (ii) market capitalization of $35 million; or (iii) net income of $500,000 in the most recently completed fiscal year or two of the last three most recently completed fiscal years." ViewCast requested a hearing before a Nasdaq Listing Qualifications Panel to review the Staff Determination, but was unable to meet Nasdaq's timetable for compliance and was delisted from Nasdaq after trading closed on April 3, 2002. ViewCast began trading on the Over-the-Counter-Bulletin Board (OTC-BB) effective with the opening of business on April 4, 2002.

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

                                                                             YEAR ENDED DECEMBER 31,
                                                   ----------------------------------------------------------------------------
                                                       1997            1998            1999            2000            2001
                                                   ------------    ------------    ------------    ------------    ------------
               CONSOLIDATED STATEMENTS
                   OF OPERATIONS:
Net sales ......................................   $  3,360,703    $  8,027,948    $  7,270,080    $ 10,439,404    $  7,950,887
Cost of goods sold .............................      1,695,922       4,181,128       3,948,377       4,782,130       3,575,411
                                                   ------------    ------------    ------------    ------------    ------------
Gross profit ...................................      1,664,781       3,846,820       3,321,703       5,657,274       4,375,476

Operating expenses:
  Selling, general and administrative ..........      4,243,485       8,352,476       7,543,409       9,545,307       7,604,415
  Research and development .....................      2,740,857       3,090,102       2,930,761       4,003,169       4,200,571
  Restructuring charge .........................             --         402,800              --              --         219,604
  Depreciation and amortization ................        309,458         524,427         617,086         753,786         932,554
                                                   ------------    ------------    ------------    ------------    ------------
      Total operating expenses .................      7,293,800      12,369,805      11,091,256      14,302,262      12,957,144
                                                   ------------    ------------    ------------    ------------    ------------

Operating loss .................................     (5,629,019)     (8,522,985)     (7,769,553)     (8,644,988)     (8,581,668)

Other income (expense):
  Dividend and interest income .................         63,613          34,117         249,985         354,315          35,069
  Interest expense .............................       (290,492)       (877,873)       (954,168)       (602,558)       (677,087)
  Other ........................................         28,493              48              62           4,246         150,731
                                                   ------------    ------------    ------------    ------------    ------------
      Total other income (expense) .............       (198,386)       (843,708)       (704,121)       (243,997)       (491,287)
                                                   ------------    ------------    ------------    ------------    ------------

Net loss .......................................   $ (5,827,405)   $ (9,366,693)   $ (8,473,674)   $ (8,888,985)   $ (9,072,955)
                                                   ============    ============    ============    ============    ============

Net loss per share - basic and diluted .........   $      (0.75)   $      (1.02)   $      (0.71)   $      (0.62)   $      (0.59)
                                                   ============    ============    ============    ============    ============

Weighted average number of
   common shares outstanding ...................      4,844,706       7,806,378       9,367,537      13,105,884      17,204,891
                                                   ============    ============    ============    ============    ============

                                                                       YEAR ENDED DECEMBER 31,
                                             --------------------------------------------------------------------------------
                                                 1997             1998             1999             2000               2001
                                             -----------      -----------       ----------       -----------        ---------
              CONSOLIDATED
          BALANCE SHEET DATA:
Cash and cash equivalents ................   $ 3,117,202      $   439,791      $ 4,315,980       $ 3,898,176       $  851,464
Working capital (deficit) ................     4,547,850        1,456,778        7,575,154         3,929,039         (928,157)
Total assets .............................     8,211,415       13,611,590       13,565,382        11,713,579        8,871,535
Long-term debt ...........................     5,000,000        1,360,000               --           950,000          950,000
Stockholders' equity (deficit) ...........     1,418,264        4,255,308        9,407,614         5,282,309         (202,141)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    This Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. Actual results may differ materially form those indicated in the forward-looking statements. Please see the "Special Note Regarding Forward-Looking Statements" elsewhere in the Report on Form 10-K.

OVERVIEW

    ViewCast.com, Inc., doing business as ViewCast Corporation, ("ViewCast") develops and markets a variety of products and services that enable networked video communications. We are a leading global provider of enterprise-wide, video communication products for both real-time and on-demand applications. ViewCast maximizes the value of video through its products and services: Osprey(R) Video provides the streaming media industry's de facto standard capture cards, Niagara(TM) provides integrated hardware and software applications for encoding, streaming and managing rich media content, Viewpoint VBX(TM) Systems delivers a wide array of video distribution, gatewaying and conferencing solutions for both digital and analog enterprise video communication, and ViewCast Online provides a rich media Application Service Provider ("ASP") solution for Business to Business ("B2B") and media communication needs. From streaming digital video on the Internet to distribution of broadcast-quality video throughout the corporate enterprise, plus comprehensive video software applications, ViewCast provides the complete range of video communications solutions.

    Our customers acquire ViewCast's video products and services to communicate over a variety of networks for security, education, training, marketing and sales, customer service, broadcasting, videoconferencing, financial trading, and to reduce travel and other costs while increasing productivity. Corporations, media organizations, financial institutions, educational networks, healthcare facilities, and government agencies utilize our products and services, as do their customers, vendors and others with whom they may communicate. Our technologies enable users to encode and archive video content, broadcast video over networks, deliver video from web sites, provide interactive video communication (video conferencing), and distribute video within a network. We market and support our products and services either directly or through arrangements with leading OEMs, system integrators, resellers and application developers worldwide.

    Our business was established in 1994 and became a public company in 1997. Our common stock and public warrants currently trade on the OTC BB under the symbol "VCST-OB" and "VCSTW-OB". We are located in Dallas, Texas with the Osprey technology office in Morrisville, North Carolina and sales and support in North America and London, UK.

RESULTS OF OPERATIONS

     YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000.

    NET SALES. Net sales for the year ended December 31, 2001 decreased 23.8% to $7,950,887 from $10,439,404 reported in 2000. We believe the overall decrease was due principally to slowing demand for information technology ("IT") spending and capital expenditures primarily as result of depressed economic conditions in the United States. These conditions were further impacted by declining demand during the last 3.5 months of 2001 in the wake of the September 11, 2001 terrorist attacks, affecting sales of all ViewCast products.

    OSPREY PRODUCT SALES. During the year ended December 31, 2001, sales of Osprey(R) video peripheral products decreased 13.4% over 2000 levels and represented 81.8% of total 2001 revenues, compared to 72.0% of total revenues in 2000. 2001 domestic channel sales for Osprey products declined 29.8% over 2000 levels reflecting U.S. economic conditions, the demise of many ".com" companies, and declining purchases from one of its major OEM partners. This decline was offset in part by channel sales growth in Western Europe and the Pacific Rim of 22.3% and 28.5%, respectively. In September 2001, ViewCast announced modifications to its popular Osprey-500 video capture card to make it "streaming neutral" to allow customers the ability to use a broader range of software applications including Windows Media Encoder, RealNetworks' RealSystem Producer, Adobe Premier 6.0, Media 100's Cleaner 5, Sorrenson Broadcaster and other leading applications, as well as streaming directly to Windows Media and Real formats. We also introduced our new Osprey SimulStream(TM) software for use with the Osprey-210, Osprey-220, Osprey-500 and Osprey-2000 series of products. SimulStream gives users the ability to simultaneously output multiple video and audio streams with independent capture settings from a single Osprey capture card. By taking what used to be six separate encoding tasks and making it a single session, SimulStream reduces encoding time up to 83% while greatly improving the video and audio on the resulting streams. In January 2002, we announced the opening of our new e-commerce site featuring the Osprey streaming/capture cards as well as, Osprey SimulStream and Niagara SCX software products. In addition to the new e-commerce offerings, the site offers a full range of online order processing and tracking services, technical support content and easy access to product drivers and upgrades. We believe the e-commerce site will serve as a complement to our distribution strategy and make it easier for our customers to purchase our products. The utilization of e-commerce will allow single unit purchases to be made quickly and easily, therefore providing the resellers more time to deliver the personalized support necessary for volume purchases. With these product enhancements, the addition of our e-commerce strategy and the anticipated economic recovery in the U.S. market, we expect a substantial rebound in subsystem product sales during 2002.

    NIAGARA(R) STREAMING/ENCODING SYSTEMS AND VIEWPOINT VBX(TM) VIDEO DISTRIBUTION SYSTEM SALES. During the year ended December 31, 2001, combined systems sales totaled $1,119,243 a decrease of 52.6% compared to the prior year. System revenues have been most clearly impacted by the economic slowdown and the general softening and postponement of IT spending, especially in the financial services sector. In May 2001 through November 2001, we reduced and reorganized our workforce associated with the product lines and focused our system sales, marketing and development efforts on education/distance learning, financial services, security/telejustice and media network applications. In September 2001, ViewCast announced the sale of VBX video distribution and conferencing systems to HSBC Bank USA through its reseller Delta Computer Group. The systems provide video distribution capabilities for HSBC's New York and New Jersey locations, as well as connectivity to VBX systems in Europe and Hong Kong. In December 2001, we sold VBX equipment to Siemens Information and Communications Group who was chosen to supply a division of The Standard Bank of South Africa a fully integrated trading solution incorporating their HiPath Product suite. The offering incorporates the Viewpoint VBX video communication system as an integrated touch screen application providing video conferencing and video broadcast capability with point and click ease. Phase I of the project incorporated our video solution in the Johannesburg and Pretoria offices in South Africa and we expect additional follow-on business during 2002 with Phase II installations in Durban and Capetown.

    In March 2001, ViewCast introduced its new Niagara(R) Streaming and Encoding Systems which are fully integrated rack mount and portable platforms that allow corporations, broadcasters, productions houses, Internet ASPs and content producers to stream live video content or create archived video-on-demand content for viewing over the Internet or Corporate intranets. The exclusive Niagara SCX(TM) software allows remote encoder control and monitoring across networks using industry standard protocols, while its SimulStream(TM) software allows simultaneous multiple bit rate streaming in Real and Windows formats using only one capture card. The Niagara(R) family of products incorporates the performance of the Osprey(R)-220, Osprey(R)-500 or Osprey(R)-2000 into its capabilities. In October 2001, ViewCast also announced that it would bundle Accordent Technologies' Presenter PRO software with its ViewCast NiagaraMax portable streaming systems. PresenterPRO enables companies to create live and on demand streaming presentations enhanced by synchronized PowerPoint slides, pictures, Flash, URLs, and other features to create professional streaming presentations in minutes.

    With the expected easing of customer budget constraints, the enhanced interest in video gateways and videoconferencing systems as a viable, cost effective alternative to business travel, and the addition of new software to differentiate its products, ViewCast is encouraged by increased sales activities and expects an improved trend in systems sales during 2002.

    OTHER REVENUES. Other revenues consisting of software maintenance, training, installation, engineering consulting fees and professional services amounted $324,975 for the year ended December 31, 2001, a decline of 42.7% from the $566,742 reported in 2000. Installation and maintenance revenues during 2001 decreased in proportion to declining system revenues while other revenues in 2000 included $156,000 of engineering consulting fees for contract development of the Osprey(R)-500 video capture card with no comparable sales in 2001

     COST OF GOODS SOLD/GROSS MARGIN. Cost of goods sold totaled $3,575,411 for the year ended December 31, 2001, a decline of 25.2% from the prior year period reflecting the decrease in sales from 2000. Gross profit margin for the year ended December 31, 2001 was 55.0% compared to 54.2% in 2000. Improved gross margins during 2001 reflect increased unit sales of new subsystem products with improved profit margins. We anticipate that our margins will remain in the 50% - 56% range during 2002 and will be affected in the short-term by promotional activities, price adjustments, the introduction of new products and sales mix of our system vs. subsystem products in any one reporting period.

     At December 31, 2001, some portion of inventory, net of reserves, of one of our product lines is at a higher than desired level based on the most recent level of sales. We have developed a program to reduce this inventory to desired levels over the near term and believe no loss will be incurred on its disposition. No estimate can be made of a range of amounts of loss that are reasonably possible should the program not be successful.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expenses for year ended December 31, 2001 totaled $7,604,415, a decrease of 20.3% from $9,545,307 reported last year. The decrease reflects workforce reductions and reorganization efforts from May 2001 through December 2001 to trim operating expenses in all product groups. Sales and sales support expenses decreased 29% over last year while finance and administrative, customer support and marketing expenses decreased 12.9%, 12.7%, and 9.0%, respectively compared to a year ago.

     RESEARCH AND DEVELOPMENT EXPENSE. Research and development expense for 2001 totaled $4,200,571, an increase of 4.9% over 2000 levels reflecting an increase in hardware and software engineers and expenses associated with the development, testing and certification of ViewCast's Osprey(R)-2000 line of video capture cards, the development and introduction of the Osprey SimulStream software, the Niagara(R) line of streaming encoders and streaming servers, and the development of ViewCast Online business applications and systems. The Company continues to invest in new product development to ensure its ability to compete in the distribution and streaming sectors of the video and audio communications industry and to establish and maintain the Company as a leading provider in its target markets.

     RESTRUCTURING. In April 2001, ViewCast's Board of Directors approved a plan of restructuring that included a reduction in the Company's workforce to decrease operating expenses. Charges during 2001 included costs of $219,604 for employee severance and benefits associated with the involuntary termination of 26 employees. Personnel reductions were made in the Company's finance and administration), marketing and sales, operations, and engineering, research and development departments.

     OTHER (INCOME) EXPENSE. Total other expense for the twelve months ended December 31, 2001 totaled $491,287, an increase of 101.3% over the prior year period reflecting the addition of interest expense and amortization of debt issue costs associated with ViewCast's 7% Senior Convertible Debentures, interest from additional line-of-credit borrowings and reduction of interest income earned on the Company's cash and cash equivalents during the nine months ended September 30, 2001. These expenses were partially offset by other income of $154,165 from the sale of available-for-sale securities and forfeiture of conversion inducement fees.

     NET LOSS. Net loss for the year ended December 31, 2001 was $9,072,955, an increase in loss of 2.1% from 2000. Net loss for 2001 reflects decreases in net sales and increases in research and development expense, partially offset by declining selling, general and administrative expenses and improving gross margins.

     YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999.

    NET SALES. Net sales for the year ended December 31, 2000 increased 43.6% to $10,439,404 from $7,270,080 reported in 1999. The increase is attributed to growth from our video peripheral and video system products during 2000 compared to 1999.

    OSPREY PRODUCT SALES. During the year ended December 31, 2000, sales of Osprey(R) video peripheral products increased 48.7% over 1999 and represented 72.0% of total 2000 revenues, compared to 69.5% of total revenues in 1999. Osprey product sales increased during 2000 due to continued strong demand for our capture cards and codecs plus the introduction of the new Osprey-500 product line late in the second quarter. The Osprey-500 product was co-developed with Microsoft as their first digital video capture card.

    NIAGARA(R) STREAMING/ENCODING SYSTEMS AND VIEWPOINT VBX(TM) VIDEO DISTRIBUTION SYSTEM SALES. System sales, which include Niagara(TM) streaming systems and Viewpoint VBX(TM) video distribution systems, increased 15.0% in 2000 compared to 1999 and represented approximately 22.6% of total 2000 revenues compared to 28.2% of total revenues in 1999. The improvement in our system sales is attributed to a more focused product definition to the marketplace and better sales execution. During 2000, we released new Viewpoint VBX(TM) product enhancements and targeted specific vertical markets.

    OTHER REVENUES. Other revenue from online services, maintenance and engineering development fees accounted for the remaining 5.4% of total revenues for 2000.

    COST OF GOODS SOLD/GROSS MARGIN. Cost of goods sold increased $833,753 to $4,782,130 for the year ended December 31, 2000 compared to 1999 primarily due to the increase in our product sales described above. Our gross profit margin for 2000 was 54.2%, representing an increase from the 45.7% margin reported during 1999. Gross profit margins showed an increase of approximately 8.5% over 1999 levels due to improved product designs, manufacturing efficiencies and new product introductions in our Osprey video peripheral product family.

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

    RESEARCH AND DEVELOPMENT EXPENSE. Research and development expense increased $1,072,408 or 36.6% to $4,003,169 during 2000 compared to 1999, principally due to development staff increases and expenses related to new product testing for the Osprey 500, Osprey 210/220, and VBX Software Version 2.5 released in 2000, and for the Osprey 2000 and Niagara system product introductions in 2001.

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

     NET LOSS. Net loss for the year ended December 31, 2000 was $8,888,985, an increase in loss of 4.9% from 1999. Net loss for 2000 reflects increases in net sales offset by and increases cost of goods sold, selling, general and administrative and research and development expense.

LIQUIDITY AND CAPITAL RESOURCES

     ViewCast's primary sources of funds for conducting its business activities are derived from sales of its products and from sales of its debt and equity securities. ViewCast requires liquidity and working capital primarily to fund operating losses, increases in inventories and accounts receivable associated with expected sales growth, development of its products, debt service and for capital expenditures.

     Net cash used in operating activities for the year ended December 31, 2001 totaled $8,898,974 due primarily to the reported net loss of $9,072,955, adjusted for net non-cash operating expenses of $969,698, and to changes in operating assets and liabilities of $795,717, principally due to decreases in accounts payable and accrued liabilities offset in part by improved trade receivable collections and inventory reductions.

     ViewCast utilized cash of $405,982 during the year ended December 31, 2001 for capital purchases of computer equipment, test equipment and purchased software to aid the development and testing of its products; for demonstration equipment to showcase its products; and for software development costs associated with its streaming media software applications. These uses were offset in part by $208,675 of proceeds from the sale of available-for-sale securities in June of 2001.

     During 2001, ViewCast's financing activities generated cash in the amount of $6,049,569 principally from short-term borrowings, issuance of Series C Convertible Preferred Stock and from the sale of common stock under the terms of the ViewCast's Employee Stock Purchase Plan ("ESPP"). During March through October 2001, ViewCast borrowed $3,938,396 under the terms of its working capital credit facility primarily to fund operating expenses and inventory purchases of its Osprey(R)-500 and Osprey(R)-2000 subsystem products. In November 2001, ViewCast received $2.0 million in gross proceeds from the sale of 200,000 shares of newly created Series C Convertible Preferred Stock at $10.00 to Mr. H.T. Ardinger, a principal shareholder and Chairman of the Board of the ViewCast. The Series C preferred stock is convertible into common stock of ViewCast at a fixed price of $0.60 per share, subject to certain requirements, and carries a dividend of 9% payable semiannually in cash or common stock of the ViewCast, at the ViewCast's option. ViewCast intends to use the proceeds for working capital and general corporate initiatives. Also, for the offering periods ended March 31, 2001 and September 30, 2001, ViewCast received $106,569 from the sale of 190,566 shares of common stock pursuant to its ESPP.

     In August 2001, ViewCast offered certain of its private warrant holders the right to exercise their warrants at a temporarily reduced exercise price of $0.75 per share of common stock for a period of 30-days. As an inducement for exercise of the warrants, exercising warrant holders received a like number of new warrants to purchase ViewCast common stock at $1.00 per share. ViewCast received proceeds of $24,999 from the exercise of the 33,332 warrants pursuant to this offer and issued 33,332 new five-year warrants to purchase common stock at $1.00 per share which expire February 2007.

     ViewCast classifies its equity securities that are free of trading restrictions, or to become free of trading restrictions within one year, as "available-for-sale". Available-for-sale securities at December 31, 2000 and 2001, is comprised solely of DynTek, Inc. ("DYTK") shares that it acquired in a strategic business alliance in 1998. Because all of the DYTK shares held by ViewCast are available for trading under Rule 144 of the Securities and Exchange Commission, those shares are presented at their fair market valued in the consolidated balance sheets as of December 31, 2000 and 2001. The quoted market price of DYTK shares at December 31, 2000, December 31, 2001 and March 28, 2002 was $0.88, $2.12, and $2.10, respectively. In June 2001, ViewCast sold 100,000 shares of DYTK stock at selling prices that averaged $2.09 per share. Realized gains on the stock transactions totaled $47,425.

     In January 2002, ViewCast extended the expiration date of its outstanding public and public equivalent common stock purchase warrants to February 3, 2005 from February 3, 2002. Additionally, effective March 1, 2002, ViewCast decreased the effective exercise price per share of common stock of the warrants from $4.19 to $1.00. The warrants are redeemable by ViewCast under certain conditions. As of December 31, 2001, there were 3,799,680 public and public equivalent warrants outstanding. The exercise price reduction and extension of the expiration date also applies to the issuance of up to 262,500 public warrants upon exercise of certain representative warrants.

     In December 2001, ViewCast temporarily decreased the conversion price of its outstanding Series B Convertible Preferred Stock from $3.625 per share to $0.60 per share for a period of ninety (90) days. Pursuant to Section 8(b) of the Certificate of Designations of Series B Convertible Preferred Stock, ViewCast was required to temporarily lower the Series B conversion price in conjunction with the issuance of Series C Convertible Preferred Stock in November 2001. In March 2002, holders of $1,450,000 principal amount of Series B Convertible Preferred Stock converted their Series B shares into 2,416,666 shares of common stock at $0.60 per share.

     At December 31, 2001, ViewCast had a working capital deficit of $928,157 and cash, cash equivalents and available-for sale securities of $3,268,921. ViewCast has experienced an overall sales decrease of

23.8% during 2001 compared to 2000 levels and, while wary of current economic conditions, anticipates that revenues will rebound during 2002 with the introduction of new products, business relationships and if economic conditions improve. ViewCast plans to improve its working capital position by increasing sales and lower operating expenses, by increases, if any, in the value of the DYTK stock, by exercise of warrants and, as necessary, by additional equity financing such as the $2,000,000 received for the Series C Preferred Stock in November 2001. ViewCast also anticipates that losses will continue in 2002 at a lower level than 2001, and until such time as total profit margins from the sales of its products exceed its total development, selling, administrative and financing costs. In April 2001, ViewCast's Board of Directors approved a plan of restructuring to reduce its workforce and decrease operating expenses. In May 2001 through November 2001, ViewCast reorganized its operations, reduced its workforce by 26 individuals and trimmed other related operating expenses. As a direct result of these measures, total general and administrative expenses decreased $1.94 million, or 20.3%, from 2000 levels. ViewCast will remain vigilant and proactive in managing its operating expenses.

     In October 1998, the ViewCast entered into a working capital line of credit financing arrangement with an entity controlled by one of its principal stockholders, who is currently Chairman of the Board. In February 2001, ViewCast amended the facility to increase the credit line commitment from $9.0 million to $12.0 million, extend the maturity date of the agreement to March 15, 2003, and expand the asset base for lending to include DYTK shares owned by ViewCast. The availability of funds under this facility is subject to certain borrowing base limitations based principally on outstanding accounts receivable, inventory and market value of DYTK shares. At December 31, 2001, ViewCast had exceeded its borrowing base by $1.45 million and had utilized $6.35 million of the line-of-credit facility. The noteholder has agreed to waive through April 30, 2002 the repayment of any outstanding financing that may be in excess of the borrowing base from time to time. The facility will continue to be utilized for working capital by ViewCast to the extent possible depending on future levels of accounts receivable, inventory and market value of DYTK shares. During the first quarter of 2002, ViewCast borrowed an additional $248,608 under the terms of the line of credit financing arrangement.

     ViewCast utilizes significant capital to design, develop and commercialize its products and intends to fund its 2002 operating activities and sales growth by utilizing proceeds from the Series C Preferred Stock offering, its available working capital line of credit, cash contributed from operations and sales of its available-for-sale securities to the extent possible. ViewCast anticipates it will require additional equity financing in the during 2002 for working capital to develop and introduce new products and services, to enhance existing product offerings, to address unanticipated competitive threats, technical problems, and adverse economic conditions. Although ViewCast has no firm arrangements with respect to additional financing, it is currently considering several proposals by potential investors relating to the issuance of convertible preferred stock or other equity in exchange for a cash investment in ViewCast. ViewCast has retained an investment banking firm to assist in revenue and strategic alternatives, including divestitures and acquisitions. There can be no assurance that any such additional financing will be available to ViewCast on acceptable terms, or at all. Additional equity financing may involve substantial dilution to our then existing stockholders. In response to the economic slowdown and to enhance financial performance and increase revenue, ViewCast intends to actively pursue other alternatives, including strategic merger and acquisition activities. In the event we are unable to raise additional capital or execute other alternatives, we may be required to sell segments of the business, or substantially reduce or curtail our activities. Such actions could result in charges that could be material to the ViewCast's results of operations or financial position.

     At December 31, 2001, ViewCast had no material commitments for capital expenditures.

NEW ACCOUNTING STANDARDS

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. ViewCast adopted SFAS 133 in January 1, 2001. SFAS No. 133, as amended, requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and the type of hedge transaction. The ineffective portion of all hedges will be recognized in earnings. During the year ended December 31, 2001, ViewCast had no hedging transactions, and the adoption of this standard did not have a significant impact on its financial position, results of operations or cash flows.

     In June 2001, the FASB issued SFAS No. 141, Business Combinations, which addresses financial accounting and reporting for business combinations. Under SFAS No. 141 all business combinations initiated after June 30, 2001 and business combinations with a date of acquisition of July 1, 2001 or later are to be accounted for using the purchase method of accounting. In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets, which addresses accounting and reporting for intangible assets acquired individually or with a group of other assets, other than those acquired in a business combination, at acquisition and accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. Under SFAS No. 142, goodwill and certain other intangible assets will no longer be amortized but will remain on the balance sheet and will be reviewed for impairment using the guidance as established in this Statement. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001, except for goodwill and intangibles acquired after June 30, 2001, which will be immediately subject to the nonamortization and amortization provisions of this Statement. We anticipate the adoption of these standards will not have a significant impact on our consolidated financial position, results of operations or cash flows unless we make future business acquisitions.

        In August 2001, the FASB issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which is effective for fiscal years beginning after December 15, 2001. SFAS 144 supersedes FASB Statement No. 121, Accounting for the Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions relating to the disposal of a segment of a business of Accounting Principles Board Opinion No.
30. We are currently assessing the impact of SFAS 144 on our consolidated financial position, results of operations and cash flows but do not anticipate a significant impact on the operating results or financial position of ViewCast.

     In September of 2001, the FASB Emerging Issues Task Force ("EITF"), issued EITF Issue No. 01-09, Accounting for Consideration Given by Vendor to a Customer or a Reseller of the Vendor's Products, which is a codification of EITF Issues No. 00-25, Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products, No. 00-14, Accounting for Certain Sales Incentives, and No. 00-22, Accounting for 'Points' and Certain Other Time-or Volume-Based Sales Incentive Offers and Offers for Free Products or Services to be Delivered in the Future. EITF 00-25, as codified by EITF 01-09, established the treatment in the statement of operations of vendor consideration to resellers of a vendor's products. EITF 00-25 and 01-09 are effective for the interim and year-end periods beginning after December 15, 2001. We are currently assessing the impact of the adoption of this EITF on our consolidated financial position, results of operations and cash flows but do not anticipate a significant impact on the operating results or financial position of ViewCast.

CRITICAL ACCOUNTING POLICIES

    Management's discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. We review the accounting policies we use in reporting our financial results on a regular basis. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an on-going basis we evaluate our estimates, including those related to accounts receivable, inventories, investments, warranty obligations, income taxes, restructuring and contingencies and litigation. Our estimates are based on historical experience and other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. We believe that the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

    o Revenue Recognition - We recognized hardware product revenue using the guidance from SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements and Statement of Financial Accounting Standards No. 48, Revenue Recognition When Right of Return Exists. We recognize software revenue in accordance with SOP 97-2, Software Revenue Recognition, as amended by SOP 98, Modification of SOP 97-2, Software Revenue Recognition, with Respect to

    o Certain Transactions. Under these guidelines, we defer revenue recognition on transactions where persuasive evidence of an arrangement does not exist, title has not transferred, product payment is contingent upon performance of installation or service obligations, the price is not fixed or determinable or payment is not reasonably assured. In addition we defer revenue associated with maintenance and support contracts and recognize revenue ratably over their term.

    o Allowance for Doubtful Accounts - We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers or distribution partners were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

    o Excess and Obsolete Inventory - We write down our inventory for estimated obsolescence and unmarketable inventory equal to the difference between the cost of the inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less than those projected by management, additional inventory write-downs may be required.

    o Warranty - We provide for the estimated cost of hardware and product warranties at the time revenue is recognized. While we engage in quality programs and processes, our warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage or service delivery costs differ from our estimates, revisions to the estimated warranty liability may be required.

    o Deferred Taxes - We record a valuation allowance to reduce our deferred tax assets to an amount that we believe is more likely than not to be realized. In our opinion, realization of our net operating loss carryforward is not reasonably assured, and a valuation allowance has been provided against deferred tax assets in excess of deferred tax liabilities in the accompanying consolidated financial statements. However, should we in the future determine that realization of deferred tax assets in excess of recorded amounts is likely, an adjustment to the deferred tax assets would increase income in the period such determination was made.

    o Available-for-Sale Securities - We currently hold equity securities of a Nasdaq publicly traded company DYTK. DYTK shares are stated at fair value each reporting period based on quoted market prices. Future adverse changes in market conditions or poor operating results of this underlying investment could result in losses or an inability to recover the carrying value of the investment that may not be reflected in the investment's current carrying value, thereby requiring an impairment charge in the future.

    o Capitalized Software - We currently expense the costs of developing new software products and substantial enhancements to existing software products until technological feasibility has been established, after which time additional costs incurred are capitalized in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed." Amortization of capitalized software development costs begins when products are available for general release to customers, and is computed using the straight-line method over a period not to exceed three years. Future adverse changes in market conditions or poor market performance of these software products could result in losses or an inability to recover the carrying value of the investment that may not be reflected in the investment's current carrying value, thereby requiring an impairment charge in the future.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     All of our sales transactions during 2001 were denominated in U.S. dollars and the majority of our operations is based in the U.S. and, accordingly, is also denominated in U.S. dollars. We do have a foreign-based sales office in the London area where transactions are denominated in the foreign currency. The impact of fluctuations in the relative value of that currency for 1999, 2000 and 2001 was not material.

     Our interest income earned on cash and cash equivalents is subject to interest rate risk from the changes in the general level of U.S. interest rates, particularly short-term rates.

     We hold marketable securities in DYTK that are subject to the market risks of the public U.S. stock markets, in particular the Nasdaq Stock Market. As of December 31, 2001, the market value of our DYTK investment was $2,417,457. If the market price of DYTK common stock decreases, our assets and working capital may decrease proportionately.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                       VIEWCAST.COM, INC. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Report of Independent Auditors..........................................   28

Consolidated Balance Sheets a December 31, 2000 and 2001................   29

Consolidated Statements of Operations for the years ended
  December 31, 1999, 2000 and 2001......................................   30

Consolidated Statements of Stockholders' Equity (Deficit) for the
  years ended December 31, 1999, 2000 and 2001..........................   31

Consolidated Statements of Cash Flows for the years ended
  December 31, 1999, 2000 and 2001......................................   34

Notes to Consolidated Financial Statements..............................   35

                         Report of Independent Auditors

The Board of Directors
ViewCast.com, Inc.

We have audited the accompanying consolidated balance sheets of ViewCast.com, Inc. and subsidiaries as of December 31, 2000 and 2001, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ViewCast.com, Inc. and subsidiaries at December 31, 2000 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As more fully described in Note 1, the Company is dependent upon the proceeds from additional sales of its equity securities or other alternative financing, has incurred recurring losses from operations, has a working capital deficit and anticipates negative cash flow from operations during 2002. These conditions raise substantial doubt about the ability of the Company to continue as a going concern. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.



                                                   ERNST & YOUNG LLP

Dallas, Texas
March 18, 2002

                       VIEWCAST.COM, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                           DECEMBER 31,
                                                                                  ------------------------------
                                                                                      2000              2001
                                                                                  ------------      ------------
                              ASSETS
Current assets:
  Cash and cash equivalents                                                       $  3,898,176      $    851,464
  Available-for-sale securities                                                      1,085,271         2,417,457
  Accounts receivable, less allowance for  doubtful accounts of
    $177,000 and $137,000 at December 31, 2000 and 2001, respectively                1,241,784         1,100,867
  Inventory, net                                                                     2,942,621         2,675,088
  Prepaid expenses                                                                     242,457           150,643
                                                                                  ------------      ------------
      Total current assets                                                           9,410,309         7,195,519

Property and equipment, net                                                          1,504,753         1,069,966
Software development costs, net                                                        494,447           397,227
Deferred charges                                                                       231,768           162,237
Deposits                                                                                72,302            46,586
                                                                                  ------------      ------------

      Total assets                                                                $ 11,713,579      $  8,871,535
                                                                                  ============      ============

          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable                                                                $  1,432,016      $    469,817
  Accrued compensation                                                                 462,573           345,128
  Deferred revenue                                                                     351,659           301,027
  Other accrued liabilities                                                            824,195           660,481
  Shareholder line of credit                                                         2,408,827         6,347,223
  Short-term debt, other                                                                 2,000                --
                                                                                  ------------      ------------
      Total current liabilities                                                      5,481,270         8,123,676

Long-term debt                                                                         950,000           950,000

Commitments

Stockholders' equity (deficit):
  Convertible preferred stock, $.0001 par value:
    Authorized shares - 5,000,000
      Series B - issued and outstanding shares - 945,000 at
          December 31, 2000 and 2001                                                        95                95
      Series C - issued and outstanding shares - none at
          December 31, 2000 and 200,000 at December 31, 2001                                --                20
  Common stock, $.0001 par value:
    Authorized shares - 40,000,000 at December 31, 2000 and 2001
    Issued and outstanding shares - 17,140,468 and 18,347,869
      at December 31, 2000 and 2001, respectively                                        1,714             1,835
  Additional paid-in capital                                                        52,770,321        55,667,260
  Unrealized gain (loss) on securities reported at fair value
      and accumulated other comprehensive income                                      (950,229)          524,812
  Accumulated deficit                                                              (46,527,686)      (56,384,257)
  Treasury stock,  261,497 shares at December 31, 2000 and 2001                        (11,906)          (11,906)
                                                                                  ------------      ------------
      Total stockholders' equity (deficit)                                           5,282,309          (202,141)
                                                                                  ------------      ------------

      Total liabilities and stockholders' equity (deficit)                        $ 11,713,579      $  8,871,535
                                                                                  ============      ============

                             See accompanying notes.

                       VIEWCAST.COM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                        YEAR ENDED DECEMBER 31,
                                                            ------------------------------------------------
                                                                1999              2000              2001
                                                            ------------      ------------      ------------

NET SALES                                                   $  7,270,080      $ 10,439,404      $  7,950,887

Cost of goods sold (exclusive of depreciation
  and amortization shown separately below)                     3,948,377         4,782,130         3,575,411
                                                            ------------      ------------      ------------

Gross profit                                                   3,321,703         5,657,274         4,375,476

Operating expenses:
  Selling, general and administrative                          7,543,409         9,545,307         7,604,415
  Research and development                                     2,930,761         4,003,169         4,200,571
  Restructuring charge                                                --                --           219,604
  Depreciation and amortization                                  617,086           753,786           932,554
                                                            ------------      ------------      ------------
      Total operating expenses                                11,091,256        14,302,262        12,957,144
                                                            ------------      ------------      ------------

OPERATING LOSS                                                (7,769,553)       (8,644,988)       (8,581,668)

Other income (expense):
  Dividend and interest income                                   249,985           354,315            35,069
  Interest expense                                              (954,168)         (602,558)         (677,087)
  Other                                                               62             4,246           150,731
                                                            ------------      ------------      ------------
      Total other income (expense)                              (704,121)         (243,997)         (491,287)
                                                            ------------      ------------      ------------

NET LOSS                                                    $ (8,473,674)     $ (8,888,985)     $ (9,072,955)
                                                            ============      ============      ============

NET LOSS PER SHARE - BASIC AND DILUTED                      $      (0.71)     $      (0.62)     $      (0.59)
                                                            ============      ============      ============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
   outstanding                                                13,105,884        15,714,244        17,204,891
                                                            ============      ============      ============


                             See accompanying notes.

                       VIEWCAST.COM, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
              FOR THE YEARS ENDED DECEMBER 31, 1999, 2000 AND 2001

                                             SERIES A                  SERIES B               SERIES C
                                           CONVERTIBLE               CONVERTIBLE            CONVERTIBLE
                                         PREFERRED STOCK           PREFERRED STOCK        PREFERRED STOCK         COMMON STOCK
                                      ----------------------    ---------------------    ------------------   ---------------------
                                        SHARES     PAR VALUE      SHARES    PAR VALUE    SHARES   PAR VALUE     SHARES    PAR VALUE
                                      ----------   ---------    ----------  ---------   --------  ---------   ----------  ---------

BALANCE AT DECEMBER 31, 1998             334,000    $     33       400,000   $     40         --   $     --   11,324,974   $  1,132

  Sale of convertible preferred
     stock - Series B, net                    --          --       545,000         55         --         --           --         --

  Conversion of convertible
     preferred stock - Series A to
     common stock                       (334,000)        (33)           --         --         --         --      921,505         92

  Conversion of 8% convertible
     notes to common stock                    --          --            --         --         --         --      317,313         32

  Exercise of options and warrants            --          --            --         --         --         --    1,885,332        189

  Value of options and warrants
     issued for consulting services           --          --            --         --         --         --           --         --

  Sale of common stock, employee
     stock purchase plan                      --          --            --         --         --         --       44,220          4

  Convertible preferred stock
     dividends - Series A and B               --          --            --         --         --         --      131,554         14

  Unrealized gain on securities
     reported at fair value                   --          --            --         --         --         --           --         --
  Foreign currency translation
     adjustment                               --          --            --         --         --         --           --         --
  Net loss                                    --          --            --         --         --         --           --         --

          Comprehensive loss
                                      ----------    --------    ----------   --------   --------   --------   ----------   --------
BALANCE AT DECEMBER 31, 1999                  --    $     --       945,000   $     95         --   $     --   14,624,898   $  1,463



                                       ADDITIONAL       OTHER                                            TOTAL
                                        PAID-IN      COMPREHENSIVE    ACCUMULATED       TREASURY     STOCKHOLDERS'
                                        CAPITAL         INCOME          DEFICIT          STOCK          EQUITY
                                      ------------   -------------    ------------    ------------   -------------

BALANCE AT DECEMBER 31, 1998          $ 31,947,418    $         --    $(27,681,409)   $    (11,906)   $  4,255,308

  Sale of convertible preferred
     stock - Series B, net               5,434,291              --              --              --       5,434,291

  Conversion of convertible
     preferred stock - Series A to
     common stock                              (59)             --              --              --              --

  Conversion of 8% convertible
     notes to common stock               1,162,818              --              --              --       1,162,850

  Exercise of options and warrants       5,486,491              --              --              --       5,486,680

  Value of options and warrants
     issued for consulting services         65,347              --              --              --          65,347

  Sale of common stock, employee
     stock purchase plan                    99,806              --              --              --          99,810

  Convertible preferred stock
     dividends - Series A and B            708,028              --        (727,618)             --         (19,576)

  Unrealized gain on securities
     reported at fair value                     --       1,410,853              --              --       1,410,853
  Foreign currency translation
     adjustment                                 --         (14,330)             --              --         (14,330)
  Net loss                                      --              --      (8,473,674)             --      (8,473,674)
                                                                                                      ------------
          Comprehensive loss                                                                            (7,077,151)
                                      ------------    ------------    ------------    ------------    ------------
BALANCE AT DECEMBER 31, 1999          $ 44,904,140    $  1,396,523    $(36,882,701)   $    (11,906)   $  9,407,559

                       VIEWCAST.COM, INC. AND SUBSIDIARIES
     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)-(CONTINUED)
              FOR THE YEARS ENDED DECEMBER 31, 1999, 2000 AND 2001

                                          SERIES A                 SERIES B               SERIES C
                                        CONVERTIBLE              CONVERTIBLE            CONVERTIBLE
                                      PREFERRED STOCK          PREFERRED STOCK        PREFERRED STOCK          COMMON STOCK
                                   ----------------------   ---------------------   -------------------   ---------------------
                                     SHARES     PAR VALUE     SHARES    PAR VALUE    SHARES   PAR VALUE     SHARES    PAR VALUE
                                   ----------   ---------   ----------  ---------   --------  ---------   ----------  ---------

  Exercise of options and
     warrants                              --          --           --         --         --         --    1,232,077        123

  Conversion of 7% convertible
     debentures to common stock            --          --           --         --         --         --      777,777         78

  Value of options and warrants
     issued for consulting
     services                              --          --           --         --         --         --           --         --

  Common stock issued for legal
     services                              --          --           --         --         --         --        2,500         --

  Sale of common stock, employee
     stock purchase plan                   --          --           --         --         --         --       99,990         10

  Convertible preferred stock
     dividends - Series B                  --          --           --         --         --         --      403,226         40

  Unrealized loss on securities
     reported at fair value                --          --           --         --         --         --           --         --
  Foreign currency translation
     adjustment                            --          --           --         --         --         --           --         --
  Net loss                                 --          --           --         --         --         --           --         --

          Comprehensive loss
                                   ----------    --------   ----------   --------   --------   --------   ----------   --------
BALANCE AT DECEMBER 31, 2000               --    $     --      945,000   $     95         --   $     --   17,140,468   $  1,714



                                                  ADDITIONAL         OTHER                          TOTAL
                                     PAID-IN     COMPREHENSIVE    ACCUMULATED       TREASURY     STOCKHOLDERS'
                                     CAPITAL        INCOME          DEFICIT           STOCK         EQUITY
                                   ------------  -------------    ------------    ------------   -------------

  Exercise of options and
     warrants                         4,108,642             --              --              --       4,108,765

  Conversion of 7% convertible
     debentures to common stock       2,585,050             --              --              --       2,585,128

  Value of options and warrants
     issued for consulting
     services                           235,958             --              --              --         235,958

  Common stock issued for legal
     services                            15,000             --              --              --          15,000

  Sale of common stock, employee
     stock purchase plan                165,480             --              --              --         165,490

  Convertible preferred stock
     dividends - Series B               756,051             --        (756,000)             --              91

  Unrealized loss on securities
     reported at fair value                  --     (2,325,582)             --              --      (2,325,582)
  Foreign currency translation
     adjustment                              --        (21,170)             --              --         (21,170)
  Net loss                                   --             --      (8,888,985)             --      (8,888,985)
                                                                                                  ------------
          Comprehensive loss                                                                       (11,235,737)
                                   ------------   ------------    ------------    ------------    ------------
BALANCE AT DECEMBER 31, 2000       $ 52,770,321   $   (950,229)   $(46,527,686)   $    (11,906)   $  5,282,309

                       VIEWCAST.COM, INC. AND SUBSIDIARIES
     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)-(CONTINUED)
              FOR THE YEARS ENDED DECEMBER 31, 1999, 2000 AND 2001

                                            SERIES A               SERIES B              SERIES C
                                          CONVERTIBLE            CONVERTIBLE           CONVERTIBLE
                                        PREFERRED STOCK        PREFERRED STOCK       PREFERRED STOCK          COMMON STOCK
                                      --------------------   -------------------   -------------------   -----------------------
                                       SHARES    PAR VALUE    SHARES   PAR VALUE    SHARES   PAR VALUE      SHARES     PAR VALUE
                                      --------   ---------   --------  ---------   --------  ---------   ------------  ---------

  Exercise of options and warrants          --          --         --         --         --         --         33,332          3

  Sale of convertible preferred
     stock - Series C, net                  --          --         --         --    200,000         20             --         --

  Value of options and warrants
     issued for consulting services         --          --         --         --         --         --             --         --

  Sale of common stock, employee
     stock purchase plan                    --          --         --         --         --         --        190,556         19

  Convertible preferred stock
     dividends - Series B                   --          --         --         --         --         --        983,513         99

  Convertible preferred stock
     dividends - Series C                   --          --         --         --         --         --             --         --

  Unrealized gain on securities
     reported at fair value                 --          --         --         --         --         --             --         --
  Foreign currency translation
     adjustment                             --          --         --         --         --         --             --         --
  Net loss                                  --          --         --         --         --         --             --         --

          Comprehensive loss
                                      --------    --------   --------   --------   --------   --------   ------------   --------
BALANCE AT DECEMBER 31, 2001                --    $     --    945,000   $     95    200,000   $     20     18,347,869   $  1,835
                                      ========    ========   ========   ========   ========   ========   ============   ========



                                       ADDITIONAL       OTHER                                          TOTAL
                                        PAID-IN     COMPREHENSIVE    ACCUMULATED       TREASURY     STOCKHOLDERS'
                                        CAPITAL     INCOME (LOSS)      DEFICIT          STOCK      EQUITY (DEFICIT)
                                      ------------  -------------    ------------    ------------  ----------------

  Exercise of options and warrants          24,996             --              --              --          24,999

  Sale of convertible preferred
     stock - Series C, net               1,999,980             --              --              --       2,000,000

  Value of options and warrants
     issued for consulting services          9,603             --              --              --           9,603

  Sale of common stock, employee
     stock purchase plan                   106,550             --              --              --         106,569

  Convertible preferred stock
     dividends - Series B                  755,810             --        (756,000)             --             (91)

  Convertible preferred stock
     dividends - Series C                       --             --         (27,616)             --         (27,616)

  Unrealized gain on securities
     reported at fair value                     --      1,493,436              --              --       1,493,436
  Foreign currency translation
     adjustment                                 --        (18,395)             --              --         (18,395)
  Net loss                                      --             --      (9,072,955)             --      (9,072,955)
                                                                                                     ------------
          Comprehensive loss                                                                           (7,597,914)
                                      ------------   ------------    ------------    ------------    ------------
BALANCE AT DECEMBER 31, 2001          $ 55,667,260   $    524,812    $(56,384,257)   $    (11,906)   $   (202,141)
                                      ============   ============    ============    ============    ============


                             See accompanying notes.

                       VIEWCAST.COM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                        YEAR ENDED DECEMBER 31,
                                                                               1999              2000              2001
                                                                           ------------      ------------      ------------
OPERATING ACTIVITIES:
  Net loss                                                                 $ (8,473,674)     $ (8,888,985)     $ (9,072,955)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depreciation of fixed assets                                              496,169           586,344           743,607
      Amortization of software development costs                                120,917           167,442           188,947
      Non-cash charges to interest expense                                      584,151           134,370            69,531
      Non-cash loss on disposition of property and equipment                         --                --             5,435
      Non-cash gain on sale of available-for-sale securities                         --                --           (47,425)
      Non-cash consulting fees exchanged for options, warrants
         and common stock                                                        65,347            28,588             9,603
      Changes in operating assets and liabilities:
        Accounts receivable                                                     453,388           144,611           140,917
        Inventory                                                               584,492          (416,525)          267,533
        Prepaid expenses                                                         (2,952)         (148,859)           91,814
        Deposits                                                                 71,123            (7,487)           25,716
        Accounts payable                                                     (2,185,560)          784,769          (962,199)
        Accrued compensation                                                     92,191            44,213          (117,445)
        Accrued restructuring charges                                          (275,000)               --                --
        Deferred revenue                                                        112,888            80,880           (50,632)
        Other accrued liabilities                                              (115,201)          431,573          (191,421)
                                                                           ------------      ------------      ------------
               Net cash used in operating activities                         (8,471,721)       (7,059,066)       (8,898,974)
                                                                           ------------      ------------      ------------

INVESTING ACTIVITIES:
  Purchase of property and equipment, net of disposition proceeds              (452,268)         (752,954)         (314,255)
  Software development costs                                                   (118,919)         (232,388)          (91,727)
  Proceeds from sale of available-for-sale securities                                --                --           208,675
                                                                           ------------      ------------      ------------
               Net cash used in investing activities                           (571,187)         (985,342)         (197,307)
                                                                           ------------      ------------      ------------

FINANCING ACTIVITIES:
  Net proceeds from convertible preferred stock - Series B                    8,834,346                --                --
  Net proceeds from convertible preferred stock - Series C                           --                --         2,000,000
  Net proceeds from shareholder line of credit                                       --                --         3,938,396
  Repayment of short-term debt-officer                                          (96,285)               --                --
  Repayment of shareholder line of credit, net                               (1,278,685)               --                --
  Short-term debt, other                                                       (126,767)          (24,011)          (20,395)
  Proceeds from exercise of options and warrants                              5,486,678         4,108,765            24,999
  Net proceeds for the issuance of long-term debt                                    --         3,376,360                --
  Net proceeds from sale of common stock and warrants                            99,810           165,490           106,569
                                                                           ------------      ------------      ------------
               Net cash provided by financing activities                     12,919,097         7,626,604         6,049,569
                                                                           ------------      ------------      ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                          3,876,189          (417,804)       (3,046,712)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                  439,791         4,315,980         3,898,176
                                                                           ------------      ------------      ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                   $  4,315,980      $  3,898,176      $    851,464
                                                                           ============      ============      ============


                             See accompanying notes.

                               VIEWCAST.COM, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


1. THE COMPANY AND DESCRIPTION OF BUSINESS

    The accompanying consolidated financial statements include the accounts of ViewCast.com, Inc. dba ViewCast Corporation and its wholly-owned subsidiaries, ViewCast Online Solutions, Inc. (formerly, Viewpoint Systems, Inc.), VideoWare, Inc. and Osprey Technologies, Inc. (collectively, the Company). The Company operates in one business segment and is engaged in designing, developing and marketing advanced, standards-based video products and services that enable real-time and on-demand video communication over the Internet and corporate networks. The Company's Osprey(R) line of video capture and video compression-decompression cards, its Viewpoint VBX(TM) video distribution system, and its Niagara(TM) line of Internet encoding and streaming video servers deliver business applications to encode and archive video content, broadcast video over computer networks (streaming video), deliver video from web sites (on-demand streaming video), provide interactive video communication (video conferencing), and distribute video within a network. The Company's Online Solutions division provides a rich media application service provider solution for business to business and media communication needs. The Company markets its products and services directly to end-users, through original equipment manufacturers, value-added resellers and computer system integrators, worldwide.

    The Company utilizes significant capital to design, develop and commercialize its products. During 2002, the Company expects to fund sales growth and related operational activities by utilizing its working capital line of credit, cash contributed from operations, and proceeds from sales of its available-for-sale securities to the extent possible. At December 31, 2001, the Company had exceeded its line-of-credit borrowing base by $1.45 million and had utilized $6.35 million of the credit facility. The noteholder has agreed to waive through April 30, 2002 the repayment of any outstanding financing that may be in excess of the borrowing base from time to time (See Note 7 regarding the working capital line of credit). The Company anticipates that additional financing will be needed during 2002 in order to meet its working capital requirements and has had preliminary discussions with potential sources of financing, and may seek additional financing to provide additional working capital in the future. Such financing may include the issuance of convertible preferred stock or other equity securities, conversion of debt to equity securities, exercise of warrants, divestiture of business segments, or any combination thereof. The Company has retained an investment banking firm to assist in revenue and strategic alternatives, including divestitures and acquisitions. The can be no assurance that any additional financing will be available to the Company on acceptable terms, or at all. Additional equity financing may involve substantial dilution to the Company's then existing stockholders. In the event the Company is unable to raise additional capital, it may be required to curtail its activities. Such actions could result in charges that could be material to the Company's results of operations or financial position.

    The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the accompanying consolidated financial statements, the Company incurred significant losses of $8,473,674, $8,888,985 and $9,072,955, for the years ended December 31, 1999, 2000 and 2001, respectively. These losses, in conjunction with the matters discussed above, raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPALS OF CONSOLIDATION

    The consolidated financial statements include the accounts of the Company and all of its subsidiaries. All material inter-company accounts and transactions have been eliminated in consolidation.

                               VIEWCAST.COM, INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


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

     At December 31, 2001, some portion of inventory, net of reserves, of one of the Company's product lines is at a higher than desired level based on the most recent level of sales. Management has developed a program to reduce this inventory to desired levels over the near term and believes no loss will be incurred on its disposition. No estimate can be made of a range of amounts of loss that are reasonably possible should the program not be successful.

PROPERTY AND EQUIPMENT

     Property and equipment is recorded at cost. Depreciation is determined using the straight-line method over the estimated useful lives, generally three to five years, of the related assets. Leasehold improvements are amortized over shorter of the useful life or the length of the related leases. Expenditures for repairs and maintenance are charged to operations as incurred; renewals and betterments are capitalized.

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

REVENUE RECOGNITION

     The Company recognizes revenue from its hardware product sales, including freight charges, in accordance with SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, and Statement of Financial Accounting Standards No. 48, Revenue Recognition When Right of Return Exists. The Company recognizes software revenue in accordance with SOP 97-2, Software Revenue Recognition, as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions. Under these guidelines, the Company recognizes revenue on transactions where persuasive evidence of an arrangement exists, title has transferred, product payment is not contingent upon performance of installation or service obligations, the price is fixed or determinable and payment is reasonably assured. The Company accrues warranty costs and sales allowances for promotional activities at time of shipment based on historical experience. Following is a description of our revenue recognition policies:

          o Product Sales - Revenue from Product sales is recognized upon shipment provided title and risk of loss has passed to the customer, there is evidence of an arrangement, fees are fixed or determinable and collectibility is reasonably assured.

          o System Implementations - System transactions in which the Company has the sole responsibility for installation, product revenues are deferred until completion of the installation process and system acceptance by the customer.

                               VIEWCAST.COM, INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


          o Services - Post contract elements of software maintenance and support are offered and priced separately after the initial 90-day software warranty expires and are recognized ratably over the maintenance/support period on a straight-line basis.

          o Training - Training revenues are based upon objective evidence of fair value and are recognized as these services are provided.

          o Other Revenues - Other revenues include maintenance, support, training and installation as well as engineering contract services, professional services, and content hosting and distribution services that are recognized as services are provided. Other revenues have historically represented less than 10% of total revenues and are presented combined with product sales in the consolidated statements of operations.

NET LOSS PER SHARE

     Basic earnings per share is calculated by dividing net loss by the number of weighted average common shares outstanding for the period. Since the Company has reported net losses for all periods presented, the computation of diluted loss per share excludes the effects of convertible preferred stock, convertible debt, options, and warrants since their effect is anti-dilutive. (See Note 10.)

     Loss per share calculations for the years ended December 31, 1999, 2000 and 2001 are as follows:

                                                                    FOR THE YEAR ENDED DECEMBER 31,
                                                            ------------------------------------------------
                                                                1999              2000              2001
                                                            ------------      ------------      ------------

     Net loss                                               $ (8,473,674)     $ (8,888,985)     $ (9,072,955)

     Preferred dividends and accretion of
       issue costs                                              (778,381)         (819,828)       (1,038,928)
                                                            ------------      ------------      ------------

     Net loss applicable to common shareholders             $ (9,252,055)     $ (9,708,813)     $(10,111,883)
                                                            ============      ============      ============

     Weighted average number of common shares
        outstanding                                           13,105,884        15,714,244        17,204,891
                                                            ============      ============      ============

     Loss per share as reported in the financial
       statements: basic and diluted                        $      (0.71)     $      (0.62)     $      (0.59)
                                                            ============      ============      ============

DEFERRED CHARGES

     Deferred charges at December 31, 2000 and 2001 consisted of legal, accounting and lead manager fees and expenses associated with the issuance of $4.45 million principal amount 7% senior convertible debentures in April 2000. During September and October of 2000, holders of $3.5 million principal amount of 7% senior convertible debentures converted their notes to common stock of the Company and accordingly, a proportionate share of issue costs in the amount $914,872 was charged against additional paid in capital. Deferred charges amortized to interest for the years ended December 31, 2000 and 2001 were $134,370 and $69,530, respectively.

     During 1999, the Company amortized deferred charges associated with the issuance of 8% senior convertible notes in December 1997, as well as fees associated with the procurement of a $9 million working capital credit facility in October 1998. Deferred charges amortized to interest expense for the year ended December 31, 1999 was $584,151.

                               VIEWCAST.COM, INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


RISKS AND UNCERTAINTIES

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

                                                  CUSTOMERS EXCEEDING 10% OF
                     CUSTOMERS EXCEEDING 10%     YEAR-END ACCOUNTS RECEIVABLE
                          OF NET SALES                     BALANCE
                    -------------------------    ----------------------------
                    NUMBER OF       COMBINED       NUMBER OF       COMBINED
           YEAR     CUSTOMERS       PERCENT        CUSTOMERS       PERCENT
           ----     ----------     ----------      ----------     ----------
           1999              1             23%              2             54%
           2000              0              0%              2             32%
           2001              2             25%              3             46%

     The Company believes it has no significant credit risk in excess of provided reserves.

      The Company is substantially dependent on its third-party suppliers and manufacturers to supply its components and electronic parts, including standard and custom-designed components.

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

ADVERTISING COSTS

     Advertising costs are expensed as incurred. Advertising expense for the years ended December 31, 1999, 2000 and 2001 was $448,859, $732,906 and
$526,777, respectively.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     The Company believes that the carrying amount of certain of its financial instruments, which include cash equivalents, accounts receivable, accounts payable, short-term debt and accrued expenses, approximate fair value due to the short-term maturities of these instruments. At December 31, 2000 and 2001, available-for-sale securities consist of the investment in equity securities of a strategic business alliance partner and are stated at fair market value as determined by quoted market prices. Gross unrealized gains (losses), which have been included as a separate component of stockholders' equity, were ($2,325,582) and $1,493,436 at December 31, 2000 and 2001, respectively. No unrealized holding gains or losses were included in earnings during the years ended December 31, 1999, 2000 and 2001 (See Note 5).

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

SEGMENT INFORMATION

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

     The Company translates assets and liabilities of its foreign operations, whose functional currency is the local currency, at year-end exchange rates. Revenues and expenses are translated at the average rates of exchange prevailing during the year. Adjustments resulting from translating the financial statements of foreign operations are accumulated in other comprehensive income, which is reflected as a separate component of stockholders' equity. Additionally, the Company classifies equity securities it owns that are free of trading restrictions or to become free of trading restrictions within one year as "available-for-sale". Available-for-sale securities are carried at fair value based on quoted market prices, and unrealized gains and losses are accumulated in other comprehensive income, which is a separate component of stockholders' equity. If a market value adjustment results in a loss of value due to an other-than-temporary impairment, a loss will be transferred from accumulated other comprehensive income and charged to other income in the consolidated statement of operations. (See Note 5)

     Components of comprehensive of income (loss) for 1999, 2000 and 2001 are as follows:

                                                              YEARS ENDED DECEMBER 31,
                                                  ------------------------------------------------
                                                      1999              2000              2001
                                                  ------------      ------------      ------------
     Foreign currency translation
       Adjustment                                 $    (14,330)     $    (21,170)     $    (18,395)
     Unrealized gain or (loss) on
       available-for-sale securities              $  1,410,853      $ (2,325,582)     $  1,493,436
                                                  ------------      ------------      ------------
          Comprehensive income (loss)             $  1,396,523      $ (2,346,752)     $  1,475,041
                                                  ============      ============      ============

IMPAIRMENT OF LONG-LIVED ASSETS

     The Company reviews its long-lived assets for impairment when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. This review consists of a comparison of the carrying value of the asset with the asset's expected future undiscounted cash flows without interest costs. Estimates of expected future cash flows represent management's best estimate based on reasonable and supportable assumptions and projections. If the expected future cash flow exceeds the carrying value of the asset, no impairment is recognized. If the carrying value of the asset exceeds the expected future cash

                               VIEWCAST.COM, INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


flows, impairment is measured by the excess of the carrying value over the fair value of the asset. Any impairment provisions recognized are permanent and may not be restored in the future. The Company recognized no impairment expense for the years ended December 31, 1999, 2000 and 2001.

NEW ACCOUNTING STANDARDS

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. ViewCast adopted SFAS 133 on January 1, 2001. SFAS No. 133, as amended, requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and the type of hedge transaction. The ineffective portion of all hedges will be recognized in earnings. During the year ended December 31, 2001, ViewCast had no hedging transactions, and the adoption of this standard did not have any impact on its financial position, results of operations or cash flows.

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

     In August 2001, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which is effective for fiscal years beginning after December 15, 2001. SFAS No. 144 supersedes FASB Statement No. 121, Accounting for the Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions relating to the disposal of a segment of a business of Accounting Principles Board Opinion No. 30. The Company is currently assessing the impact of SFAS No. 144 on the Company's consolidated financial position, results of operations and cash flows.

     In September 2001, the FASB Emerging Issues Task Force ("EITF"), issued EITF Issue No. 01-09, Accounting for Consideration Given by Vendor to a Customer or a Reseller of the Vendor's Products, which is a codification of EITF Issues No. 00-25, Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products, No. 00-14, Accounting for Certain Sales Incentives, and No. 00-22, Accounting for 'Points' and Certain Other Time-or Volume-Based Sales Incentive Offers and Offers for Free Products or Services to be Delivered in the Future. EITF 00-25, as codified by EITF 01-09, established the treatment in the statement of operations of vendor consideration to resellers of a vendor's products. EITF 00-25 and 01-09 are effective for the interim and year-end periods beginning after December 15, 2001. The Company is currently assessing the impact of the adoption of this EITF on our consolidated financial position, results of operations and cash flows.

3. BUSINESS RESTRUCTURING

     Results of operations for 2001 include charges of $219,604 for resizing and restructuring the Company's operations and workforce. Charges were recorded throughout 2001 in accordance with a plan

                               VIEWCAST.COM, INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


of restructuring approved by the Company's Board of Directors and included severance costs for work force reductions of 26 employees. Reductions were made in the Company's sales, development, customer support, marketing, manufacturing and finance and administration departments in an effort to reduce operating expenses. There was no liability for the restructuring activity outstanding as of December 31, 2001. No restructuring charges were charged to operations during 1999 and 2000.

4. INVENTORY

     Inventory consists of the following:

                                                              DECEMBER 31,
                                                     -----------------------------
                                                         2000              2001
                                                     -----------       -----------

       Purchased materials                           $   793,895       $   749,182
       Finished goods                                  2,432,477         2,395,473
                                                     -----------       -----------
               Total                                   3,226,372         3,144,655
       Less reserves for obsolete, slow
        moving and damaged inventory                    (283,751)         (469,567)
                                                     -----------       -----------
               Net Inventory                         $ 2,942,621         2,675,088
                                                     ===========       ===========

5. INVESTMENT IN EQUITY SECURITIES

     In September 1998, the Company entered into a strategic business alliance with DynTek, Inc. ("DYTK"), formerly TekInsight.com, Inc., that included a stock purchase agreement whereby the Company acquired 1,240,310 shares of DYTK common stock in exchange for 1,000,000 shares of the Company's common stock. The shares issued by the Company and DYTK are not registered under the Securities Act of 1933, as amended, and may not be sold, transferred or otherwise distributed in the absence of such registration or an applicable exemption therefrom.

     At December 31, 2000 and 2001, all DYTK stock was available for sale within the next twelve months; and accordingly, was classified as a current asset and stated at fair market value of $.88 and $2.12 per share, respectively as determined by quoted market prices. At March 28, 2002, the quoted market price of DYTK shares was $2.10. In June 2001, the Company sold 100,000 shares of DYTK stock at selling prices that averaged $2.09 per share. Realized gains on the stock transactions totaled $47,425.

6. PROPERTY AND EQUIPMENT

     Property and equipment, at cost, consists of the following:

                                                               DECEMBER 31,
                                                      ------------------------------
                                                          2000              2000
                                                      ------------      ------------

     Computer equipment                               $  2,236,447      $  2,405,618
     Software                                              561,891           575,672
     Leasehold improvements                                123,364           132,271
     Office furniture and equipment                        595,679           643,164
                                                      ------------      ------------
                                                         3,517,381         3,756,725
     Less accumulated depreciation
       and amortization                                 (2,012,628)       (2,686,759)
                                                      ------------      ------------
                                                      $  1,504,753      $  1,069,966
                                                      ============      ============

                               VIEWCAST.COM, INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


7. SHAREHOLDER LINE OF CREDIT AND OTHER SHORT-TERM DEBT

     Short-term debt consists of the following:

                                                                                     DECEMBER 31,
                                                                            ------------------------------
                                                                                2000              2001
                                                                            ------------      ------------

     $12,000,000 working capital credit facility payable to a
     principal shareholder of the Company, collateralized by
     substantially all unencumbered assets of the Company, with
     interest payable monthly at 12%, due March 15, 2003                    $  2,408,827     $  6,347,233

     Other                                                                         4,842               --
                                                                            ------------     ------------
                                                                            $  2,413,669     $  6,347,233
                                                                            ============     ============

     In October 1998, the Company entered into a working capital line of credit facility for up to $9 million with an entity controlled by one of its principal stockholders, Mr. H.T. Ardinger, who also currently serves as a director, and Chairman of the Board of Directors of the Company. This one-year, renewable facility bears interest at 12% per annum and is secured by all assets of the Company. The availability of funds under this facility is subject to certain borrowing base limitations based principally on qualifying accounts receivable and inventory. A portion of the proceeds from this facility was used to retire a Texas commercial bank line of credit. As an incentive to advance the line of credit, Mr. Ardinger was issued 200,000 three-year warrants to purchase Company stock at $4.50 per share. The value of the warrants of $1.33 per share, as determined using the Black-Sholes option valuation model, was charged to interest expense over the initial term of the note. On October 17, 2000, the Company renewed the working capital facility for one year through and until October 22, 2001 inclusive of a provision for automatic renewal through October 22, 2002. In February 2001, the Company amended the facility to increase the credit line commitment from $9.0 million to $12.0 million, extend the maturity date of the agreement to March 15, 2003, and expand the asset base for lending to include certain marketable securities owned by the Company. At December 31, 2001, the Company had exceeded the borrowing base on its existing line of credit by $1.45 million. The noteholder has agreed to waive through April 30, 2002 the repayment of any outstanding financing that may be in excess of the borrowing base from time to time. During 2001 and the first quarter of 2002, the Company borrowed an additional $3,938,396 and $248,608 pursuant to the terms of the facility, respectively.

     Interest paid during the years ended December 31, 1999, 2000 and 2001 was $422,169, $323,021 and $567,350, respectively.

8. LONG-TERM DEBT

     Long-term debt consists of the following:

                                                               DECEMBER 31,
                                                      ------------------------------
                                                          2000              2001
                                                      ------------      ------------

     7% Senior Convertible Debentures due 2004 with
       interest payable semi-annually in arrears      $    950,000      $    950,000
                                                      ------------      ------------
                                                      $    950,000      $    950,000
                                                      ============      ============

                               VIEWCAST.COM, INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


     On December 9, 1997, the Company sold $5,000,000 aggregate principal amount of 8% senior convertible notes due 2002 (the "Notes") at an initial offering price of 100% of the principal amount thereof, less 8% gross commission. The Notes were convertible to common stock of the Company at the initial conversion price of $4.625 per share. In August 1998, the Company exchanged $3,640,000 of its 8% senior convertible notes for 364,000 shares of a newly created Series A convertible preferred stock. The Series A preferred stock carried a dividend of 8.5% per year payable in cash or common stock of the Company, at the Company's option, and was convertible into Common Stock of the Company at a fixed conversion price of $3.625 per share. In February through April 1999, holders of $1,360,000 principal amount of 8% convertible notes exchanged their notes for 317,313 shares of common stock of the Company at conversion prices ranging from of $3.625 to $4.625 per share completing the exchange of all 8% convertible notes outstanding at December 31, 1998.

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

9. INCOME TAXES

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109), Accounting for Income Taxes. SFAS 109 requires a valuation allowance to be recorded when it is more likely than not that some portion or all of the deferred tax assets will not be realized. In the opinion of management, realization of the Company's net operating loss carryforward is not reasonably assured, and a valuation allowance of $16,181,000 and $21,750,000 has been provided against deferred tax assets in excess of deferred tax liabilities in the accompanying consolidated financial statements at December 31, 2000 and 2001, respectively.

                               VIEWCAST.COM, INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


     The components of the Company's net deferred taxes are as follows:

                                                                          DECEMBER 31,
                                                                 ------------------------------
                                                                     2000              2001
                                                                 ------------      ------------

     DEFERRED TAX ASSETS:
          Net operating loss carryforward                        $ 14,762,000      $ 20,115,000
          Revenue deferred for financial statements,
              recognized for tax                                      130,000           112,000
          Excess of tax over financial statement basis of
              patent                                                   26,000            30,000
          Accruals deductible for tax purposes when paid              401,000           439,000
          Excess of tax over financial statement basis of
             software development costs                               968,000         1,091,000
                                                                 ------------      ------------
                    Total deferred tax assets                      16,287,000        21,787,000
     Less: valuation allowance                                    (16,181,000)      (21,750,000)
                                                                 ------------      ------------
                                                                      106,000            37,000
     DEFERRED TAX LIABILITIES:
         Excess of financial statement over tax basis
           of property and equipment                                  106,000            37,000
                                                                 ------------      ------------
                    Total deferred tax liabilities                    106,000            37,000
                                                                 ============      ============
     NET DEFERRED TAXES                                          $         --      $         --
                                                                 ============      ============

     A reconciliation between the federal income tax benefit calculated by applying U.S. federal statutory rates to net loss and the absence of a tax benefit reported in the accompanying consolidated financial statements is as follows:

                                                                                   DECEMBER 31,
                                                                 ------------------------------------------------
                                                                     1999              2000              2001
                                                                 ------------      ------------      ------------

     U.S. federal statutory rate applied to pretax loss          $ (2,881,000)     $ (3,022,000)     $ (3,085,000)
     State tax net of federal benefit                                (235,000)         (260,000)         (257,000)
     Change in valuation allowance                                  3,645,000         3,209,000         5,569,000
     Net operating loss carryforward adjustment                      (745,000)               --        (2,242,000)
     Other                                                            216,000            73,000            15,000
                                                                 ------------      ------------      ------------
                                                                 $         --      $         --      $         --
                                                                 ============      ============      ============

     At December 31, 2001 the Company has federal income tax net operating loss carryforwards of approximately $54,400,000, which expire as follows:

                          YEAR
                          ENDED          AMOUNT
                          -----       -----------
                           2009       $ 2,700,000
                           2010         4,700,000
                           2011         4,000,000
                           2012         5,400,000
                           2018         7,700,000
                           2019        13,200,000
                           2020         8,100,000
                           2021         8,600,000

                               VIEWCAST.COM, INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


     The Company is subject to limitations existing under Internal Revenue Code
Section 382 (Change of Control) relating to the availability of the operating loss carryforward.

     No income taxes were paid during the years ended December 31, 1999, 2000 and 2001.

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

     In December 1998 through February 1999, the Company received net proceeds of $8,834,346 from the private placement of 945,000 shares of Series B convertible preferred stock at $10 per share. Two principal stockholders of the Company purchased $4,000,000 and $2,000,000 of the offering, respectively and other existing stockholders purchased the balance of $3.45 million. The Series B preferred stock is convertible into common stock of the Company at a fixed price of $3.625 per share, subject to certain requirements, and carries a dividend of 8% per year payable in cash or common stock of the Company, at the Company's option.

     In November 2001, the Company received net proceeds of $2,000,000 from the private placement of 200,000 shares of Series C convertible preferred stock at $10 per share with H.T. Ardinger, Jr., a principal shareholder and Chairman of the Board of the Company. The Series C preferred stock is convertible into common stock of the Company at a fixed price of $0.60 per share, subject to certain requirements, and carries a dividend of 9% per year payable in cash or common stock of the Company, at the Company's option.

     Holders of Series B and Series C preferred stock have no voting rights except on amendments to the Company's Articles of Incorporation to change the authorized shares, or par value, or to alter or change the powers or preferences of their respective preferred stock issues.

     In December 2001, the Company temporarily decreased the Conversion Price of its outstanding Series B Convertible Preferred Stock from $3.625 per share to $0.60 per share for a period of ninety (90) days. Pursuant to Section 8(b) of the Certificate of Designations of Series B Convertible Preferred Stock, the Company was required to temporarily lower the Series B Conversion Price in conjunction with the issuance of Series C Convertible Preferred Stock in November of 2001. Notice was given to Preferred B Stockholders on December 7, 2001 and the temporary Conversion Price Reduction expired at 5:00 p.m. on March 7, 2002. In March 2002, holders of $1,450,000 principal amount of Series B Convertible Preferred Stock converted their Series B shares into 2,416,666 shares of common stock at $0.60 per share.

COMMON STOCK

     During 1999, the Company issued 2,461 shares of common stock to Series A preferred stockholders of record on June 1, 1999 as payment of $21,192 of 8.5% dividends accrued for the six months ended June 15, 1999. Series A preferred dividends were paid semi-annually on June 15th and December 15th of each year in cash or, at the option of the Company, in common stock. The common stock was valued at the average of the market prices for the 20 consecutive stock exchange business days ending ten stock exchange business

                               VIEWCAST.COM, INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


days prior to the dividend payment date. The computed common stock value at December 15, 1998 and June 15, 1998 was $1.81 and $8.61 per share, respectively.

     During 1999, the Company issued 34,127 shares of Company common stock to Series B preferred stockholders of record on June 1, 1999 as payment of $293,841 of 8.0% accrued dividends for the six months ended June 15, 1999. During 1999, the Company also issued 91,881 shares of common stock to Series B preferred stockholders of record on December 1, 1999 as payment of $379,035 of 8.0% dividends accrued for the six months ended December 15, 1999. Series B preferred dividends are paid semi-annually on June 15th and December 15th of each year in cash or, at the option of the Company, in common stock. The common stock is valued at the average of the market prices for the 20 consecutive stock exchange business days ending ten stock exchange business days prior to the dividend payment date. The computed common stock value at June 15, 1999 and December 15, 1999 was $8.61 and $4.13 per share, respectively.

     During 2000, the Company issued 127,097 shares of Company common stock to Series B preferred stockholders of record on June 1, 2000 as payment of $378,091 of 8.0% accrued dividends for the six months ended June 15, 2000. Also during 2000, the Company issued 276,129 shares of common stock to Series B preferred stockholders of record on December 1, 2000 as payment of $380,000 of 8.0% dividends accrued for the six months ended December 15, 2000. The computed common stock value at June 15, 2000 and December 15, 2000 was $2.97 and $1.37 per share, respectively.

     During 2001, the Company issued 391,849 shares of Company common stock to Series B preferred stockholders of record on June 1, 2001 as payment of $376,874 of 8.0% accrued dividends for the six months ended June 15, 2001. Also during 2001, the Company issued 591,664 shares of common stock to Series B preferred stockholders of record on December 1, 2001 as payment of $379,036 of 8.0% dividends accrued for the six months ended December 15, 2001. The computed common stock value at June 15, 2001 and December 15, 2001 was $0.96 and $0.64 per share, respectively.

     During 1999, the Company received $1,922,037 from the exercise of 525,791 private and public warrants to purchase 543,710 common shares of the Company at exercise prices ranging from $3.00 to $4.19 per share.

     During 2000, the Company received $3,758,188 from the exercise of 1,097,245 private and public warrants to purchase 1,116,556 common shares of the Company at exercise prices ranging from $3.00 to $4.50 per share. Additionally, during August 2000, the Company received $2,450 for the partial exercise of 17,500 underwriter warrants to purchase 17,500 public warrants of the Company at an exercise price of $0.14 per public warrant.

     In August 2001, the Company offered certain of its private warrant holders the right to exercise their warrants at a temporarily reduced exercise price of $0.75 per share of common stock for a period of 30-days. As an inducement for exercise of the warrants, exercising warrant holders received a like number of new warrants to purchase Company stock at $1.00 per share. The Company received proceeds of $24,999 from the exercise of 33,332 warrants pursuant to this offer and issued 33,332 new five-year warrants to purchase common stock at $1.00 per share which expire in February 2007.

     During 1999, the Company received $3,564,641 from the exercise of stock options to purchase 1,341,622 common shares of the Company at exercise prices ranging from $.10 to $5.84 per share.

     During 2000, the Company received $348,127 from the exercise stock options to purchase 115,521 common shares of the Company at exercise prices ranging from $2.06 to $4.63 per share.

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

     During 2001, the Company received $106,569 in proceeds from the sale of 190,556 shares of common stock to employees under the terms of the Company's Employee Stock Purchase Plan. The employee purchase price for the offering periods ended March 31, 2001 and September 30, 2001 was $0.62 and $0.48 per share, respectively.

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

                               VIEWCAST.COM, INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


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

STOCK OPTION PLANS

     In April 1995, the Company adopted its 1995 Stock Plan (the 1995 Stock Option Plan) under which 2,000,000 shares of the Company's common stock was reserved for issuance to officers, key employees and consultants of the Company. The objectives of the stock plan are to attract and retain qualified personnel for positions of substantial responsibility and to provide additional incentives to employees and consultants to promote the success of the Company's business. Options granted under the plan may be incentive stock options or non-qualified stock options. The plan is administered by the Board of Directors. The options are granted at the discretion of the Board of Directors at an option price per share not less than fair market value at the date of grant. In July 1999 and August 2000, stockholders of the Company approved proposals to increase the number of shares available for issuance under the 1995 Stock Plan to 4,900,000 and 5,900,000, respectively.

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

     The Company has issued non-qualified stock options to non-employees and consultants of the Company and accounts for these issuances by estimating their fair value at date of grant using the Black-Scholes option-pricing model. An expense is recognized ratably over the vesting period of the option provided all material terms of the agreement are defined. In instances where the terms are not defined, the option is accounted for as a variable plan and an expense is recognized over the expected period of benefit of the option. Expenses related to these options are recorded based on an estimate of the options value computed at the end of each reporting period. The final expense for the variable plan is recorded when all material terms, i.e. - the number and exercise price of the options, are known and the options have been earned. Expense of $65,347, $28,588 and $9,603 has been recognized for the years ended December 31, 1999, 2000 and 2001, respectively. These amounts have been aggregated with the valuation of warrants and disclosed as a component of Consolidated Statements of Stockholders' Equity.

                               VIEWCAST.COM, INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


     Following is a summary of stock option activity from December 31, 1998 through December 31, 2001:

                                                                   STOCK OPTIONS
                                                  ------------------------------------------------
                                                                                      WEIGHTED-
                                                                                       AVERAGE
                                                     NUMBER          PRICE PER      EXERCISE PRICE
                                                   OF SHARES           SHARE          PER SHARE
                                                  ------------     -------------    --------------

     Outstanding at December 31, 1998                3,654,003     $0.10 - $5.84     $      3.00

     Granted                                         1,002,516      2.77 -  9.00            6.23
     Exercised                                       1,341,622       .10 -  5.84            2.66
     Canceled/forfeited                                552,984      1.77 -  7.14            3.27
                                                  ------------
     Outstanding at December 31, 1999                2,761,913      1.77 -  9.00            4.33

     Granted                                           935,250      1.25 -  6.59            3.61
     Exercised                                         115,521      2.06 -  4.63            3.01
     Canceled/forfeited                                278,331      2.06 -  7.14            4.11
                                                  ------------
     Outstanding at December 31, 2000                3,303,311      1.25 -  9.00            4.19

     Granted                                         1,576,500      0.58 -  1.09            1.06
     Exercised                                              --                --              --
     Canceled/forfeited                                834,148      1.09 -  8.75            2.64
                                                  ------------
     Outstanding at December 31, 2001                4,045,663     $0.58 - $9.00     $      3.29
                                                  ============

     The weighted-average grant-date fair value of options granted was $4.96, $3.07 and $0.92 for the years ended December 31, 1999, 2000 and 2001, respectively.

     The following information applies to options outstanding at December 31, 2001:

                                    OPTIONS OUTSTANDING                         OPTIONS EXERCISABLE
                      -------------------------------------------------    ------------------------------
                                            WEIGHTED-
                                            AVERAGE          WEIGHTED-                         WEIGHTED-
                                           REMAINING         AVERAGE       EXERCISABLE AT      AVERAGE
        RANGE OF       OUTSTANDING AT     CONTRACTUAL        EXERCISE       DECEMBER 31,       EXERCISE
    EXERCISE PRICES   DECEMBER 31, 2001       LIFE            PRICE             2001            PRICE
    ---------------   -----------------   ------------     ------------    --------------    ------------
     $ 0.00 - 1.00            149,500              9.6     $       0.71               --     $         --
       1.00 - 2.00          1,216,700              9.0             1.16           46,671             1.68
       2.01 - 3.00            940,421              4.5             2.68          797,459             2.73
       3.01 - 4.00            476,263              2.8             3.51          437,948             3.51
       4.01 - 5.00            248,982              4.5             4.54          225,559             4.55
       5.01 - 6.00            520,749              6.6             5.61          261,979             5.53
       6.01 - 7.00             33,015              4.2             6.43           22,331             6.37
       7.01 - 8.00            429,833              7.4             7.10          135,531             7.10
       8.01 - 9.00             30,200              3.7             8.87           25,199             8.85
                         ------------     ------------     ------------     ------------     ------------
                            4,045,663              6.4     $       3.29        1,952,767     $       3.89

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

                               VIEWCAST.COM, INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


                                                 1999          2000          2001
                                               --------      --------      --------
         Risk-free interest rate                   5.50%         6.20%         4.88%
         Dividend yield                               0%            0%            0%
         Volatility factor of the
            market price of the
            Company's common stock                   91%          106%          104%
         Expected life of the options
            (years)                                 6.6           6.4           5.8

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

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting periods. Pro forma information for the years ended December 31, 1999, 2000 and 2001 is as follows:

                                                   1999              2000              2001
                                               ------------      ------------      ------------
         Pro forma net loss                    $(10,480,394)     $(11,453,668)     $(11,935,440)
         Pro forma net loss per share:
           Basic and diluted                   $       (.80)     $       (.73)     $       (.69)

EMPLOYEE STOCK PURCHASE PLAN

     In May 1995, the Company established an Employee Stock Purchase Plan (ESPP) to provide employees of the Company with an opportunity to purchase common stock through payroll deductions. Under the ESPP, 250,000 shares of common stock have been reserved for issuance, subject to certain antidilution adjustments. The ESPP is intended to qualify as an employee stock purchase plan within the meaning of Section 423 of the Internal Revenue Code. In August 2000, stockholders of the Company approved a proposal to increase the number of shares available for issuance under the ESPP from 250,000 to 500,000 shares and in June 2001, stockholders approved a proposal to increase the number of shares available for issuance under the ESPP from 500,000 to 1,000,000 shares.

     Each ESPP offering is for a period of six months and in October 2000, the Board of Directors of the Company amended the ESPP to change the commencement dates of the six-month offering periods from April 1 and November 1 to March 1 and October 1. Eligible employees may participate in the ESPP by authorizing payroll deductions during an offering period within a percentage range determined by the Board of Directors. Initially, the amount of authorized payroll deductions is not more than ten percent of an employee's cash compensation during an offering period, but not more than $25,000 per year. Amounts withheld from payroll are applied at the end of each offering period to purchase shares of common stock. Participants may withdraw their contributions at any time before stock is purchased, and in the event of withdrawal such contributions will be returned to participants. The purchase price of the common stock is equal to eighty-five percent (85%) of the lower of (i) the market price of common stock immediately before the beginning of the applicable offering period or (ii) the market price of common stock at the end of each offering period. The Company pays all expenses incurred in connection with the implementation and administration of the ESPP. The ESPP terminates in April 2005.

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

     Following is a summary of warrant activity from December 31, 1998 through December 31, 2001:

                                                              WARRANTS
                                           ------------------------------------------------
                                                                               WEIGHTED-
                                            NUMBER OF         EXERCISE          AVERAGE
                                             WARRANTS           PRICE        EXERCISE PRICE
                                           ------------     -------------    --------------

     Outstanding and exercisable at
        December 31, 1998                     6,068,656     $1 .00 - $4.50     $      4.12

     Granted - non-public warrants               40,000               3.63            3.69
     Exercised                                  525,791       3.00 -  4.19            3.55
     Canceled                                        --                 --              --
                                           ------------
     Outstanding and exercisable
       at December 31, 1999                   5,582,865       3.00  - 4.50            4.15
                                           ------------

     Granted - non-public warrants               89,000               5.00            5.00
     Granted - public warrants                   17,500               4.50            4.50
     Exercised                                1,097,245       3.00 -  4.50            3.43
     Canceled                                    85,333               4.50            4.50
                                           ------------
     Outstanding and exercisable
       at December 31, 2000                   4,506,787       3.00 -  4.50    $       4.34
                                           ------------

     Granted - non-public warrants               33,332               1.00            1.00
     Granted - public warrants                       --
     Exercised                                   33,332                .75             .75
     Canceled                                   411,667       3.00 -  4.00            3.07
                                           ------------
     Outstanding and exercisable
       at December 31, 2001                   4,095,120      $1.00 -  4.50     $      4.44
                                           ============

     In addition, at December 31, 2001 the Company's lead underwriter for the initial public offering and assigns held warrants to purchase 122,500 full units at $6.44 per unit and 17,500 partial units at $6.30 per share, each full unit consisting of one share of common stock at $6.30 and one public warrant at $0.14. Each Public Warrant, when exercised, entitles the holder to purchase
1.074 shares of common stock at $4.50.

     At December 31, 2001, the Company had outstanding 2,616,348 redeemable common stock public warrants that were issued in connection with the Company's initial public offering, as well as 1,183,332 redeemable private warrants, with terms similar to the public warrants, that were issued in connection with the early exercise of private warrants during 1998. When initially issued, each redeemable warrant entitled the holder to purchase 1.0 share of common stock at $4.50, subject to adjustment under certain circumstances. In October 1998, the Company reduced the effective exercise price of its then redeemable warrants from $4.50 to $4.19 per share of common stock in accordance with the provisions of its warrant agreements, whereby each redeemable warrant currently entitles the holder to purchase 1.074 shares for

                               VIEWCAST.COM, INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


$4.50. Both the public and private redeemable warrants expire February 4, 2002 and are redeemable by the Company, upon notice of not less than thirty days, at a price of $.10 per warrant, provided that the closing price or bid price of the common stock for any twenty trading days within a period of thirty consecutive trading days ending on the fifth day prior to the day on which the Company gives notice of redemption has been at least $6.75 (subject to adjustment under certain circumstances).

     At December 31, 2001, the Company also had outstanding 295,440 non-redeemable private warrants with exercise prices ranging from $1.00 to $5.00 per share and with varying expiration dates through February 2007.

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

     In August 2001, the Company offered certain of its private warrant holders the right to exercise their warrants at a temporarily reduced exercise price of $0.75 per share of common stock for a period of 30-days. As an inducement for exercise of the warrants, exercising warrant holders received a like number of new warrants to purchase Company stock at $1.00 per share. The Company received proceeds of $24,999 from the exercise of 33,332 warrants pursuant to this offer and issued 33,332 new five-year warrants to purchase common stock at $1.00 per share which expire in February 2007.

     In January 2002, the Company extended the expiration date of its outstanding public and public equivalent common stock purchase warrants to February 3, 2005 from February 3, 2002. Additionally, effective March 1, 2002, the Company decreased the effective exercise price per share of common stock from $4.19 to $1.00, which was above the market price at that date. The warrants are redeemable by the Company under certain conditions and as of December 31, 2001 there were 3,799,680 public and public equivalent warrants outstanding. The reduction of the exercise price and the extension of the expiration date also apply to the issuance of up to 122,500 public warrants upon exercise of certain representative warrants.

11. EMPLOYEE BENEFIT PLAN

     Effective March 1, 1997, the Company adopted a profit sharing plan pursuant to Section 401(k) of the Internal Revenue Code whereby participants may elect to contribute up to twenty percent (20%) of their compensation subject to statutory limitations. The plan provides for discretionary matching and profit sharing contributions by the Company. All employees are eligible to participate in the plan provided they meet minimum age requirement of eighteen. For the years ended December 31, 1999, 2000 and 2001, the Company made no matching or profit sharing contributions.

12. COMMITMENTS AND CONTINGENCIES

     The Company leases various office and manufacturing space under non-cancelable operating leases extending through 2005. The Company also leases certain office and computer equipment under non-cancelable operating leases. Future minimum operating lease payments with initial or remaining terms of one year or more are as follows:

                               VIEWCAST.COM, INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


                                                 OPERATING
                                                  LEASES
                                               ------------
         Year ended December 31:
            2002                               $    410,351
            2003                                    409,964
            2004                                    233,127
            2005                                    243,061
                                               ------------
         Total minimum lease payments          $  1,296,503
                                               ============

     Rent expense was $595,169, $774,531 and $760,259 for the years ended December 31, 1999, 2000 and 2001, respectively.

     In September 1999, the Company entered into an employment contract with its Chief Executive Officer for an initial term of 18 months that provides for a minimum annual salary and incentives based generally on the Company's performance. The agreement provides for automatic one-year renewals upon the expiration of the initial term unless terminated by either party upon 60-day prior written notice.

13. RELATED PARTY TRANSACTIONS

     During 1999, the Company paid consulting fees to its then Chairman and acting Chief Executive Officer in the amount of $147,000 until his resignation in September 1999.

     In October 1998, the Company entered into a working capital line of credit facility with a partnership controlled by one of its principal stockholders and now Chairman of the Board of the Company, H. T. Ardinger, Jr.. The one-year, renewable facility, bears interest at 12% per annum and is collateralized by all assets of the Company (See Note 7). During 1999, 2000 and 2001, the Company paid interest of $389,943, $289,123 and 500,850, respectively to the partnership.

     In December 1998 through February 1999, the Company received $9.45 million in gross proceeds from the sale of 945,000 shares of a newly created Series B convertible preferred stock at $10 per share. Two principal stockholders of the Company purchased $4,000,000 and $2,000,000, respectively and other existing stockholders purchased the balance of $3.45 million. The Series B preferred stock is convertible into common stock of the Company at a fixed price of $3.625 per share, subject to certain requirements, and carries a dividend of 8% per year payable in cash or common stock of the Company, at the Company's option.

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

     In November 2001, the Company received net proceeds of $2,000,000 from the private placement of 200,000 shares of Series C convertible preferred stock at $10 per share with H.T. Ardinger, Jr., a principal shareholder and Chairman of the Board of the Company. The Series C preferred stock is convertible into common stock of the Company at a fixed price of $0.60 per share, subject to certain requirements, and carries a dividend of 9% per year payable in cash or common stock of the Company, at the Company's option.

                               VIEWCAST.COM, INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


14. SUBSEQUENT EVENTS (UNAUDITED)

     In February 2002, the Company received a Nasdaq Staff Determination indicating that it failed to comply with the minimum net tangible assets or minimum stockholders' equity requirements for continued listing, set forth in Marketplace Rule 4310(c)(2)(B) and that its common stock is therefore subject to delisting from The Nasdaq SmallCap Market. ViewCast requested a hearing before a Nasdaq Listing Qualifications Panel to review the Staff Determination, but was unable to meet Nasdaq's timetable for compliance and was delisted from Nasdaq after the close of trading on April 3, 2002. The Company began trading on the Over-the-Counter (OTC) Bulletin Board effective with the opening of business on April 4, 2002.

15. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

                                                                           QUARTER ENDED
                                                 ------------------------------------------------------------------
                                                  MARCH 31,          JUNE 30,       SEPTEMBER 30,      DECEMBER 31,
                                                 ------------      ------------     -------------      ------------
1999:
Net sales ..................................     $  2,014,164      $  2,219,826      $  1,046,292      $  1,989,798
Gross profit ...............................          965,699         1,062,042           367,817           926,145
Net loss ...................................       (2,101,720)       (1,724,973)       (2,635,820)       (2,011,161)

Net loss per share - basic and diluted .....     $      (0.20)     $      (0.15)     $      (0.21)     $      (0.15)
                                                 ============      ============      ============      ============

2000:
Net sales ..................................     $  1,936,658      $  2,360,138      $  3,492,744      $  2,649,864
Gross profit ...............................        1,069,947         1,213,647         1,848,954         1,524,726
Net loss ...................................       (2,070,584)       (2,449,920)       (2,084,673)       (2,283,808)

Net loss per share - basic and diluted .....     $      (0.15)     $      (0.17)     $      (0.14)     $      (0.15)
                                                 ============      ============      ============      ============

2001:
Net sales ..................................     $  2,349,764      $  1,826,213      $  1,804,668      $  1,970,242
Gross profit ...............................        1,318,735         1,076,824         1,057,881           922,036
Net loss ...................................       (2,484,019)       (2,528,929)       (2,194,150)       (1,865,857)

Net loss per share - basic and diluted .....     $      (0.16)     $      (0.16)     $      (0.14)     $      (0.12)
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

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

      (a) (1) The following consolidated financial statements required by this item are included in Part II Item 8 of this report:

          Report of Independent Auditors .......................................     28

          Consolidated Balance Sheets a December 31, 2000 and 2001 .............     29

          Consolidated Statements of Operations for the years ended
            December 31, 1999, 2000 and 2001 ...................................     30

          Consolidated Statements of Stockholders' Equity (Deficit) for the
            years ended December 31, 1999, 2000 and 2001 .......................     31

          Consolidated Statements of Cash Flows for the years ended
            December 31, 1999, 2000 and 2001 ...................................     34

          Notes to Consolidated Financial Statements ...........................     35

          (2) The following financial statement schedule is filed as a part of this report under Schedule II on page 59: Valuation and Qualifying Accounts for the three years ended December 31, 2001. All other schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements and notes thereto in Item 8 above.

          (3)  Listing of Exhibits:

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

3(e)         Certificate of Designations of Series C Convertible Preferred Stock

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

10(g)        1995 Director Option Plan(1)

10(h)        Lease Agreement between ViewCast and Metro Squared, L P(1)

10(i)        Employee Stock Purchase Plan(1)

10(j)        Licensing Agreement between ViewCast and Boca Research, Inc.(1)

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

10(dd)       Sublease Agreement between ViewCast and Host Communications, Inc.

21           List of Subsidiaries of ViewCast.(1)

23           Consent of Ernst & Young LLP

----------

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

(2)       Incorporated by reference to Form 10-KSB/A filed April 15, 1998.

(3)       Incorporated by reference to Form 10-QSB filed November 13, 1998

(4)       Incorporated by reference to Form 8-K filed March 15, 1999.

(5)       Incorporated by reference to Form 10-KSB filed March 26, 1999.



(b)  Reports on Form 8-K

          On November 14, 2001, the Company filed a Form 8-K describing the receipt of $2.0 million gross proceeds from the sale of 200,000 shares of Series C Convertible Preferred Stock at $10 per share.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                       VIEWCAST.COM, INC. AND SUBSIDIARIES

                  COL. A                              COL. B                  COL. C               COL. D            COL. E
                -----------                        ------------    ----------------------------  -----------     --------------
                                                                             ADDITIONS
                                                                   ----------------------------
                                                    BALANCE AT     CHARGED TO     CHARGED TO
                                                   BEGINNING OF    COSTS AND    OTHER ACCOUNTS-  DEDUCTIONS-     BALANCE AT END
                DESCRIPTION                           PERIOD        EXPENSES       DESCRIBE       DESCRIBE         OF PERIOD
                -----------                        ------------    ----------   --------------   -----------     --------------

YEAR ENDED DECEMBER 31, 2001
  Reserves and allowances deducted from asset
  accounts:
        Allowance for uncollectible accounts        $  177,000     $   26,000     $       --     $   66,000(1)     $  137,000
        Reserves for slow-moving, damaged
          or obsolete inventory                     $  283,751     $  215,560     $       --     $   29,744(2)     $  469,567

YEAR ENDED DECEMBER 31, 2000
  Reserves and allowances deducted from asset
  accounts:
        Allowance for uncollectible accounts        $  117,000     $   87,000     $       --     $   27,000(1)     $  177,000
        Reserves for slow-moving, damaged
          or obsolete inventory                     $  346,153     $   60,410     $       --     $  122,812(2)     $  283,751

YEAR ENDED DECEMBER 31, 1999
  Reserves and allowances deducted from asset
  accounts:
        Allowance for uncollectible accounts        $  823,000     $  146,000     $       --     $  852,000(1)     $  117,000
        Reserves for slow-moving, damaged
          or obsolete inventory                     $  199,255     $  205,000     $       --     $   58,102(2)     $  346,153

(1) Uncollectible accounts written off, net of recoveries.

(2) Inventory written off, net of recoveries.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     Date                ViewCast.com, Inc.
     ----

   April 12, 2002             By: /s/ Laurie L. Latham
                                  --------------------------------------------
                                  Laurie L. Latham
                                   Chief Financial Officer and Senior Vice
                                   President of Finance and Administration


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Date                ViewCast.Com, Inc.
     ----

   April 12, 2002             By: /s/ H.T. Ardinger, Jr.
                                  --------------------------------------------
                                  H.T. Ardinger, Jr.
                                   Director and Chairman of the Board


   April 12, 2002            By: /s/ George C. Platt
                                  --------------------------------------------
                                  George C. Platt
                                   Director, President and Chief Executive
                                   Officer


   April 12, 2002             By: /s/ Laurie L. Latham
                                  --------------------------------------------
                                  Laurie L. Latham
                                   Chief Financial Officer and Senior Vice
                                   President of Finance and Administration


   April 12, 2002             By: /s/ Joseph W. Autem
                                  --------------------------------------------
                                  Joseph W. Autem
                                   Director


   April 12, 2002             By: /s/ David A. Dean
                                  --------------------------------------------
                                  David A. Dean
                                   Director

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------

3(e)         Certificate of Designations of Series C Convertible Preferred Stock

10(dd)       Sublease Agreement between ViewCast and Host Communications, Inc.

23           Consent of Ernst & Young LLP