Form 10-K/A
period 2001-12-31
VIEWCAST COM INC
filed 2002-04-30
CIK 921313

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

                         Commission File Number: 0-29020

                               VIEWCAST.COM, INC.
             (Exact Name of Registrant as Specified in its Charter)

                  Delaware                                                     75-2528700
--------------------------------------------                   ------------------------------------------
          (State of Incorporation)                                 (I.R.S. Employer Identification No.)

17300 Dallas Parkway, Suite 2000, Dallas, TX                                      75248
--------------------------------------------                   ------------------------------------------
  (Address of Principal Executive Offices)                                      (Zip Code)

        Registrant's telephone Number, Including Area Code: 972-488-7200
--------------------------------------------------------------------------------

Securities registered pursuant to Section 12(b) of the Act:

Securities registered pursuant to Section 12(g) of the Act:

           Title of Each Class                                 Name of Each Exchange on Which Registered:
--------------------------------------------                   ------------------------------------------
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

                                TABLE OF CONTENTS


    ITEM                                                                              PAGE
     NO.                             PART I                                            NO.

      1. Business ................................................................      3

      2. Properties ..............................................................     15

      3. Legal Proceedings .......................................................     15

      4. Submission of Matters to a Vote of Security Holders .....................     15

                                     PART II

      5. Market For Registrant's Common Equity and Related Stockholder Matters ...     16

      6. Selected Financial Data .................................................     17

      7. Management's Discussion and Analysis of Financial Condition and
          Results of Operations ..................................................     18

     7A. Quantitative and Qualitative Disclosures About Market Risk ..............     25

      8. Financial Statements and Supplementary Data .............................     27

      9. Changes in and Disagreements With Accountants on Accounting and
          Financial Disclosure ...................................................     54

                                    PART III

     10. Directors and Executive Officers of the Registrant ......................     55

     11. Executive Compensation ..................................................     57

     12. Security Ownership of Certain Beneficial Owners and Management ..........     62

     13. Certain Relationships and Related Transactions ..........................     64

                                     PART IV

     14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K ........     65

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

    o Unified user experience - The user interface needs to be identical regardless of where the user is located -- at the home office, at a field office, or working at home.

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

HOW VIEWCAST TECHNOLOGIES ADDRESS THE INDUSTRY.

The chart below shows video applications and the ViewCast products and services that address them

                              Osprey                              Viewpoint   Niagara
                              Video      Viewpoint   Viewpoint    Codec       Streaming   Niagara    ViewCast
                              Cards      VBX         Gateway      Array       Systems     SCX        Online
                              ------     ---------   ---------    ---------   ---------   -------    --------

Video Content Capture            x

Video Content Conversion         x

Desktop Video Conferencing       x           x           x

Video Conference Rooms                       x           x

Multiparty video                             x           x
conferencing- MCU

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

 OSPREY(R) 50 (1)                      compact and portable USB video capture device

 OSPREY(R) 100                         video capture for Windows and Linux operating platforms

 OSPREY(R) 200                         audio/video capture for Windows platform

 OSPREY(R)                             210/220 audio/video capture for Windows platform with improved audio and professional input and connectors on the 220 version.

 OSPREY(R) 500                         audio and digital video pre-processing, DV encoding and streaming
 OSPREY(R) 540 (2)                     product family allows capture into extended AVI format plus capture of uncompressed digital video beyond the 2GB file limit for full-feature capture and post-production; variety of
                                       professional analog and digital (DV and SDI) inputs/outputs available.

 OSPREY(R)1000/G2                      audio/video codec for Windows platforms and Real Networks G2 encoding hardware.

 OSPREY(R) 1500                        audio/video codec with a derivative for Sun workstations (labeled as the SunVideo Plus by Sun Microsystems)

 OSPREY(R) 2000 (1)                    Capture and codec product family for high quality MPEG 1 & 2 encoding, transcoding and digital archiving; all versions provide audio/video capture; MPEG decoding feature effectively allows real-time transcoding and streaming in one step: variety of professional analog and digital (DV and SDI) inputs/outputs available

 SIMULSTREAM(TM) (1)                   Software upgrade that enables an Osprey Video card to output multiple instances of video and audio from a single input source to multiple applications.

----------

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

 NIAGARA MAXPAC - PORTABLE                              A complete "studio-in-a-box" bundled system including a Niagara
                                                        MAX system plus Focus Enhancements/Videonics MXProDV digital video mixer and Accordent PresenterPro SE Software.

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

 NIAGARA SCX REMOTE ENCODER CONTROL SOFTWARE            Software provides monitoring and control of multiple, remote, or distributed streaming encoders throughout an enterprise or across the Internet. User interface provides concurrent view of
                                                        unlimited encoders while providing control of encoding
                                                        parameters, video preview, encoder statistics monitoring,
                                                        supports RealNetworks and Microsoft Windows Media.

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

    o VARIETY OF APPLICATIONS -- The variety of business video applications that can be implemented by the Viewpoint VBX at the same time. The VBX environment is a collection of technologies that manage, control, and deliver a common user experience in a variety of applications including video conferencing, video/program content distribution, distance learning, security, surveillance, video resource sharing, and personal video communication.

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

    o "Personal Security" -- security / surveillance video is captured and distributed locally and beyond the monitoring station to individuals at their desks for informational, collaborative, or personal safety purposes.

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

    o Streaming Video Gateway - Our Viewpoint VBX(TM) and Niagara(TM) Streaming encoder systems can be combined to deliver solutions for origination of streaming video broadcasts. For example, an H.320 codec combined with a Niagara(TM) encoder can be configured as a gateway device, turning any H.320 conferencing system into a web video broadcast site. Viewpoint VBX(TM) systems can also be used as camera concentrators, allowing the selection of any connected camera as the source of a web video broadcast.

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

                                COMMON STOCK                PUBLIC WARRANTS
                         -------------------------     -------------------------
   FISCAL 1999              HIGH           LOW            HIGH           LOW
   -----------           ----------     ----------     ----------     ----------

1st Quarter              $     6.94     $     2.63     $     3.69     $     0.81
2nd Quarter                   17.38           4.84          13.38           2.13
3rd Quarter                   10.81           5.75           6.50           3.13
4th Quarter                    8.38           3.06           5.25           1.81

                                COMMON STOCK                PUBLIC WARRANTS
                         -------------------------     -------------------------
   FISCAL 2000              HIGH           LOW            HIGH           LOW
   -----------           ----------     ----------     ----------     ----------

1st Quarter              $     8.97     $     4.03     $     5.00     $     2.06
2nd Quarter                    7.25           2.25           4.19           1.25
3rd Quarter                    4.00           2.00           1.94           1.00
4th Quarter                    2.38           0.75           1.13           0.34

                                COMMON STOCK                PUBLIC WARRANTS
                         -------------------------     -------------------------
   FISCAL 2001              HIGH           LOW            HIGH           LOW
   -----------           ----------     ----------     ----------     ----------

1st Quarter              $     1.44     $     0.69     $     0.69     $     0.28
2nd Quarter                    1.19           0.69           0.57           0.26
3rd Quarter                    1.02           0.50           0.61           0.28
4th Quarter                    0.84           0.44           0.57           0.27

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

                                                                            YEAR ENDED DECEMBER 31,
                                                --------------------------------------------------------------------------------
                                                    1997             1998             1999             2000             2001
                                                ------------     ------------     ------------     ------------     ------------
         CONSOLIDATED STATEMENTS
              OF OPERATIONS:
Net sales ..................................    $  3,360,703     $  8,027,948     $  7,270,080     $ 10,439,404     $  7,950,887
Cost of goods sold .........................       1,695,922        4,181,128        3,948,377        4,782,130        3,575,411
                                                ------------     ------------     ------------     ------------     ------------
Gross profit ...............................       1,664,781        3,846,820        3,321,703        5,657,274        4,375,476

Operating expenses:
  Selling, general and administrative ......       4,243,485        8,352,476        7,543,409        9,545,307        7,604,415
  Research and development .................       2,740,857        3,090,102        2,930,761        4,003,169        4,200,571
  Restructuring charge .....................              --          402,800               --               --          219,604
  Depreciation and amortization ............         309,458          524,427          617,086          753,786          932,554
                                                ------------     ------------     ------------     ------------     ------------
      Total operating expenses .............       7,293,800       12,369,805       11,091,256       14,302,262       12,957,144
                                                ------------     ------------     ------------     ------------     ------------

Operating loss .............................      (5,629,019)      (8,522,985)      (7,769,553)      (8,644,988)      (8,581,668)

Other income (expense):
  Dividend and interest income .............          63,613           34,117          249,985          354,315           35,069
  Interest expense .........................        (290,492)        (877,873)        (954,168)        (602,558)        (677,087)
  Other ....................................          28,493               48               62            4,246          150,731
                                                ------------     ------------     ------------     ------------     ------------
      Total other income (expense) .........        (198,386)        (843,708)        (704,121)        (243,997)        (491,287)
                                                ------------     ------------     ------------     ------------     ------------

Net loss ...................................    $ (5,827,405)    $ (9,366,693)    $ (8,473,674)    $ (8,888,985)    $ (9,072,955)
                                                ============     ============     ============     ============     ============

Net loss per share - basic and diluted .....    $      (0.75)    $      (1.02)    $      (0.71)    $      (0.62)    $      (0.59)
                                                ============     ============     ============     ============     ============

Weighted average number of
   common shares outstanding ...............       4,844,706        7,806,378        9,367,537       13,105,884       17,204,891
                                                ============     ============     ============     ============     ============

                                                                            YEAR ENDED DECEMBER 31,
                                                --------------------------------------------------------------------------------
                                                    1997             1998             1999             2000             2001
                                                ------------     ------------     ------------     ------------     ------------

               CONSOLIDATED
            BALANCE SHEET DATA:
Cash and cash equivalents ..................    $  3,117,202     $    439,791     $  4,315,980     $  3,898,176     $    851,464
Working capital (deficit) ..................       4,547,850        1,456,778        7,575,154        3,929,039         (928,157)
Total assets ...............................       8,211,415       13,611,590       13,565,382       11,713,579        8,871,535
Long-term debt .............................       5,000,000        1,360,000               --          950,000          950,000
Stockholders' equity (deficit) .............       1,418,264        4,255,308        9,407,614        5,282,309         (202,141)

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                       VIEWCAST.COM, INC. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Report of Independent Auditors ..............................................     28

Consolidated Balance Sheets a December 31, 2000 and 2001 ....................     29

Consolidated Statements of Operations for the years ended
  December 31, 1999, 2000 and 2001 ..........................................     30

Consolidated Statements of Stockholders' Equity (Deficit) for the
  years ended December 31, 1999, 2000 and 2001 ..............................     31

Consolidated Statements of Cash Flows for the years ended
  December 31, 1999, 2000 and 2001 ..........................................     34

Notes to Consolidated Financial .............................................     35

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

                       VIEWCAST.COM, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
              FOR THE YEARS ENDED DECEMBER 31, 1999, 2000 AND 2001

                                                      SERIES A                 SERIES B              SERIES C
                                                    CONVERTIBLE              CONVERTIBLE           CONVERTIBLE         COMMON
                                                  PREFERRED STOCK          PREFERRED STOCK       PREFERRED STOCK       STOCK
                                               ----------------------    -------------------   -------------------   ----------
                                                 SHARES     PAR VALUE     SHARES   PAR VALUE    SHARES   PAR VALUE     SHARES
                                               ----------   ---------    --------  ---------   --------  ---------   ----------

BALANCE AT DECEMBER 31, 1998                      334,000    $     33     400,000   $     40         --   $     --   11,324,974

  Sale of convertible preferred stock -
     Series B, net                                     --          --     545,000         55         --         --           --

  Conversion of convertible preferred
     stock - Series A to common stock            (334,000)        (33)         --         --         --         --      921,505

  Conversion of 8% convertible notes
     to common stock                                   --          --          --         --         --         --      317,313

  Exercise of options and warrants                     --          --          --         --         --         --    1,885,332

  Value of options and warrants
      issued for consulting services                   --          --          --         --         --         --           --

  Sale of common stock, employee
     stock purchase plan                               --          --          --         --         --         --       44,220

  Convertible preferred stock
     dividends - Series A and B                        --          --          --         --         --         --      131,554

  Unrealized gain on securities
     reported at fair value                            --          --          --         --         --         --           --
  Foreign currency translation adjustment              --          --          --         --         --         --           --
  Net loss                                             --          --          --         --         --         --           --

          Comprehensive loss

                                               ----------    --------    --------   --------   --------   --------   ----------
BALANCE AT DECEMBER 31, 1999                           --    $     --     945,000   $     95         --   $     --   14,624,898


                                              COMMON
                                               STOCK      ADDITIONAL        OTHER                                         TOTAL
                                             ---------     PAID-IN      COMPREHENSIVE    ACCUMULATED      TREASURY    STOCKHOLDERS'
                                             PAR VALUE     CAPITAL          INCOME         DEFICIT         STOCK         EQUITY
                                             ---------   ------------   -------------    ------------    ----------   -------------

BALANCE AT DECEMBER 31, 1998                  $  1,132   $ 31,947,418    $         --    $(27,681,409)   $  (11,906)   $  4,255,308

  Sale of convertible preferred stock -
     Series B, net                                  --      5,434,291              --              --            --       5,434,291

  Conversion of convertible preferred
     stock - Series A to common stock               92            (59)             --              --            --              --

  Conversion of 8% convertible notes
     to common stock                                32      1,162,818              --              --            --       1,162,850

  Exercise of options and warrants                 189      5,486,491              --              --            --       5,486,680

  Value of options and warrants
      issued for consulting services                --         65,347              --              --            --          65,347

  Sale of common stock, employee
     stock purchase plan                             4         99,806              --              --            --          99,810

  Convertible preferred stock
     dividends - Series A and B                     14        708,028              --        (727,618)           --         (19,576)

  Unrealized gain on securities
     reported at fair value                         --             --       1,410,853              --            --       1,410,853
  Foreign currency translation adjustment           --             --         (14,330)             --            --         (14,330)
  Net loss                                          --             --              --      (8,473,674)           --      (8,473,674)
                                                                                                                       ------------
          Comprehensive loss                                                                                             (7,077,151)

                                              --------   ------------    ------------    ------------    ----------    ------------
BALANCE AT DECEMBER 31, 1999                  $  1,463   $ 44,904,140    $  1,396,523    $(36,882,701)   $  (11,906)   $  9,407,559

                       VIEWCAST.COM, INC. AND SUBSIDIARIES
     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)- (CONTINUED)
              FOR THE YEARS ENDED DECEMBER 31, 1999, 2000 AND 2001

                                                      SERIES A                SERIES B              SERIES C
                                                    CONVERTIBLE             CONVERTIBLE           CONVERTIBLE         COMMON
                                                  PREFERRED STOCK         PREFERRED STOCK       PREFERRED STOCK       STOCK
                                               ----------------------   -------------------   -------------------   ----------
                                                 SHARES     PAR VALUE    SHARES   PAR VALUE    SHARES   PAR VALUE     SHARES
                                               ----------   ---------   --------  ---------   --------  ---------   ----------

  Exercise of options and warrants                     --          --         --         --         --         --    1,232,077

  Conversion of 7% convertible
     debentures to common stock                        --          --         --         --         --         --      777,777

  Value of options and warrants
      issued for consulting services                   --          --         --         --         --         --           --

  Common stock issued for legal
     services                                          --          --         --         --         --         --        2,500

  Sale of common stock, employee
     stock purchase plan                               --          --         --         --         --         --       99,990

  Convertible preferred stock
     dividends - Series B                              --          --         --         --         --         --      403,226

  Unrealized loss on securities
     reported at fair value                            --          --         --         --         --         --           --
  Foreign currency translation adjustment              --                     --         --         --         --           --
  Net loss                                             --          --         --         --         --         --           --

          Comprehensive loss

                                               ----------    --------   --------   --------   --------   --------   ----------
BALANCE AT DECEMBER 31, 2000                           --    $     --    945,000   $     95         --   $     --   17,140,468


                                               COMMON
                                                STOCK      ADDITIONAL        OTHER                                       TOTAL
                                              ---------     PAID-IN      COMPREHENSIVE    ACCUMULATED     TREASURY    STOCKHOLDERS'
                                              PAR VALUE     CAPITAL          INCOME         DEFICIT        STOCK         EQUITY
                                              ---------   ------------   -------------    ------------    --------    -------------

  Exercise of options and warrants                  123      4,108,642              --              --          --       4,108,765

  Conversion of 7% convertible
     debentures to common stock                      78      2,585,050              --              --          --       2,585,128

  Value of options and warrants
      issued for consulting services                 --        235,958              --              --          --         235,958

  Common stock issued for legal
     services                                        --         15,000              --              --          --          15,000

  Sale of common stock, employee
     stock purchase plan                             10        165,480              --              --          --         165,490

  Convertible preferred stock
     dividends - Series B                            40        756,051              --        (756,000)         --              91

  Unrealized loss on securities
     reported at fair value                          --             --      (2,325,582)             --          --      (2,325,582)
  Foreign currency translation adjustment            --             --         (21,170)             --          --         (21,170)
  Net loss                                           --             --              --      (8,888,985)         --      (8,888,985)
                                                                                                                      ------------
          Comprehensive loss                                                                                           (11,235,737)

                                               --------   ------------    ------------    ------------    --------    ------------
BALANCE AT DECEMBER 31, 2000                   $  1,714   $ 52,770,321    $   (950,229)   $(46,527,686)   $(11,906)   $  5,282,309

                       VIEWCAST.COM, INC. AND SUBSIDIARIES
     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)- (CONTINUED)
              FOR THE YEARS ENDED DECEMBER 31, 1999, 2000 AND 2001

                                                      SERIES A                SERIES B              SERIES C
                                                    CONVERTIBLE             CONVERTIBLE           CONVERTIBLE         COMMON
                                                  PREFERRED STOCK         PREFERRED STOCK       PREFERRED STOCK       STOCK
                                               ----------------------   -------------------   -------------------   ----------
                                                 SHARES     PAR VALUE    SHARES   PAR VALUE    SHARES   PAR VALUE     SHARES
                                               ----------   ---------   --------  ---------   --------  ---------   ----------

  Exercise of options and warrants                     --          --         --         --         --         --       33,332

  Sale of convertible preferred stock -
     Series C, net                                     --          --         --         --    200,000         20           --

  Value of options and warrants
      issued for consulting services                   --          --         --         --         --         --           --

  Sale of common stock, employee
     stock purchase plan                               --          --         --         --         --         --      190,556

  Convertible preferred stock
     dividends - Series B                              --          --         --         --         --         --      983,513

  Convertible preferred stock
     dividends - Series C                              --          --         --         --         --         --           --

  Unrealized gain on securities
     reported at fair value                            --          --         --         --         --         --           --
  Foreign currency translation adjustment              --          --         --         --         --         --           --
  Net loss                                             --          --         --         --         --         --           --

          Comprehensive loss

                                               ----------    --------   --------   --------   --------   --------   ----------
BALANCE AT DECEMBER 31, 2001                           --    $     --    945,000   $     95    200,000   $     20   18,347,869
                                               ==========    ========   ========   ========   ========   ========   ==========


                                               COMMON
                                                STOCK      ADDITIONAL        OTHER                                        TOTAL
                                              ---------     PAID-IN      COMPREHENSIVE    ACCUMULATED     TREASURY    STOCKHOLDERS'
                                              PAR VALUE     CAPITAL          INCOME         DEFICIT        STOCK         EQUITY
                                              ---------   ------------   -------------    ------------    --------    -------------

  Exercise of options and warrants                    3         24,996             --              --          --          24,999

  Sale of convertible preferred stock -
     Series C, net                                   --      1,999,980             --              --          --       2,000,000

  Value of options and warrants
      issued for consulting services                 --          9,603             --              --          --           9,603

  Sale of common stock, employee
     stock purchase plan                             19        106,550             --              --          --         106,569

  Convertible preferred stock
     dividends - Series B                            99        755,810             --        (756,000)         --             (91)

  Convertible preferred stock
     dividends - Series C                            --             --             --         (27,616)         --         (27,616)

  Unrealized gain on securities
     reported at fair value                          --             --      1,493,436              --          --       1,493,436
  Foreign currency translation adjustment            --             --        (18,395)             --          --         (18,395)
  Net loss                                           --             --             --      (9,072,955)         --      (9,072,955)
                                                                                                                     ------------
          Comprehensive loss                                                                                           (7,597,914)

                                               --------   ------------   ------------    ------------    --------    ------------
BALANCE AT DECEMBER 31, 2001                   $  1,835   $ 55,667,260   $    524,812    $(56,384,257)   $(11,906)   $   (202,141)
                                               ========   ============   ============    ============    ========    ============

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

                                                                       CUSTOMERS EXCEEDING 10% OF
                                CUSTOMERS EXCEEDING 10%               YEAR-END ACCOUNTS RECEIVABLE
                                     OF NET SALES                                BALANCE
                            ------------------------------            ----------------------------
                            NUMBER OF             COMBINED            NUMBER OF           COMBINED
          YEAR              CUSTOMERS             PERCENT             CUSTOMERS           PERCENT
          ----              ---------             --------            ---------           --------
          1999                  1                   23%                   2                  54%
          2000                  0                    0%                   2                  32%
          2001                  2                   25%                   3                  46%

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

4. INVENTORY

     Inventory consists of the following:

                                                           DECEMBER 31,
                                                  ------------------------------
                                                      2000              2001
                                                  ------------      ------------

     Purchased materials                          $    793,895      $    749,182
     Finished goods                                  2,432,477         2,395,473
                                                  ------------      ------------
             Total                                   3,226,372         3,144,655
     Less reserves for obsolete, slow
      moving and damaged inventory                    (283,751)         (469,567)
                                                  ------------      ------------
             Net Inventory                        $  2,942,621         2,675,088
                                                  ============      ============

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
                                                            ============      ============      ============

     At December 31, 2001 the Company has federal income tax net operating loss carryforwards of approximately $54,400,000, which expire as follows:

                          YEAR
                          ENDED          AMOUNT
                          -----          ------
                           2009       $ 2,700,000
                           2010         4,700,000
                           2011         4,000,000
                           2012         5,400,000
                           2018         7,700,000
                           2019        13,200,000
                           2020         8,100,000
                           2021         8,600,000

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

                               VIEWCAST.COM, INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


     Following is a summary of stock option activity from December 31, 1998 through December 31, 2001:

                                                                  STOCK OPTIONS
                                                  -----------------------------------------------
                                                                                     WEIGHTED-
                                                                                      AVERAGE
                                                     NUMBER         PRICE PER      EXERCISE PRICE
                                                   OF SHARES          SHARE          PER SHARE
                                                  ------------     ------------    --------------

     Outstanding at December 31, 1998                3,654,003    $0.10 - $5.84     $       3.00

     Granted                                         1,002,516      2.77 - 9.00             6.23
     Exercised                                       1,341,622       .10 - 5.84             2.66
     Canceled/forfeited                                552,984      1.77 - 7.14             3.27
                                                  ------------
     Outstanding at December 31, 1999                2,761,913      1.77 - 9.00             4.33

     Granted                                           935,250      1.25 - 6.59             3.61
     Exercised                                         115,521      2.06 - 4.63             3.01
     Canceled/forfeited                                278,331      2.06 - 7.14             4.11
                                                  ------------
     Outstanding at December 31, 2000                3,303,311      1.25 - 9.00             4.19

     Granted                                         1,576,500      0.58 - 1.09             1.06
     Exercised                                              --          -- - --               --
     Canceled/forfeited                                834,148      1.09 - 8.75             2.64
                                                  ------------
     Outstanding at December 31, 2001                4,045,663     $0.58 - $9.00    $       3.29
                                                  ============

     The weighted-average grant-date fair value of options granted was $4.96, $3.07 and $0.92 for the years ended December 31, 1999, 2000 and 2001, respectively.


     The following information applies to options outstanding at December 31, 2001:

                             OPTIONS OUTSTANDING                                   OPTIONS EXERCISABLE
    ---------------------------------------------------------------------  -----------------------------------
                                             WEIGHTED-
                                              AVERAGE         WEIGHTED-
                                             REMAINING         AVERAGE
        RANGE OF         OUTSTANDING AT     CONTRACTUAL        EXERCISE     EXERCISABLE AT    WEIGHTED-AVERAGE
    EXERCISE PRICES     DECEMBER 31, 2001       LIFE            PRICE      DECEMBER 31, 2001   EXERCISE PRICE
    ---------------     -----------------   ------------     ------------  -----------------  ----------------
     $ 0.00 - 1.00              149,500              9.6     $       0.71               --     $         --
       1.00 - 2.00            1,216,700              9.0             1.16           46,671             1.68
       2.01 - 3.00              940,421              4.5             2.68          797,459             2.73
       3.01 - 4.00              476,263              2.8             3.51          437,948             3.51
       4.01 - 5.00              248,982              4.5             4.54          225,559             4.55
       5.01 - 6.00              520,749              6.6             5.61          261,979             5.53
       6.01 - 7.00               33,015              4.2             6.43           22,331             6.37
       7.01 - 8.00              429,833              7.4             7.10          135,531             7.10
       8.01 - 9.00               30,200              3.7             8.87           25,199             8.85
                           ------------     ------------     ------------     ------------     ------------
                              4,045,663              6.4     $       3.29        1,952,767     $       3.89

                               VIEWCAST.COM, INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


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

                                              1999            2000            2001
                                           ----------      ----------      ----------
     Risk-free interest rate                     5.50%           6.20%           4.88%
     Dividend yield                                 0%              0%              0%
     Volatility factor of the
        market price of the
        Company's common stock                     91%            106%            104%
     Expected life of the options
        (years)                                   6.6             6.4             5.8

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

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting periods. Pro forma information for the years ended December 31, 1999, 2000 and 2001 is as follows:

                                                1999                2000                2001
                                           --------------      --------------      --------------
     Pro forma net loss                    $  (10,480,394)     $  (11,453,668)     $  (11,935,440)
     Pro forma net loss per share:
       Basic and diluted                   $         (.80)     $         (.73)     $         (.69)

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

     Following is a summary of warrant activity from December 31, 1998 through December 31, 2001:

                                                                            WARRANTS
                                                      --------------------------------------------------

                                                                                             WEIGHTED-
                                                        NUMBER OF         EXERCISE            AVERAGE
                                                        WARRANTS            PRICE         EXERCISE PRICE
                                                      -------------     -------------     --------------

     Outstanding and exercisable at
        December 31, 1998                                 6,068,656     $1.00 - $4.50     $        4.12

     Granted - non-public warrants                           40,000              3.63              3.69
     Exercised                                              525,791         3.00-4.19              3.55
     Canceled                                                    --                --                --
                                                      -------------
     Outstanding and exercisable
       at December 31, 1999                               5,582,865         3.00-4.50              4.15
                                                      -------------

     Granted - non-public warrants                           89,000              5.00              5.00
     Granted - public warrants                               17,500              4.50              4.50
     Exercised                                            1,097,245         3.00-4.50              3.43
     Canceled                                                85,333              4.50              4.50
                                                      -------------
     Outstanding and exercisable
       at December 31, 2000                               4,506,787         3.00-4.50     $        4.34
                                                      -------------

     Granted - non-public warrants                           33,332              1.00              1.00
     Granted - public warrants                                   --
     Exercised                                               33,332               .75               .75
     Canceled                                               411,667         3.00-4.00              3.07
                                                      -------------
     Outstanding and exercisable
       at December 31, 2001                               4,095,120       $1.00- 4.50     $        4.44
                                                      =============

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

                               VIEWCAST.COM, INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


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

                               VIEWCAST.COM, INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS:
COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     DIRECTORS

     The names of the nominees for Director and certain other information about them are set forth below:

         NOMINEE                 AGE          DIRECTOR SINCE              OFFICE HELD WITH COMPANY
         -------                 ---          --------------              ------------------------

H. T. Ardinger                    77               1999           Chairman of the Board

Joseph Autem                      44               1999           Director

George C. Platt                   61               1999           Director, President and Chief Executive
                                                                  Officer

David A. Dean                     54               1999           Director

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

     JOSEPH AUTEM has served as a Director since January 1999 and currently serves as a Director of coreIntellect.com and Newbridge Information Services. He was previously a Director of Broadcast.com, Inc. from September 1996 through August 1999. Mr. Autem has served in various consulting capacities from July 1998 to the present. He is currently general partner of Autem, L.L.C., an investment company formed in May 1999, and a general partner of Texas Technology Partners, L.P., formed in May 2000. Mr. Autem served as the Chief Financial Officer of Luminant from January 1999 until July 1999. Mr. Autem previously served as Senior Vice President and Chief Financial Officer of CS Wireless, Inc., a privately held company that provides wireless video and high-speed Internet access, from June to July 1998. He also served as a partner of Vision Technology Partners, a private investment company, from March 1997 to June 1998. From July 1996 to December 1996, Mr. Autem served as Chief Financial Officer of Broadcast.com, Inc. From 1992 to 1996, Mr. Autem served as Vice President of Finance, Secretary, Treasurer and Chief Financial Officer of OpenConnect Systems, Inc., a software company. Mr. Autem holds a B.S. in Accounting from Pittsburg State University.

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

                               VIEWCAST.COM, INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


     GEORGE C. PLATT has served as a Director, Chief Executive Officer and President since September 1999. He currently serves as a Director for Intervoice-Brite, Inc. and UniView Technologies. From 1991 through 1999, Mr. Platt was employed by Intecom, Inc., a Dallas-based provider of multimedia telecommunications products and services, holding the positions of CEO and President. Prior to his employment with Intecom, Inc., Mr. Platt was an executive with SRX, an entrepreneurial startup company. Before that, he was a Group Vice President at Rolm Corporation through its acquisition by IBM, and prior to that, he was employed by Xerox for fifteen years, where he attained the position of General Manager. Mr. Platt holds an M.B.A. from the University of Chicago and a B.S. degree from Northwestern University.

EXECUTIVE OFFICERS

     The following table contains information as of April 28, 2001 as to the executive officers of ViewCast.

                          NAME                  AGE                     OFFICE HELD WITH COMPANY
                          ----                  ---                     ------------------------

               George C. Platt                   61       Chief Executive Officer and President

               Laurie L. Latham                  45       Chief Financial Officer and Senior Vice President of
                                                          Finance and Administration

               Harry E. Bruner                   55       Senior Vice President of Sales and Marketing

               David T. Stoner                   45       Vice President of Operations

               Neal S. Page                      43       Vice President of Osprey Products

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

                               VIEWCAST.COM, INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


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

     To ViewCast's knowledge, based solely on review of the copies of such reports furnished to ViewCast, and written representations that no other reports were required during the year ended December 31, 2001, all Section 16(a) filing requirements applicable to ViewCast's officers, directors and greater than ten percent (10%) beneficial owners were complied with, with the exception of H. T. Ardinger, Jr., Director of ViewCast, who failed to timely file a Form 5. ViewCast is currently working with Mr. Ardinger to comply with the requirements of Section 16(a).

ITEM 11. EXECUTIVE COMPENSATION

    DIRECTOR COMPENSATION

     Directors currently receive no cash compensation for serving on the Board of Directors other than reimbursement of reasonable expenses incurred in attending meetings. In May 1995, ViewCast adopted a 1995 Director Option Plan (the "Director Plan") under which only outside directors are eligible to receive stock options. The Director Plan provides for the grant of nonstatutory stock options to directors who are not employees of ViewCast. A total of 250,000 shares of Common Stock have been authorized for issuance under the Director Plan. As of March 31, 2002, options to purchase an aggregate of 140,000 shares at exercise prices ranging from $0.755 to $9.00 per share had been granted and are outstanding under the Director Plan and options to purchase an aggregate of 48,016 shares have been previously granted and exercised. Each non-employee director who joins the Board after May 1, 1995 will automatically be granted a nonstatutory option to purchase 15,000 shares of Common Stock on the date upon which such person first becomes a director. In addition, each such non-employee director will automatically be granted a nonstatutory option to purchase 10,000 shares of Common Stock upon annual re-election to the Board, provided the director has been a member of the Board for at least six months upon the date of re-election. The exercise price of each option granted under the Director Plan is equal to the fair market value of the Common Stock on the date of grant. Each initial 15,000 share grant vests at the rate of 25% of the option shares upon the first anniversary of the date of grant and one forty-eighth of the options shares per month thereafter, and each annual 10,000 share grant vests at the rate of 25% of the option shares upon the first anniversary of the date of grant and one forty-eighth of the options shares per month thereafter, in each case unless terminated sooner upon termination of the optionee's status as a director or otherwise pursuant to the

                               VIEWCAST.COM, INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


Director Plan. In the event of a merger of ViewCast with or into another corporation or a consolidation, acquisition of assets or other change in control transaction involving ViewCast, each option becomes exercisable unless assumed or an equivalent option substituted by the successor corporation. Unless terminated sooner, the Director Plan will terminate in 2005. The Board of Directors currently administers the Director Plan. The Board has authority to amend or terminate the Director Plan, provided that no such action may impair the rights of any optionee without the optionee's consent.

SUMMARY COMPENSATION TABLE

     The following table sets forth information concerning compensation paid by ViewCast to the Chief Executive Officer and to all other executive officers of ViewCast whose total salary and bonus exceeded $100,000 for the year ended December 31, 2001.

                           SUMMARY COMPENSATION TABLE

                                                                                     LONG TERM
                                                       ANNUAL            ANNUAL     COMPENSATION
                                                    COMPENSATION      COMPENSATION     OPTIONS
       PRINCIPAL POSITION            FISCAL YEAR       SALARY            BONUS       (IN SHARES)
       ------------------            -----------    ------------      ------------  ------------
George C. Platt                             2001     $  240,000        $       --        200,000
  Chief Executive Officer                   2000        240,000                --         50,000
  and President                             1999         70,000(1)             --        400,000

Laurie L. Latham                            2001        150,000                --        100,000
  Chief Financial Officer                   2000        150,000                --         10,000
                                            1999          9,135(2)             --        100,000

Harry E. Bruner                             2001        168,000            37,000        100,000
  Sr. Vice-President of Sales               2000        157,518(3)         55,944        160,000
  and Marketing

Neal S. Page                                2001        150,000                --        100,000
  Vice President of                         2000        131,666            20,000          5,000
  Osprey Products                           1999        119,994                --         15,000

David T. Stoner                             2001        132,000                --        100,000
  Vice President of                         2000        124,500                --         10,000
  Operations                                1999        120,000            20,146         15,000

John Caulfield                              2001        151,654(4)         25,000        200,000
  Vice President of
  Online Solutions

(1)  Mr. Platt assumed his duties with ViewCast in September 1999.

(2)  Ms. Latham assumed her duties with ViewCast in December 1999.

(3)  Mr. Bruner assumed his duties with ViewCast in February 2000.

(4) Mr. Caulfield assumed his duties with ViewCast in January 2001 and resigned in December 2001.

                               VIEWCAST.COM, INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


    The following table provides information concerning options granted to the executive officers of ViewCast in 2001.

                        OPTION GRANTS IN LAST FISCAL YEAR

                                          % OF TOTAL
                                            OPTIONS                                          POTENTIAL REALIZABLE VALUE AT
                                           GRANTED TO        EXERCISE                        ASSUMED RATES OF STOCK PRICE
                                           EMPLOYEES         OR BASE                        APPRECIATION FOR OPTION TERM(1)
                           OPTIONS         IN FISCAL        PRICE PER        EXPIRATION     -------------------------------
      NAME                GRANTED(2)          YEAR            SHARE             DATE              5%               10%
      ----               ------------     ------------     ------------     ------------     ------------     ------------
George C. Platt               200,000            13.02     $     1.09           02/28/11     $    137,099     $    347,436
Laurie L. Latham              100,000             6.51           1.09           02/28/11           68,550          173,718
Harry E. Bruner               100,000             6.51           1.09           02/28/11           68,550          173,718
Neal S. Page                  100,000             6.51           1.09           02/28/11           68,550          173,718
David T. Stoner               100,000             6.51           1.09           02/28/11           68,550          173,718
John Caulfield                200,000            13.02           1.09           02/28/11          137,099          347,436

----------

(1) Potential realizable value is the amount that would be realized upon exercise by the named executive officer of the options immediately prior to the expiration of their respective terms, assuming the specified compound annual rates of appreciation on common stock over the respective terms of the options. These amounts represent assumed rates of appreciation only. Actual gains, if any, on stock option exercises depend on the future performance of the Company's common stock and overall market conditions. These can be no assurances that the potential values reflected in this table will be achieved.

(2) All options granted during 2001 to the named executives vest over sixty months, of which 1/5th vests after twelve months and the remainder vests in equal installments over the remaining forty-eight months.

YEAR-END OPTION VALUES

         The following table sets forth certain information as of December 31, 2001 concerning the value of unexercised options held by the officers named in the Summary Compensation Table above.

                          FISCAL YEAR-END OPTION VALUES

                                   NUMBER OF SHARES               VALUE OF UNEXERCISED
                               UNDERLYING UNEXERCISED             IN-THE MONEY OPTIONS
                           OPTIONS AT DECEMBER 31, 2001         AT DECEMBER 31, 2001(1)
                           -----------------------------     -----------------------------
        NAME               EXERCISABLE     UNEXERCISABLE     EXERCISABLE     UNEXERCISABLE
        ----               ------------    -------------     ------------    -------------
George C. Platt .........       125,832          524,168     $         --     $         --
Laurie L. Latham ........        42,666          167,334               --               --
Harry E. Bruner .........        57,666          202,334               --               --
Neal S. Page ............       179,083          125,917               --               --
David T. Stoner .........       111,916          118,084               --               --
John Caulfield ..........         7,500          200,000               --               --

----------

(1) Represents the difference between the exercise price of the outstanding options and the fair market value of the Common Stock on December 31, 2001 of $0.58 per share if the fair market price per share exceeds the exercise price.

EMPLOYMENT AGREEMENTS

     We have entered into an employment agreement with Mr. Platt. His employment agreement is in effect through March 2001 with automatic one-year renewals unless ViewCast or Mr. Platt elects in advance not to renew the agreement. The employment agreement provides (i) for annual base compensation of $240,000; (ii) that he is eligible to receive bonuses if our Board of Directors so elects;
(iii) for stock options to purchase 400,000 shares of our Common Stock pursuant to the 1995 Option Plan (1); and (iv) for an eighteen (18) month non-compete period if ViewCast terminates Mr. Platt.

     Under the employment agreement, Mr. Platt will be entitled to (i) the continuation of his salary for the greater of six months or the remaining term of his employment agreement and (ii) the reimbursement for three months of COBRA premiums if his employment is terminated by ViewCast without cause. These same severance benefits are payable in the event Mr. Platt resigns because of a significant change in the nature and scope of his authority, powers, functions, benefits or duties. In the event ViewCast terminates Mr. Platt's employment following a change in control, he will be entitled to the continuation of his salary for six months

     The employment of all other officers with ViewCast is "at will" and may be terminated by ViewCast or the officer at any time, for any reason or no reason.

----------

(1) Represents Mr. Platt's options consist of five separate option grants that become exercisable or vest as follows provided Mr. Platt is employed by ViewCast as of the applicable vesting date:

     (i)   an option for 50,000 shares that vests as of September 17, 2000;

     (ii) an option for 200,000 shares that vests in equal installments of 4,166 shares per month beginning in October, 2000;

     (iii) an option for 50,000 shares that vests immediately on the date following three consecutive calendar quarters of profitability as defined under generally accepted accounting principles;

     (iv) an option for 50,000 shares, of which 16,666 shares of such option vest when the average closing price of Common Stock, for a twenty out of thirty consecutive trading day period, has doubled in price from the exercise price of the option, and of which 33,334 shares of such option vest in equal installments of 1,388 share per month thereafter;

     (v) an option for 50,000 shares, of which 16,666 shares of such option vest when the average closing price of Common Stock, for a twenty out of thirty consecutive trading day period, has tripled in price from the exercise price of the option, and of which 33,334 shares of such option vest in equal installment of 1,388 shares per month thereafter.

     In addition, all of the 400,000 options granted to Mr. Platt immediately vest upon a change of control in ViewCast.

1995 STOCK OPTION PLAN

    The 1995 Employee Stock Option Plan (the "1995 Option Plan") provides for the grant to employees of ViewCast of incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code") and for the grant to employees and consultants of ViewCast of nonstatutory stock options and stock purchase rights. A total of 5,900,000 shares of Common Stock have been authorized for issuance under the 1995 Option Plan. As of March 31, 2002, options to purchase an aggregate of 3,548,570 shares of Common Stock at exercise prices ranging from $0.585 to $8.75 had been granted and are outstanding under the 1995 Option Plan, and options to purchase an aggregate of 989,833 shares of Common Stock have been previously granted and exercised under the 1995 Option Plan.

    The Board, or a committee approved by the Board, may administer the 1995 Option Plan in a manner that complies with Rule 16b-3 promulgated under the Securities Act. Currently, the 1995 Option Plan is administered by the Board of Directors, which determines the terms of options and rights granted, exercise price, number of shares subject to the option or right and the exercisability thereof. Options and rights granted under the 1995 Option Plan are not transferable other than by will or the laws of descent or distribution, and each option or right is exercisable during the lifetime of the recipient only by such person. Options that are outstanding under the 1995 Option Plan will remain outstanding until they are exercised or they expire in accordance with the terms of each option. The exercise price of all incentive stock options granted under the 1995 Option Plan must be at least equal to the fair market value of the shares of Common Stock on the date of grant. With respect to any participant who owns stock possessing more than 10% of the voting power of all classes of stock of ViewCast, the exercise price of any incentive stock option granted must equal at least 110% of the fair market value on the grant date and the maximum term of the option must not exceed five years. The term of all other options granted under the 1995 Option Plan may not exceed ten years. In the event of certain changes in control of ViewCast, the 1995 Option Plan permits each outstanding option and right to become exercisable in full or assumed or an equivalent option to be substituted by the successor corporation.

     The Board of Directors may amend the 1995 Option Plan at any time but may not, without stockholder approval, adopt any amendment that would materially increase the benefits accruing to participants or materially modify the eligibility requirements. ViewCast also may not, without stockholder approval, adopt any amendment that would increase the maximum number of shares that may be issued under the 1995 Option Plan unless the increase results from a stock dividend, stock split or other change in the capital stock of ViewCast.

     The grant of an option under the 1995 Option Plan will not have any immediate effect on the federal income tax liability of ViewCast or the optionee. If a nonqualified stock option ("NQSO") is granted, then the optionee will recognize ordinary income at the time he or she exercises the NQSO equal to the difference between the fair market value of the Common Stock and the exercise price paid by the optionee, and ViewCast will receive a deduction for the same amount.

     If an optionee is granted an incentive stock option ("ISO"), then the optionee generally will not recognize any taxable income at the time he or she exercises the ISO but will recognize income only at the time he or she sells the Common Stock acquired by exercise of the ISO. The optionee will recognize income equal to the difference between the exercise price paid by the optionee and the amount received for sale of the Common Stock, and such income generally will be eligible for capital gain treatment. ViewCast generally is not entitled to an income tax deduction for the grant of an ISO or as a result of either the optionee's exercise of an ISO or the optionee's sale of the Common Stock acquired through exercise of an ISO. However, if the optionee sells the Common Stock within two years of the date of the grant to him or her of the ISO or within one year of the date of the transfer to him or her of the Common Stock following exercise of the ISO, the option is treated for federal income tax purposes as if it were a NQSO: the income recognized by the optionee will not be eligible for capital gain treatment and ViewCast may be entitled to a federal income tax deduction equal to the amount of income recognized by the optionee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                      BENEFICIAL OWNERSHIP OF COMMON STOCK

     The following table sets forth information as of April 22, 2002, based on information obtained from public records and our books and records regarding the persons named below, with respect to the beneficial ownership of shares of our Common Stock by (i) each person or a group known by us to be the owner of more than five percent (5%) of the outstanding shares of our Common Stock, (ii) each director, (iii) each executive officer and (iv) all officers and directors as a group.

                                     AMOUNT AND NATURE                PERCENTAGE OF
                                            OF                         OUTSTANDING
       NAME AND ADDRESS                 BENEFICIAL                       SHARES
      OF BENEFICIAL OWNER               OWNERSHIP                     OWNED (1),(2)
      -------------------            -----------------                -------------

H.T. ARDINGER, JR. ................     7,996,680(3)                         28.4
1990 Lakepointe Dr.
Lewisville, TX 75057

M. DOUGLAS ADKINS .................     1,496,486(4)                          5.3
1601 Elm Street
Dallas, TX 75021

GEORGE C. PLATT ...................       266,290(5)                            *
17300 N. Dallas Pkwy, Suite 2000
Dallas, TX 75248

LAURIE L. LATHAM ..................        88,072(6)                            *
17300 N. Dallas Pkwy, Suite 2000
Dallas, TX 75248

HARRY E. BRUNER ...................       100,332(7)                            *
17300 N. Dallas Pkwy, Suite 2000
Dallas, TX 75248

NEAL S. PAGE ......................       233,897(8)                            *
600 Airport Blvd., Suite 900
Morrisville, NC 27560

DAVID T. STONER ...................       152,576(9)                            *
17300 N. Dallas Pkwy, Suite 2000
Dallas, TX 75248

JOSEPH AUTEM ......................        69,552(10)                           *
17300 N. Dallas Pkwy, Suite 2000
Dallas, TX 75248

DAVID DEAN ........................        16,770(11)                           *
8080 Park Lane, Suite 600
Dallas, TX 75231

All executive officers and ........     8,924,169(3),(5),(6),(7),(8)         31.7
directors as a group                             (9),(10),(11)
(eight (8) persons)

----------

*   Less than one percent (1%)

(1) A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from April 30, 2002 upon the exercise of warrants or options. Each beneficial owner's percentage ownership is determined by assuming that options or warrants that are held by such person (but not those held by any other person) and which are exercisable within 60 days from April 30, 2002 have been exercised. Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them.

(2) Based on a total of 20,792,311 shares issued and outstanding plus, for each person listed, any Common Stock that person has the right to acquire as of April 30, 2002 pursuant to options, warrants, conversion privileges, etc.

(3) Includes (i) 189,835 shares owned by Mr. Ardinger's wife, (ii) 1,096,000 shares of Common Stock reserved for issuance upon the exercise of outstanding warrants at $1.00 per share, (iii) 1,103,448 shares of Common Stock reserved for issuance upon the conversion of $4,000,000 of Series B Convertible Preferred Stock to Common Stock at $3.625 per share, (iv) 3,333,333 shares of Common Stock reserved for issuance upon the conversion of $2,000,000 of Series C Convertible Preferred Stock to Common Stock at $0.60 per share, (v) 11,874 shares issuable at $9.00 per share issued under the 1995 Directors Option Plan, (vi) 4,583 shares issuable at $2.75 per share issued under the 1995 Directors Option Plan and (vii) 2,500 shares issuable at $0.83 per share issued under the 1995 Directors Option Plan.

(4) Includes (i) 226,666 shares of Common Stock reserved for issuance upon the exercise of outstanding warrants at $1.00 per share and (ii) 551,724 shares of Common Stock reserved for issuance upon the conversion of $2,000,000 of Series B Convertible Preferred Stock to Common Stock at $3.625 per share.

(5) Includes (i) 137,499 shares issuable at $7.09 per share upon the exercise of options issued under the 1995 Option Plan, (ii) 18,333 shares issuable at $2.50 per share upon the exercise of options issued under the 1995 Option Plan and (iii) 53,333 shares issuable at $1.09 per share upon the exercise of options issued under the 1995 Option Plan.

(6) Includes (i) 50,000 shares issuable at $5.50 per share upon the exercise of options issued under the 1995 Option Plan, (ii) 3,666 shares issuable at $2.50 per share upon the exercise of options issued under the 1995 Option Plan, and (iii) 26,666 shares issuable at $1.09 per share upon the exercise of options issued under the 1995 Option Plan.

(7) Includes (i) 70,000 shares issuable at $5.95 per share upon the exercise of options issued under the 1995 Option Plan, (ii) 3,666 shares issuable at $2.50 per share upon the exercise of options issued under the 1995 Option Plan, and (iii) 26,666 shares issuable at $1.09 per share upon the exercise of options issued under the 1995 Option Plan.

(8) Includes (i) 80,000 shares issuable at $3.00 per share upon the exercise of options issued under the 1994 Option Plan, (ii) 50,000 shares issuable at $3.00 per share upon the exercise of options issued under the 1995 Option Plan, (iii) 20,000 shares issuable at $4.625 per share upon the exercise of options issued under the 1995 Option Plan,
         (iv) 26,250 shares issuable at $2.0625 upon exercise of options issued under the 1995 Option Plan, (v) 7,500 shares issuable at $5.5005 upon exercise of options issued under the 1995 Option Plan, (vi) 1,833 shares issuable at $2.50 upon exercise of options issued under the 1995 Option Plan, and (vii) 26,666 shares issuable at $1.09 upon exercise of options issued under the 1995 Option Plan.

(9) Includes (i) 100,000 shares of issuable at $4.00 per share upon exercise of options granted under the 1995 Option Plan, (ii) 3,750 shares issuable at $2.0625 upon exercise of options issued under the 1995 Option Plan, (iii) 7,500 shares issuable at $5.5005 upon exercise of options issued under the 1995 Option Plan, (iv) 3,666 shares issuable at $2.50 upon exercise of options issued under the 1995 Option Plan, and (v) 26,666 shares issuable at $1.09 upon exercise of options issued under the 1995 Option Plan.

(10) Includes (i) 12,812 shares issuable at $3.1250 per share upon the exercise of options issued under the 1995 Directors Option Plan, (ii) 7,291 shares issuable at $7.1405 per share upon the exercise of options issued under the 1995 Directors Option Plan, (iii) 4,583 shares issuable at $2.50 per share upon the exercise of options issued under the 1995 Directors Option Plan, (iv) 2,500 shares issuable at $0.76 per share upon the exercise of options issued under the 1995 Directors Option Plan and (v) 34,166 shares issuable at $3.6250 per share upon the exercise of options issued under the 1995 Option Plan.

(11) Includes (i) 9,687 shares issuable at $4.5315 per share upon the exercise of options issued under the 1995 Directors Option Plan, (ii) 4,583 shares issuable at $2.50 per share upon the exercise of options issued under the 1995 Directors Option Plan and (iii) 2,500 shares issuable at $0.76 per share upon the exercise of options issued under the 1995 Directors Option Plan.

ITEM 13. CERTAIN RELATIONSHIP AND RELATED TRANSACTIONS

     In October 1998, ViewCast entered into a working capital line of credit facility for up to $9 million with an entity controlled by one of its principal stockholders, Mr. H.T. Ardinger, who also currently serves as a director, and Chairman of the Board of Directors of ViewCast. The one-year, renewable facility bears interest at 12% per annum and is secured by all assets of ViewCast. The availability of funds under this facility is subject to certain borrowing base limitations based principally on qualifying accounts receivable and inventory. A portion of the proceeds from this facility was used to retire a Texas commercial bank line of credit. As an incentive to advance the line of credit, Mr. Ardinger was issued 200,000 three-year warrants to purchase ViewCast stock at $4.50 per share. The value of the warrants of $1.33 per share, as determined using the Black-Scholes option valuation model, was charged to interest expense over the initial term of the note. On October 17, 2000, ViewCast renewed the working capital facility for one year through and until October 22, 2001 inclusive of a provision for automatic renewal through October 22, 2002. In February 2001, ViewCast amended the facility to increase the credit line commitment from $9.0 million to $12.0 million, extend the maturity date of the agreement to March 15, 2003, and expand the asset base for lending to include certain marketable securities owned by ViewCast. At December 31, 2001, ViewCast had exceeded the borrowing base on its existing line of credit by $1.45 million. The noteholder has agreed to waive through April 30, 2002 the repayment of any outstanding financing that may be in excess of the borrowing base from time to time. During 1999, 2000 and 2001, ViewCast paid interest of $389,943, $289,123 and 500,850, respectively to the partnership.

     In December 1998 through February 1999, ViewCast received $9.45 million in gross proceeds from the sale of 945,000 shares of a newly created Series B convertible preferred stock at $10 per share. Mr. H.T. Ardinger and M. Douglas Adkins, both principal shareholders of ViewCast, purchased $4,000,000 and $2,000,000, respectively of the Series B preferred issue. The Series B preferred stock is convertible into common stock of the Company at a fixed price of $3.625 per share, subject to certain requirements, and carries a dividend of 8% per year payable in cash or common stock of ViewCast, at ViewCast's option.

     During February 2000, ViewCast received $390,000 proceeds from the exercise of 130,000 private warrants by Mr. Ardinger, Chairman of the Board of ViewCast, at an exercise price of $3.00 per share.

     In November 2001, ViewCast received net proceeds of $2,000,000 from the private placement of 200,000 shares of Series C convertible preferred stock at $10 per share with H.T. Ardinger, Jr., a principal shareholder and Chairman of the Board of ViewCast. The Series C preferred stock is convertible into common stock of ViewCast at a fixed price of $0.60 per share, subject to certain requirements, and carries a dividend of 9% per year payable in cash or common stock of ViewCast, at ViewCast's option.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) (1) The following consolidated financial statements required by this item are included in Part II Item 8 of this report:

          Report of Independent Auditors ..............................................     28

          Consolidated Balance Sheets a December 31, 2000 and 2001 ....................     29

          Consolidated Statements of Operations for the years ended
            December 31, 1999, 2000 and 2001 ..........................................     30

          Consolidated Statements of Stockholders' Equity (Deficit) for the
            years ended December 31, 1999, 2000 and 2001 ..............................     31

          Consolidated Statements of Cash Flows for the years ended
            December 31, 1999, 2000 and 2001 ..........................................     34

          Notes to Consolidated Financial Statements ..................................     35

          (2) The following financial statement schedule is filed as a part of this report under Schedule II on page 68: Valuation and Qualifying Accounts for the three years ended December 31, 2001. All other schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements and notes thereto in Item 8 above.

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

3(e)         Certificate of Designations of Series C Convertible Preferred Stock
             (7)

4(a)         Form of Common Stock Certificate (1)

4(b)         Form of Warrant Certificate (1)

4(c)         Form of Warrant Agreement between ViewCast and Continental Stock
             Transfer & Trust Company (1)

4(d)         Form of Representative's Warrant Agreement (1)

4(e)         Form of Trust Indenture - $5,000,000 8% Senior Convertible Notes
             Due 2002 (2)

4(f)         Form of Lead Managers Warrant Agreement (2)

5(a) Form of Opinion of Thacher Proffit Wood as to the legality of securities being registered. (6)

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

10(dd)       Sublease Agreement between ViewCast and Host Communications, Inc.
             (7)

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

(2)      Incorporated by reference to Form 10-KSB/A filed April 15, 1998.

(3)      Incorporated by reference to Form 10-QSB filed November 13, 1998

(4)      Incorporated by reference to Form 8-K filed March 15, 1999.

(5)      Incorporated by reference to Form 10-KSB filed March 26, 1999.

(6)      Incorporated by reference to Form S-3 filed May 6, 1999.

(7)      Incorporated by reference to Form 10-K filed April 16, 2002.


(b)  Reports on Form 8-K

         On November 14, 2001, the Company filed a Form 8-K describing the receipt of $2.0 million gross proceeds from the sale of 200,000 shares of Series C Convertible Preferred Stock at $10 per share.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                       VIEWCAST.COM, INC. AND SUBSIDIARIES

                  COL. A                             COL. B                   COL. C                 COL. D            COL. E
                -----------                       ------------    ------------------------------  ------------      -------------
                                                                            Additions
                                                                  ------------------------------
                                                   Balance at      Charged to       Charged to
                                                  Beginning of     Costs and     Other Accounts-   Deductions-        Balance at
                Description                          Period         Expenses         Describe       Describe        End of Period
                -----------                       ------------    ------------   ---------------  ------------      -------------

YEAR ENDED DECEMBER 31, 2001
  Reserves and allowances deducted from asset
   accounts:
        Allowance for uncollectible accounts      $    177,000    $     26,000    $         --    $     66,000(1)    $    137,000
        Reserves for slow-moving, damaged
          or obsolete inventory                   $    283,751    $    215,560    $         --    $     29,744(2)    $    469,567

YEAR ENDED DECEMBER 31, 2000
  Reserves and allowances deducted from asset
   accounts:
        Allowance for uncollectible accounts      $    117,000    $     87,000    $         --    $     27,000(1)    $    177,000
        Reserves for slow-moving, damaged
          or obsolete inventory                   $    346,153    $     60,410    $         --    $    122,812(2)    $    283,751

YEAR ENDED DECEMBER 31, 1999
  Reserves and allowances deducted from asset
   accounts:
        Allowance for uncollectible accounts      $    823,000    $    146,000    $         --    $    852,000(1)    $    117,000
        Reserves for slow-moving, damaged
          or obsolete inventory                   $    199,255    $    205,000    $         --    $     58,102(2)    $    346,153

(1) Uncollectible accounts written off, net of recoveries.

(2) Inventory written off, net of recoveries.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     Date                ViewCast.com, Inc.

    April 30, 2002            By: /s/ Laurie L. Latham
                                  ----------------------------------------------
                                  Laurie L. Latham
                                    Chief Financial Officer and Senior Vice
                                    President of Finance and Administration


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


     Date                ViewCast.Com, Inc.


   April  30, 2002            By: /s/ H.T. Ardinger, Jr.
                                  ----------------------------------------------
                                  H.T. Ardinger, Jr.
                                  Director and Chairman of the Board


   April 30, 2002             By: /s/ George C. Platt
                                  ----------------------------------------------
                                  George C. Platt
                                  Director, President and Chief Executive
                                  Officer


   April 30, 2002             By: /s/ Laurie L. Latham
                                  ----------------------------------------------
                                  Laurie L. Latham
                                  Chief Financial Officer and Senior Vice
                                  President of Finance and Administration

   April 30, 2002             By: /s/ Joseph W. Autem
                                  ----------------------------------------------
                                  Joseph W. Autem
                                  Director


   April 30, 2002             By: /s/ David A. Dean
                                  ----------------------------------------------
                                  David A. Dean
                                  Director

               EXHIBIT INDEX FOR DOCUMENTS FILED WITH THIS REPORT

EXHIBIT
NUMBER         DESCRIPTION
-------        -----------

  23           Consent of Ernst & Young LLP