Form 10-Q
period 2002-03-31
VIEWCAST COM INC
filed 2002-05-20
CIK 921313

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

         (Mark One)
         [X]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2002
                                                 --------------

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


               17300 DALLAS PARKWAY, SUITE 2000, DALLAS, TX 75248
               --------------------------------------------------
                    (Address of principal executive offices)

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

As of May 15, 2002, 20,792,311 shares of the Registrant's common stock were outstanding.

                       VIEWCAST.COM, INC. AND SUBSIDIARIES
                               INDEX TO FORM 10-Q

PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements

    Consolidated Balance Sheets at December 31, 2001 and
     March 31, 2002 (Unaudited) ................................................3
    Consolidated Statements of Operations for the Three Months
       ended March 31, 2001 and 2002 (Unaudited) ...............................4
    Consolidated Statement of Stockholders' Equity for the
        Three Months ended March 31, 2002 (Unaudited)...........................5
    Consolidated Statements of Cash Flows for the Three Months
       ended March 31, 2001 and 2002 (Unaudited)................................6
    Notes to Consolidated Financial Statements..................................7
  Item 2.  Management's Discussion and Analysis of Financial Condition
    and Results of Operations..................................................11

PART II.  OTHER INFORMATION....................................................16

SIGNATURES.....................................................................17

                      VIEWCAST.COM, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                       DECEMBER 31,     MARCH 31,
                                                                          2001            2002
                                                                       ------------    ------------
                                                                                       (UNAUDITED)
                            ASSETS
Current assets:
  Cash and cash equivalents                                            $    851,464    $    222,805
  Available-for-sale securities                                           2,417,457       2,394,651
  Accounts receivable, less allowance for  doubtful accounts of $137,000 and $157,000 at December 31, 2001 and
    March 31, 2002, respectively                                          1,100,867         832,781
  Inventory, net                                                          2,675,088       2,349,533
  Prepaid expenses                                                          150,643         192,617
                                                                       ------------    ------------
          Total current assets                                            7,195,519       5,992,387

Property and equipment, net                                               1,069,966         889,582
Software development costs, net                                             397,227         351,094
Deferred charges                                                            162,237         144,855
Deposits                                                                     46,586          75,171
                                                                       ------------    ------------

          Total assets                                                 $  8,871,535    $  7,453,089
                                                                       ============    ============

             LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                     $    469,817    $    749,573
  Accrued compensation                                                      345,128         302,600
  Deferred revenue                                                          301,027         272,621
  Other accrued liabilities                                                 660,481         895,853
  Shareholder line of credit                                              6,347,223       6,595,831
                                                                       ------------    ------------
          Total current liabilities                                       8,123,676       8,816,478

Long-term debt                                                              950,000         950,000

Commitments

Stockholders' equity:
  Convertible preferred stock, $.0001 par value:
    Authorized shares - 5,000,000
      Series B - issued and outstanding shares - 945,000 and 800,000
          at December 31, 2001 and March 31, 2002, respectively                  95              80
      Series C - issued and outstanding shares - 200,000
          at December 31, 2001 and March 31, 2002, respectively                  20              20
  Common stock, $.0001 par value:
    Authorized shares - 40,000,000
    Issued and outstanding shares -  18,347,869 and 20,764,535
      at December 31, 2001 and March 31, 2002, respectively                   1,835           2,077
  Additional paid-in capital                                             55,667,260      55,667,353
  Unrealized gain on securities reported at fair value
      and accumulated other comprehensive income                            524,812         497,572
  Accumulated deficit                                                   (56,384,257)    (58,468,585)
  Treasury stock,  261,497 shares at December 31, 2001 and
      March 31, 2002, respectively                                          (11,906)        (11,906)
                                                                       ------------    ------------
          Total stockholders' equity                                       (202,141)     (2,313,389)
                                                                       ------------    ------------

          Total liabilities and stockholders' equity                   $  8,871,535    $  7,453,089
                                                                       ============    ============

                             See accompanying notes.
                                        3

                       VIEWCAST.COM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                 FOR THE THREE MONTHS ENDED
                                                        MARCH 31,
                                                ----------------------------
                                                    2001            2002
                                                ------------    ------------
NET SALES                                       $  2,349,764    $  1,623,114

Cost of goods sold (exclusive of depreciation
  and amortization shown separately below)         1,031,029         802,995
                                                ------------    ------------

Gross profit                                       1,318,735         820,119

Operating expenses:
  Selling, general and administrative              2,325,758       1,388,823
  Research and development                         1,169,990         876,617
  Depreciation and amortization                      228,199         226,237
                                                ------------    ------------
      Total operating expenses                     3,723,947       2,491,677
                                                ------------    ------------

OPERATING LOSS                                    (2,405,212)     (1,671,558)

Other income (expense):
  Other Income                                            --           4,186
  Dividend and interest income                        26,804           1,719
  Interest expense                                  (105,611)       (221,568)
                                                ------------    ------------
      Total other income (expense)                   (78,807)       (215,663)
                                                ------------    ------------

NET LOSS                                        $ (2,484,019)   $ (1,887,221)
                                                ============    ============

NET LOSS PER SHARE: BASIC AND DILUTED           $      (0.16)   $      (0.11)
                                                ============    ============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
   OUTSTANDING                                    16,878,971      18,891,927
                                                ============    ============

                             See accompanying notes.
                                        4

                       VIEWCAST.COM, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE THREE MONTHS ENDED MARCH 31, 2002 (UNAUDITED)

                                              SERIES B                      SERIES C
                                            CONVERTIBLE                    CONVERTIBLE
                                          PREFERRED STOCK                 PREFERRED STOCK               COMMON STOCK
                                      SHARES        PAR VALUE        SHARES        PAR VALUE        SHARES       PAR VALUE
                                   ------------    ------------    ------------   ------------   ------------   ------------
BALANCE, DECEMBER 31, 2001              945,000    $         95         200,000   $         20     18,347,869   $      1,835

  Conversion of Series B
     convertible preferred stock
     to common stock                   (145,000)            (15)             --             --      2,416,666            242

  Value of options issued for
      consulting services                    --              --              --             --             --             --

  Convertible preferred stock
     dividends - Series B                    --              --              --             --             --             --

  Convertible preferred stock
     dividends - Series C                    --              --              --             --             --             --

  Unrealized gain on securities
     reported at fair value                  --              --              --             --             --             --
  Foreign currency translation
     adjustment                              --              --              --             --             --             --
  Net loss                                   --              --              --             --             --             --

          Comprehensive loss

                                   ------------    ------------    ------------   ------------   ------------   ------------
BALANCE, MARCH 31, 2002                 800,000    $         80         200,000   $         20     20,764,535   $      2,077
                                   ============    ============    ============   ============   ============   ============

                                                     ACCUMULATED
                                    ADDITIONAL          OTHER                                             TOTAL
                                      PAID-IN       COMPREHENSIVE     ACCUMULATED      TREASURY       STOCKHOLDERS'
                                      CAPITAL       INCOME (LOSS)        DEFICIT         STOCK        EQUITY (DEFICIT)
                                    ------------    --------------    ------------    ------------    --------------
BALANCE, DECEMBER 31, 2001          $ 55,667,260    $      524,812    $(56,384,257)   $    (11,906)   $     (202,141)

  Conversion of Series B
     convertible preferred stock
     to common stock                        (227)               --              --              --                --

  Value of options issued for
      consulting services                    320                --              --              --               320

  Convertible preferred stock
     dividends - Series B                     --                --        (152,723)             --          (152,723)

  Convertible preferred stock
     dividends - Series C                     --                --         (44,384)             --           (44,384)

  Unrealized loss on securities
     reported at fair value                   --           (22,806)             --              --           (22,806)
  Foreign currency translation
     adjustment                               --            (4,434)             --              --            (4,434)
  Net loss                                    --                --      (1,887,221)             --        (1,887,221)
                                                                                                      --------------
          Comprehensive loss                                                                              (1,914,461)

                                    ------------    --------------    ------------    ------------    --------------
BALANCE,  MARCH 31, 2002            $ 55,667,353    $      497,572    $(58,468,585)   $    (11,906)   $   (2,313,389)
                                    ============    ==============    ============    ============    ==============



                             See accompanying notes.
                                        5

                       VIEWCAST.COM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                     FOR THE THREE MONTHS ENDED
                                                                             MARCH 31,
                                                                     --------------------------
                                                                        2001           2002
                                                                     -----------    -----------
OPERATING ACTIVITIES:

  Net loss                                                           $(2,484,019)   $(1,887,221)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depreciation of fixed assets                                       181,475        180,103
      Amortization of software development costs                          46,725         46,134
      Non-cash charges to interest expense                                17,383         17,382
      Non-cash gain on disposition of property and equipment                  --         (3,190)
      Non-cash consulting fees exchanged for options                       5,087            320
      Changes in operating assets and liabilities:
        Accounts receivable                                               66,630        268,086
        Inventory                                                       (714,789)       325,555
        Prepaid expenses                                                 (17,121)       (41,974)
        Deposits                                                           1,400        (28,585)
        Accounts payable                                                 191,339        279,756
        Accrued compensation                                             (17,954)       (42,528)
        Deferred revenue                                                (109,708)       (28,406)
        Other accrued liabilities                                       (313,533)        38,265
                                                                     -----------    -----------
               Net cash used in operating activities                  (3,147,085)      (876,303)
                                                                     -----------    -----------

INVESTING ACTIVITIES:
  Purchase of property and equipment                                    (181,898)        (4,532)
  Proceeds on sale of property and equipment                                  --          8,002
  Software development costs                                             (38,653)            --
                                                                     -----------    -----------
               Net cash (used in) provided by investing activities      (220,551)         3,470
                                                                     -----------    -----------

FINANCING ACTIVITIES:
  Proceeds from shareholder line of credit                             1,000,000        248,608
  Net proceeds for the sale of common stock                               66,774             --
  Foreign currency translation adjustment                                (13,810)        (4,434)
                                                                     -----------    -----------
               Net cash provided by financing activities               1,052,964        244,174
                                                                     -----------    -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                             (2,314,672)      (628,659)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                         3,898,176        851,464
                                                                     -----------    -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                             $ 1,583,504    $   222,805
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

     The financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001, as amended, filed with the Securities and Exchange Commission.

     The Company utilizes significant capital to design, develop and commercialize its products. During 2002, the Company expects to fund sales growth and related operational activities by utilizing its working capital line of credit, cash contributed from operations, and proceeds from sales of its available-for-sale securities to the extent possible. At March 31, 2002, the Company had exceeded its line-of-credit borrowing base by $2.3 million and had utilized $6.6 million of the credit facility. The noteholder has agreed to waive through July 31, 2002 the repayment of any outstanding financing that may be in excess of the borrowing base from time to time. Effective May 6, 2002, the Company entered into an exchange agreement with noteholder to exchange all of its available-for-sale securities for a $2.9 million principal reduction in its line-of-credit (See Note 8). The Company anticipates that additional financing will be needed during 2002 in order to meet its working capital requirements and has had preliminary discussions with potential sources of financing, and may seek additional financing to provide additional working capital in the future. Such financing may include the issuance of convertible preferred stock or other equity securities, conversion of debt to equity securities, exercise of warrants, divestiture of business segments, or any combination thereof. The Company has retained an investment-banking firm to assist in market and strategic alternatives, including divestitures and acquisitions. The can be no assurance that any additional financing will be available to the Company on acceptable terms, or at all. Additional equity financing may involve substantial dilution to the Company's then existing stockholders. In the event the Company is unable to raise additional capital, it may be required to curtail its activities. Such actions could result in charges that could be material to the Company's results of operations or financial position.

2.  INVENTORY

     Inventory consists of the following:

                                                     DECEMBER 31,   MARCH 31,
                                                       2002           2002
                                                     -----------    -----------
                                                                    (UNAUDITED)
           Purchased materials                       $   749,182    $   737,185
           Finished goods                              2,395,473      2,114,182
                                                     -----------    -----------
                   Total                               3,144,655      2,851,367
           Less reserves for obsolete, slow
            moving and damaged inventory                (469,567)      (501,834)
                                                     -----------    -----------
                   Net Inventory                     $ 2,675,088      2,349,533
                                                     ===========    ===========

                       VIEWCAST.COM, INC. AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

3.  SHORT-TERM DEBT

     During the first quarter of 2002, the Company borrowed an additional $248,608 pursuant to the terms of its existing line of credit financing arrangement with an entity controlled by a principal shareholder and the Chairman of the Board of the Company. In February 2001, the Company amended the facility to increase the credit line commitment from $9.0 million to $12.0 million, extend the maturity date of the agreement to March 15, 2003 and expand the asset base for lending to include certain marketable securities owned by the Company. The line of credit facility bears interest at 12% per annum and is secured by all assets of the Company. The availability of funds under the facility is subject to certain borrowing base limitations based principally on qualifying accounts receivable, inventory and marketable securities owned by the Company. At March 31, 2002, the outstanding balance of the note was $6.6 million. The noteholder has agreed to waive through July 31, 2002 the repayment of any outstanding financing that may be in excess of the monthly borrowing base. At March 31, 2002, the Company exceeded its borrowing base on the note by $2.3 million.

4.  SHAREHOLDERS' EQUITY - COMMON STOCK

     Pursuant to Section 8(b) of the Certificate of Designations of Series B Convertible Preferred Stock, the Company was required to temporarily lower the Series B Conversion Price from $3.625 per share to $0.60 per share for a period of ninety (90) days in conjunction with the issuance of Series C Convertible Preferred Stock in November of 2001. Notice was given to Preferred B Stockholders on December 7, 2001 and the temporary Conversion Price Reduction expired at 5:00 p.m. on March 7, 2002. In March 2002, holders of $1,450,000 of Series B Convertible Preferred Stock converted their Series B shares into 2,416,666 shares of common stock at $0.60 per share.

     In January 2002, the Company extended the expiration date of its outstanding public and public equivalent common stock purchase warrants to February 3, 2005 from February 3, 2002. Additionally, effective March 1, 2002, the Company decreased the effective exercise price per share of common stock from $4.19 to $1.00, which was above the market price at that date. The warrants are redeemable by the Company under certain conditions and as of March 31, 2002 there were 3,799,680 public and public equivalent warrants outstanding. The reduction of the exercise price and the extension of the expiration date also apply to the issuance of up to 122,500 public warrants upon exercise of certain representative warrants.

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

                       VIEWCAST.COM, INC. AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

     Loss per share calculations for the three months ended March 31, 2001 and 2002 are as follows:

                                                    THREE MONTHS ENDED
                                                        MARCH 31,
                                              ----------------------------
                                                   2001            2002
                                              ------------    ------------
Net loss                                      $ (2,484,019)   $ (1,887,221)

Preferred dividends and accretion of
  issue costs                                     (250,239)       (260,935)
                                              ------------    ------------

Net loss applicable to common shareholders    $ (2,734,258)   $ (2,148,156)
                                              ============    ============

Weighted average number of common shares
   outstanding                                  16,878,971      18,891,927
                                              ============    ============

Loss per share as reported in the financial
  statements: basic and diluted               $      (0.16)   $      (0.11)
                                              ============    ============

6.  COMPREHENSIVE INCOME

     The Company translates assets and liabilities of its foreign operations, whose functional currency is the local currency, at quarter-end exchange rates. Revenues and expenses are translated at the average rates of exchange prevailing during the quarter. Adjustments resulting from translating the financial statements of foreign operations are accumulated in other comprehensive income, which is reflected as a separate component of stockholders' equity. Additionally, the Company classifies equity securities it owns that are free of trading restrictions or to become free of trading restrictions within one year as "available for sale". Available for sale securities are carried at fair value based on quoted market prices and unrealized gains and losses are accumulated in other comprehensive income, which is a separate component of stockholders' equity. If a market value adjustment results in a loss of value due to an other-than-temporary impairment, a loss will be transferred from accumulated other comprehensive income and charged to other income in the consolidated statement of operations. Available for sale securities is comprised exclusively of shares of DynTek, Inc. ("DYTK"), formerly TekInsight.com, Inc, common stock acquired through a strategic business alliance in September of 1998. The quoted market price of TEKS shares at December 31, 2001, March 31, 2002 and April 30, 2002 was $2.12, $2.10, and $2.01, respectively.

     Components of other comprehensive income (loss) for the three months ended March 31, 2001 and 2002 are as follows:

                                                     FOR THE THREE MONTHS ENDED
                                                              MARCH 31,
                                                    ----------------------------
                                                        2001            2002
                                                    ------------    ------------
Unrealized gain (loss) on
  available-for-sale securities                     $    551,938    $    (22,806)
Foreign currency translation adjustment                  (13,810)         (4,434)
                                                    ------------    ------------
     Other elements of
        comprehensive income (loss)                 $    538,128    $    (27,240)
                                                    ============    ============

                       VIEWCAST.COM, INC. AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

7.  NEW ACCOUNTING STANDARDS.

     Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 no longer permits the amortization of goodwill and indefinite-lived intangible assets. Instead, these assets must be tested for impairment at least annually in accordance with the provisions of the Statement. The adoption of this Statement had no impact on the Company's consolidated results of operations, financial position or cash flows.

     Effective January 1, 2002, the Company adopted SFAS No. 144, Impairment or Disposal of Long-lived Assets. SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions relating to the disposal of a segment of a business of Accounting Principles Board Opinion No.
30. The adoption of this Statement had no impact on the Company's consolidated results of operations, financial position or cash flows.

     In September 2001, the FASB Emerging Issues Task Force ("EITF"), issued EITF Issue No. 01-09, Accounting for Consideration Given by Vendor to a Customer or a Reseller of the Vendor's Products, which is a codification of EITF Issues No. 00-25, Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products. The Company adopted EITF Issue No. 01-09 on January 1, 2002 and adoption of the standard had no impact on the Company's consolidated results of operations, financial position or cash flows.

8.  SUBSEQUENT EVENTS AND RELATED PARTY TRANSACTIONS

     Effective May 6, 2002, the Company exchanged its available-for-sale securities comprised exclusively of 1,140,310 shares of DynTek, Inc. ("DYTK") common stock for a $2,910,641 principal reduction in its line of credit note balance with an entity controlled by a principal shareholder and the Chairman of the Board of the Company. The price per share of DYTK stock of $2.553 was determined by negotiations between the parties and represented a premium to the fair market trading value of DYTK shares on May 6, 2002 of $2.00. The exchange agreement also provides that the Company will share in 50% of any gains realized on the stock above $4.50 per share through February 14, 2003 net of expenses.

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

     Our customers acquire ViewCast's video products and services to communicate over a variety of networks for security, education, training, marketing and sales, customer service, broadcasting, videoconferencing, financial trading, and to reduce travel and other costs while increasing productivity. Corporations, media organizations, financial institutions, educational networks, healthcare facilities, and government agencies utilize our products and services, as do their customers, vendors and others with whom they may communicate. Our technologies enable users to encode and archive video content, broadcast video over networks, deliver video from web sites, provide interactive video communication (video conferencing), and distribute video within a network. We operate in one business segment and market and support our products and services either directly or through arrangements with leading OEMs, system integrators, resellers and application developers worldwide.

     Some of the statements in this Report on Form 10-Q under "Management's Discussion and Analysis of Financial Conditions and Results Of Operations" and elsewhere in the Report constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include statements regarding ViewCast's expectations, beliefs, hopes, intentions or strategies regarding the future. These statements involve known and unknown risks, uncertainties, and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, product demand and market acceptance risks, the impact of competitive products and pricing, product development, commercialization and technological difficulties, capacity and supply constraints or difficulties, general business and economic conditions, the availability of sufficient working capital, the ability to service our debt, continued significant losses, the effect of our accounting polices and other risks detailed in the Annual Report on Form 10-K for the year ended December 31, 2001, as amended, the Registration Statements on Form S-3 filed on April 26, 2000 and June 30, 2000 and other filings with the Securities and Exchange Commission.

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

RESULTS OF OPERATIONS

     QUARTER ENDED MARCH 31, 2002 COMPARED TO QUARTER ENDED MARCH 31, 2001.

     NET SALES. Net sales for the quarter ended March 31, 2002 decreased 30.9% to $1,623,114 from $2,349,764 reported during the same period last year reflecting depressed economic conditions in the United States that slowed demand for information technology spending affecting sales of all our products.

     OSPREY PRODUCT SALES. During the first quarter of 2002, sales of Osprey codecs and video capture cards decreased 26.9% over 2001 levels and represented 87.0% of quarterly revenues compared to 82.2% of revenues in the first quarter of 2001. ViewCast experienced a 51.9% and 17.6% decline in U.S and European channel sales, respectively, while channel sales in the Pacific Rim increased 48.3% compared to the first quarter of 2001.

     In January 2002, ViewCast opened its new e-commerce site featuring the Osprey streaming/capture cards as well as, Osprey SimulStream and Niagara SCX software products. In addition to the new e-commerce offerings, the site offers a full range of online order processing and tracking services, technical support content and easy access to product drivers and upgrades. We believe the e-commerce site will serve as a complement to our distribution strategy and make it easier for our customers to purchase our products. The utilization of e-commerce will allow single unit purchases to be made quickly and easily, therefore providing the resellers more time to deliver the personalized support necessary for volume purchases. During the first quarter of 2002, e-commerce sales totaled $88,000 and represented 6.2% of Osprey product sales.

     In April 2002, ViewCast introduced its new Osprey-540 professional digital and analog capture card designed specifically for streaming medial applications. Building on the established quality and reliability of the Osprey-500 series, the Osprey-540 further expands streaming content creation into the professional media market and offers an array of inputs, outputs and advanced features that allow streaming to seamlessly integrate with professional media equipment. The Osprey-540 directly addresses the needs of professional broadcast facilities, Fortune 1000 enterprises, entertainment studios and post- production houses. With new product enhancements, the addition of our e-commerce strategy, and as the economy recovers, we expect a rebound in subsystem product sales during the balance of 2002.

     VIEWPOINT VBX(TM) VIDEO DISTRIBUTION SYSTEM AND NIAGARA(R) STREAMING/ENCODING SYSTEMS. During the quarter ended March 31, 2002, combined systems sales totaled $171,153 and represented 10.5% of quarterly revenues compared to $347,414 and 14.8% of total revenues during the first quarter of 2001. While ViewCast's Niagara systems sales have increased compared to 2001 first quarter revenues, Viewpoint VBX sales have declined and have been most affected by the economic slowdown and the postponement of information technology spending, especially in the financial services sector.

     In September 2001, ViewCast announced the sales of VBX video distribution and conferencing systems to HSBC Bank USA through its reseller Delta Computer Group for video distribution capabilities in HSBC's New York and New Jersey locations, as well as connectivity to VBX systems in Europe and Hong Kong. In December 2001, ViewCast sold VBX equipment to Siemens Information and Communications Group who was chosen to supply a division of The Standard Bank of South Africa a fully integrated trading solution incorporating their HiPath Product suite. ViewCast expects improved VBX System revenues from expansion and follow-on business with regard to these two financial services opportunities during the second quarter of 2002.

                       VIEWCAST.COM, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (CONTINUED)

     OTHER REVENUES. Other revenues consisting of software maintenance, training, engineering consulting fees and professional services amounted to $40,059 for the quarter ended March 31, 2001 and represented 2.5% of quarterly revenues compared to 3.0% of total revenues during the first quarter of 2001.

     COST OF GOODS SOLD/GROSS MARGINS. Cost of goods sold decreased $228,034 to $802,995 during the quarter ended March 31, 2002 compared to the same period in 2001, primarily due to the decrease in net sales described above. Gross profit margin for the quarter ended March 31, 2002 was 50.5%, representing a decline from the 56.1% margin reflected in the same period in 2001. The decline in gross margin in the first quarter of 2002 is attributed to additional labor and component charges to cost of goods sold during January and February of 2002 to implement new engineering changes to optimize current inventory mix and to meet demand for certain of its subsystem products. We anticipate that margins will remain in the 50% - 56% range during the balance of 2002 and will be affected quarter to quarter by promotional activities, price adjustments, the introduction of new products and the relative sales mix between system vs. subsystem products in any one reporting period.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expenses decreased from $2,325,758 in the first quarter of 2001 to $1,388,823 in the first quarter of 2002. The decrease reflects workforce reductions and reorganization efforts which began in May 2001 through March 2002 to trim operating expenses in all product groups. Sales and sales support expenses decreased 57.1% over last year while finance and administrative, customer support and marketing expenses decreased 18.7%, 25.5%, and 33.0%, respectively compared to a year ago.

     RESEARCH AND DEVELOPMENT EXPENSE. Research and development expense during the current quarter decreased approximately 25.1% compared to the first quarter of 2001 reflecting a decrease in personnel due to restructuring. In addition, ViewCast incurred significant prototype development and certification expenses associated with new product offerings in the first quarter of 2001 with no comparable expense in the first quarter of 2002.

     OTHER INCOME (EXPENSE). Total other expense for the three months ended March 31, 2002 totaled $215,663, an increase of 173.7% over the prior year period reflecting additional interest expense associated with increased line-of-credit borrowings and reduction of interest income earned on our cash and cash equivalents during current period.

     NET LOSS. Net loss for the quarter ended March 31, 2002 improved $596,798, or 24.0%, over the $2,484,019 loss reported in the first quarter of 2001 reflecting significantly reduced operating expenses due to ViewCast's restructuring efforts offset in part by increased interest expense, reduced sales and gross margin.

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

     Net cash used in operating activities for the three months ended March 31, 2002 totaled $876,303 due primarily to the reported net loss of $1,887,221, offset by net non-cash operating expenses of $240,749 and changes in operating assets and liabilities of $770,169, principally due to decreases in accounts receivable and inventories and increases in accounts payable.

                       VIEWCAST.COM, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (CONTINUED)

     During the quarter ended March 31, 2002, ViewCast's financing activities generated cash of $244,174 principally from short-term borrowings, under the terms of its asset-based lending line of credit.

     ViewCast classifies its equity securities that are free of trading restrictions, or to become free of trading restrictions within one year, as "available-for-sale". Available-for-sale securities is comprised solely of DynTek, Inc. ("DYTK") shares acquired in a strategic business alliance in 1998. Because all of the DYTK shares held by ViewCast are available for trading under Rule 144 of the Securities and Exchange Commission, the shares are presented at their fair market valued in the consolidated balance sheets as of December 31, 2001 and March 31, 2002. The quoted market price of DYTK shares at December 31, 2001, March 31, 2002 and April 30, 2002 was $2.12, $2.10 and $2.01,
respectively.

     In January 2002, ViewCast extended the expiration date of its outstanding public and public equivalent common stock purchase warrants to February 3, 2005 from February 3, 2002. Additionally, effective March 1, 2002, ViewCast decreased the effective exercise price per share of common stock of the warrants from $4.19 to $1.00. The warrants are redeemable by ViewCast under certain conditions. As of March 31, 2002, there were 3,799,680 public and public equivalent warrants outstanding. The exercise price reduction and extension of the expiration date also applies to the issuance of up to 122,500 public warrants upon exercise of certain representative warrants.

     Pursuant to Section 8(b) of the Certificate of Designations of Series B Convertible Preferred Stock, ViewCast was required to temporarily lower the Series B conversion price from $3.625 per share to $0.60 per share for a period of ninety (90) days in conjunction with the issuance of Series C Convertible Preferred Stock in November 2001. In March 2002, holders of $1,450,000 of Series B Convertible Preferred Stock converted their Series B shares into 2,416,666 shares of common stock at $0.60 per share.

     At March 31, 2002, ViewCast had a working capital deficit of $2,824,091 and cash, cash equivalents and available-for sale securities of $2,617,456. ViewCast has experienced an overall sales decrease of 30.9% during the first quarter of 2002 compared to 2001 levels and, while wary of current economic conditions, anticipates that revenues will rebound during the balance of 2002 with the introduction of new products, business relationships and if economic conditions improve. ViewCast plans to improve its working capital position by increasing sales and lower operating expenses, by acquisitions and/or divestitures of its business segments, by exercise of warrants and, as necessary, by additional equity financing. ViewCast also anticipates that losses will continue in 2002 at a lower level than 2001, and until such time as total profit margins from the sales of its products exceed its total development, selling, administrative and financing costs. ViewCast will continue to monitor and restructure its workforce and decrease operating expenses. In May 2001 through March 31, 2002, ViewCast reorganized its operations, reduced its workforce by 31 individuals and trimmed other related operating expenses. As a direct result of these measures, total general and administrative expenses decreased $1.2 million, or 33.1%, during the first quarter of 2002 compared to the first quarter of 2001, and while overall sales have declined, net loss for the current quarter improved 24% over 2001 levels. ViewCast will remain vigilant and proactive in managing its operating expenses.

     In October 1998, ViewCast entered into a working capital line of credit financing arrangement with an entity controlled by one of its principal stockholders, who is currently Chairman of the Board. In February 2001, ViewCast amended the facility to increase the credit line commitment from $9.0 million to $12.0 million, extend the maturity date of the agreement to March 15, 2003, and expand the asset base for lending to include DYTK shares owned by ViewCast. The availability of funds under this facility is subject to certain borrowing base limitations based principally on outstanding accounts receivable, inventory and market value of DYTK shares. At March 31, 2002, ViewCast had exceeded its borrowing base by $2.3 million and had utilized $6.6 million of the line-of-credit facility. The noteholder has agreed to waive through July 31, 2002 the repayment of any outstanding financing that may be in excess of the borrowing base from time to time. Effective May 6, 2002, ViewCast exchanged all its available-for-sale securities comprised exclusively of 1,140,310 shares of DYTK common stock for a $2,910,641 principal reduction in

                       VIEWCAST.COM, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (CONTINUED)

its line-of-credit note balance. The price per share of DYTK stock of $2.553 was determined by negotiations between the parties and represented a premium to the fair market trading value of DYTK shares on May 6, 2002 of $2.00. The exchange agreement also provides that ViewCast will share in 50% of any gains realized on the stock above $4.50 per share through February 14, 2003 net of expenses. The facility will continue to be utilized for working capital by ViewCast to the extent possible depending on future levels of accounts receivable and inventory. During the first quarter of 2002, ViewCast borrowed an additional $248,608 under the terms of the line of credit financing arrangement.

     ViewCast utilizes significant capital to design, develop and commercialize its products and intends to fund its 2002 operating activities and sales growth by utilizing its available working capital line of credit and cash contributed from operations to the extent possible. ViewCast anticipates it will require additional equity financing in the during 2002 for working capital to develop and introduce new products and services, to enhance existing product offerings, to address unanticipated competitive threats, technical problems, and for adverse economic conditions. Although ViewCast has no firm arrangements with respect to additional financing, it is currently considering several proposals by potential investors relating to the issuance of convertible preferred stock or other equity in exchange for a cash investment in ViewCast. ViewCast has retained an investment-banking firm to assist in market and strategic alternatives, including divestitures and acquisitions. There can be no assurance that any such additional financing will be available to ViewCast on acceptable terms, or at all. Additional equity financing may involve substantial dilution to our then existing stockholders. In response to the economic slowdown and to enhance financial performance and increase revenue, ViewCast intends to actively pursue other alternatives, including strategic merger and acquisition activities. In the event we are unable to raise additional capital or execute other alternatives, we may be required to sell segments of the business, or substantially reduce or curtail our activities. Such actions could result in charges that could be material to the ViewCast's results of operations or financial position.

     At March 31, 2002, ViewCast had no material commitments for capital expenditures.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     In management's opinion, there has been no material change in market risk since disclosed in Item 7A of ViewCast's Annual Report on Form 10-K, as amended, for the year ended December 31, 2001

                       VIEWCAST.COM, INC. AND SUBSIDIARIES
                                OTHER INFORMATION

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

         Item 3.  Defaults Upon Senior Securities
                  (Not Applicable)

         Item 4.  Submission of Matters to a Vote of Security Holders
                  (None)

         Item 5.  Other Information
                  (None)

         Item 6.  Exhibits and Reports on Form 8-K
                  (a) Exhibits filed with this report:

                      (See Exhibit Index)


                  (b) Reports on Form 8-K

                      o On January 23, 2002, the Company filed a Form 8-K describing the extension of the expiration date and lowering of the exercise price of the Company's public and public equivalent common stock purchase warrants.

                      o On February 22, 2002, the Company filed a Form 8-K describing the resignation of David C. Tucker as Director of the Company.

                      o On February 27, 2002, the Company filed a Form 8-K describing the notification from NASDAQ indicating that the Company did not meet the minimum net tangible asset or minimum stockholders' equity requirements for continued listing and that the Company was subject to delisting from the NASDAQ SmallCap Market.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   ViewCast.com, Inc.
                                                   (Registrant)

                                                   BY:

Date: May 20, 2002                                 /s/ Laurie L. Latham
                                                   -----------------------------
                                                   Laurie L. Latham
                                                   Chief Financial Officer
                                                   Principal Financial Officer

                                  EXHIBIT INDEX

      Exhibit
      Number
      -------
      10(ee)      Letter Agreement dated May 6, 2002 between ViewCast
                  and the Ardinger Family Partnership, Ltd. to exchange
                  available-for-sale securities for a principal reduction in asset based lending line-of-credit.