Form 10-Q
period 2002-06-30
VIEWCAST COM INC
filed 2002-08-14
CIK 921313

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
         (Mark One)
         [X]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934
                      For the quarterly period ended June 30, 2002

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

As of August 14, 2002, 20,792,311 shares of the Registrant's common stock were outstanding.

                       VIEWCAST.COM, INC. AND SUBSIDIARIES
                               INDEX TO FORM 10-Q

PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements
    Consolidated Balance Sheets at December 31, 2001 and
       June 30, 2002 (Unaudited)...........................................................................3
    Consolidated Statements of Operations for the Three and Six Months
       ended June 30, 2001 and 2002 (Unaudited)............................................................4
    Consolidated Statements of Stockholders' Equity (Deficit) for the
       Six Months ended June 30, 2002 (Unaudited)..........................................................5
    Consolidated Statements of Cash Flows for the Six Months
       ended June 30, 2001 and 2002 (Unaudited)............................................................6
    Notes to Consolidated Financial Statements.............................................................7

  Item 2.  Management's Discussion and Analysis of Financial Condition
       and Results of Operations..........................................................................11

PART II.  OTHER INFORMATION...............................................................................18

SIGNATURES................................................................................................19

                       VIEWCAST.COM, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                 DECEMBER 31,           JUNE 30,
                                                                                     2001                 2002
                                                                                 ------------          -----------
                                                                                                       (UNAUDITED)
                               ASSETS
Current assets:
  Cash and cash equivalents                                                       $   851,464          $    99,970
  Available-for-sale securities                                                     2,417,457                   --
  Accounts receivable, less allowance for  doubtful accounts of $137,000 and $176,000 at December 31, 2001 and
    June 30, 2002, respectively                                                     1,100,867              811,476
  Inventory, net                                                                    2,675,088            1,979,252
  Prepaid expenses                                                                    150,643              204,349
                                                                                  -----------          -----------
          Total current assets                                                      7,195,519            3,095,047

Property and equipment, net                                                         1,069,966              740,036
Software development costs, net                                                       397,227              304,960
Deferred charges                                                                      162,237              127,472
Deposits and other assets                                                              46,586              110,046
                                                                                  -----------          -----------
          Total assets                                                            $ 8,871,535          $ 4,377,561
                                                                                  ===========          ===========

           LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable                                                                $   469,817          $   544,539
  Accrued compensation                                                                345,128              276,035
  Deferred revenue                                                                    301,027              234,108
  Other accrued liabilities                                                           660,481              655,425
  Shareholder line of credit                                                        6,347,223            4,715,960
                                                                                  -----------          -----------
          Total current liabilities                                                 8,123,676            6,426,067

Long-term debt                                                                        950,000              950,000

Commitments

Stockholders' equity (deficit):
  Convertible preferred stock, $.0001 par value:
    Authorized shares - 5,000,000
      Series B - issued and outstanding shares - 945,000 and 800,000
          at December 31, 2001 and June 30, 2002, respectively                             95                   80
      Series C - issued and outstanding shares - 200,000
          at December 31, 2001 and June 30, 2002, respectively                             20                   20
  Common stock, $.0001 par value:
    Authorized shares - 40,000,000
    Issued and outstanding shares -  18,347,869 and 20,792,311
      at December 31, 2001 and June 30, 2002, respectively                              1,835                2,080
  Additional paid-in capital                                                       55,667,260           55,678,568
  Unrealized gain on securities reported at fair value
      and accumulated other comprehensive income                                      524,812              (58,024)
  Accumulated deficit                                                             (56,384,257)         (58,609,324)
  Treasury stock,  261,497 shares at December 31, 2001 and
      June 30, 2002, respectively                                                     (11,906)             (11,906)
                                                                                  -----------          -----------
          Total stockholders' equity (deficit)                                       (202,141)          (2,998,506)
                                                                                  -----------          -----------

          Total liabilities and stockholders' equity (deficit)                    $ 8,871,535          $ 4,377,561
                                                                                  ===========          ===========

                             See accompanying notes.

                       VIEWCAST.COM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                      FOR THE THREE MONTHS ENDED           FOR THE SIX MONTHS ENDED
                                                               JUNE 30,                            JUNE 30,
                                                    ------------------------------      ------------------------------
                                                        2001              2002              2001              2002
                                                    ------------      ------------      ------------      ------------
NET SALES                                           $  1,826,212      $  1,942,297      $  4,175,976      $  3,565,411

Cost of goods sold                                       749,388           868,662         1,780,417         1,671,657
                                                    ------------      ------------      ------------      ------------

GROSS PROFIT                                           1,076,824         1,073,635         2,395,559         1,893,754

Operating expenses:
  Selling, general and administrative                  2,147,040         1,190,777         4,472,798         2,579,600
  Research and development                             1,089,240           778,298         2,259,230         1,654,915
  Restructuring charge                                    37,433           112,273            37,433           112,273
  Depreciation and amortization                          231,492           214,296           459,691           440,533
                                                    ------------      ------------      ------------      ------------
      Total operating expenses                         3,505,205         2,295,644         7,229,152         4,787,321
                                                    ------------      ------------      ------------      ------------

OPERATING LOSS                                        (2,428,381)       (1,222,009)       (4,833,593)       (2,893,567)

Other income (expense):
  Dividend and interest income                             4,172                --            30,976             1,649
  Interest expense                                      (152,039)         (195,668)         (257,650)         (417,166)
  Gain on sale of available-for-sale securities           47,425         1,071,891            47,425         1,071,891
  Other                                                     (106)            7,940              (106)           12,126
                                                    ------------      ------------      ------------      ------------
      Total other income (expense)                      (100,548)          884,163          (179,355)          668,500
                                                    ------------      ------------      ------------      ------------

NET LOSS                                            $ (2,528,929)     $   (337,846)     $ (5,012,948)     $ (2,225,067)
                                                    ============      ============      ============      ============


NET LOSS PER SHARE: BASIC AND DILUTED               $      (0.16)     $      (0.03)     $      (0.33)     $      (0.14)
                                                    ============      ============      ============      ============

WEIGHTED AVERAGE NUMBER OF COMMON
   shares outstanding                                 16,990,231        20,529,288        16,934,908        19,715,131
                                                    ============      ============      ============      ============


                             See accompanying notes.

                       VIEWCAST.COM, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
               FOR THE SIX MONTHS ENDED JUNE 30, 2002 (UNAUDITED)


                                                    SERIES B           SERIES C
                                                  CONVERTIBLE         CONVERTIBLE
                                                PREFERRED STOCK     PREFERRED STOCK      COMMON STOCK     ADDITIONAL
                                                             PAR               PAR                 PAR     PAID-IN
                                                 SHARES     VALUE   SHARES    VALUE     SHARES    VALUE    CAPITAL
                                               ---------    -----  -------    -----   ----------  ------  -----------
BALANCE,  DECEMBER 31, 2001                      945,000    $ 95   200,000    $ 20    18,347,869  $1,835  $55,667,260

  Conversion of Series B convertible
     preferred stock to common stock            (145,000)    (15)       --      --     2,416,666     242         (227)

  Sale of common stock, employee
     stock purchase plan                              --      --        --      --        27,776       3       10,975

  Value of options issued for consulting
      services                                        --      --        --      --            --      --          560

  Unrealized loss on securities
     reported at fair value                           --      --        --      --            --      --           --
  Reclassification of unrealized gain on
     securities reported at fair value to
     realized gain upon disposition                   --      --        --      --            --      --           --
  Foreign currency translation adjustment             --      --        --      --            --      --           --
  Net loss                                            --      --        --      --            --      --           --

          Comprehensive loss
                                                 -------    ----   -------    ----    ----------  ------  -----------
BALANCE,  JUNE 30, 2002                          800,000    $ 80   200,000    $ 20    20,792,311  $2,080  $55,678,568
                                                 =======    ====   =======    ====    ==========  ======  ===========


                                                 ACCUMULATED                                  TOTAL
                                                    OTHER                                 STOCKHOLDERS'
                                                COMPREHENSIVE  ACCUMULATED    TREASURY       EQUITY
                                                INCOME (LOSS)    DEFICIT        STOCK       (DEFICIT)
                                               -------------  ------------   ---------   -------------
BALANCE,  DECEMBER 31, 2001                      $ 524,812   $(56,384,257)  $ (11,906)   $ (202,141)

  Conversion of Series B convertible
     preferred stock to common stock                    --             --          --            --

  Sale of common stock, employee
     stock purchase plan                                --             --          --        10,978

  Value of options issued for consulting
      services                                          --             --          --           560

  Unrealized loss on securities
     reported at fair value                       (136,837)            --          --      (136,837)
  Reclassification of unrealized gain on
     securities reported at fair value to
     realized gain upon disposition               (441,870)            --          --      (441,870)
  Foreign currency translation adjustment           (4,129)            --          --        (4,129)
  Net loss                                              --     (2,225,067)         --    (2,225,067)
                                                                                         ----------
          Comprehensive loss                                                             (2,807,903)
                                                 ---------   ------------   ---------   -----------
BALANCE,  JUNE 30, 2002                          $ (58,024)  $(58,609,324)  $ (11,906)  $(2,998,506)
                                                 =========   ============   =========   ===========


                             See accompanying notes.

                      VIEWCAST.COM, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                                     FOR THE SIX MONTHS ENDED
                                                                                             JUNE 30,
                                                                                ------------------------------------
                                                                                    2001                    2002
                                                                                ------------            ------------
OPERATING ACTIVITIES:
  Net loss                                                                      $ (5,012,948)           $ (2,225,067)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depreciation of fixed assets                                                   366,241                 348,266
      Amortization of software development costs                                      93,450                  92,267
      Non-cash charges to interest expense                                            34,765                  34,765
      Gain on sale of available-for-sale securities                                  (47,425)             (1,071,891)
      Gain on disposition of fixed assets                                                 --                  (2,889)
      Consulting services exchanged for options                                        7,430                     560
      Changes in operating assets and liabilities:
        Accounts receivable                                                          315,481                 289,391
        Inventory                                                                   (976,425)                695,836
        Prepaid expenses                                                              11,413                 (53,706)
        Deposits and other assets                                                     24,030                 (63,460)
        Accounts payable                                                            (158,399)                 74,722
        Accrued compensation                                                         (33,376)                (69,093)
        Deferred revenue                                                            (105,541)                (66,919)
        Other accrued liabilities                                                   (239,491)                 (5,056)
                                                                                ------------            ------------
               Net cash used in operating activities                              (5,720,795)             (2,022,274)
                                                                                ------------            ------------

INVESTING ACTIVITIES:
  Proceeds from the sale of available-for-sale securities                            208,675               2,910,641
  Purchase of property and equipment                                                (236,772)                (23,749)
  Proceeds on sale of property and equipment                                              --                   8,302
  Software development costs                                                         (91,727)                     --
                                                                                ------------            ------------
               Net cash provided by (used in) investing activities                  (119,824)              2,895,194
                                                                                ------------            ------------

FINANCING ACTIVITIES:
  Net proceeds (repayments) from shareholder line of credit                        2,292,386              (1,631,263)
  Net proceeds for the sale of common stock                                           66,774                  10,978
  Foreign currency translation adjustment                                            (19,398)                 (4,129)
                                                                                ------------            ------------
               Net cash provided by (used in) financing activities                 2,339,762              (1,624,414)
                                                                                ------------            ------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                         (3,500,857)               (751,494)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                     3,898,176                 851,464
                                                                                ------------            ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                        $    397,319            $     99,970
                                                                                ============            ============


                             See accompanying notes.

                      VIEWCAST.COM, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


1.  BASIS OF PRESENTATION

     The accompanying unaudited interim consolidated financial statements include the accounts of ViewCast.com, Inc. and its wholly-owned subsidiaries, Osprey Technologies, Inc., VideoWare, Inc. and ViewCast Online Solutions, Inc. (collectively, the Company or ViewCast). All material inter-company accounts and transactions have been eliminated in consolidation.

     The financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001, as amended, filed with the Securities and Exchange Commission.

     The Company utilizes significant capital to design, develop and commercialize its products. During 2002, the Company expects to fund sales growth and related operational activities by utilizing its working capital line of credit and cash contributed from operations. At June 30, 2002, the Company had exceeded its line-of-credit borrowing base by $2.5 million and had utilized $4.7 million of the credit facility. The noteholder has agreed to waive through September 30, 2002 the repayment of any outstanding financing that may be in excess of the borrowing base from time to time. Effective May 6, 2002, the Company entered into an agreement with noteholder to sell all of its available-for-sale securities for a $2.9 million and used all the proceeds for a principal reduction in its line-of-credit (See Note 3). The Company anticipates that additional financing will be needed during 2002 in order to meet its working capital requirements and has had preliminary discussions with potential sources of financing, and may seek additional financing to provide additional working capital in the future. Such financing may include the issuance of convertible preferred stock or other equity securities, conversion of debt to equity securities, exercise of warrants, divestiture of business segments, or any combination thereof. The Company has retained an investment-banking firm to assist in market and strategic alternatives, including divestitures and acquisitions. The can be no assurance that any additional financing will be available to the Company on acceptable terms, or at all. Additional equity financing may involve substantial dilution to the Company's then existing stockholders. In the event the Company is unable to raise additional capital, it may be required to curtail its activities. Such actions could result in charges that could be material to the Company's results of operations or financial position.


2.  INVENTORY

     Inventory consists of the following:

                                                         DECEMBER 31,         JUNE 30,
                                                             2002               2002
                                                         ------------       -----------
                                                                            (UNAUDITED)
           Purchased materials                           $    749,182       $   712,111
           Finished goods                                   2,395,473         1,788,801
                                                         ------------       -----------
                   Total                                    3,144,655         2,500,912
           Less reserves for obsolete, slow
            moving and damaged inventory                     (469,567)         (521,660)
                                                         ------------       -----------
                   Net inventory                         $  2,675,088         1,979,252
                                                         ============       ===========

                       VIEWCAST.COM, INC. AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


3.  SHORT-TERM DEBT

         Effective May 6, 2002, the Company sold its available-for-sale securities comprised exclusively of 1,140,310 shares of DynTek, Inc. ("DYTK") common stock to an entity controlled by a principal shareholder and the Chairman of the Board of the Company. The price per share of DYTK stock of $2.553 was determined by negotiations between the parties and represented a premium to the trading value of DYTK shares on May 6, 2002 of $2.00 per share. The sale agreement also provides that the Company will share in 50% of any gains realized on the stock above $4.50 per share through February 14, 2003 net of expenses. Proceeds from the sale of $2,910,641 were used to make a principal reduction in the Company's outstanding line-of-credit note balance with the same entity. During the six months ended June 30, 2002, ViewCast borrowed $1,279,378 under the terms of the line of credit financing arrangement and after taking in to account the principal reduction of $2,910,641, resulted in a net principal note reduction of $1,631,263 during the first half of 2002.

     In February 2001, the Company amended the facility to increase the credit line commitment from $9.0 million to $12.0 million, extend the maturity date of the agreement to March 15, 2003 and expand the asset base for lending to include certain marketable securities owned by the Company. The line of credit facility bears interest at 12% per annum and is secured by all assets of the Company. The availability of funds under the facility is subject to certain borrowing base limitations based principally on qualifying accounts receivable and inventory owned by the Company. At June 30, 2002, the outstanding balance of the note was $4.7 million. The noteholder has agreed to waive through September 30, 2002 the repayment of any outstanding financing that may be in excess of the monthly borrowing base. At June 30, 2002, the Company exceeded its borrowing base on the note by $2.5 million.


4.  SHAREHOLDERS' EQUITY

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

     In January 2002, the Company extended the expiration date of its outstanding public and public equivalent common stock purchase warrants to February 3, 2005 from February 3, 2002. Additionally, effective March 1, 2002, the Company decreased the effective per share exercise price of such warrants from $4.19 per share of common stock to $1.00 per share of common stock, which was above the market price at that date. The warrants are redeemable by the Company under certain conditions. As of June 30, 2002 there were 3,799,680 public and public equivalent warrants outstanding. The reduction of the exercise price and the extension of the expiration date also apply to the issuance of up to 122,500 public warrants upon exercise of certain representative warrants.

     During the six-month offering period ended March 31, 2002, the Company received gross proceeds of $10,978 for the sale of 27,776 shares of common stock to employees pursuant to the Company's Employee

                       VIEWCAST.COM, INC. AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


Stock Purchase Plan ("ESPP"). The shares were issued in April 2002 and the employee purchase price for the offering period was $0.3925 per share.

     At June 30, 2002, the Company had a consolidated retained earnings deficit of $2,988,506, and in accordance with Delaware law, was precluded from paying dividends on its outstanding Series B and Series C convertible preferred stock. As a result, no preferred stock dividends were declared or paid during the quarter ended June 30, 2002 and preferred dividends of $197,107, accrued during the first quarter of 2002, were reversed during the quarter ended June 30, 2002. The Series B and Series C preferred stock issues carry cumulative dividends of 8% and 9% per year, respectively, and are generally payable semi-annually in arrears in cash or common stock of the Company, at the Company's option. Cumulative dividends on preferred shares in arrears at June 30, 2002 are approximately: Series B-$319,123, Series C-$86,795. Holders of Series B and Series C preferred stock have no voting rights except as required by law.


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

     Loss per share calculations for the three months and six months ended June 30, 2001 and 2002 are as follows:

                                                       THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                            JUNE 30,                            JUNE 30,
                                                 ------------------------------      -----------------------------
                                                     2001               2002             2001             2002
                                                 ------------        ----------      ------------     ------------
     Net loss                                    $ (2,528,929)       $ (337,846)     $ (5,012,948)    $ (2,225,067)

     Preferred dividends and
       accretion of issue costs                      (252,310)         (268,267)         (502,549)        (529,202)
                                                 ------------        ----------      ------------     ------------

     Net loss applicable to
       common shareholders                       $ (2,781,239)       $ (606,113)     $ (5,515,497)    $ (2,754,269)
                                                 ============        ==========      ============     ============

     Weighted average number
        of common shares outstanding               16,990,231        20,529,288        16,934,908       19,715,131
                                                 ============        ==========      ============     ============

     Loss per share as reported in the
        financial statements: basic and diluted       $ (0.16)          $ (0.03)          $ (0.33)         $ (0.14)
                                                 ============        ==========      ============     ============


6.  COMPREHENSIVE INCOME

     The Company translates assets and liabilities of its foreign operations, whose functional currency is the local currency, at quarter-end exchange rates. Revenues and expenses are translated at the average rates of exchange prevailing during the quarter. Adjustments resulting from translating the financial statements of foreign operations are accumulated in other comprehensive income, which is reflected as a separate component of stockholders' equity. Additionally, the Company classifies equity securities it owns that are free of trading restrictions or to become free of trading restrictions within one year as "available-for-sale". Available-for-sale securities are carried at fair value based on quoted market prices and unrealized gains and losses are accumulated in other comprehensive income, which is a separate component of stockholders' equity. If a market value adjustment results in a loss of value due to an other-than-temporary impairment, a loss will be transferred from accumulated other comprehensive income and charged to other income in the consolidated statement of operations.

     Available-for-sale securities is comprised exclusively of shares of DynTek, Inc. ("DYTK"), formerly TekInsight.com, Inc, common stock acquired through a strategic business alliance in September of 1998. Effective May 6, 2002, the Company sold all its available-for-sale securities (1,140,310 DYTK common shares) to an entity controlled by a principal shareholder and Chairman of the Board of the Company. The proceeds of $2,910,641 were used to make a principal reduction in the line-of-credit note balance with the same entity. The selling price per share of DYTK stock of $2.553 was determined by negotiations between the parties and represented a premium to the trading value of DYTK shares on May 6, 2002 of $2.00 per share (See Note 3). Other income during the three and six months ended includes a realized gain on the exchange transaction of $1,071,891. The quoted market price of TEKS shares at December 31, 2001 was $2.12.

     Components of other comprehensive income (loss) for the three and six months ended June 30, 2001 and 2002 are as follows:

                                                             THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                  JUNE 30,                          JUNE 30,
                                                         ---------------------------      ----------------------------
                                                             2001            2002             2001            2002
                                                         -----------      ----------      -----------      -----------
Net Loss                                                 $(2,528,929)     $(337,846)      $(5,012,948)     $(2,225,067)
  Unrealized gain (loss) on securities reported
    at fair value                                          1,192,366       (114,031)        1,744,304         (136,837)
  Reclassification of unrealized gain on securities
    reported at fair value to realized gain upon
    disposition                                                   --       (411,870)               --         (441,870)
  Foreign currency translation adjustment                     (5,588)           305           (19,398)          (4,129)
                                                         -----------      ---------       -----------      -----------
      Comprehensive loss                                 $(1,342,151)     $(893,442)      $(3,288,042)     $(2,807,903)
                                                         ===========      =========       ===========      ===========

7.  RESTRUCTURING CHARGE

     During the second quarter of 2002, the Company continued its Board of Director approved plan of restructuring that included an approximate 18% reduction in the Company's workforce to decrease operating expenses. Charges during the second quarter included costs of $112,273 for employee severance. Personnel reductions were made in the Company's sales, marketing, development and manufacturing departments. At June 30, 2002 the Company had no accrued restructuring charges.

                       VIEWCAST.COM, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     ViewCast.com, Inc., doing business as ViewCast Corporation, ("ViewCast") develops and markets a variety of products and services that enable networked video communications. We are a global provider of enterprise-wide, video communication products for both real-time and on-demand applications. ViewCast maximizes the value of video through its products and services: Osprey(R) Video provides the streaming media industry's de facto standard capture cards, Niagara(TM) provides integrated hardware and software applications for encoding, streaming and managing rich media content, Viewpoint VBX(TM) Systems delivers a wide array of video distribution, gatewaying and conferencing solutions for both digital and analog enterprise video communication, and ViewCast Online provides a rich media Application Service Provider ("ASP") solution for Business to Business ("B2B") and media communication needs. From streaming digital video on the Internet to distribution of broadcast-quality video throughout the corporate enterprise, plus comprehensive video software applications, ViewCast provides the complete range of video communications solutions.

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

     Some of the statements in this Report on Form 10-Q under "Management's Discussion and Analysis of Financial Conditions and Results Of Operations" and elsewhere in the Report constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include statements regarding ViewCast's expectations, beliefs, hopes, intentions or strategies regarding the future. These statements involve known and unknown risks, uncertainties, and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, product demand and market acceptance risks, the impact of competitive products and pricing, product development, commercialization and technological difficulties, capacity and supply constraints or difficulties, general business and economic conditions, the availability of sufficient working capital, the ability to service our debt, continued significant losses, the effect of our accounting polices and other risks detailed in the Annual Report on Form 10-K for the year ended December 31, 2001, as amended, Form 10-Q for the quarter ended March 31, 2002, the Registration Statements on Form S-3 filed on April 26, 2000 and June 30, 2000 and other filings with the Securities and Exchange Commission.

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


RESULTS OF OPERATIONS


               THREE AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001.

     NET SALES. Net sales for the three months ended June 30, 2002 increased 6.4% to $1,942,114 from $1,826,212 reported during the same period last year. Net sales for the six months ended June 30, 2002 decreased 14.6% to $3,565,411 from $4,175,976 reported during the same period last year. The increase during the second quarter was due primarily to increased systems sales in the financial services sector offset in part by declining demand for Osprey products through out the first six months of 2002 due to depressed economic conditions worldwide.

    OSPREY PRODUCT SALES. During the quarter and six months ended June 30, 2002, sales of Osprey codecs and video capture cards decreased 16.8% and 22.4%, respectively over 2001 levels and represented 67.0% and 76.1%, respectively, of current period revenues. On a regional basis, Osprey channel sales during the first six months declined 39.1% and 20.7% in the U.S and Europe, respectively, while channel sales in the Pacific Rim increased 17.3% compared to the first six months of 2001. Overall, net Osprey revenues for the first half of 2002 were negatively impacted by a decline in sales volumes across most product categories due to the ongoing global economic downturn with the exception of the Osprey 210/220 series of products which have increased 72.2% compared to the first six months of 2001 when the product was still relatively new to the marketplace.

    In January 2002, ViewCast opened its new e-commerce site featuring the Osprey streaming/capture cards as well as, Osprey SimulStream and Niagara SCX software products. In addition to the new e-commerce offerings, the site offers a full range of online order processing and tracking services, technical support content and easy access to product drivers and upgrades. We believe the e-commerce site will serve as a complement to our distribution strategy and make it easier for our customers to purchase our products. The utilization of e-commerce allows single unit purchases to be made quickly and easily, therefore providing the resellers more time to deliver the personalized support necessary for volume purchases. During the six months of 2002, e-commerce sales totaled $168,000 and represented 6.1% of Osprey product sales.

    In April 2002, ViewCast introduced its new Osprey-540 professional digital and analog capture card designed specifically for streaming media applications and to date has represented approximately 4.5% of Osprey product sales. Building on the established quality and reliability of the Osprey-500 series, the Osprey-540 further expands streaming content creation into the professional media market and offers an array of inputs, outputs and advanced features that allow streaming to seamlessly integrate with professional media equipment. The Osprey-540 directly addresses the needs of professional broadcast facilities, Fortune 1000 enterprises, entertainment studios and post-production houses. With new product enhancements, the addition of our e-commerce strategy, and as the economy recovers, we expect a rebound in subsystem product sales during the third and fourth quarters of 2002.

                       VIEWCAST.COM, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (CONTINUED)


      VIEWPOINT VBX(TM) VIDEO DISTRIBUTION SYSTEM AND NIAGARA(R) STREAMING/ ENCODING SYSTEMS. During the quarter and six months ended June 30, 2002, combined systems sales totaled $577,864 and $749,017 respectively, and represented 29.8% and 21.0% of 2002 revenues, respectively. Total system sales during the three and six months ended June 30, 2001 were $141, 997 and $489,411, respectively and represented 7.8% and 11.7% of total 2001 revenues, respectively. Sales of ViewCast's Niagara systems during the first six months of 2002 increased 29.3% over 2001 levels reflecting increased brand awareness of our streaming and encoding servers. Viewpoint VBX systems sales increased 63.6% reflecting expansion of ongoing financial services initiatives. In September 2001, ViewCast announced the sales of VBX video distribution and conferencing systems to HSBC Bank USA through its reseller Delta Computer Group for video distribution capabilities in HSBC's New York and New Jersey locations, as well as connectivity to VBX systems in Europe and Hong Kong. In December 2001, ViewCast sold VBX equipment to Siemens Information and Communications Group who was chosen to supply a division of The Standard Bank of South Africa a fully integrated trading solution incorporating their HiPath Product suite. VBX System revenues from expansion and follow-on business with regard its financial services opportunities accounted for $396,000 of revenues during the first half of 2002 and we expect additional expansion of these opportunities in the fourth quarter of 2002.

    OTHER REVENUES. Other revenues consisting of software maintenance, training, engineering consulting fees and professional services for the three and six months ended June 30, 2002 amounted to $62,807 and $102,866, respectively and represented 3.2% and 2.9% of current period revenues, respectively. Other revenues were lower in 2002 than the $119,102 and $188,852, reported respectively for the prior 2001 comparable periods, due to lower revenues in all other revenue categories.

     COST OF GOODS SOLD/GROSS MARGINS. Cost of goods as a percentage of sales for the quarter ended June 30, 2002 was 44.7% compared to 41.0% during the second quarter of last year while gross profit margins for the corresponding periods were 55.3% and 59.0%, respectively. The increase in cost of goods sold and declining gross margins can be attributed to the increased sales mix of VBX system products and some Osprey products with lower margins.

     Cost of goods as a percentage of sales for the six months ended June 30, 2002 was 46.9% compared to 42.6% during the same period last year while gross profit margins for the corresponding periods were 53.1% and 57.4%, respectively. The declining gross margin during the first half of 2002 is attributed to is attributed to the increased sales mix of VBX systems and certain Osprey products as described above, and to additional labor and component charges to cost of goods sold during January and February of 2002 to implement new engineering changes to optimize inventory mix and to meet demand for certain of its subsystem products. We anticipate that margins will remain in the 50% - 56% range during the balance of 2002 and will be affected quarter to quarter by promotional activities, price adjustments, the introduction of new products and the relative sales mix between products in any one reporting period.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expenses for the quarter and six months ended June 30, 2002 were $1,190,777 and $2,579,600, respectively, a decrease of 44.5% and 42.3% from prior year periods. The decrease reflects workforce reductions and reorganization efforts, which began in May 2001 through June 2002 to trim operating expenses in all product groups. During the first six months of 2002, sales and sales support expenses decreased 58.3% over last year while finance and administrative, customer support and marketing expenses decreased 21.4%, 27.2%, and 41.5%, respectively compared to a year ago.

     RESEARCH AND DEVELOPMENT EXPENSE. Research and development expense for three and six months ended June 30, 2002 totaled $778,298 and $1,654,915, respectively, a decrease of 28.5% and 26.7% over prior year periods reflecting a decrease in personnel due to restructuring. In addition, ViewCast incurred significant prototype development and certification expenses associated with new Osprey product offerings during the first half of 2001 with little comparable expense in the first half of 2002.

                       VIEWCAST.COM, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (CONTINUED)


     RESTRUCTURING. During the second quarter of 2002, ViewCast continued its Board approve plan of restructuring that included an approximate 18% reduction in ViewCast's workforce to decrease operating expenses. Charges during the second quarter included costs of $112,273 for employee severance. Personnel reductions were made in our sales, marketing, development and manufacturing departments. At June 30, 2002 we had no accrued restructuring charges. Restructuring charges recorded during the first half of 2001 were $37,433.

     OTHER INCOME (EXPENSE). Total other income for quarter and six months ended June 30, 2002 totaled $884,163 and $668,500, respectively, and includes a $1,071,891 gain on exchange of available-sale-securities for principal reduction in line of credit financing arrangement, which occurred on May 6, 2002 (See Note 3 and Note 6). This gain was offset by interest expense of $195,598 and $417,166, during the same corresponding periods.Interest expense for the three and six month period ended June 30, 2001 was $152,039 and $257,650 respectively. Additionally, interest income in the current periods declined over 2001 levels reflecting reduced earnings on lower cash and cash equivalents balances compared to 2001.

     NET LOSS. Net loss for the three and six months ended June 30, 2002 was $337,846 and $2,225,067 respectively, an 88.6% and 55.6%, improvement over the $2,528,929 and $5,012,948 losses reported in the comparable periods in 2001 representing significantly reduced operating expenses due to ViewCast's restructuring efforts and a $1,071,891 one-time gain on disposition of available-for-sale securities. These efforts were offset in part by increased interest expense, reduced sales year-to-date and declining gross margins over 2001 levels.


LIQUIDITY AND CAPITAL RESOURCES

     ViewCast's primary sources of funds for conducting its business activities are derived from sales of its products and from sales of its debt and equity securities. ViewCast requires working capital primarily to fund operating losses, increases in inventories and accounts receivable associated with expected sales growth, development of its products, debt service and for capital expenditures.

     Net cash used in operating activities for the six months ended June 30, 2002 totaled $2,022,274 due principally to the reported net loss of $2,225,067 and adjustments for non-cash operating gains and expenses of 598,922. These uses were offset by net changes in operating assets and liabilities of $801,715, principally due to increased trade receivable collections and reductions in inventory.

     Cash generated from investing activities during the six months ended June 30, 2002 totaled $2,895,194. $2,910,641 of proceeds were generated from the sale of securities, $8,302 proceeds were generated from the sale of fixed assets and $23,749 was utilized to purchase fixed assets.

     During the six months ended June 30, 2002, ViewCast's financing activities utilized cash of $1,624,414 principally due the net repayment of $1,631,263 of short-term borrowings under the terms of its asset-based lending line of credit offset by proceeds of $10,978 received from the sale of common stock under the terms of ViewCast's Employee Stock Purchase Plan.

      In October 1998, ViewCast entered into a working capital line of credit financing arrangement with an entity controlled by one of its principal stockholders, who is currently Chairman of the Board. In February 2001, ViewCast amended the facility to increase the credit line commitment from $9.0 million to $12.0 million, extend the maturity date of the agreement to March 15, 2003, and expand the asset base for lending to include DYTK shares owned by ViewCast. The availability of funds under this facility is subject to certain borrowing base limitations based principally on outstanding accounts receivable and inventory since all DYTK shares were exchanged for reduction in note principal on May 6, 2002. At June 30, 2002, ViewCast had exceeded its borrowing base by $2.5 million and had utilized $4.7 million of the line-of-credit facility. The noteholder has agreed to waive through September 30, 2002 the repayment of any

                      VIEWCAST.COM, INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS - (CONTINUED)

outstanding financing that may be in excess of the borrowing base from time to time. The facility will continue to be utilized for working capital by ViewCast to the extent possible depending on future levels of accounts receivable and inventory.

     Effective May 6, 2002, ViewCast sold all its available-for-sale securities comprised exclusively of 1,140,310 shares of DYTK common stock for a $2,910,641. All proceeds were used to make a principal reduction in its line-of-credit note balance. The price per share of DYTK stock of $2.553 was determined by negotiations between the parties and represented a premium to the fair market trading value of DYTK shares on May 6, 2002 of $2.00 per share. The sale agreement also provides that ViewCast will share in 50% of any gains realized on the stock above $4.50 per share through February 14, 2003 net of expenses. The facility will continue to be utilized for working capital by ViewCast to the extent possible depending on future levels of accounts receivable and inventory. During the six months ended June 30, 2002, ViewCast borrowed $1.3 million under the terms of the line of credit financing arrangement and after the principal reduction of $2.9 million, resulted in a net principal note reduction of $1.6 million during the first half of 2002.

     In January 2002, ViewCast extended the expiration date of its outstanding public and public equivalent common stock purchase warrants to February 3, 2005 from February 3, 2002. Additionally, effective March 1, 2002, ViewCast decreased the effective exercise price per share of common stock of the warrants from $4.19 to $1.00. The warrants are redeemable by ViewCast under certain conditions. As of June 30, 2002, there were 3,799,680 public and public equivalent warrants outstanding. The exercise price reduction and extension of the expiration date also applies to the issuance of up to 122,500 public warrants upon exercise of certain representative warrants.

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

     At June 30, 2002, ViewCast had a consolidated retained earnings deficit of $2,988,506, and in accordance with Delaware law, was precluded from paying dividends on its outstanding Series B and Series C convertible preferred stock. As a result, no preferred stock dividends were declared or paid during the quarter ended June 30, 2002 and preferred dividends of $197,107, accrued during the first quarter of 2002, were reversed during the quarter ended June 30, 2002. The Series B and Series C preferred stock issues carry cumulative dividends of 8% and 9% per year, respectively, and are generally payable semi-annually in arrears in cash or common stock of ViewCast, at ViewCast's option. Cumulative dividends in arrears on preferred shares are approximately: Series B-$319,123, Series C-$86,795. Holders of Series B and Series C preferred stock have no voting rights except as required by law.

     At June 30, 2002, ViewCast had a working capital deficit of $3,331,020 and cash and cash equivalents of $99,970. ViewCast has experienced an overall sales decrease of 14.6% during the first half of 2002 compared to 2001 levels and, while wary of current economic conditions, anticipates that revenues will rebound during the balance of 2002 with the introduction of new products, business relationships and if economic conditions improve. ViewCast plans to improve its working capital position by increasing sales and lowering operating expenses, by acquisitions and/or divestitures of its business segments, by exercise of warrants and, as necessary, and by additional equity financing. ViewCast also anticipates that losses will continue in 2002 at a lower level than 2001, and until such time as total profit margins from the sales of its products exceed its total development, selling, administrative and financing costs. ViewCast will continue to monitor and restructure its workforce and decrease operating expenses. During May 2001 through June 30, 2002, ViewCast has reorganized its operations, reduced its workforce by 44 individuals and trimmed other related operating expenses. As a direct result of these measures, ViewCast has decreased selling general & administrative expenses by $1.8 million, or 42.3%, and development expenses by $604,315, or 26.7%,

                       VIEWCAST.COM, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (CONTINUED)


during the first half of 2002 compared to the first half of 2001. While overall sales have declined, net loss for the six months ended June 30, 2002 improved 34.2% over 2001 levels (excluding the effects of the $1,071,891 gain on sale of securities). ViewCast will remain vigilant and proactive in managing its operating expenses.

     In October 1998, ViewCast entered into a working capital line of credit financing arrangement with an entity controlled by one of its principal stockholders, who is currently Chairman of the Board. In February 2001, ViewCast amended the facility to increase the credit line commitment from $9.0 million to $12.0 million, extend the maturity date of the agreement to March 15, 2003, and expand the asset base for lending to include DYTK shares owned by ViewCast. The availability of funds under this facility is subject to certain borrowing base limitations based principally on outstanding accounts receivable and inventory since all DYTK shares were exchanged for reduction in note principal on May 6, 2002. At June 30, 2002, ViewCast had exceeded its borrowing base by $2.5 million and had utilized $4.7 million of the line-of-credit facility. The noteholder has agreed to waive through September 30, 2002 the repayment of any outstanding financing that may be in excess of the borrowing base from time to time. The facility will continue to be utilized for working capital by ViewCast to the extent possible depending on future levels of accounts receivable and inventory.

     In August 2002 ViewCast announced that the United States Bankruptcy Court in the bankruptcy case of NQL Inc. had approved the intended purchase by ViewCast Corporation of virtually all of the assets of NQL's wholly-owned subsidiary, Delta Computec Inc. ("DCi"). ViewCast, NQL and DCi entered into an asset purchase agreement on May 31, 2002, pending approval from the Bankruptcy Court. Concurrently, ViewCast and DCi entered into a Reseller Agreement to offer ViewCast products and ancillary services to the DCi's customer base and new prospects. DCi is a provider of professional information technology and customized network support services to Fortune 500 and Fortune 1000 corporations, mid-sized companies, hospitals, health care facilities and financial institutions primarily in the Northeast. The integration of DCi is expected to allow ViewCast to increase revenues and expand product channels while complementing ViewCast's existing reseller program. DCi had reported for the most recent fiscal year ended December 2001 gross revenues of over $13 million and positive earnings before interest, taxes, depreciation and amortization. Since the events of September 11, there has been an increasing interest in video network communications for providing alternatives to traditional business travel and enhancing security applications. Combining the video expertise of ViewCast DCi's general IT integration and video conferencing experience offers customers a full-featured and cost-effective application choice. Under the terms of the agreement, ViewCast will purchase virtually all of DCi's assets, including all of its operating assets, property, contracts and customer lists for a combination of $1 million in cash payments, issuance of 150,000 shares of unregistered redeemable, convertible preferred stock with each share having a stated value of $10.00, and the assumption of certain liabilities as outlined in the terms of the agreement. The preferred stock will provide for a conversion option to common stock at $1.50 per share of ViewCast common stock. ViewCast's purchase of the DCi's assets remains subject to various terms and closing conditions of the asset purchase agreement. Further details regarding DCi and the acquisition will be released following the close of the transaction, which is expected to occur in September 2002.

     ViewCast utilizes significant capital to design, develop and commercialize its products and intends to fund its 2002 operating activities and sales growth by utilizing cash contributed from operations and its available working capital line of credit to the extent possible. ViewCast anticipates it will require additional equity financing during 2002 for working capital to support the expansion of sales channels and market distribution, to develop and introduce new products and services, to enhance existing product offerings, to address unanticipated competitive threats or technical problems, to transition adverse economic conditions and for acquisition transactions. Although ViewCast has no firm arrangements with respect to additional financing, it is currently considering several proposals by potential investors relating to the issuance of convertible preferred stock or other equity in exchange for a cash investment in ViewCast. ViewCast has retained an investment-banking firm to assist in market and strategic alternatives, including divestitures and acquisitions. There can be no assurance that additional financing will be available to ViewCast on

                       VIEWCAST.COM, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (CONTINUED)


acceptable terms, or at all. Additional equity financing may involve substantial dilution to our then existing stockholders. In response to the economic slowdown and to enhance financial performance and increase revenue, ViewCast intends to continue actively pursuing other alternatives, including strategic merger and acquisition activities. In the event we are unable to raise additional capital or execute other alternatives, we may be required to sell segments of the business, or substantially reduce or curtail our activities. Such actions could result in charges that could be material to the ViewCast's results of operations or financial position.


     At June 30, 2002, ViewCast had no material commitments for capital expenditures.



ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     In management's opinion, there has been no material change in market risk since disclosed in Item 7A of ViewCast's Annual Report on Form 10-K, as amended, for the year ended December 31, 2001.

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

     Item 1.  Legal Proceedings
              (Not Applicable)

     Item 2.  Changes in Securities
              (Not Applicable)

     Item 3.  Defaults Upon Senior Securities
              (Not Applicable)

     Item 4.  Submission of Matters to a Vote of Security Holders
              (None)

     Item 5.  Other Information
              The Company's Chief Executive Officer and Chief Financial Officer have furnished statements relating to its Form 10-Q for the quarter ended June 30, 2002 pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002. The statements are attached hereto as Exhibit 99.1.

     Item 6. Exhibits and Reports on Form 8-K
             (a) Exhibits filed with this report:

                      (See Exhibit Index)

             (b) Reports on Form 8-K

                   o On April 4, 2002, the Company filed a Form 8-K announcing that its securities were not longer eligible to trade on the Nasdaq SmallCap Market and subsequent commencement of trading of its securities on the Over the Counter (OTC) Bulletin Board effective with the opening of business on April 4, 2002.

                   o On May 10, 2002, the Company filed a Form 8-K describing the resignation of Ernst & Young LLP as its auditors. An amendment was filed to this 8-K on May 20, 2002 announcing the engagement of Grant Thornton as its new auditors.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       ViewCast.com, Inc.
                                       ------------------
                                       (Registrant)




                                       BY:

Date: August 14, 2002                  /s/ Laurie L. Latham
                                       --------------------
                                       Laurie L. Latham
                                       Chief Financial Officer
                                       Principal Financial Officer

                                  EXHIBIT INDEX


      Exhibit
      Number                                             Description
      -------                                            -----------
      99.1        STATEMENTS FURNISHED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002, 18 U.S.C.
                  SECTION 1350