Form 10-Q
period 2002-09-30
VIEWCAST COM INC
filed 2002-11-14
CIK 921313

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

        (Mark One)

        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002
                                               ------------------

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

As of November 10, 2002, 20,822,847 shares of the Registrant's common stock were outstanding.

                       VIEWCAST.COM, INC. AND SUBSIDIARIES
                               INDEX TO FORM 10-Q


PART I. FINANCIAL INFORMATION

  Item 1.  Financial Statements
    Consolidated Balance Sheets at December 31, 2001 and
       September 30, 2002 (Unaudited).....................................................................3
    Consolidated Statements of Operations for the Three and Nine Months
       ended September 30, 2001 and 2002 (Unaudited)......................................................4
    Consolidated Statement of Stockholders' Deficit for the
       Nine Months ended September 30, 2002 (Unaudited)...................................................5
    Consolidated Statements of Cash Flows for the Nine Months ended
       September 30, 2001 and 2002 (Unaudited)............................................................6
    Notes to Consolidated Financial Statements............................................................7

  Item 2.  Management's Discussion and Analysis of Financial Condition
    and Results of Operations............................................................................13

  Item 3.  Quantitative and Qualitative Disclosures About Market Risk....................................20

  Item 4.  Controls and Procedures.......................................................................20


PART II.  OTHER INFORMATION..............................................................................21

SIGNATURES...............................................................................................23

CERTIFICATIONS...........................................................................................24

               VIEWCAST.COM, INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS

                                                                            DECEMBER 31,       SEPTEMBER 30,
                                                                                 2001               2002
                                                                            -------------      -------------
                                                                                                (UNAUDITED)
                                     ASSETS
Current assets:
  Cash and cash equivalents                                                 $     851,464      $     213,651
  Available-for-sale securities                                                 2,417,457                 --
  Accounts receivable, less allowance for doubtful accounts
    of $137,000 and $109,000 at December 31, 2001 and
    September 30, 2002, respectively                                            1,100,867            681,534
  Inventory, net                                                                2,675,088          1,770,137
  Prepaid expenses                                                                150,643            172,956
                                                                            -------------      -------------
          Total current assets                                                  7,195,519          2,838,278

Property and equipment, net                                                     1,069,966            589,462
Software development costs, net                                                   397,227            258,826
Deferred charges                                                                  162,237            110,090
Deposits and other assets                                                          46,586            113,458
                                                                            -------------      -------------

          Total assets                                                      $   8,871,535      $   3,910,114
                                                                            =============      =============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable                                                          $     469,817      $     641,878
  Accrued compensation                                                            345,128            266,367
  Deferred revenue                                                                301,027            224,685
  Other accrued liabilities                                                       660,481            587,585
  Stockholder line of credit                                                    6,347,223          5,211,754
                                                                            -------------      -------------
          Total current liabilities                                             8,123,676          6,932,269

Long-term debt                                                                    950,000            950,000

Commitments

Stockholders' equity (deficit):
  Convertible preferred stock, $.0001 par value:
    Authorized shares - 5,000,000
      Series B - issued and outstanding shares - 945,000 and 800,000
          at December 31, 2001 and September 30, 2002, respectively                    95                 80
      Series C - issued and outstanding shares - 200,000
          at December 31, 2001 and September 30, 2002, respectively                    20                 20
  Common stock, $.0001 par value:
    Authorized shares - 100,000,000
    Issued and outstanding shares -  18,347,869 and 20,792,311
      at December 31, 2001 and September 30, 2002, respectively                     1,835              2,080
  Additional paid-in capital                                                   55,667,260         55,678,731
  Unrealized gain on securities reported at fair value
      and accumulated other comprehensive income                                  524,812                 --
  Accumulated deficit                                                         (56,384,257)       (59,641,160)
  Treasury stock, 261,497 shares at December 31, 2001 and
      September 30, 2002, respectively                                            (11,906)           (11,906)
                                                                            -------------      -------------
          Total stockholders' equity (deficit)                                   (202,141)        (3,972,155)
                                                                            -------------      -------------

          Total liabilities and stockholders' equity (deficit)              $   8,871,535      $   3,910,114
                                                                            =============      =============


                             See accompanying notes.

                       VIEWCAST.COM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                         FOR THE THREE MONTHS ENDED          FOR THE NINE MONTHS ENDED
                                                               SEPTEMBER 30,                       SEPTEMBER 30,
                                                       ------------------------------      ------------------------------
                                                           2001              2002              2001              2002
                                                       ------------      ------------      ------------      ------------

NET SALES                                              $  1,804,669      $  2,094,407      $  5,980,645      $  5,659,818

Cost of goods sold (exclusive of depreciation
  and amortization shown separately below)                  746,787           898,324         2,527,204         2,569,981
                                                       ------------      ------------      ------------      ------------

GROSS PROFIT                                              1,057,882         1,196,083         3,453,441         3,089,837

Operating expenses:
  Selling, general and administrative                     1,660,742         1,125,731         6,133,540         3,705,331
  Research and development                                1,067,941           706,788         3,327,171         2,361,703
  Restructuring charge                                       89,494             7,070           126,927           119,343
  Depreciation and amortization                             239,064           202,339           698,755           642,872
                                                       ------------      ------------      ------------      ------------
      Total operating expenses                            3,057,241         2,041,928        10,286,393         6,829,249
                                                       ------------      ------------      ------------      ------------

OPERATING LOSS                                           (1,999,359)         (845,845)       (6,832,952)       (3,739,412)

Other income (expense):
  Dividend and interest income                                  473                75            31,449             1,724
  Interest expense                                         (195,262)         (185,624)         (452,912)         (602,790)
  Gain on sale of available-for-sale securities                  --                --            47,425         1,071,891
  Other                                                          (2)             (442)             (108)           11,684
                                                       ------------      ------------      ------------      ------------
      Total other income (expense)                         (194,791)         (185,991)         (374,146)          482,509
                                                       ------------      ------------      ------------      ------------

NET LOSS                                               $ (2,194,150)     $ (1,031,836)     $ (7,207,098)     $ (3,256,903)
                                                       ============      ============      ============      ============

NET LOSS PER SHARE: BASIC AND DILUTED                  $      (0.14)     $      (0.06)     $      (0.47)     $      (0.20)
                                                       ============      ============      ============      ============

WEIGHTED AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING                                    17,386,469        20,530,814        17,087,083        19,990,013
                                                       ============      ============      ============      ============


                             See accompanying notes.

                       VIEWCAST.COM, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 (UNAUDITED)

                                                           SERIES B                     SERIES C
                                                         CONVERTIBLE                  CONVERTIBLE
                                                       PREFERRED STOCK              PREFERRED STOCK              COMMON STOCK
                                                   SHARES       PAR VALUE        SHARES      PAR VALUE       SHARES      PAR VALUE
                                                ------------   ------------   ------------  ------------  ------------  ------------

BALANCE, DECEMBER 31, 2001                           945,000   $         95        200,000  $         20    18,347,869  $      1,835

  Conversion of Series B convertible
     preferred stock to common stock                (145,000)           (15)            --            --     2,416,666           242

  Sale of common stock, employee
     stock purchase plan                                  --             --             --            --        27,776             3

  Value of options issued for consulting
      services                                            --             --             --            --            --            --

  Unrealized loss on securities
     reported at fair value                               --             --             --            --            --            --
  Reclassification of unrealized gain on
     securities reported at fair value to
     realized gain upon disposition                       --             --             --            --            --            --
  Foreign currency translation adjustment                 --             --             --            --            --            --
  Net loss                                                --             --             --            --            --            --

          Comprehensive loss

                                                ------------   ------------   ------------  ------------  ------------  ------------
BALANCE, SEPTEMBER 30, 2002                          800,000   $         80        200,000  $         20    20,792,311  $      2,080
                                                ============   ============   ============  ============  ============  ============

                                                               ACCUMULATED
                                                 ADDITIONAL       OTHER                                         TOTAL
                                                  PAID-IN     COMPREHENSIVE   ACCUMULATED      TREASURY      STOCKHOLDERS'
                                                  CAPITAL     INCOME (LOSS)     DEFICIT         STOCK       EQUITY (DEFICIT)
                                                ------------  -------------   ------------   ------------   ----------------

BALANCE, DECEMBER 31, 2001                      $ 55,667,260   $    524,812   $(56,384,257)  $    (11,906)    $   (202,141)

  Conversion of Series B convertible
     preferred stock to common stock                    (227)            --             --             --               --

  Sale of common stock, employee
     stock purchase plan                              10,975             --             --             --           10,978

  Value of options issued for consulting
      services                                           723             --             --             --              723

  Unrealized loss on securities
     reported at fair value                               --       (136,837)            --             --         (136,837)
  Reclassification of unrealized gain on
     securities reported at fair value to
     realized gain upon disposition                       --       (441,870)            --             --         (441,870)
  Foreign currency translation adjustment                 --         53,895             --             --           53,895
  Net loss                                                --             --     (3,256,903)            --       (3,256,903)
                                                                                                              ------------
          Comprehensive loss                                                                                    (3,781,715)

                                                ------------   ------------   ------------   ------------     ------------
BALANCE, SEPTEMBER 30, 2002                     $ 55,678,731   $         --   $(59,641,160)  $    (11,906)    $ (3,972,155)
                                                ============   ============   ============   ============     ============


                             See accompanying notes.

                       VIEWCAST.COM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                              FOR THE NINE MONTHS ENDED
                                                                                    SEPTEMBER 30,
                                                                           ------------------------------
                                                                               2001              2002
                                                                           ------------      ------------
OPERATING ACTIVITIES:
  Net loss                                                                 $ (7,207,098)     $ (3,256,903)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depreciation of fixed assets                                              555,942           504,471
      Amortization of software development costs                                142,813           138,401
      Non-cash charges to interest expense                                       52,148            52,147
      Gain on sale of available-for-sale securities                             (47,425)       (1,071,891)
      Gain on disposition of fixed assets                                            --            (2,889)
      Foreign currency translation adjustment                                   (15,946)           53,895
      Consulting services exchanged for options                                   9,773               723
      Changes in operating assets and liabilities:
        Accounts receivable                                                     497,218           419,333
        Inventory                                                              (566,292)          904,951
        Prepaid expenses                                                         34,792           (22,313)
        Deposits and other assets                                                25,716           (66,872)
        Accounts payable                                                       (343,725)          172,061
        Accrued compensation                                                    (73,564)          (78,761)
        Deferred revenue                                                       (137,329)          (76,342)
        Other accrued liabilities                                                28,633           (72,896)
                                                                           ------------      ------------
               Net cash used in operating activities                         (7,044,344)       (2,402,885)
                                                                           ------------      ------------

INVESTING ACTIVITIES:
  Proceeds from the sale of available-for-sale securities                       208,675         2,910,641
  Purchase of property and equipment                                           (292,786)          (29,380)
  Proceeds on sale of property and equipment                                         --             8,302
  Software development costs                                                    (91,727)               --
                                                                           ------------      ------------
               Net cash provided by (used in) investing activities             (175,838)        2,889,563
                                                                           ------------      ------------

FINANCING ACTIVITIES:
  Net proceeds (repayments) from shareholder line of credit                   3,478,396        (1,135,469)
  Net proceeds for the exercise of warrants                                      24,999                --
  Net proceeds for the sale of common stock                                      66,774            10,978
                                                                           ------------      ------------
               Net cash provided by (used in) financing activities            3,570,169        (1,124,491)
                                                                           ------------      ------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                    (3,650,013)         (637,813)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                3,898,176           851,464
                                                                           ------------      ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                   $    248,163      $    213,651
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

     The financial statements have been prepared in accordance with accounting principals generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001, as amended, filed with the Securities and Exchange Commission.

     The Company utilizes significant capital to design, develop and commercialize its products and intends to fund its remaining 2002 and 2003 operating activities and sales growth by utilizing cash contributed from operations and its available working capital line of credit to the extent possible. The Company anticipates it will require additional capital during late 2002 or earlier 2003 for working capital to support the expansion of sales channels and market distribution, to develop and introduce new products and services, to enhance existing product offerings, to address unanticipated competitive threats or technical problems, to transition adverse economic conditions and for acquisition transactions. Although the Company has no firm arrangements with respect to additional financing, it is currently considering several proposals by potential investors relating to the issuance of convertible preferred stock or other equity in exchange for a cash investment in the Company. The Company has retained an investment-banking firm to assist in market and strategic alternatives, including divestitures and acquisitions. There can be no assurance that additional financing will be available to ViewCast on acceptable terms, or at all. Additional equity financing may involve substantial dilution to our then existing stockholders. In October 2002, to enhance financial performance and increase revenue, the Company acquired the assets and operations of Delta Computec Inc., a provider of professional information technology and customized network support services to Fortune 500 and Fortune 1000 corporations, mid-sized companies, hospitals, health care facilities and financial institutions primarily in the Northeast (See Note 9). The Company intends to actively pursue other such strategic merger and acquisition activities to the extent possible. In the event we are unable to raise additional capital or execute other alternatives, we may be required to sell segments of the business, or substantially reduce or curtail our activities. Such actions could result in charges that could be material to the ViewCast's results of operations or financial position.

                       VIEWCAST.COM, INC. AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


2. INVENTORY

     Inventory consists of the following:

                                                   DECEMBER 31,     SEPTEMBER 30,
                                                       2002              2002
                                                   ------------     -------------
                                                                     (UNAUDITED)

         Purchased materials                       $    749,182      $    766,522
         Finished goods                               2,395,473         1,619,647
                                                   ------------      ------------
                 Total                                3,144,655         2,386,169
         Less reserves for obsolete, slow
          moving and damaged inventory                 (469,567)         (616,032)
                                                   ------------      ------------
                 Net inventory                     $  2,675,088      $  1,770,137
                                                   ============      ============

3. SHORT-TERM DEBT

     Effective May 6, 2002, the Company sold its available-for-sale securities comprised exclusively of 1,140,310 shares of DynTek, Inc. ("DYTK") common stock to an entity controlled by a principal shareholder and the Chairman of the Board of the Company. The price per share of DYTK stock of $2.553 was determined by negotiations between the parties and represented a premium to the trading value of DYTK shares on May 6, 2002 of $2.00 per share. The sale agreement also provides that the Company will share in 50% of any gains realized on the stock above $4.50 per share through February 14, 2003 net of expenses. Proceeds from the sale of $2,910,641 were used to make a principal reduction in the Company's outstanding line-of-credit note balance with the same entity. During the nine months ended September 30, 2002, ViewCast borrowed $1,775,172 under the terms of the line of credit financing arrangement and reduced the principal by $2,910,641, resulting in a net principal note reduction of $1,135,469 during the nine-month period.

     In February 2001, the Company amended the facility to increase the credit line commitment from $9.0 million to $12.0 million, extend the maturity date of the agreement to March 15, 2003 and expand the asset base for lending to include certain marketable securities owned by the Company. The line of credit facility bears interest at 12% per annum and is secured by all assets of the Company. The availability of funds under the facility is subject to certain borrowing base limitations based principally on qualifying accounts receivable and inventory owned by the Company. At September 30, 2002, the outstanding balance of the note was $5.2 million. The noteholder has agreed to waive through December 31, 2002 the repayment of any outstanding financing that may be in excess of the monthly borrowing base. At September 30, 2002, the Company exceeded its borrowing base on the note by $3.3 million.

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

     In January 2002, the Company extended the expiration date of its outstanding public and public equivalent common stock purchase warrants to February 3, 2005 from February 3, 2002. Additionally, effective March 1, 2002, the Company decreased the effective per share exercise price of such warrants from $4.19 per share of common stock to $1.00 per share of common stock, which was above the market price at that date. The warrants are redeemable by the Company under certain conditions. As of September 30, 2002 there were 3,799,680 public and public equivalent warrants outstanding. The reduction of the exercise price and the extension of the expiration date also apply to the issuance of up to 122,500 public warrants upon exercise of certain representative warrants.

     During the six-month offering period ended March 31, 2002, the Company received gross proceeds of $10,978 for the sale of 27,776 shares of common stock to employees pursuant to the Company's Employee Stock Purchase Plan ("ESPP"). The shares were issued in April 2002 and the employee purchase price for the offering period was $0.3925 per share.

     At September 30, 2002, the Company had a consolidated stockholders' deficit of $3,972,155, and in accordance with Delaware law, was precluded from paying dividends on its outstanding Series B and Series C convertible preferred stock. As a result, no preferred stock dividends were declared or paid during the nine months ended September 30, 2002. The Series B and Series C preferred stock issues carry cumulative dividends of 8% and 9% per year, respectively, and are generally payable semi-annually in arrears in cash or common stock of the Company, at the Company's option. Cumulative dividends on preferred shares in arrears at September 30, 2002 are approximately: Series B-$319,123, Series C-$86,795. Holders of Series B and Series C preferred stock have no voting rights except as required by law.

5. NET LOSS PER SHARE

     Basic earnings per share is calculated by dividing net income/loss applicable to common stockholders by the weighted average number of common shares outstanding for the period. Since the Company has reported net losses for the periods presented, the computation of diluted loss per share excludes the effects of outstanding options, warrants, convertible debt and convertible preferred stock since their effect is anti-dilutive. The average number of common equivalent shares excluded from the calculations of diluted net loss per share was 12,264,353 and 13,903,398 for the three months ended September 30, 2001 and 2002, respectively, and 11,698,046 and 14,595,297 for the nine months ended September 30, 2001 and 2002, respectively.

     Loss per share calculations for the three months and nine months ended September 30, 2001 and 2002 are as follows:

                                                       THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                          SEPTEMBER 30,                       SEPTEMBER 30,
                                                 ------------------------------      ------------------------------
                                                     2001              2002              2001              2002
                                                 ------------      ------------      ------------      ------------
Net loss                                         $ (2,194,150)     $ (1,031,836)     $ (7,207,098)     $ (3,256,903)

Preferred dividends and
  accretion of issue costs                           (254,381)         (142,857)         (756,930)         (672,059)
                                                 ------------      ------------      ------------      ------------

Net loss applicable to
  common shareholders                            $ (2,448,531)     $ (1,174,693)     $ (7,964,028)     $ (3,928,962)
                                                 ============      ============      ============      ============

Weighted average number
   of common shares outstanding                    17,386,469        20,530,814        17,087,083        19,990,013
                                                 ============      ============      ============      ============

Loss per share as reported in the
   financial statements: basic and diluted       $      (0.14)     $      (0.06)     $      (0.47)     $      (0.20)
                                                 ============      ============      ============      ============

                       VIEWCAST.COM, INC. AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


6.  COMPREHENSIVE INCOME

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

     Available-for-sale securities are comprised exclusively of shares of DynTek, Inc. ("DYTK"), formerly TekInsight.com, Inc., common stock acquired through a strategic business alliance in September of 1998. Effective May 6, 2002, the Company sold all its available-for-sale securities (1,140,310 DYTK common shares) to an entity controlled by a principal shareholder and the Chairman of the Board of the Company. The proceeds of $2,910,641 were used to make a principal reduction in the line-of-credit note balance with the same entity. The selling price per share of DYTK stock of $2.553 was determined by negotiations between the parties and represented a premium to the fair market trading value of DYTK shares on May 6, 2002 of $2.00 per share (See Note 3). Other income during the nine months ended September 30, 2002 includes a realized gain on the exchange transaction of $1,071,891. The quoted market price of TEKS shares at December 31, 2001 was $2.12.

     Components of other comprehensive income (loss) for the three and nine months ended September 30, 2001 and 2002 are as follows:

                                                        THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                           SEPTEMBER 30,                      SEPTEMBER 30,
                                                  ------------------------------      ------------------------------
                                                      2001              2002              2001              2002
                                                  ------------      ------------      ------------      ------------
Net Loss                                          $ (2,194,150)     $ (1,031,836)     $ (7,207,098)     $ (3,256,903)
  Unrealized gain (loss) on securities
     reported at fair value                           (729,798)               --         1,014,506          (136,837)
  Reclassification of unrealized gain on
     securities reported at fair value to
     realized gain upon disposition                         --                --                --          (441,870)
  Foreign currency translation
    adjustment                                           3,452            58,024           (15,946)           53,895
                                                  ------------      ------------      ------------      ------------
          Comprehensive loss                      $ (2,920,496)     $   (973,812)     $ (6,208,538)     $ (3,781,715)
                                                  ============      ============      ============      ============

7. RESTRUCTURING CHARGE

     During the quarter and nine months ended September 30, 2002, the Company incurred restructuring costs of $7,070 and $119,343, respectively, in accordance with a Board of Director approved plan of restructuring to decrease the Company's workforce and associated operating expenses. Charges during 2002 are comprised exclusively of employee severance for personnel reductions made in the Company's sales, marketing, development and manufacturing departments. At September 30, 2002, the Company had no accrued restructuring charges.

                       VIEWCAST.COM, INC. AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


8. RECENT ACCOUNTING PRONOUNCEMENTS

     In July 2002, the Financial Accounting and Standards Board issued Statements of Financial Accounting Standards No. 146 (SFAS 146), "Accounting for Costs Associated with Exit or Disposal Activities." The standard requires companies to recognize costs associated with exit (including restructuring) or disposal activities at fair value when the related liability is incurred rather than at the date of a commitment to an exit or disposal plan under current practice. Costs covered by the standard include certain contract termination costs, certain employee termination benefits and other costs to consolidate or close facilities and relocate employees that are associated with an exit activity or disposal of long-lived assets. The new requirements are effective prospectively for exit or disposal activities initiated after December 31, 2002. The adoption of SFAS 146 is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

9.  SUBSEQUENT EVENTS

     On October 11, 2002, ViewCast completed the acquisition of the assets and operations of Delta Computec Inc. pursuant to an Asset Purchase Agreement dated as of May 31, 2002 (the "APA") between Delta Computec Inc. (the "Seller"), a New York corporation, and its parent and sole shareholder, NQL Inc., a Delaware corporation. The acquisition assets and operations were assigned to ViewCast's wholly owned subsidiary named Delta Computec Inc., a Delaware company ("DCi"), and known as MMAC Communications Corp. at the time of the acquisition.

     The combined maximum total consideration to be paid by ViewCast pursuant to the APA is equal to $2.5 million. ViewCast purchased all of the Seller's assets, including all of its operating assets, property, contracts and customer lists for a combination of up to $1 million in cash, issuance of up to 150,000 shares of Series D Redeemable Convertible Preferred Stock (the "Series D Preferred Stock"), and the assumption of certain liabilities as outlined in the terms of the APA established based on arms-length negotiations. The assets acquired include computers and related equipment used in providing professional information technology and customized network support services.

     On the closing date, ViewCast paid $500,000 in cash and issued 95,500 shares of Series D Preferred Stock. The closing cash payment was funded from an advance from one of its principal stockholders and Chairman of the Board of ViewCast, H.T. Ardinger, Jr. Within twenty (20) days of the closing date, ViewCast has agreed to issue an additional 54,500 shares of Series D Preferred Stock, subject to adjustments as described in the APA. Two additional cash payments of up to $250,000 each are to be paid to Seller in the future. The first payment is due approximately six months and the second payment is due approximately 12 months after closing, subject to adjustments as described in the APA, including adjustments related to contract revenue levels achieved by DCi over six months and twelve months subsequent to the acquisition date.

      Each share of Series D Preferred Stock has a stated value of $10.00 with a conversion option to common stock at $1.50 per share of ViewCast common stock. The Series D Preferred Stock provides redemption rights for the holders and ViewCast and other rights as described in the Certificate of Designation of the Series D Preferred Stock. The Series D Preferred Stock is redeemable at its stated value at the holders' option upon written notice at any time after October 11, 2004. The Series D Preferred Stock is redeemable at its stated value at ViewCast's option upon written notice at any time after October 11, 2005 or prior to that date if the ViewCast common stock has a market value of $3.75 per share for ten consecutive trading days. In conjunction with the issuance of the Series D Preferred Stock, ViewCast and Seller entered into a Registration Rights Agreement.

     On October 11, 2002, part of the acquisition transaction included the payoff of the Seller's asset based revolving credit facility with Keltic Financial Partners, LP ("Keltic") by establishing a new asset based revolving credit facility for a period of one year with Keltic. DCi will utilize the $1.5 million Keltic credit

                       VIEWCAST.COM, INC. AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


facility for working capital support. The loan interest rate is, at the option of Keltic, the greater of: (a) the prime rate published in the "Money Rates" column of The Wall Street Journal from time to time or, in the event that The Wall Street Journal is not available at any time, such rate published in another nationally recognized publication as determined by Keltic, plus two hundred fifty (250) basis points per annum, or (b) seven and one-quarter percent (7.25%). In addition, ViewCast entered into a Guaranty of Payment and a Performance and Subordination Agreement with Keltic relating to this facility plus agreed to provide $350,000 of working capital to DCi within ninety days of the closing date. The $350,000 working capital commitment was supported by the issuance to DCi of a stand-by letter of credit from one of ViewCast's principal stockholders and Chairman of the Board of ViewCast, H.T. Ardinger, Jr.

     ViewCast and the Seller had prior to the acquisition entered into a Reseller Agreement to offer ViewCast products and ancillary services.

                       VIEWCAST.COM, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

    ViewCast.com, Inc., doing business as ViewCast Corporation, ("ViewCast") develops and markets a variety of products and services that enable networked video communications. We are a global provider of enterprise-wide, video communication products for both real-time and on-demand applications. ViewCast maximizes the value of video through its products and services: Osprey(R) Video provides the streaming media industry's de facto standard capture cards, Niagara(TM) provides integrated hardware and software applications for encoding, streaming and managing rich media content, Viewpoint VBX(TM) Systems deliver a wide array of video distribution, gatewaying and conferencing solutions for both digital and analog enterprise video communication, and ViewCast Online provides a rich media Application Service Provider ("ASP") solution for Business to Business ("B2B") and media communication needs. From streaming digital video on the Internet to distribution of broadcast-quality video throughout the corporate enterprise, plus comprehensive video software applications, ViewCast provides the complete range of video communications solutions.

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

    Some of the statements in this Report on Form 10-Q under "Management's Discussion and Analysis of Financial Conditions and Results Of Operations" and elsewhere in the Report constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include statements regarding ViewCast's expectations, beliefs, hopes, intentions or strategies regarding the future. These statements involve known and unknown risks, uncertainties, and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, product demand and market acceptance risks, the impact of competitive products and pricing, product development, commercialization and technological difficulties, capacity and supply constraints or difficulties, general business and economic conditions, the availability of sufficient working capital, the ability to service our debt, continued significant losses, the effect of our accounting polices, the ability to integrate the assets and operations of DCi into the operations of ViewCast and other risks detailed in the Annual Report on Form 10-K for the year ended December 31, 2001, as amended, Form 10-Q for the quarters ended March 31, 2002 and June 30, 2002, the Registration Statements on Form S-3 filed on April 26, 2000 and June 30, 2000 and other filings with the Securities and Exchange Commission.

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

RESULTS OF OPERATIONS

            THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 VS. 2001.

    NET SALES. Net sales for the three months ended September 30, 2002 increased 16.1% to $2,094,407 from $1,804,669 reported during the same period last year primarily due to increased sales of Osprey products and Niagara systems, offset in part by reduced sales of VBX systems. Net sales for the nine months ended September 30, 2002 declined of 5.4% to $5,659,818 from $5,980,645 reported in 2001, reflecting continued sluggish economic conditions and reduced levels of technology spending for all the Company's products except Niagara systems.

    OSPREY PRODUCT SALES. During the quarter ended September 30, 2002, sales of Osprey codecs and video capture cards increased 31.4% over 2001 levels and represented 86.2% of current period revenues. On a regional basis, sales in North America and Pacific Rim increased 68.0% and 14.8%, respectively, while sales in Europe declined 26.7% compared to 2001 levels. Current quarter growth in the North America can be attributed in large part to sales by new U.S. customers utilizing Osprey products for security and surveillance applications and to increased e-commerce sales activity from ViewCast's website.

    Osprey product sales for the nine months ended September 30, 2002 decreased 7.2% to $4,519,031 from the $4,871,308 reported in 2001 and represented 79.8% of total current period revenues compared to 81.5% in 2001. During the nine months ended September 30, 2002, approximately 70% of Osprey sales were generated in North America and Europe, while approximately 25% of sales were generated in the Pacific Rim. Although current quarter revenues and unit sales trended upward, North American and European sales are down year-to-date 15.5% and 22.9%, respectively over 2001 levels, reflecting the state of current economic conditions. On the other hand, demand for Osprey products in the Pacific Rim has steadily increased in the current year reflecting 16.4% growth over 2001 levels. On a product basis, year-to-date 2002 unit sales of all Osprey product families decreased, compared to last year, with the exception of the Osprey 210/220 series of products, which have increased 16.8%, over 2001 levels.

    In January 2002, ViewCast opened its new e-commerce site featuring the Osprey streaming/capture cards as well as Osprey SimulStream and Niagara SCX software products. In addition to the new e-commerce offerings, the site offers a full range of online order processing and tracking services, technical support content and easy access to product drivers and upgrades. We believe the e-commerce site will continue to serve as a complement to our distribution strategy and make it easier for our customers to purchase our products. The utilization of e-commerce allows single unit purchases to be made quickly and easily, thereby providing our resellers more time to deliver the personalized support necessary for volume purchases. During the quarter and nine months ended September 30, 2002, e-commerce sales totaled $102,961 and $271,316, respectively and represented 5.6% and 5.9% of current period revenues, respectively.

    In April 2002, ViewCast introduced its new Osprey-540 professional digital and analog capture card designed specifically for streaming media applications, and to date has represented approximately 7.7% of Osprey product sales. Building on the established Osprey-500 series, the Osprey-540 further expands streaming content creation into the professional media market and offers an array of inputs, outputs and advanced features that allow streaming to seamlessly integrate with professional media equipment. The Osprey-540 directly addresses the needs of professional broadcast facilities, Fortune 1000 enterprises, entertainment studios and post-production houses. With new product enhancements, the addition of our e-commerce strategy, and as the economy recovers, we expect steady to increased subsystem product sales during the fourth quarter of 2002 and first quarter of 2003.

                       VIEWCAST.COM, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (CONTINUED)


     VIEWPOINT VBX(TM) VIDEO DISTRIBUTION SYSTEM AND NIAGARA(R) STREAMING/ENCODING SYSTEMS. During the quarter and nine months ended September 30, 2002, combined systems sales totaled $209,496 and $958,513 respectively, and represented 10.0% and 16.9% of 2002 revenues, respectively. Total system sales during the three and nine months ended September 30, 2001 were $346,388 and $853,799, respectively and represented 20.2% and 14.3% of total 2001 revenues, respectively. Sales of ViewCast's Niagara systems during the nine months ended September 30, 2002, increased 97.2%, over 2001 levels, reflecting increased brand awareness of our streaming and encoding servers while Viewpoint VBX systems sales declined 10.6% over the same period. VBX systems sales have been impacted by the economic slowdown and postponement of information technology spending.

     In September 2001, ViewCast announced the sales of VBX video distribution and conferencing systems to HSBC Bank USA through its reseller Delta Computer Group for video distribution capabilities in HSBC's New York and New Jersey locations, as well as connectivity to VBX systems in Europe and Hong Kong. In December 2001, ViewCast sold VBX equipment to Siemens Information and Communications Group who was chosen to supply a division of The Standard Bank of South Africa with a fully integrated trading solution incorporating their HiPath Product suite. VBX System revenues from expansion and follow-on business with regard its financial services opportunities accounted for $396,000 of revenues during the nine months ended September 30, 2002 and we expect additional expansion of these opportunities. We continue to note increasing levels of interest and activity in both of our system product offerings and are optimistic that such activity will result in increased demand.

     In October 2002, ViewCast acquired the assets and operations of DCi, a provider of professional information technology and customized network support services to Fortune 500 and Fortune 1000 corporations, mid-sized companies, hospitals, health care facilities and financial institutions primarily in the Northeast. As a reseller for ViewCast's systems products, DCi should contribute to improving revenues by leveraging their customer base to resell our system products, by bundling services with hardware and software sales and by the addition of complementary product offerings. Additionally, DCi will provide expanded sales channels, enhanced customer support through real-time IT integration and access to key clients in their vertical markets.

     OTHER REVENUES. Other revenues consisting of software maintenance, training, engineering consulting fees and professional services for the three and nine months ended September 30, 2002 amounted to $79,408 and $182,274, respectively and represented 3.8% and 3.2% of current period revenues, respectively. With the exception of $25,000 of engineering design service revenue recorded during the current quarter, maintenance, installation and support services are trending lower in 2002, compared to 2001, in relation to reduced revenues for the period.

     COST OF GOODS SOLD/GROSS MARGINS. Cost of goods as a percentage of sales for the quarter ended September 30, 2002 was 42.9% compared to 41.4% during the third quarter of last year and gross profit margins for the corresponding periods were 57.1% and 58.6%, respectively. The increase in cost of goods sold and reduced gross margins can be attributed to the additional reserves for obsolete and slow moving inventory and a lower of cost or market adjustment for new contract pricing on the Osprey-210 series of products during the quarter.

     Cost of goods as a percentage of sales for the nine months ended September 30, 2002 was 45.4% compared to 42.3% during the same period a year ago while gross profit margins for the corresponding periods were 54.6% and 57.7%, respectively. The reduced gross margin during the nine months ended September 30, 2002 is attributed to additional inventory reserves and lower cost of market adjustments (described above), and to additional labor and component charges to cost of goods sold during January and February of 2002 to implement engineering changes to optimize inventory mix and to meet demand for certain of its subsystem products. We anticipate that total consolidated gross margins as a percentage of total revenues will decline in future periods due to the acquisition and consolidation of the operations of DCi. Excluding DCi, however, we expect margins for our Osprey products, Niagara systems and VBX

                       VIEWCAST.COM, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (CONTINUED)


Systems to remain in the 50% - 56% range during the balance of 2002. Margins will be affected quarter to quarter by promotional activities, price adjustments, cost of materials, inventory obsolescence, the introduction of new products and the relative sales mix between products and services in any one reporting period.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expenses for the quarter and nine months ended September 30, 2002 were $1,125,731 and $3,705,331, respectively, a decrease of 32.2% and 39.6% from prior year periods. The decrease reflects workforce reductions and reorganization efforts, which began in May 2001 through July 2002 to trim operating expenses in all product groups. During the first nine months of 2002, sales and sales support expenses decreased 55.1% over last year while finance and administrative, customer support and marketing expenses decreased 19.4%, 24.1%, and 42.5%, respectively compared to a year ago.

     RESEARCH AND DEVELOPMENT EXPENSE. Research and development expense for three and nine months ended September 30, 2002 totaled $706,788 and $2,361,703, respectively, a decrease of 33.8% and 29.0% over prior year periods reflecting a decrease in personnel due to restructuring. In addition, ViewCast incurred significant prototype development and certification expenses associated with new Osprey product offerings during the nine months ended September 30, 2001 with little comparable expense in 2002.

     RESTRUCTURING. During the quarter and nine months ended September 30, 2002, ViewCast incurred restructuring costs of $7,070 and $119,343, respectively, in accordance with a Board of Director approved plan of restructuring to decrease its workforce and associated operating expenses. Charges during 2002 are comprised exclusively of employee severance for personnel reductions made in ViewCast's sales, marketing, development and manufacturing departments. At September 30, 2002, the Company had no accrued restructuring charges.

     OTHER INCOME (EXPENSE). Total other income (expense) for quarter and nine months ended September 30, 2002 totaled $(185,991) and $482,509, respectively. The year-to-date period includes a $1,071,891 gain on exchange of available-sale-securities for principal reduction in line of credit financing arrangement, which occurred on May 6, 2002 (See Part 1. Item 1. Financial Statements, Note 3 and Note 6). Interest expense for the three and nine months ended September 30, 2002 was $185,624 and $602,790, respectively, representing interest on ViewCast's line-of-credit financing as well as interest on ViewCast's long-term debt and amortization of related issue costs. Interest expense increased 33.1% over 2001 levels largely due to the increased average balance of its line-of-credit during 2002. Additionally, interest income in the current periods declined over 2001 levels reflecting reduced earnings on lower cash and cash equivalents balances compared to 2001.

     NET LOSS. Net loss for the three and nine months ended September 30, 2002 was $1,031,836 and $3,256,903, respectively, a 53.0% and 54.8% improvement over the $2,194,150 and $7,207,098 losses reported in the comparable periods in 2001 due to significantly reduced operating expenses resulting from ViewCast's restructuring efforts and a $1,071,891 one-time gain on disposition of available-for-sale securities. These efforts were offset in part by increased interest expense, reduced sales year-to-date and lower gross margins over 2001 levels.

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

     Net cash used in operating activities for the nine months ended September 30, 2002 totaled $2,402,885 due principally to the reported net loss of $3,256,903 and adjustments for non-cash operating gains and

                       VIEWCAST.COM, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (CONTINUED)


expenses of $325,143. These uses were offset by net changes in operating assets and liabilities of $1,179,161, principally due to increased trade receivable collections and utilization of inventory on-hand.

     Cash generated from investing activities during the nine months ended September 30, 2002 totaled $2,889,563. Proceeds of $2,910,641 were generated from the sale of securities, $8,302 proceeds were generated from the disposition of fixed assets and $23,749 was utilized to purchase fixed assets.

     During the nine months ended September 30, 2002, ViewCast's financing activities utilized cash of $1,070,596 principally due the net repayment of $1,135,469 of short-term borrowings under the terms of its asset-based lending line of credit offset in part by proceeds of $10,978 received from the sale of common stock under the terms of ViewCast's Employee Stock Purchase Plan.

      In October 1998, ViewCast entered into a working capital line of credit financing arrangement with an entity controlled by one of its principal stockholders, who is currently Chairman of the Board. In February 2001, ViewCast amended the facility to increase the credit line commitment from $9.0 million to $12.0 million, extend the maturity date of the agreement to March 15, 2003, and expand the asset base for lending to include DYTK shares owned by ViewCast. The availability of funds under this facility is subject to certain borrowing base limitations based principally on outstanding accounts receivable and inventory since all DYTK shares were exchanged for reduction in note principal on May 6, 2002. At September 30, 2002, ViewCast had exceeded its borrowing base by $3.3 million and had utilized $5.2 million of the line-of-credit facility. The noteholder has agreed to waive through December 31, 2002 the repayment of any outstanding financing that may be in excess of the borrowing base from time to time. The facility will continue to be utilized for working capital by ViewCast to the extent possible depending on future levels of accounts receivable and inventory.

     Effective May 6, 2002, ViewCast sold all its available-for-sale securities comprised exclusively of 1,140,310 shares of DYTK common stock for a $2,910,641. All proceeds were used to make a principal reduction in its line-of-credit note balance. The price per share of DYTK stock of $2.553 was determined by negotiations between the parties and represented a premium to the fair market trading value of DYTK shares on May 6, 2002 of $2.00 per share. The sale agreement also provides that ViewCast will share in 50% of any gains realized on the stock above $4.50 per share through February 14, 2003 net of expenses. The facility will continue to be utilized for working capital by ViewCast to the extent possible depending on future levels of accounts receivable and inventory. During the nine months ended September 30, 2002, ViewCast borrowed $1.8 million under the terms of the line of credit financing arrangement and reduced the principal by $2.9 million, resulting in a net principal note reduction of $1.1 million during 2002.

     In January 2002, ViewCast extended the expiration date of its outstanding public and public equivalent common stock purchase warrants to February 3, 2005 from February 3, 2002. Additionally, effective March 1, 2002, ViewCast decreased the effective exercise price per share of common stock of the warrants from $4.19 to $1.00. The warrants are redeemable by ViewCast under certain conditions. As of September 30, 2002, there were 3,799,680 public and public equivalent warrants outstanding. The exercise price reduction and extension of the expiration date also applies to the issuance of up to 122,500 public warrants upon exercise of certain representative warrants.

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

     At September 30, 2002, ViewCast had a consolidated stockholders' deficit of $2,972,155, and in accordance with Delaware law, was precluded from paying dividends on its outstanding Series B and Series C convertible preferred stock. As a result, no preferred stock dividends were declared or paid during the nine months ended September 30, 2002. The Series B and Series C preferred stock issues carry

                       VIEWCAST.COM, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (CONTINUED)


cumulative dividends of 8% and 9% per year, respectively, and are generally payable semi-annually in arrears in cash or common stock of ViewCast, at ViewCast's option. Cumulative dividends in arrears on preferred shares are approximately: Series B-$319,123, Series C-$86,795. Holders of Series B and Series C preferred stock have no voting rights except as required by law.

     On October 11, 2002, ViewCast completed the acquisition of the assets and operations of Delta Computec Inc. pursuant to an Asset Purchase Agreement dated as of May 31, 2002 (the "APA") between Delta Computec Inc. (the "Seller"), a New York corporation, and its parent and sole shareholder, NQL Inc., a Delaware corporation. The acquisition assets and operations were assigned to ViewCast's wholly owned subsidiary named Delta Computec Inc., a Delaware company ("DCi"), and known as MMAC Communications Corp. at the time of the acquisition.

     DCi is a provider of professional information technology and customized network support services to Fortune 500 and Fortune 1000 corporations, mid-sized companies, hospitals, health care facilities and financial institutions primarily in the Northeast. Management believes that this transaction should enhance ViewCast's ability to move to profitability and to provide its customers with innovative products and support. Management believes that DCi should not only increase ViewCast's revenue through its ongoing operations, it should also increase current systems revenue by enabling ViewCast to bundle services with hardware and software. Additionally, DCi should provide expanded sales channels, enhanced customer support through real-time IT integration and access to key clients in their vertical markets.

     The combined maximum total consideration to be paid by ViewCast pursuant to the APA is equal to $2.5 million. ViewCast purchased all of the Seller's assets, including all of its operating assets, property, contracts and customer lists for a combination of up to $1 million in cash, issuance of up to 150,000 shares of Series D Redeemable Convertible Preferred Stock (the "Series D Preferred Stock"), and the assumption of certain liabilities as outlined in the terms of the APA established based on arms-length negotiations. The assets acquired include computers and related equipment used in providing professional information technology and customized network support services.

     On the closing date, ViewCast paid $500,000 in cash and issued 95,500 shares of Series D Preferred Stock. The closing cash payment was funded from an advance from one of its principal stockholders and Chairman of the Board of ViewCast, H.T. Ardinger, Jr. Within twenty (20) days of the closing date, ViewCast has agreed to issue an additional 54,500 shares of Series D Preferred Stock, subject to adjustments as described in the APA. Two additional cash payments of up to $250,000 each are to be paid to Seller in the future. The first payment is due approximately six months and the second payment is due approximately 12 months after closing, subject to adjustments as described in the APA, including adjustments related to contract revenue levels achieved by DCi over six months and twelve months subsequent to the acquisition date.

      Each share of Series D Preferred Stock has a stated value of $10.00 with a conversion option to common stock at $1.50 per share of ViewCast common stock. The Series D Preferred Stock provides redemption rights for the holders and ViewCast and other rights as described in the Certificate of Designation of the Series D Preferred Stock. The Series D Preferred Stock is redeemable at its stated value at the holders' option upon written notice at any time after October 11, 2004. The Series D Preferred Stock is redeemable at its stated value at ViewCast's option upon written notice at any time after October 11, 2005 or prior to that date if the ViewCast common stock has a market value of $3.75 per share for ten consecutive trading days. In conjunction with the issuance of the Series D Preferred Stock, ViewCast and Seller entered into a Registration Rights Agreement.

     On October 11, 2002, part of the acquisition transaction included the payoff of the Seller's asset based revolving credit facility with Keltic Financial Partners, LP ("Keltic") by establishing a new asset based revolving credit facility for a period of one year with Keltic. DCi will utilize the $1.5 million Keltic credit facility for working capital support. The loan interest rate is, at the option of Keltic, the greater of: (a) the prime rate published in the "Money Rates" column of The Wall Street Journal from time to time or, in the

                       VIEWCAST.COM, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (CONTINUED)


event that The Wall Street Journal is not available at any time, such rate published in another nationally recognized publication as determined by Keltic, plus two hundred fifty (250) basis points per annum, or (b) seven and one-quarter percent (7.25%). In addition, ViewCast entered into a Guaranty of Payment and a Performance and Subordination Agreement with Keltic relating to this facility plus agreed to provide $350,000 of working capital to DCi within ninety days of the closing date. The $350,000 working capital commitment was supported by the issuance to DCi of a stand-by letter of credit from one of ViewCast's principal stockholders and Chairman of the Board of ViewCast, H.T. Ardinger, Jr.

     ViewCast and the Seller had prior to the acquisition entered into a Reseller Agreement to offer ViewCast products and ancillary services.

     At September 30, 2002, ViewCast had a working capital deficit of $4,093,991 and cash and cash equivalents of $213,651. ViewCast has experienced an overall sales decrease of 5.4% during the nine months ended September 30, 2002 compared to 2001 levels and, while wary of current economic conditions, anticipates that revenues will increase significantly during fourth quarter of 2002 and 2003 with the addition of DCi operations. ViewCast plans to improve its working capital position by increasing sales and lowering operating expenses, by further acquisitions and/or divestitures of its business segments, by exercise of warrants, as necessary, and by additional equity financing. ViewCast also anticipates that losses will continue for the balance of 2002 at a lower level than 2001, and until such time as total profit margins from the sales of its products and services exceeds its total development, selling, administrative and financing costs. ViewCast will continue to monitor and restructure its workforce and decrease operating expenses. During May 2001 through July 2002, ViewCast has reorganized its operations, reduced its workforce by 45 individuals and trimmed other related operating expenses. As a direct result of these measures, ViewCast has decreased selling, general and administrative expenses by over $2.4 million, or 39.6%, and development expenses by $965,468, or 29.0%, during nine months ended September 30, 2002 compared to the same period in 2001. While overall sales have declined, net loss for the nine months ended September 30, 2002 improved 39.9% over 2001 levels (excluding the effects of the $1,071,891 gain on sale of securities). ViewCast will remain proactive in managing its operating expenses.

     ViewCast utilizes significant capital to design, develop and commercialize its products and intends to fund its remaining 2002 and 2003 operating activities and sales growth by utilizing cash contributed from operations and its available working capital line of credit to the extent possible. ViewCast anticipates it will require additional capital during late 2002 or earlier 2003 for working capital to support the expansion of sales channels and market distribution, to develop and introduce new products and services, to enhance existing product offerings, to address unanticipated competitive threats or technical problems, to transition adverse economic conditions, to support newly acquired DCi operations and for completion of acquisition transactions. Although ViewCast has no firm arrangements with respect to additional financing, it is currently considering several proposals by potential investors relating to the issuance of convertible preferred stock or other equity in exchange for a cash investment in ViewCast. ViewCast has retained an investment-banking firm to assist in market and strategic alternatives, including divestitures and acquisitions. There can be no assurance that additional financing will be available to ViewCast on acceptable terms, or at all. Additional equity financing may involve substantial dilution to our then existing stockholders. In October 2002, to enhance financial performance and increase revenue, the Company acquired the assets and operations of DCi. The Company intends to actively pursue other such strategic merger and acquisition activities to the extent possible. In the event we are unable to raise additional capital or execute other alternatives, we may be required to sell segments of the business, or substantially reduce or curtail our activities. Such actions could result in charges that could be material to the ViewCast's results of operations or financial position.

    At September 30, 2002, ViewCast had no material commitments for capital expenditures.

                       VIEWCAST.COM, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (CONTINUED)


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     In management's opinion, there has been no material change in market risk since disclosed in Item 7A of ViewCast's Annual Report on Form 10-K, as amended, for the year ended December 31, 2001


ITEM 4. CONTROLS AND PROCEDURES

     Within ninety (90) days prior to the date of this report, an evaluation was performed under the supervision and with the participation of the Company's management, including the President and Chief Executive Officer ("CEO"), and the Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective in bringing to their attention material information relating to the Company required to be included in the Company's periodic SEC filings. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the most recent evaluation conducted by the CEO and CFO.

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

                    (Not Applicable)

          Item 3. Defaults Upon Senior Securities

                    (Not Applicable)

          Item 4. Submission of Matters to a Vote of Security Holders

               The Company held its Annual Meeting of Shareholders on September 18, 2002 and the following proposals were submitted to a vote by proxy of the shareholders of record on July 29, 2002:

               Proposal No. 1. To elect the Board of Directors (four directors) to serve until the next Annual Meeting of Shareholders. The following persons were nominated for election as directors of the Company with the following voting results:

                                                         Shares
                                                         Voted
                                          Shares        Against/        Share          Broker                     Total Shares
                Director Nominees       Voted For       Withheld     Abstentions     Non-votes       Results      Represented
                -----------------       ----------     ----------    -----------     ----------     ----------    ------------
               H.T. Ardinger, Jr        19,030,522         80,904             --             --        Elected     19,111,426
               Joseph Autem             19,030,522         80,904             --             --        Elected     19,111,426
               George C. Platt          19,025,982         85,444             --             --        Elected     19,111,426
               David A. Dean            19,030,522         80,904             --             --        Elected     19,111,426

               Proposal No. 2. Amend ViewCast's Certificate of Incorporation to increase the number of common shares authorized for issuance from 40,000,000 shares to 100,000,000 shares:

                                                         Shares
                                                         Voted
                                          Shares        Against/        Share          Broker                     Total Shares
                     Proposal           Voted For       Withheld     Abstentions     Non-votes       Results      Represented
                -----------------       ----------     ----------    -----------     ----------     ----------    ------------
               Increased in
               Authorized Shares        18,080,277        997,664         33,485             --           Pass     19,111,426

               Proposal No. 3. Amendment to increase shares of common stock reserved for the Company's 1995 Director Stock Option Plan from 250,000 shares to 500,000 shares:

                                                         Shares
                                                         Voted
                                          Shares        Against/        Share          Broker                     Total Shares
                     Proposal           Voted For       Withheld     Abstentions     Non-votes       Results      Represented
                -----------------       ----------     ----------    -----------     ----------     ----------    ------------
               Amend 1995
                 Director Stock
                 Option Plan            17,440,375      1,505,921        165,130             --           Pass     19,111,426

                       VIEWCAST.COM, INC. AND SUBSIDIARIES
                                OTHER INFORMATION


               Proposal No. 4. To ratify the appointment of Grant Thornton LLP as the Company's independent public accountants for the year ending December 31, 2002. Voting results were as follows:

                                                         Shares
                                                         Voted
                                          Shares        Against/        Share          Broker                     Total Shares
                     Proposal           Voted For       Withheld     Abstentions     Non-votes       Results      Represented
                -----------------       ----------     ----------    -----------     ----------     ----------    ------------
               Grant Thornton,
                LLP Ratification        18,950,957         53,924        106,545             --           Pass     19,111,426

          Item 5. Other Information

               The Company's Chief Executive Officer and Chief Financial Officer have furnished statements relating to its Form 10-Q for the quarter ended September 30, 2002 pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002. The statements are attached hereto as Exhibit 99.1.

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

                                             ViewCast.com, Inc.
                                             ------------------
                                             (Registrant)


                                    BY:

Date: November 14, 2002             /s/ Laurie L. Latham
                                    ---------------------------
                                    Laurie L. Latham
                                    Chief Financial Officer
                                    Principal Financial Officer

                                 CERTIFICATIONS


         I, George C. Platt, certify that:

1. I have reviewed this quarterly report on Form 10-Q of ViewCast.com, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 14, 2002                    /s/ George C. Platt
                                           -------------------------------------
                                           George C. Platt
                                           President and Chief Executive Officer

         I, Laurie L. Latham, certify that:

1. I have reviewed this quarterly report on Form 10-Q of ViewCast.com, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 14, 2002                      /s/ Laurie L. Latham
                                             -----------------------------------
                                             Laurie L. Latham
                                             Chief Financial Officer

                                  EXHIBIT INDEX

         Exhibit
         Number
         -------

         99.1     STATEMENTS FURNISHED PURSUANT TO SECTION 906 OF THE
                  SARBANES-OXLEY ACT OF 2002, 18 U.S.C. SECTION 1350