Form 10-K
period 2002-12-31
VIEWCAST COM INC
filed 2003-04-15
CIK 921313

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange
                                   Act of 1934
                  For the fiscal year ended December 31, 2002.
                                       or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
                                   Act of 1934

         For the Transition period from _____________ to _____________.

                         Commission File Number: 0-29020

                               VIEWCAST.COM, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

                    Delaware                                      75-2528700
-------------------------------------------------            -------------------
(State or Other Jurisdiction of Incorporation or               (I.R.S. Employer
                 Organization)                               Identification No.)

  17300 Dallas Parkway, Suite 2000, Dallas, TX                      75248
-------------------------------------------------            -------------------
    (Address of Principal Executive Offices)                      (Zip Code)
-------------------------------------------------            -------------------

        Registrant's telephone Number, Including Area Code: 972-488-7200
--------------------------------------------------------------------------------

Securities registered pursuant to Section 12(b) of the Act:

Securities registered pursuant to Section 12(g) of the Act:

            Title of Each Class                     Name of Each Exchange on Which Registered:
-----------------------------------------           ------------------------------------------
Common Stock, $.0001 par value                                         OTC-BB
Redeemable Common Stock Purchase Warrants                              OTC-BB

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] or No [ ].

Indicate by a check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [ ] or No [X].

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of March 31, 2003 was $3,105,544. As of March 31, 2003, there were 20,822,847 shares of the Company's common stock (par value $0.0001) outstanding.

Documents incorporated by reference: None

                                TABLE OF CONTENTS


ITEM                                                                                           PAGE
NO.                                             PART I                                         NO.

 1.  Business ..............................................................................    3

 2.  Properties ............................................................................   10

 3.  Legal Proceedings .....................................................................   11

 4.  Submission of Matters to a Vote of Security Holders ...................................   11

                                             PART II

 5.  Market For Registrant's Common Equity and Related Stockholder Matters .................   12

 6.  Selected Financial Data ...............................................................   13

 7.  Management's Discussion and Analysis of Financial Condition and
      Results of Operations ................................................................   14

7A.  Quantitative and Qualitative Disclosures About Market Risk ............................   23

 8.  Financial Statements and Supplementary Data ...........................................   24

 9.  Changes in and Disagreements With Accountants on Accounting and
      Financial Disclosure .................................................................   57

                                             PART III

10.  Directors and Executive Officers of the Registrant ....................................   58

11.  Executive Compensation ................................................................   60

12.  Security Ownership of Certain Beneficial Owners and Management ........................   67

13.  Certain Relationships and Related Transactions ........................................   69

14.  Controls and Procedures ...............................................................   70

                                             PART IV

15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K ......................   71

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

OVERVIEW

    ViewCast.com, Inc., doing business as ViewCast Corporation, ("ViewCast") develops and markets a variety of products and services that enable networked video communications and through its wholly owned subsidiary, Delta Computec Inc. ("DCi") provides professional information technology and customized network support services. We continue to be a leading global provider of enterprise-wide, video communication products for both real-time and on-demand applications which has been expanded and supplemented with the acquisition of the DCi's technology services and sales operations in October 2002.

    Prior to October 2002, ViewCast's organizational structure was based on one business segment engaged in the design, development and marketing of video products, systems and services. Since the acquisition of Delta Computec Inc. in October 2002, ViewCast now operates in two distinct business segments as follows:

VIDEO COMMUNICATIONS PRODUCTS AND SERVICES

    This business segment is engaged in designing, developing and marketing video communications products and services. ViewCast's Interactive Video Network is a suite of products and offerings that addresses the processing, distribution, and use of high-quality video throughout the enterprise in a variety of forms and applications and includes the Osprey(R) line of video capture and video compression-decompression cards, Viewpoint VBX(TM) video distribution systems and Niagara(TM) line of encoding and streaming video servers. Corporations, media organizations, financial institutions, educational networks, healthcare facilities, and government agencies utilize our products and services, as do their customers, vendors and others with whom they may communicate. ViewCast markets its video products and services directly to end-users, through original equipment manufacturers, value-added resellers and computer system integrators, worldwide.

IT SERVICES AND PRODUCTS

    This business segment includes the operations of DCi which provides customized network support, Internet and Intranet consulting, networking, maintenance and disaster recovery services as well as computer and networking product sales to Fortune 500 and 1000 companies. Customers include financial institutions, accounting firms, healthcare providers, pharmaceutical companies and educational institutions primarily in the northeastern United States.

    ViewCast's senior executives are: President and Chief Executive Officer George C. Platt, Chief Financial Officer and Senior Vice President Laurie L. Latham, Senior Vice President of Sales and Marketing Harry E. Bruner, Senior Vice President of Operations David T. Stoner, and Corporate Vice President John DeVito. John DeVito also serves as President of Delta Computec Inc. Our business was established in 1994 and became a public company in 1997. Our common stock and public warrants currently trade on the OTC Bulletin Board ("OTC BB") under the symbol VCST-OB and VCSTW-OB. We are headquartered in Dallas, Texas with the Osprey development office in Morrisville, North Carolina and Delta Computec Inc. located in Teterboro, New Jersey.

INDUSTRY BACKGROUND

Video Communications

    Low cost and highly versatile networks have propagated throughout the media, business, government, and education arenas. These organizations increasingly expect video to be an integral part of their communications and information source in parallel with data, text and voice. We believe organizations seek video products and services from network integrators and suppliers to implement and support workable solutions for their applications. We believe there will be increased usage of products and services that enable video communication within the desired quality, scalability and affordability parameters.

    Video enhances communications over networks, whether it is video streaming, broadcasting or conferencing. We believe cost-effective video communication applications and services are now attainable because the performance, capabilities and cost continue to improve significantly. Video can utilize existing network capabilities and equipment but is enhanced with the appropriate matching of hardware, software and networks for the specific application.

HOW VIEWCAST ADDRESSES THE INDUSTRY.

    ViewCast provides:

                  o      TECHNOLOGY.

                  o      PRODUCTS AND APPLICATIONS.

                  o      EXPERTISE AND SERVICES

    The chart below shows some of the leading video applications and the ViewCast video communications core products that are combined with codecs, gateways and endpoint technologies from other leading manufacturers to address these applications.

                                                  Viewpoint
                                                     VBX                                        Niagara
                                 Osprey Video     Switches,                     ViewCast       Streaming
                                 Capture Cards     Servers,      Viewpoint     Video Media   Encoders and
                                  and Codecs     and Gateway    VBX Gateway      Server         Gateway
                                 -------------   -----------    -----------    -----------   ------------
Video Content Capture                  x                                                           x
Video Content Conversion               x                                                           x
Desktop Video Conferencing                            x              x              x              x
Group Video Conferencing                              x              x              x              x
Distance Learning and Training                        x              x              x              x
Premise Distribution of                               x              x              x              x
TV/Video
Security and Surveillance              x              x              x              x              x
Video Analysis                         x              x              x              x              x
Marketing and Promotional                             x              x              x              x
Media and Entertainment                x                                                           x

    ViewCast's recently added IT Services business segment, DCi, increases our ability to successfully implement and support our products by providing installation, training, customer service, integration, customization, and contract development. ViewCast provides directly, and through its IT Services operation, comprehensive technology, network and video expertise enabling us to assist customers and other channel partners in identifying their communication and network needs and determine appropriate mechanisms for their requirements. IT Services and Products includes applications consulting and implementation, traditional network services, remote help desk and technology support, technology integration, maintenance, and product sales.

THE VIEWCAST STRATEGY

    Our objective is to establish ViewCast as a leading provider of video communications products and services and to enhance the provision of IT services to organizations and global enterprises. Our skills are applied to the processing, distribution and use of high-quality video along with networked data, text and voice. Our initiatives are directed to increase top line revenue, produce profitable results and increase balance sheet strength through the following:

    o FOCUS AND LEVERAGE OUR EXPERTISE, DEVELOPMENT AND TECHNOLOGY -- By leveraging our current core competencies and successful products and services, we maximize our return on development, increase margins in our offerings, and address the essential areas of the recovering video communications and technology market. Thus, we believe we are positioned to grow organically with the market, build market share and add revenues.

    o CONTINUE TO INCREASE AND ENHANCE OUR STRATEGIC PARTNERSHIPS -- We have established significant industry partnerships with leaders in the technology and video industry. We intend to strengthen these partnerships and continue to establish new partnerships to enhance endorsements, referrals, technology, product development, channel distribution, and sales. We seek companies who can add valuable services, technology or bundling opportunities to our offerings with the potential of future co-development, merger or acquisition by ViewCast.

    o EXPAND SALES, MARKETING AND DISTRIBUTION -- Critical to our success is an effective sales, marketing, and channel partner program. During 2002 we expanded our sales and marketing channels, including the launch of an e-commerce site for our video products and the acquisition of the assets and operations of DCi, an integrator and reseller of IT services and products in the northeastern United States. Many of DCi's existing customers are current or prospective users of video communications technologies especially within the financial, health and educational industries. ViewCast anticipates expanding DCi's technology and service offerings to include our video communications products and expertise. During 2003, we continue these efforts to increase sales as the economy recovers and expand on our current customer successes in the market. Our strategy is to utilize a combination of our direct sales force, resellers, system integrators, OEMs and custom application developers to distribute our product and service solutions.

    o MAINTAIN EFFICIENT AND COST-REDUCED OPERATIONS -- We have reduced costs significantly during 2002 and shall continue to maintain a reduced cost structure during 2003.

    o IMPLEMENT GROWTH AND STRATEGIC ALTERNATIVES/ INCREASE FINANCIAL STRENGTH -- We have completed one acquisition during 2002, and we believe the operations of DCi will more than double our 2003 revenues, compared to 2002, while increasing our customers, capabilities and sales channels. We intend to continue to progress on plans and alternatives to increase the revenue growth rate and financial resources of the ViewCast, including seeking additional product, technology or channel related acquisitions.

VIEWCAST PRODUCTS AND SERVICES

                   VIDEO COMMUNICATIONS PRODUCTS AND SERVICES

    ViewCast offers an array of video communication products that can be used for multiple applications in the private and public sectors. Our standards-based and multi-standards based products complement each other and can be used in a variety of ways to best serve our customers' needs. Our products also work within the framework of legacy systems, and are flexible enough to meet present and future needs. The ViewCast product family includes the Osprey(R) line of video capture cards and codecs, the Niagara(TM) Streaming Systems, the Viewpoint VBX(TM) video distribution and switching system and several other complementary products and technologies from leading suppliers.

    OSPREY VIDEO CAPTURE CARDS, CODECS AND VIDEO PERIPHERAL PRODUCTS. Under the well-known Osprey(R) brand, we design, develop, manufacture and market standards-based video and audio capture cards, codecs, and peripheral products for multimedia applications. Osprey(R) cards and codecs are sold worldwide through OEMs, integrators, and a worldwide network of VARs and distributors and are recommended by both Real Networks and Microsoft.

    We believe our Osprey(R) capture cards offer unique advantages to application developers, integrators and OEMs including a cross-platform API (application programming interface). These cards comply with most popular industry video standards, and we provide an expert support and development staff to enable custom development of required applications. The codecs capture, digitize, compress, transmit, receive, decompress and display full-motion video. The codecs are compatible with multiple video and audio compression standards and can be used for PCs and workstations that are based on the standard PCI-bus.

    NIAGARA STREAMING SYSTEMS(TM). We believe the growth in popularity of our Niagara Streaming Systems series of rack mount and portable systems is due to the growing sector of professional media creators, broadcasters and production professionals seeking state-of-the-art streaming solutions which provide a powerful, low-cost, turnkey option. The Niagara product line consists of a series of capture/encoding systems and streaming servers plus accessories and optional software and professional video equipment.

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

    Niagara Streaming Systems, and derivative appliances thereof, are distributed directly or through channels to video professionals in media and entertainment enterprises, corporations, ISPs, broadband networks, CDNs, educational institutions and governmental agencies.

    VIEWPOINT VBX(TM) SYSTEMS. Our Viewpoint VBX(TM) enterprise-wide video communication system provides switching, distribution, conferencing and gateway capabilities between broadband and narrowband networks and between desktops, conference rooms, and a variety of video communication resources. This suite of hardware and software technologies, inclusive of the Viewpoint VBX, Niagara and other products from leading suppliers, is also known as the "VIEWCAST INTERACTIVE VIDEO NETWORK" that collectively integrates previously separate video technologies into a single video switching and delivery environment. Video management software developed by ViewCast provides appropriate controls to each class of video user while removing the user from awareness of the technologies that source and deliver the video. ViewCast's VBX video network integrates technologies that source, switch, distribute and manage live and stored video assets in a variety of applications including video conferencing, premise video distribution, distance learning, video resource sharing and personal video communication.

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

    Benefits of the Viewpoint VBX(TM) include:

    o   USER-CONTROLLED ENVIRONMENT.

    o   APPLICATION-CONTROLLED ENVIRONMENT.

    o   VIDEO TRANSPORT TRANSPARENCY.

    o   VIDEO STANDARDS BRIDGING / INTEGRATED VIDEO NETWORK.

    o   FLEXIBLE APPLICATION OPTIONS.

    o   SCALABILITY.

OTHER VIDEO COMMUNICATIONS PRODUCTS AND SERVICES

    ViewCast created a patent-pending process for providing the creation, management, distribution and viewing of streaming media called EZStream(SM). Our process is embedded within the outsourced service models that we have developed to address the business market. We have developed extensive account management, measurement, and upload capabilities with a secure database that is optimized for media management and delivery. As part of focusing our resources, we currently do not actively market this service. We believe a new strategic alliance, channel, or licensing arrangement with a network or ISP company will provide new potential for this service.

                            IT SERVICES AND PRODUCTS

    Beginning October 11, 2002, ViewCast provides IT Services and Products through its subsidiary Delta Computed Inc. or DCi. DCi specializes in onsite professional services solutions, including Internet and Intranet consulting and networking, network support, maintenance and disaster recovery. With a 25-year operating history, DCi provides a wide array of computer systems, data communications and LAN/WAN information technology services and products in the northeastern United States. As a full service systems integrator, DCi analyzes customer's business needs and makes recommendations for current improvements and for the future. DCi services include:

      IT Consulting           Network Services       Staff Augmentation      PrinterCare Program

   Help Desk Services         PC Reserve/Rapid       Microsoft Rollouts       Cabling Services
                                  Restore

Video communications and      Field & On-site      Depot Repair Services   Network Query Language
      conferencing              Maintenance

MARKETING AND SALES

    We market our products and services directly or via third-party distribution channels including, but not limited to, OEMs, resellers and system integrators. These relationships are non-exclusive and typically require that these resellers participate in the marketing, installation and technical support of our products. DCi, ViewCast's wholly owned IT Services subsidiary, is also reseller of our video communications products. In addition, we plan to continue to expand our distribution channels both domestically and internationally.

    Our video communication products and services are marketed primarily to media and entertainment, Internet, corporate, financial, educational, security/telejustice, healthcare, governmental and network enterprises. In addition, our products are sold or licensed to integrators and value added resellers to integrate with their products or services.

    In early 2002, we added a retail storefront sales channel to the website offering Osprey and Niagara hardware and software. The 2002 e-commerce sales generated from this storefront totaled $417,000 and represented 5.3% of total video communication product revenue.

    The Video Communications Product Reseller Marketing program enhances our ability to cover domestic and international geographical territories and market segments in an efficient and cost-effective manner. This multi-tiered program provides benefits and rewards to our reseller partners for aggressively marketing ViewCast video products and services. Under the terms of the new reseller program, an authorized reseller of ViewCast products must meet certain qualifications regarding its business, personnel, product and market knowledge, and support and service capabilities. Through this authorized reseller program, we intend to expand and enhance channels of distribution that will most effectively place ViewCast video products into the marketplace.

    IT Services and Products are marketed directly to new and current customers mainly in the northeastern United States from DCi's offices in New Jersey and Delaware by its sales representatives and by its technical services managers.

PRODUCTION AND SUPPLY

    We build our current video products using contract manufacturers in the U.S and Asia. Our operations personnel in Dallas, Texas are responsible for parts planning, procurement, final testing and inspection to quality standards. We plan for most high-volume production to be handled through large OEMs or contract manufacturers.

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

INSTALLATION, SERVICE AND MAINTENANCE

    Most of our video card products are customer installable. We depend on our resellers to install and service the majority of our system products. Further, we maintain an in-house technical support group to assist our resellers and customers as required. The addition of DCi provides to our customers comprehensive installation, technical services, customer support and maintenance on a contract or project basis in the northeastern United States.

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

RESEARCH AND DEVELOPMENT

    We continue to focus on research and development activities related to video communications applications. Our recent development efforts have been devoted to the design and development of our products and software applications, primarily in the streaming and network sector. We will continue to make investments in core video technology and processing techniques, focusing on how to best apply the latest advancements in the industry into commercially viable products. In some cases, strategic partnerships will be utilized to offset some research and development costs.

    New products are scheduled for launch in 2003 in the Osprey, Niagara and Viewpoint VBX product families that will provide new capabilities and features for professional streaming video applications. New managed technical service options are scheduled for launch in 2003 by DCi that will provide new financing and budgeting flexibility for DCi's customers. We believe these products and services will be competitive and feature unique capabilities.

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

    We are not aware of any direct competitors that compete in all of our video communication product families and applications. However, among our direct competitors competing with one or more of our products or applications are:
Winnov, LP, Optibase Ltd., Video Network Communications, Inc., Avistar Communications Corp., Pinnacle Systems, Inc., Tandberg Inc., and Polycom, Inc. Electronics manufacturers such as Cisco Systems, Inc. may be sales channels for our products but also actively compete for business in this market.

    The market for IT Service and Products is highly competitive and characterized by a large number of participants and is subject to rapid change and intense competition. Competitors in this area include consulting companies, information technology vendors, value added resellers, system integrators, local and regional IT services firms, telecommunications providers and equipment vendors. We compete with numerous well-established IT service companies, and product suppliers. Certain of our competitors have significantly greater name recognition and financial and marketing dominance than does DCi.

    The competitors for IT Services and Products include consulting and service firms such as Seimens, EDS, IBM Global Services; hardware firms such as Dell Computers; and telecommunications firms such as AT&T Corporation.

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

    We believe that product recognition is an important competitive factor and, accordingly, we promote the ViewCast(R), Osprey(R), Niagara(TM), Viewpoint VBX(TM), SimulStream(TM), Niagara SCX(TM), PC Reserve(SM) and EZStreamSM names, among others, in connection with our marketing activities, and have applied for or received trademark or service mark registration for such names. Our use of these marks and our trade names may be subject to challenge by others, which, if successful, could have a material adverse effect on us.

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

EMPLOYEES

    As of March 31, 2003, we had one hundred forty-six (146) employees, five (5) of whom are in executive positions, fourteen (14) of whom are engaged in engineering, research and development, seventeen (17) of whom are engaged in marketing and sales activities, ninety (90) of whom are engaged in operations and twenty (20) of whom are in finance and administration. None of our employees are represented by a labor union. We consider our employee relations to be satisfactory.

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

    Some of the statements in this Report on Form 10-K under "Business", "Management's Discussion and Analysis of Financial Conditions and Results Of Operations", and elsewhere in the Report constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include statements regarding ViewCast's expectations, beliefs, hopes, intentions or strategies regarding the future. These statements involve known and unknown risks, uncertainties, and other factors that may cause our or our industry's actual results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, product demand and market acceptance risks, the impact of competitive products and pricing, product development, commercialization and technological difficulties, capacity and supply constraints or difficulties, general business and economic conditions, the availability of sufficient working capital, the ability to service our debt, continued significant losses, the ability to successful integrate acquired operations, the effect of our accounting polices and other risks detailed in the Annual Report on Form 10-K for the year ended December 31, 2001, as amended, the Registration Statements on Form S-3 filed on April 26, 2000 and June 30, 2000 and other filings with the Securities and Exchange Commission.

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

ITEM 2. PROPERTIES

    Our executive offices and some of our sales, design and development activities are located in approximately 14,731 square feet of leased space in Dallas, Texas. The lease expires in December 2005 and provides for a base annual rent of $243,061. Our assembly operations are located in approximately 7,760 square feet of leased space in Dallas, Texas. The lease expires in August 2003 and provides for a base annual rent of $63,740. The assembly operations lease expiring during 2003 will either be extended or new space will be obtained within the same geographic area.

    The Osprey product development activities are located in approximately 11,900 square feet of leased space in Morrisville, North Carolina. The main lease for approximately 10,000 square feet expired in December 2002 and provided for a base annual rent of $129,550. The remaining 1,900 square feet expires in January 2005 and provides for a base annual rent of $23,831. The main lease that expired during 2002 has been extended on a short term basis at a similar rental rate as previously paid and will either be further extended or new space will be obtained within the same geographic area.

    The Delta Computec Inc. office and warehouse operations are located in approximately 18,300 square feet within a total of 38,000 square feet of leased space in Teterboro, New Jersey. A sublease tenant occupies the remainder of the building. The lease for approximately 38,000 square feet expires in July 2007 and provides for a base annual rent of $336,657. A sublease for approximately 19,700 square feet of leased space in the Teterboro facility expires in July 2003 and provides annual base rental income of $137,000 to offset the rental expense. Management expects the sublease expiring during July 2003 is to be extended. A field service/sales office is located in Claymont, DE is on a month-to-month lease and provides for a base annual rental of $13,500.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    (None)

                                     PART II

ITEM 5. MARKET FOR REGISTRANTS COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

COMMON STOCK PRICE RANGE

    As of March 31, 2003, there were 20,822,847 shares of Common Stock and 2,616,348 Public Warrants outstanding. The following table sets forth, for the periods indicated, the high and low sales prices for the Common Stock and the Public Warrants on the Nasdaq prior to April 4, 2002 and the OTC-BB beginning on April 4, 2002. Our Common Stock prior to April 4, 2002 was traded on the Nasdaq under the symbol "VCST." Our Public Warrants prior to April 4, 2002 were traded on the Nasdaq under the symbol "VCSTW." As of April 4, 2002 our Common Stock and Public Warrants are traded on the OTC-BB under the symbol "VCST.OB" and "VCSTW.OB" respectively. These over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions. The trading market in our securities may at times be relatively illiquid due to low trading volume.

                  COMMON STOCK         PUBLIC WARRANTS
                -----------------     -----------------
FISCAL 2001      HIGH       LOW        HIGH       LOW
-----------     ------     ------     ------     ------
1st Quarter     $ 1.44     $ 0.69     $ 0.69     $ 0.28
2nd Quarter       1.19       0.69       0.57       0.26
3rd Quarter       1.02       0.50       0.61       0.28
4th Quarter       0.84       0.44       0.57       0.27

                  COMMON STOCK         PUBLIC WARRANTS
                -----------------     -----------------
FISCAL 2002      HIGH       LOW        HIGH       LOW
-----------     ------     ------     ------     ------
1st Quarter     $ 0.75     $ 0.45     $ 0.39     $ 0.17
2nd Quarter       0.66       0.30       0.40       0.25
3rd Quarter       0.52       0.24       0.30       0.17
4th Quarter       0.40       0.14       0.25       0.15

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

    On March 31, 2003, the last reported sales prices for the Common Stock and the Public Warrants as reported on the OTC-BB were $0.17 and $0.20, respectively.

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

                                                                                   YEAR ENDED DECEMBER 31,
                                                         ------------------------------------------------------------------------
                                                             1998           1999           2000           2001           2002
                                                         ------------   ------------   ------------   ------------   ------------
                CONSOLIDATED STATEMENTS
                     OF OPERATIONS:
Net sales .............................................  $  8,027,948   $  7,270,080   $ 10,439,404   $  7,950,887   $ 10,427,540
Cost of goods sold ....................................     4,181,128      3,948,377      4,782,130      3,575,411      5,526,644
                                                         ------------   ------------   ------------   ------------   ------------
Gross profit ..........................................     3,846,820      3,321,703      5,657,274      4,375,476      4,900,896

Operating expenses:
  Selling, general and administrative .................     8,352,476      7,543,409      9,545,307      7,604,415      5,248,892
  Research and development ............................     3,090,102      2,930,761      4,003,169      4,200,571      2,936,778
  Restructuring charge ................................       402,800             --             --        219,604        270,000
  Depreciation and amortization .......................       524,427        617,086        753,786        932,554        847,659
                                                         ------------   ------------   ------------   ------------   ------------
      Total operating expenses ........................    12,369,805     11,091,256     14,302,262     12,957,144      9,303,329
                                                         ------------   ------------   ------------   ------------   ------------

Operating loss ........................................    (8,522,985)    (7,769,553)    (8,644,988)    (8,581,668)    (4,402,433)

Other income (expense):
  Dividend and interest income ........................        34,117        249,985        354,315         35,069          1,737
  Interest expense ....................................      (877,873)      (954,168)      (602,558)      (677,087)      (790,081)
  Gain on sale of available-for-sale securities .......            --             --             --         47,425      1,071,891
  Other ...............................................            48             62          4,246        103,306         14,091
                                                         ------------   ------------   ------------   ------------   ------------
      Total other income (expense) ....................      (843,708)      (704,121)      (243,997)      (491,287)       297,638
                                                         ------------   ------------   ------------   ------------   ------------

Net loss ..............................................  $ (9,366,693)  $ (8,473,674)  $ (8,888,985)  $ (9,072,955)  $ (4,104,795)
                                                         ============   ============   ============   ============   ============

Preferred dividends and accretion of
  issue costs .........................................      (175,945)      (778,381)      (819,828)    (1,038,928)      (799,628)

Net loss applicable to common stockholders ............  $ (9,542,638)  $ (9,252,055)  $ (9,708,813)  $(10,111,883)  $ (4,904,423)
                                                         ============   ============   ============   ============   ============

Net loss per share - basic and diluted ................  $      (1.02)  $      (0.71)  $      (0.62)  $      (0.59)  $      (0.24)
                                                         ============   ============   ============   ============   ============

Weighted average number of
   common shares outstanding ..........................     9,367,537     13,105,884     15,714,244     17,204,891     20,394,933
                                                         ============   ============   ============   ============   ============

                                                                                    YEAR ENDED DECEMBER 31,
                                                         ------------------------------------------------------------------------
                                                             1998           1999           2000           2001           2002
                                                         ------------   ------------   ------------   ------------   ------------
                      CONSOLIDATED
                  BALANCE SHEET DATA:
Cash and cash equivalents .............................  $    439,791   $  4,315,980   $  3,898,176   $    851,464   $    288,519
Working capital .......................................     1,456,778      7,575,154      3,929,039       (928,157)    (6,002,351)
Total assets ..........................................    13,611,590     13,565,382     11,713,579      8,871,535      7,658,143
Long-term debt and redeemable
     preferred stock ..................................     1,360,000             --        950,000        950,000      1,937,120
Stockholders' equity ..................................     4,255,308      9,407,614      5,282,309       (202,141)    (4,813,331)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    This Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. Actual results may differ materially form those indicated in the forward-looking statements. Please see the "Special Note Regarding Forward-Looking Statements" elsewhere in the Report on Form 10-K.

OVERVIEW

    ViewCast.com, Inc., doing business as ViewCast Corporation, ("ViewCast") develops and markets a variety of products and services that enable networked video communications and provides professional information technology and customized network support services through its wholly owned subsidiary, Delta Computec Inc. ("DCi"). We continue to be a leading global provider of enterprise-wide, video communication products for both real-time and on-demand applications which has been expanded and supplemented with the acquisition of DCi's technology services and sales operation in October 2002.

    Prior to October 2002, ViewCast's organizational structure was based on one business segment engaged in the design development and marketing of video products, systems and services. Since the acquisition of DCi in October 2002, ViewCast now operates in two distinct business segments, video communications products and services and IT services and products as follows:

VIDEO COMMUNICATIONS PRODUCTS AND SERVICES

    This business segment is engaged in designing, developing and marketing video communications products and services. ViewCast's Interactive Video Network is a suite of products and offerings that addresses the processing, distribution, and use of high-quality video throughout the enterprise in a variety of forms and applications and includes the Osprey(R) line of video capture and video compression-decompression cards, Viewpoint VBX(TM) video distribution systems and Niagara(TM) line of encoding and streaming video servers. Corporations, media organizations, financial institutions, educational networks, healthcare facilities, and government agencies utilize our products and services, as do their customers, vendors and others with whom they may communicate. ViewCast markets its video products and services directly to end-users, through original equipment manufacturers, value-added resellers and computer system integrators, worldwide.

IT SERVICES AND PRODUCTS

    This business segment includes the operations of Delta Computec Inc. which provides customized network support, Internet and Intranet consulting, networking, maintenance, disaster recovery services as well as computer and networking product sales to Fortune 500 and 1000 companies. Customers include financial institutions, accounting firms, healthcare providers, pharmaceutical companies and educational institutions primarily in the northeastern United States.


CRITICAL ACCOUNTING POLICIES

    Management's discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. We review the accounting policies we use in reporting our financial results on a regular basis. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an on-going basis we evaluate our estimates, including those related to accounts receivable, inventories, investments, warranty obligations, income taxes, restructuring and contingencies and litigation. Our estimates are based on historical experience and other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. In addition to the items listed above which are affected by estimates, we believe that the following are among critical accounting policies used in the preparation of our consolidated financial statements:

    o Revenue Recognition - We recognized hardware product revenue using the guidance from SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements and Statement of Financial Accounting Standards No. 48, Revenue Recognition When Right of Return Exists. We recognize software revenue in accordance with SOP 97-2, Software Revenue Recognition, as amended by SOP 98, Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions. Under these guidelines, we defer revenue recognition on transactions where persuasive evidence of an arrangement does not exist, title has not transferred, product payment is contingent upon performance of installation or service obligations, the price is not fixed or determinable or payment is not reasonably assured. In addition we defer revenue associated with maintenance and support contracts and recognize revenue ratably over their term.

    o Allowance for Doubtful Accounts - We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers or distribution partners were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

    o Excess and Obsolete Inventories - We write down our inventories for estimated obsolescence and unmarketable inventory equal to the difference between the cost of the inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less than those projected by management, additional write-downs may be required.

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


RESULTS OF OPERATIONS

     YEAR ENDED DECEMBER 31, 2002 COMPARED TO YEAR ENDED DECEMBER 31, 2001.

    NET SALES. Net sales for the year ended December 31, 2002 increased 31.1% to $10,427,540 from $7,950,887 reported in 2001. The overall increase was due principally to the acquisition of DCi and inclusion of their operations during the fourth quarter of 2002 ($2,542,109) and a modest increase in system sales from the prior year offset by declines in sales of Osprey video products. Total 2002 sales of $7,885,431 for the video communications products segment declined slightly by 0.8%, compared to 2001, reflecting continued depressed economic conditions and reduced levels of technology spending for much of 2002 in the United States and Europe.

    OSPREY PRODUCT SALES. During the year ended December 31, 2002, sales of Osprey(R) video products decreased 1.7% over 2001 levels and represented 81.1% of total 2002 video product revenues, compared to 81.8% of total revenues in 2001. The 2002 domestic and European sales of Osprey products declined 13.2% and 10.0%, respectively over 2001 levels, while sales in the Pacific Rim increased 20.1% reflecting increased demand from all major distributors in the region. On a product basis, 2002 unit sales of all Osprey product families decreased, compared to last year, with the exception of the Osprey 210/220 series of products, which have increased 80.3% over 2001 levels and the Osprey 540 product line which was introduced in April of 2002.

    In January 2002, ViewCast opened its new e-commerce site featuring the Osprey streaming/capture cards as well as, Osprey SimulStream and Niagara SCX software products. In addition to the new e-commerce offerings, the site offers a full range of online order processing and tracking services, technical support content and easy access to product drivers and upgrades. During 2002, e-commerce sales totaled $408,978 and represented 6.3% of total Osprey 2002 product sales.

    In April 2002, ViewCast introduced its new Osprey-540 professional digital and analog capture card designed specifically for streaming media applications, and through December 31, 2002 has represented approximately 8.5% of Osprey product sales. Building on the established quality and reliability of the Osprey-500 series, the Osprey-540 further expands streaming content creation into the professional media market and offers an array of inputs, outputs and advanced features that allow streaming to seamlessly integrate with professional media equipment. The Osprey-540 directly addresses the needs of professional broadcast facilities, Fortune 1000 enterprises, entertainment studios and post-production houses. With new product enhancements, the addition of our e-commerce strategy, and as the economy recovers, we expect to increase Osprey product sales during 2003.

    VIEWPOINT VBX(TM) VIDEO DISTRIBUTION SYSTEM AND NIAGARA(R) STREAMING/ENCODING SYSTEMS. During the twelve months ended December 31, 2002, combined systems sales totaled $1,252,553 and represented 15.9% of total 2002 video product revenues, an increase of 11.9 % over 2001 video product revenues. The increase was due to sales of ViewCast's Niagara systems during 2002, increasing by 96.2%, over 2001 levels, reflecting increased brand awareness of our streaming and encoding servers while Viewpoint VBX systems sales experienced a 19.0% decline over the same period. Enterprise VBX systems sales have been impacted by the economic slowdown and postponement of information technology spending.

    In 2001, ViewCast announced the sales of VBX video distribution and conferencing systems to HSBC Bank USA and to Siemens Information and Communications Group who was chosen to supply a division of The Standard Bank of South Africa with a fully integrated trading solution incorporating their HiPath Product suite. VBX System 2002 revenues from expansion and follow-on business with regard its financial services opportunities accounted for $407,000 of revenues during 2002 and additional expansion of these opportunities are expected in the first half of 2003. We continue to note increasing levels of interest and sales activity our system product offerings and expect that such activity should result in increased 2003 revenue.

    As a reseller for ViewCast's video systems products, DCi should contribute to improving revenues by creating interest within their customer base to utilize our system products, by bundling services with hardware and software sales and by the addition of complementary product offerings. Additionally, DCi will provide expanded sales channels, enhanced customer support through real-time IT integration and access to key clients in their vertical markets.

    IT SERVICES AND PRODUCTS. In October 2002, ViewCast acquired the assets and operations of DCi, a provider of professional information technology and customized network support services to Fortune 500 and Fortune 1000 corporations, mid-sized companies, hospitals, health care facilities and financial institutions primarily in the northeastern United States. IT services and product sales totaled $2,542,109 for the three months ended December 31, 2002 and represented 24.4 % of total 2002 ViewCast revenues. Contract service fees for customized network support, Internet and Intranet consulting, networking, maintenance, disaster recovery services totaled $2,263,959 and IT product sales totaled $278,150. There were no comparable IT service and product sales during 2001.

    OTHER REVENUES. Other video product revenues consisting of software maintenance, training, engineering consulting fees and professional services totaled $234,574 during 2002, a decrease of $90,401 compared to $324,975 reported in 2001. With the exception of engineering design service revenue, which showed a slight increase in 2002, maintenance, installation and support services trended lower in relation to reduced VBX systems revenues.

     COST OF GOODS SOLD/GROSS MARGINS. Cost of goods sold totaled $5,526,644 for the year ended December 31, 2002, a 54.6% increase from 2001 reflecting the increased cost of goods associated with DCi IT service and product sales. Gross profit margin for the year ended December 31, 2002 was 47% compared to 55.0% in 2001, although the video products segment's margin was virtually unchanged for 2002 compared to 2001. The lower gross margins during 2002 reflect the fourth quarter acquisition of DCi which traditionally experiences lower margins in the 20% range (consistent to this industry) compared to the video products segment's historical margins in the 50% range.

     We anticipate total consolidated gross margins, as a percentage of total revenues, will decline in future periods compared to 2002 due to the acquisition and consolidation of the operations of DCi. Excluding DCi, however, we expect margins for our Osprey products, Niagara systems and VBX Systems to remain in the 50% - 56% range during 2003. Margins will be affected quarter to quarter by promotional activities, price adjustments, cost of materials, inventory obsolescence, the introduction of new products and the sales mix between products and services in any one reporting period.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expenses for year ended December 31, 2002 totaled $5,248,892, a decrease of 31.0% from $7,604,415 reported last year. The decrease reflects workforce reductions and efforts during 2002 to trim operating expenses in all video product groups offset with the additional expense from DCi's operations. Sales and sales support expenses decreased 47.5% over last year while finance and administrative, customer support and marketing expenses decreased 2.3%, 34.8%, and 42.3%, respectively compared to a year ago.

     RESEARCH AND DEVELOPMENT EXPENSE. Research and development expense for 2002 totaled $2,936,778, a decrease of 30.1% over 2001 levels, reflecting a decrease in personnel and related expenses. In addition, ViewCast incurred significant prototype development and certification expenses associated with new Osprey product offering in 2001 with considerably lower comparable expense in 2002.

     RESTRUCTURING. During 2002 ViewCast incurred restructuring costs of $270,000 compared to $219,604 in 2001. In accordance with a Board Of Directors approved plan of restructuring, charges during 2002 included costs for employee severance and benefits for personnel reductions made in sales, marketing, development and manufacturing departments and for impairment of related fixed assets and capitalized software. At December 31, 2002, ViewCast had no accrued restructuring charges. DCi currently has no significant research and development activities.

     OTHER (INCOME) EXPENSE. Total other income (expense) for 2002 totaled $297,638 compared to $(491,287) in 2001. The other income for 2002 includes a $1,071,891 gain on exchange of available-sale-securities for principal reduction in line of credit financing arrangement, which occurred on May 6, 2002 (See Part
2. Item 8. Financial Statements, Note 6 and Note 9). Interest expense for 2002 and 2001 was $790,081 and $677,087, respectively, representing interest on ViewCast's stockholder line-of-credit financing as well as interest on ViewCast's long-term debt, interest on DCi's line-of-credit financing and amortization of related issue costs. Interest expense increased 16.7% over 2001 levels due to the increased average balance of its line-of-credit during 2002 and the addition of DCi's line of credit facility with Keltic Financial Partners, LP. Additionally, 2002 interest income declined over 2001 levels reflecting reduced earnings on lower cash and cash equivalents balances compared to 2001.

     NET LOSS. Net loss for the year ended December 31, 2002 was $4,104,795, a 54.8% improvement over the $9,072,955 loss reported in the comparable period in 2001 due to significantly reduced operating expenses resulting from ViewCast's restructuring efforts and a $1,071,891 one-time gain on disposition of available-for-sale securities. These efforts were offset in part by increased interest expense and increased expenses from DCi's operations over 2001 levels.


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

    NIAGARA(R) STREAMING/ENCODING SYSTEMS AND VIEWPOINT VBX(TM) VIDEO DISTRIBUTION SYSTEM SALES. During the year ended December 31, 2001, combined systems sales totaled $1,119,243 a decrease of 52.6% compared to the prior year. System revenues have been most clearly impacted by the economic slowdown and the general softening and postponement of IT spending, especially in the financial services sector. In May 2001 through November 2001, we reduced and reorganized our workforce associated with the product lines and focused our system sales, marketing and development efforts on education/distance learning, financial services, security/telejustice and media network applications. In September 2001, ViewCast announced the sale of VBX video distribution and conferencing systems to HSBC Bank USA through a reseller Delta Computer Group. The systems provide video distribution capabilities for HSBC's New York and New Jersey locations, as well as connectivity to VBX systems in Europe and Hong Kong. In December 2001, we sold VBX equipment to Siemens Information and Communications Group who was chosen to supply a division of The Standard Bank of South Africa a fully integrated trading solution incorporating their HiPath Product suite. The offering incorporates the Viewpoint VBX video communication system as an integrated touch screen application providing video conferencing and video broadcast capability with point and click ease.

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

     RESTRUCTURING. In April 2001, ViewCast's Board of Directors approved a plan of restructuring that included a reduction in ViewCast's workforce to decrease operating expenses. Charges during 2001 included costs of $219,604 for employee severance and benefits associated with the involuntary termination of 26 employees. Personnel reductions were made in ViewCast's finance and administration, marketing and sales, operations, and engineering, research and development departments.

     OTHER (INCOME) EXPENSE. Total other expense for the twelve months ended December 31, 2001 totaled $491,287, an increase of 101.3% over the prior year period reflecting the addition of interest expense and amortization of debt issue costs associated with ViewCast's 7% Senior Convertible Debentures, interest from additional line-of-credit borrowings and reduction of interest income earned on ViewCast's cash and cash equivalents during the nine months ended September 30, 2001. These expenses were partially offset by other income of $154,165 from the sale of available-for-sale securities and forfeiture of conversion inducement fees.

     NET LOSS. Net loss for the year ended December 31, 2001 was $9,072,955, an increase in loss of 2.1% from 2000. Net loss for 2001 reflects decreases in net sales and increases in research and development expense, partially offset by declining selling, general and administrative expenses and improving gross margins.


LIQUIDITY AND CAPITAL RESOURCES

     ViewCast's primary sources of funds for conducting its business activities are derived from sales of its products and from sales of its debt and equity securities. ViewCast requires working capital primarily to fund operating losses, increase inventories and accounts receivable during sales growth, develop products, service debt, purchase capital assets and acquire the operations of others.

     Net cash used in operating activities for the year ended December 31, 2002 totaled $2,179,658 due principally to the reported net loss of $4,104,795 offset by adjustments for non cash operating expenses of $111,619 and net cash positive changes in operating assets and liabilities of $1,813,518. Cash generated from the net change in operating assets was due principally to utilization of inventory on hand, increased trade receivable collections and a net increase in trade payables and accrued expenses.

     Cash generated from investing activities during the twelve months ended December 31, 2002 totaled $2,105,313. Proceeds of $2,910,641 were generated from the sale of available-for-sale securities while cash of $721,694 was utilized to purchase the assets and operations of Delta Computec Inc. and cash of $107,847 was used to purchase fixed assets.

     During the twelve months ended December 31, 2002, ViewCast's financing activities utilized cash of $488,600 principally due to the net repayment of $1,185,641 of short-term borrowings under the terms of its asset-based stockholder line of credit facility offset in part by proceeds of $500,000 advanced from one of its principal stockholders and Chairman of the Board of ViewCast, H.T. Ardinger, Jr. to fund the initial cash payment for the purchase of the assets and operations of Delta Computec Inc. Additional financing proceeds of $179,574 were received from borrowings under Delta Computec's asset-based lending line of credit. ViewCast also received proceeds of $17,467 from the sale of common stock under the terms of its Employee Stock Purchase Plan.

     Since October 1998, ViewCast has maintained a working capital line of credit financing arrangement with an entity controlled by one of its principal stockholders, who is currently Chairman of the Board. In February 2001, ViewCast amended the facility to increase the credit line commitment from $9.0 million to $12.0 million, extended the maturity date of the agreement to March 15, 2003, and expanded the asset base for lending to include DynTek, Inc. ("DYTK") common stock owned by ViewCast which was acquired in a strategic business alliance in September of 1998. On February 28, 2003, ViewCast amended the credit facility to revise and extend the maturity date to March 31, 2004. The availability of funds under this facility is subject to certain borrowing base limitations based principally on outstanding accounts receivable and inventory. All of the DYTK shares were sold in exchange for a reduction in note principal on May 6, 2002. At December 31, 2002, ViewCast had exceeded its borrowing base by $3.2 million and had outstanding $5.2 million of the line-of-credit facility. The noteholder has agreed to waive through June 30, 2003 the repayment of any outstanding financing that may be in excess of the borrowing base. Effective January 1, 2002, the noteholder also agreed that all accrued and unpaid interest on the note shall be due and payable on the earlier of (a) sixty (60) days following receipt of written demand for payment, or (b) the maturity date. The facility will continue to be utilized for working capital by ViewCast to the extent possible depending on future levels of accounts receivable and inventory.

     Effective May 6, 2002, ViewCast sold all its available-for-sale securities comprised exclusively of 1,140,310 shares of DYTK common stock for $2,910,641. All proceeds were used to make a principal reduction in its stockholder line-of-credit note balance. The price per share of DYTK stock of $2.553 was determined by negotiations between the parties and represented a premium to the fair market trading value of DYTK shares on May 6, 2002 of $2.00 per share. During 2002, ViewCast borrowed $1.7 million under the terms of the stockholder line of credit financing arrangement and reduced the principal by $2.9 million, resulting in a net principal note reduction of $1.2 million during 2002.

     In January 2002, ViewCast extended the expiration date of its outstanding public and public equivalent common stock purchase warrants to February 3, 2005 from February 3, 2002. Additionally, effective March 1, 2002, ViewCast decreased the effective exercise price per share of common stock of the warrants from $4.19 to $1.00. The warrants are redeemable by ViewCast under certain conditions. As of December 31, 2002, there were 3,799,680 public and public equivalent warrants outstanding. The exercise price reduction and extension of the expiration date also applies to the issuance of up to 122,500 public warrants upon exercise of certain representative warrants.

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

     At December 31, 2002, ViewCast had a consolidated stockholders' deficit of $4,813,331, and in accordance with Delaware law, was precluded from paying dividends on its outstanding Series B and Series C convertible preferred stock. As a result, no preferred stock dividends were declared or paid during 2002. The Series B and Series C preferred stock issues carry cumulative dividends of 8% and 9% per year, respectively, and are generally payable semi-annually in arrears in cash or common stock of ViewCast, at ViewCast's option. Cumulative dividends in arrears on preferred shares are approximately: Series B-$640,000, Series C-$177,534. Holders of Series B and Series C preferred stock have no voting rights except as required by law.

     On October 11, 2002, ViewCast completed the acquisition of the assets and operations of Delta Computec Inc. pursuant to an Asset Purchase Agreement dated as of May 31, 2002 (the "APA") between Delta Computec Inc. (the "Seller"), a New York corporation, and its parent and sole stockholder, NQL Inc., a Delaware corporation. The acquisition assets and operations were assigned to ViewCast's wholly owned subsidiary renamed Delta Computec Inc., a Delaware company ("DCi"), and known as MMAC Communications Corp. at the time of the acquisition.

     DCi is a provider of professional information technology and customized network support services to Fortune 500 and Fortune 1000 corporations, mid-sized companies, hospitals, health care facilities and financial institutions primarily in the northeastern United States. Management believes that this transaction should enhance ViewCast's ability to move to profitability and to provide DCi's customers with additional products and support. Management believes that DCi should not only increase ViewCast's revenue through its ongoing operations, it should also increase current systems revenue by enabling ViewCast to bundle services with hardware and software. Additionally, DCi should provide expanded sales channels, enhanced customer support through real-time IT integration and access to customers in key vertical markets.

     The combined maximum total consideration to be paid by ViewCast pursuant to the APA is equal to $2.5 million subject to adjustment. ViewCast purchased all of the Seller's assets, including all of its operating assets, property, contracts and customer lists for a combination of up to $1 million in cash, issuance of up to 150,000 shares of Series D Redeemable Convertible Preferred Stock (the "Series D Preferred Stock"), and the assumption of certain liabilities as outlined in the terms of the APA established based on arms-length negotiations. The assets acquired include computers and related equipment used in providing professional information technology and customized network support services.

     On the closing date of October 11, 2002, ViewCast paid $500,000 in cash and issued 95,500 shares of Series D Preferred Stock. The closing cash payment was funded from an advance from one of its principal stockholders and Chairman of the Board of ViewCast, H.T. Ardinger, Jr. On October 30, 2002 and January 10, 2003, ViewCast issued 19,212 and 10,539 additional shares of Series D Preferred Stock, respectively, as additional consideration for adjustments required by the APA. Two additional cash payments of up to $250,000 each are to be paid to Seller in the future. The first payment is due approximately six months and the second payment is due approximately 12 months after closing, subject to adjustments as described in the APA, including adjustments related to contract revenue levels achieved by DCi over six months and twelve months subsequent to the acquisition date and including a provision providing for a portion of the cash payment to be made with shares of Series D Preferred Stock.

      Each share of Series D Preferred Stock has a stated value of $10.00 with a conversion option to common stock at $1.50 per share of ViewCast common stock. The Series D Preferred Stock provides redemption rights for the holders and ViewCast and other rights as described in the Certificate of Designation of the Series D Preferred Stock. The Series D Preferred Stock is redeemable at its stated value at the holders' option upon written notice at any time after October 11, 2004. The value of the 114,712 shares issued and outstanding at December 31, 2002 reflect a discount of $160,000 from the stated value of $1,147,120 and will be reflected as preferred dividends until the initial redemption date of October 11, 2004. The Series D Preferred Stock is redeemable at its stated value at ViewCast's option upon written notice at any time after October 11, 2005 or prior to that date if the ViewCast common stock has a market value of $3.75 per share for ten consecutive trading days. In conjunction with the issuance of the Series D Preferred Stock, ViewCast and Seller entered into a Registration Rights Agreement.

     On October 11, 2002, part of the acquisition transaction included the payoff of the Seller's asset based revolving credit facility with Keltic Financial Partners, LP ("Keltic") by establishing a new asset based revolving credit facility for a period of one year with Keltic. DCi will utilize the $1.5 million Keltic credit facility for working capital support. The loan interest rate is, at the option of Keltic, the greater of: (a) the prime rate published in the "Money Rates" column of The Wall Street Journal from time to time or, in the event that The Wall Street Journal is not available at any time, such rate published in another nationally recognized publication as determined by Keltic, plus two hundred fifty (250) basis points per annum, or (b) seven and one-quarter percent (7.25%). In addition, ViewCast entered into a Guaranty of Payment and a Performance and Subordination Agreement with Keltic relating to this facility plus agreed to provide $350,000 of working capital to DCi within ninety days of the closing date. The $350,000 working capital commitment was supported by the issuance to DCi of a stand-by letter of credit from one of ViewCast's principal stockholders and Chairman of the Board of ViewCast, H.T. Ardinger, Jr. The revolving credit facility contains certain financial covenants. At December 31, 2002, ViewCast was in default of two of these covenants and has obtained a waiver of the defaults from Keltic.

     At December 31, 2002, ViewCast had a working capital deficit of $6,022,351 and cash and cash equivalents of $288,519. ViewCast has experienced an overall sales increase of 31.1% for 2002 compared to 2001 levels as a direct result of the DCi acquisition during the fourth quarter of 2002. While wary of current economic conditions, ViewCast anticipates that revenues will more than double during 2003 with the addition of DCI operations and assuming moderate growth across all business segments. ViewCast plans to improve its working capital position by increasing sales and lowering operating expenses, by further acquisitions and/or divestitures of its business segments, by exercise of warrants, as necessary, by additional equity financing and by restructuring its debt. ViewCast also anticipates that losses will continue into the first half of 2003 but will continue to trend to lower levels than 2002, and until such time as total profit margins from the sales of its products and services exceeds its total development, selling, administrative and financing costs. ViewCast will continue to monitor and restructure its workforce and decrease operating expenses. During May 2001 through July 2002, ViewCast has reorganized the operations of its video products business segment and reduced its workforce by 45 individuals and trimmed other related operating expenses. As a direct result of these measures, ViewCast (excluding DCi) has decreased selling, general and administrative expenses by over $2.9 million, or 38.7%, and development expenses by $1,263,793, or 28.2%, during 2002 compared 2001. Net loss for the year ended December 31, 2002 improved 42.9% over 2001 levels (excluding the effects of the $1,071,891 gain on sale of securities). ViewCast will remain proactive in managing its operating expenses.

     ViewCast utilizes significant capital to design, develop and commercialize its products and intends to fund its 2003 operating activities and sales growth by utilizing cash contributed from operations and its available working capital lines of credit to the extent possible. ViewCast anticipates it will require additional capital during 2003 for working capital to support the expansion of sales channels and market distribution, to develop and introduce new products and services, to enhance existing product offerings, to address unanticipated competitive threats or technical problems, to transition adverse economic conditions, to support newly acquired DCi operations and for completion of other acquisition transactions. Although ViewCast has no firm arrangements with respect to additional financing, it is currently considering proposals by potential investors relating to the issuance of equity securities in exchange for a cash investment in ViewCast. There can be no assurance that additional financing will be available to ViewCast on acceptable terms, or at all. Additional equity financing may involve substantial dilution to our then existing stockholders. In October 2002, to enhance financial performance and increase revenue, ViewCast acquired the assets and operations of DCi. ViewCast intends to actively pursue other such strategic merger and acquisition activities to the extent possible. In the event we are unable to raise additional capital or execute other alternatives, we may be required to sell segments of the business, or substantially reduce or curtail our activities. Such actions could result in charges that could be material to the ViewCast's results of operations or financial position.

     At December 31, 2002, ViewCast had no material commitments for capital expenditures except as those outlined for the remaining DCi purchase commitments.

CONTRACTUAL OBLIGATIONS AND CASH COMMITMENTS

     The following table summarizes ViewCast's contractual obligations and commitments with definitive payment terms that will require cash outlays in the future. These amounts are as of December 31, 2002:

        CONTRACTUAL OBLIGATIONS                                         (IN THOUSANDS)
             AND COMMITMENTS:              2003       2004       2005       2006       2007     THEREAFTER    TOTAL
--------------------------------------   --------   --------   --------   --------   --------   ----------   -------
Operating leases .....................   $    608   $    594   $    587   $    352   $    200   $       --   $ 2,341
Lines of credit and short-term
  financing obligations ..............        718      5,162         --         --         --           --     5,880
Long-term debt .......................         --        950         --         --         --           --       950
Redeemable preferred stock ...........         --      1,147         --         --         --           --     1,147
                                         --------   --------   --------   --------   --------   ----------   -------
                                         $  1,326   $  7,853   $    587   $    352   $    200   $       --   $10,318
                                         ========   ========   ========   ========   ========   ==========   =======

     ViewCast has significant operating leases for office facilities and office equipment, which require monthly payments for facilities ranging from $2,100 to $28,000. Operating lease obligations in 2003 are shown net of $77,000 of facility sublease rental income.

     Redeemable preferred stock represents outstanding Series D Preferred Stock which has a stated value of $10.00 with a conversion option to common stock at $1.50 per share of Company common stock. The Series D Preferred Stock provides redemption rights for the holders and the Company, and other rights as described in the Certificate of Designation of the Series D Preferred Stock. The Series D Preferred Stock is redeemable at its stated value at the holders' option upon written notice at any time after October 11, 2004. The Series D Preferred Stock is redeemable at its stated value at the Company's option upon written notice at any time after October 11, 2005 or prior to that date if the Company's common stock has a market value of $3.75 per share for ten consecutive trading days.


NEW ACCOUNTING STANDARDS

     In July 2002, the Financial Accounting and Standards Board (FASB) issued Statements of Financial Accounting Standards No. 146 (SFAS 146), "Accounting for Costs Associated with Exit or Disposal Activities." The standard requires companies to recognize costs associated with exit (including restructuring) or disposal activities at fair value when the related liability is incurred rather than at the date of a commitment to an exit or disposal plan under current practice. Costs covered by the standard include certain contract termination costs, certain employee termination benefits and other costs to consolidate or close facilities and relocate employees that are associated with an exit activity or disposal of long-lived assets. The new requirements are effective prospectively for exit or disposal activities initiated after December 31, 2002. ViewCast cannot reasonably estimate the impact of adopting SFAS 146 until and unless it undertakes relevant activities in future periods.

     In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN 45 are effective for any guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN 45 is not expected to have a material effect on ViewCast's financial position, results of operations, or cash flows.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure". SFAS No. 148 amends SFAS No. 123 "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for fiscal years beginning after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. ViewCast has adopted the disclosure provisions of this statement.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     All of our sales transactions during 2002 were denominated in U.S. dollars and the majority of our operations are based in the United States, and accordingly, are denominated in U.S. dollars. We do have a foreign-based sales office in the London area where transactions are denominated in the foreign currency. The impact of fluctuations in the relative value of that currency for 2000, 2001 and 2002 was not material.

     Our interest income earned on cash and cash equivalents is subject to interest rate risk from the changes in the general level of U.S. interest rates, particularly short-term rates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                       VIEWCAST.COM, INC. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Report of Independent Certified Public Accountants....................................       25

Report of Independent Auditors........................................................       26

Consolidated Balance Sheets a December 31, 2001 and 2002..............................       27

Consolidated Statements of Operations for the years ended
  December 31, 2000, 2001 and 2002....................................................       28

Consolidated Statements of Stockholders' Equity (Deficit) for the
  years ended December 31, 2000, 2001 and 2002........................................       29

Consolidated Statements of Cash Flows for the years ended
  December 31, 2000, 2001 and 2002....................................................       32

Notes to Consolidated Financial Statements............................................       34

               Report of Independent Certified Public Accountants

The Board of Directors
ViewCast.com, Inc.

We have audited the accompanying consolidated balance sheet of ViewCast.com, Inc. and subsidiaries as of December 31, 2002, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the year then ended. Our audit also included the financial statement schedule listed in the index at Item 14(a) for the year ended December 31, 2002. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above, present fairly, in all material respects, the consolidated financial position of ViewCast.com, Inc. and subsidiaries as of December 31, 2002, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company incurred significant losses and had significant negative cash flows from operations during 2002 and has a working capital deficit as of December 31, 2002. The Company is dependent upon the proceeds from additional sales of its equity securities or other alternative financing. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.




                                                 GRANT THORNTON LLP
Dallas, Texas
April 4, 2003

                         Report of Independent Auditors

The Board of Directors
ViewCast.com, Inc.

We have audited the accompanying consolidated balance sheet of ViewCast.com, Inc. and subsidiaries as of December 31, 2001, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the two years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the index at Item 14(a) for each of the two years in the period ended December 31, 2001. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ViewCast.com, Inc. and subsidiaries at December 31, 2001, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

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




                                             ERNST & YOUNG LLP
Dallas, Texas
March 18, 2002

                       VIEWCAST.COM, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                    DECEMBER 31,
                                                                          ------------------------------
                                                                              2001              2002
                                                                          ------------      ------------
                          ASSETS
Current assets:
  Cash and cash equivalents                                               $    851,464      $    288,519
  Available-for-sale securities                                              2,417,457                --
  Accounts receivable, less allowance for  doubtful accounts of
    $137,000 and $144,000 at December 31, 2001 and 2002, respectively        1,100,867         2,515,164
  Inventories                                                                2,675,088         1,598,019
  Prepaid expenses                                                             150,643            86,906
  Deferred charges                                                                  --            43,395
                                                                          ------------      ------------
      Total current assets                                                   7,195,519         4,532,003

Property and equipment, net                                                  1,069,966         1,795,809
Goodwill                                                                            --         1,041,430
Software development costs, net                                                397,227            68,713
Deferred charges                                                               162,237            92,707
Deposits                                                                        46,586           127,481
                                                                          ------------      ------------

      Total assets                                                        $  8,871,535      $  7,658,143
                                                                          ============      ============

         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable                                                        $    469,817      $  1,818,991
  Accrued compensation                                                         345,128           415,757
  Deferred revenue                                                             301,027           905,632
  Other accrued liabilities                                                    660,481         1,014,687
  Advance from stockholder                                                          --           500,000
  Stockholder line of credit                                                 6,347,223         5,161,582
  Short-term debt, other                                                            --           717,705
                                                                          ------------      ------------
      Total current liabilities                                              8,123,676        10,534,354

Long-term debt                                                                 950,000           950,000

Commitments                                                                         --                --

Series D redeemable convertible preferred stock, $0.0001 par value:
  Issued and outstanding shares - none at December 31, 2001
  and 114,712 at December 31, 2002                                                  --           987,120

Stockholders' equity:
  Convertible preferred stock, $0.0001 par value:
    Authorized shares - 5,000,000
      Series B - issued and outstanding shares - 945,000 and
          800,000 at December 31, 2001 and 2002, respectively                       95                80
      Series C - issued and outstanding shares - 200,000 at
          December 31, 2001 and 2002                                                20                20
  Common stock, $.0001 par value:
    Authorized shares - 40,000,000 at December 31, 2001 and
      and 100,000,000 at December 31, 2002
    Issued and outstanding shares -  18,347,869 and 20,822,847
      at December 31, 2001 and 2002, respectively                                1,835             2,083
  Additional paid-in capital                                                55,667,260        55,685,444
  Unrealized gain on securities reported at fair value
      and accumulated other comprehensive income                               524,812                --
  Accumulated deficit                                                      (56,384,257)      (60,489,052)
  Treasury stock,  261,497 shares at December 31, 2001 and 2002                (11,906)          (11,906)
                                                                          ------------      ------------
      Total stockholders' equity                                              (202,141)       (4,813,331)
                                                                          ------------      ------------

      Total liabilities and stockholders' equity                          $  8,871,535      $  7,658,143
                                                                          ============      ============


  The accompanying notes are an integral part of these consolidated statements.

                       VIEWCAST.COM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                YEAR ENDED DECEMBER 31,
                                                    ------------------------------------------------
                                                         2000              2001              2002
                                                    ------------      ------------      ------------
Net sales                                           $ 10,439,404      $  7,950,887      $ 10,427,540

Cost of sales (includes depreciation of
 $54,940 in 2002)                                      4,782,130         3,575,411         5,526,644
                                                    ------------      ------------      ------------

Gross profit                                           5,657,274         4,375,476         4,900,896

Operating expenses:
  Selling, general and administrative                  9,545,307         7,604,415         5,248,892
  Research and development                             4,003,169         4,200,571         2,936,778
  Restructuring charge                                        --           219,604           270,000
  Depreciation and amortization                          753,786           932,554           847,659
                                                    ------------      ------------      ------------
      Total operating expenses                        14,302,262        12,957,144         9,303,329
                                                    ------------      ------------      ------------

OPERATING LOSS                                        (8,644,988)       (8,581,668)       (4,402,433)

Other income (expense):
  Dividend and interest income                           354,315            35,069             1,737
  Interest expense                                      (602,558)         (677,087)         (790,081)
  Gain on sale of available-for sale securities               --            47,425         1,071,891
  Other                                                    4,246           103,306            14,091
                                                    ------------      ------------      ------------
      Total other income (expense)                      (243,997)         (491,287)          297,638
                                                    ------------      ------------      ------------

NET LOSS                                            $ (8,888,985)     $ (9,072,955)     $ (4,104,795)

Preferred dividends and accretion of
  issue costs                                           (819,828)       (1,038,928)         (799,628)
                                                    ------------      ------------      ------------

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS            (9,708,813)      (10,111,883)       (4,904,423)
                                                    ============      ============      ============

NET LOSS PER SHARE - BASIC AND DILUTED              $      (0.62)     $      (0.59)     $      (0.24)
                                                    ============      ============      ============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
   outstanding                                        15,714,244        17,204,891        20,394,933
                                                    ============      ============      ============

  The accompanying notes are an integral part of these consolidated statements.

                       VIEWCAST.COM, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
              FOR THE YEARS ENDED DECEMBER 31, 2000, 2001 AND 2002

                                                        SERIES B                     SERIES C
                                                       CONVERTIBLE                  CONVERTIBLE
                                                     PREFERRED STOCK              PREFERRED STOCK                COMMON STOCK
                                               SHARES            PAR VALUE     SHARES         PAR VALUE      SHARES        PAR VALUE
                                             ------------      ------------  ----------     ------------  ------------     ---------
Balance, January 1, 2000                          945,000      $         95          --     $         --    14,624,898     $   1,463

  Exercise of options and warrants                     --                --          --               --     1,232,077           123

  Conversion of 7% convertible
     debentures to common stock                        --                --          --               --       777,777            78

  Value of options and warrants
      issued for consulting services                   --                --          --               --            --            --

  Common stock issued for legal
     services                                          --                --          --               --         2,500            --

  Sale of common stock, employee
     stock purchase plan                               --                --          --               --        99,990            10

  Convertible preferred stock
     dividends - Series B                              --                --          --               --       403,226            40

  Unrealized loss on securities
     reported at fair value                            --                --          --               --            --            --
  Foreign currency translation adjustment -            --                --                           --            --            --
  Net loss                                             --                --          --               --            --            --

          Comprehensive loss
                                             ------------      ------------  ----------     ------------  ------------     ---------
Balance, December 31, 2000                        945,000      $         95          --     $         --    17,140,468     $   1,714


                                               ADDITIONAL         OTHER                                                   TOTAL
                                                PAID-IN        COMPREHENSIVE       ACCUMULATED        TREASURY        STOCKHOLDERS'
                                                CAPITAL           INCOME             DEFICIT           STOCK              EQUITY
                                              ------------     -------------      ------------      ------------      -------------
Balance, January 1, 2000                      $ 44,904,140      $  1,396,523      $(36,882,701)     $    (11,906)     $  9,407,614

  Exercise of options and warrants               4,108,642                --                --                --         4,108,765

  Conversion of 7% convertible
     debentures to common stock                  2,585,050                --                --                --         2,585,128

  Value of options and warrants
      issued for consulting services               235,958                --                --                --           235,958

  Common stock issued for legal
     services                                       15,000                --                --                --            15,000

  Sale of common stock, employee
     stock purchase plan                           165,480                --                --                --           165,490

  Convertible preferred stock
     dividends - Series B                          756,051                --          (756,000)               --                91

  Unrealized loss on securities
     reported at fair value                             --        (2,325,582)               --                --        (2,325,582)
  Foreign currency translation adjustment -             --           (21,170)               --                --           (21,170)
  Net loss                                              --                --        (8,888,985)               --        (8,888,985)
                                                                                                                      ------------
          Comprehensive loss                                                                                            (11,235,737)
                                              ------------      ------------      ------------      ------------      ------------
Balance, December 31, 2000                      52,770,321      $   (950,229)     $(46,527,686)     $    (11,906)     $  5,282,309


  The accompanying notes are an integral part of these consolidated statements.

                       VIEWCAST.COM, INC. AND SUBSIDIARIES
     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) - (CONTINUED)
              FOR THE YEARS ENDED DECEMBER 31, 2000, 2001 AND 2002

                                                     SERIES B                     SERIES C
                                                    CONVERTIBLE                  CONVERTIBLE
                                                  PREFERRED STOCK              PREFERRED STOCK                    COMMON STOCK
                                              SHARES        PAR VALUE      SHARES         PAR VALUE          SHARES       PAR VALUE
                                              -------      ----------   ------------     ------------     ------------   -----------
  Exercise of options and warrants                 --      $       --             --     $         --           33,332   $         3

  Sale of convertible preferred stock -
     Series C, net                                 --              --        200,000               20               --            --

  Value of options and warrants
      issued for consulting services               --              --             --               --               --            --

  Sale of common stock, employee
     stock purchase plan                           --              --             --               --          190,556            19

  Convertible preferred stock
     dividends - Series B                          --              --             --               --          983,513            99

  Convertible preferred stock
     dividends - Series C                          --              --             --               --               --            --

  Unrealized gain on securities
     reported at fair value                        --              --             --               --               --            --
  Foreign currency translation adjustment          --              --             --               --               --            --
  Net loss                                         --              --             --               --               --            --

          Comprehensive loss

                                              -------      ----------   ------------     ------------     ------------   -----------
BALANCE, DECEMBER 31, 2001                    945,000      $       95        200,000     $         20       18,347,869   $     1,835


                                                    ADDITIONAL          OTHER                                         TOTAL
                                                     PAID-IN        COMPREHENSIVE   ACCUMULATED     TREASURY       STOCKHOLDERS'
                                                     CAPITAL        INCOME (LOSS)    DEFICIT         STOCK        EQUITY (DEFICIT)
                                                   ------------     -------------  ------------   ------------    ----------------
  Exercise of options and warrants                 $     24,996     $         --   $         --   $         --      $     24,999

  Sale of convertible preferred stock -
     Series C, net                                    1,999,980               --             --             --         2,000,000

  Value of options and warrants
      issued for consulting services                      9,603               --             --             --             9,603

  Sale of common stock, employee
     stock purchase plan                                106,550               --             --             --           106,569

  Convertible preferred stock
     dividends - Series B                               755,810               --       (756,000)            --               (91)

  Convertible preferred stock
     dividends - Series C                                    --               --        (27,616)            --           (27,616)

  Unrealized gain on securities
     reported at fair value                                  --        1,493,436             --             --         1,493,436
  Foreign currency translation adjustment                    --          (18,395)            --             --           (18,395)
  Net loss                                                   --               --     (9,072,955)            --        (9,072,955)
                                                                                                                    ------------
          Comprehensive loss                                                                                          (7,597,914)

                                                   ------------     ------------   ------------   ------------      ------------
BALANCE, DECEMBER 31, 2001                         $ 55,667,260     $    524,812   $(56,384,257)  $    (11,906)     $   (202,141)

  The accompanying notes are an integral part of these consolidated statements.

                       VIEWCAST.COM, INC. AND SUBSIDIARIES
     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) - (CONTINUED)
              FOR THE YEARS ENDED DECEMBER 31, 2000, 2001 AND 2002

                                                       SERIES B                   SERIES C
                                                     CONVERTIBLE                 CONVERTIBLE
                                                   PREFERRED STOCK             PREFERRED STOCK              COMMON STOCK
                                               SHARES       PAR VALUE       SHARES        PAR VALUE      SHARES        PAR VALUE
                                              --------      ----------   ------------     ---------   ------------     ----------
  Conversion of Series B convertible
     preferred stock to common stock          (145,000)     $      (15)            --     $      --      2,416,666     $      242

  Sale of common stock, employee
     stock purchase plan                            --              --             --            --         58,312              6

  Value of options issued for consulting
      services                                      --              --             --            --             --             --

  Unrealized loss on securities
     reported at fair value                         --              --             --            --             --             --
  Reclassification of unrealized gain on
     securities reported at fair value to
     realized gain upon disposition                 --              --             --            --             --             --
  Foreign currency translation adjustment           --              --             --            --             --             --
  Net loss                                          --              --             --            --             --             --

          Comprehensive loss
                                              --------      ----------   ------------     ---------   ------------     ----------
BALANCE, DECEMBER 31, 2002                     800,000      $       80        200,000     $      20     20,822,847     $    2,083
                                              ========      ==========   ============     =========   ============     ==========


                                                   ADDITIONAL           OTHER                                           TOTAL
                                                    PAID-IN         COMPREHENSIVE    ACCUMULATED     TREASURY        STOCKHOLDERS'
                                                    CAPITAL         INCOME (LOSS)      DEFICIT        STOCK        EQUITY (DEFICIT)
                                                  ------------      -------------   ------------   ------------    ----------------
  Conversion of Series B convertible
     preferred stock to common stock              $       (227)     $         --    $         --   $         --      $         --

  Sale of common stock, employee
     stock purchase plan                                17,461                --              --             --            17,467

  Value of options issued for consulting
      services                                             950                --              --             --               950

  Unrealized loss on securities
     reported at fair value                                 --          (136,837)             --             --          (136,837)
  Reclassification of unrealized gain on
     securities reported at fair value to
     realized gain upon disposition                         --          (441,870)             --             --          (441,870)
  Foreign currency translation adjustment                   --            53,895              --             --            53,895
  Net loss                                                  --                --      (4,104,795)            --        (4,104,795)
                                                                                                                     ------------
          Comprehensive loss                                                                                           (4,629,607)
                                                  ------------      ------------    ------------   ------------      ------------
BALANCE, DECEMBER 31, 2002                        $ 55,685,444      $         --    $(60,489,052)  $    (11,906)     $ (4,813,331)
                                                  ============      ============    ============   ============      ============

  The accompanying notes are an integral part of these consolidated statements.

                       VIEWCAST.COM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                   YEAR ENDED DECEMBER 31,
                                                                        --------------------------------------------
                                                                            2000             2001             2002
                                                                        -----------      -----------      -----------
OPERATING ACTIVITIES:
  Net loss                                                              $(8,888,985)     $(9,072,955)     $(4,104,795)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depreciation                                                          586,344          743,607          715,234
      Amortization of software development costs                            167,442          188,947          187,365
      Non-cash charges to interest expense                                  134,370           69,531           81,375
      (Gain) loss on disposition of property and equipment                       --            5,435           (5,966)
      Gain on sale of available-for-sale securities                              --          (47,425)      (1,071,891)
      Non-cash restructuring charges                                             --               --          150,657
      Foreign currency translation adjustment                               (21,170)         (18,395)          53,895
      Consulting fees exchanged for options, warrants
         and common stock                                                    28,588            9,603              950
      Changes in operating assets and liabilities net of
        the effects of acquisition:
        Accounts receivable                                                 144,611          140,917          290,127
        Inventories                                                        (416,525)         267,533        1,167,046
        Prepaid expenses                                                   (148,859)          91,814          124,733
        Deposits                                                             (7,487)          25,716          (14,392)
        Accounts payable                                                    784,769         (962,199)         669,907
        Accrued compensation                                                 44,213         (117,445)        (277,507)
        Deferred revenue                                                     80,880          (50,632)        (258,850)
        Other accrued liabilities                                           431,573         (191,421)         167,694
        Deferred charges                                                         --               --          (55,240)
                                                                        -----------      -----------      -----------
               Net cash used in operating activities                     (7,080,236)      (8,917,369)      (2,179,658)
                                                                        -----------      -----------      -----------

INVESTING ACTIVITIES:
  Acquisition of business in 2002                                                --               --         (721,694)
  Purchase of property and equipment                                       (752,954)        (327,778)        (107,487)
  Proceeds from disposition of property and equipment                            --           13,523           23,853
  Software development costs                                               (232,388)         (91,727)              --
  Proceeds from sale of available-for-sale securities                            --          208,675        2,910,641
                                                                        -----------      -----------      -----------
               Net cash provided by (used in) investing activities         (985,342)        (197,307)       2,105,313
                                                                        -----------      -----------      -----------

FINANCING ACTIVITIES:
  Net proceeds from convertible preferred stock - Series C                       --        2,000,000               --
  Net proceeds (repayments) from stockholder line of credit
    and advances                                                                 --        3,938,396         (685,641)
  Short-term debt, other                                                     (2,841)          (2,000)         179,574
  Proceeds from exercise of options and warrants                          4,108,765           24,999               --
  Net proceeds for the issuance of long-term debt                         3,376,360               --               --
  Net proceeds from sale of common stock and warrants                       165,490          106,569           17,467
                                                                        -----------      -----------      -----------
               Net cash provided by (used in ) financing activities       7,647,774        6,067,964         (488,600)
                                                                        -----------      -----------      -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                  (417,804)      (3,046,712)        (562,945)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                            4,315,980        3,898,176          851,464
                                                                        -----------      -----------      -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                $ 3,898,176      $   851,464      $   288,519
                                                                        ===========      ===========      ===========


  The accompanying notes are an integral part of these consolidated statements.

                       VIEWCAST.COM, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

                                                                              YEAR ENDED DECEMBER 31,
                                                                       2000             2001            2002
                                                                   -----------      -----------     -----------
SUPPLEMENTAL DISCLOSURE OF FINANCING ACTIVITIES:
  Acquisition of business:
     Assets acquired                                               $        --      $        --     $ 3,282,886
     Excess of purchase price over fair market value of assets
          acquired                                                          --               --       1,041,430
     Consideration - Series D redeemable convertible preferred
          stock                                                             --               --        (987,120)
     Due to Seller at 12-31-02 (Issued 10,539 shares of Series
          D convertible preferred stock 1-10-2003)                                                     (105,379)
     Net cash paid including expenses                                       --               --        (721,694)
                                                                   -----------      -----------     -----------

     Liabilities assumed                                           $        --      $        --     $ 2,510,123
                                                                   ===========      ===========     ===========


SUPPLEMENTAL CASH FLOW INFORMATION:
     Cash paid for interest                                        $   323,021      $   567,350     $   145,340


  The accompanying notes are an integral part of these consolidated statements.

                               VIEWCAST.COM, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. THE COMPANY AND DESCRIPTION OF BUSINESS

     The accompanying consolidated financial statements include the accounts of ViewCast.com, Inc. dba ViewCast Corporation and its wholly-owned subsidiaries, Delta Computec Inc., VideoWare, Inc., Osprey Technologies, Inc. and ViewCast Online Solutions, Inc. (collectively, ViewCast or the Company). In October 2002, the Company acquired certain assets, liabilities and the operations of Delta Computec Inc which provides information technology services and sells products to customers they service. Their customers include financial institutions, accounting firms, healthcare providers, pharmaceutical companies and educational institutions primarily in the northeastern United States. The Company is also engaged in designing, developing and marketing advanced, standards-based video products and services that enable real-time and on-demand video communication over the Internet and corporate networks. The Company's Osprey(R) line of video capture and video compression-decompression cards, its Viewpoint VBX(TM) video distribution system, and its Niagara(TM) line of Internet encoding and streaming video servers deliver business applications to encode and archive video content, broadcast video over computer networks (streaming video), deliver video from web sites (on-demand streaming video), provide interactive video communication (video conferencing), and distribute video within a network. The Company's Online Solutions division provides a rich media application service provider solution for business to business and media communication needs. The Company markets its video products and services directly to end-users, through original equipment manufacturers, value-added resellers and computer system integrators, worldwide.

    The Company utilizes significant capital to design, develop and commercialize its products. During 2003, the Company expects to fund sales growth and related operational activities by utilizing its working capital line of credit and cash contributed from operations to the extent possible. At December 31, 2002, the Company had exceeded the borrowing base on its line-of-credit facility with a major shareholder and Chairman of the Board of the Company by $3.2 million and had utilized $5.16 million of the credit facility. The noteholder has agreed to waive through June 30, 2003 the repayment of any outstanding financing that may be in excess of the borrowing base from time to time (See Note 9 regarding the shareholder line of credit). The Company anticipates that additional financing will be needed during 2003 in order to meet its working capital requirements and has had preliminary discussions with potential sources of financing, and may seek additional financing to provide additional working capital in the future. Such financing may include the issuance of convertible preferred stock or other equity securities, conversion of debt to equity securities, exercise of warrants, divestiture of business segments, or any combination thereof. There can be no assurance that any additional financing will be available to the Company on acceptable terms, or at all. Additional equity financing may involve substantial dilution to the Company's then existing stockholders. In the event the Company is unable to raise additional capital, it may be required to curtail its activities. Such actions could result in charges that could be material to the Company's results of operations or financial position.

     The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As reflected in the accompanying consolidated financial statements, the Company incurred significant losses of $8,888,985, $9,072,955, and $4,104,795 for the years ended December 31, 2000, 2001 and 2002, respectively. These losses, in conjunction with the matters discussed above, raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPALS OF CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and all of its subsidiaries. All material inter-company accounts and transactions have been eliminated in consolidation.

                               VIEWCAST.COM, INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


CASH AND CASH EQUIVALENTS

     The Company considers all highly liquid investments purchased with an initial maturity of three months or less to be cash equivalents.

ACCOUNTS RECEIVABLE

     The Company estimates the collectibility of its trade accounts receivable. In order to asses the collectibility of trade receivables, the Company monitors the current creditworthiness of each customer and the aging of related past due balances. The allowance requirements are based on current facts and the estimates are reevaluated and adjusted as additional information is received. Accounts receivable are written off when it is determined the receivable will not be collected.

INVENTORIES

     Inventories consist primarily of purchased electronic components and computer system products, along with the related documentation manuals and packaging materials. Inventories are carried at the lower of cost or market, cost being determined at average cost.

     In order to assess the ultimate realization of inventories, the Company is required to make judgments as to the future demand requirements compared to current or committed inventory levels. Write downs are made to lower of cost or market when projected demand requirements decrease due to market conditions, technological and product life cycle changes.

PROPERTY AND EQUIPMENT

     Property and equipment is recorded at cost. Depreciation is determined using the straight-line method over the estimated useful lives, generally three to seven years, of the related assets. Leasehold improvements are amortized over shorter of the useful life or the length of the related leases. Service assets include equipment located at customer sites. This equipment is depreciated over three years, or if the equipment is utilized in service operations, it is immediately expensed if the replacement part, which is recovered, is not repairable. Expenditures for repairs and maintenance are charged to operations as incurred; renewals and betterments are capitalized.

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

GOODWILL AND INTANGIBLE ASSETS

     The Company adopted Statement of Financial Accounting Standards No. 142 (SFAS 142), Goodwill and Intangible Assets on January 1, 2002. The Company conducts its annual impairment test of goodwill on October 1st of each year. All goodwill and intangible assets have been assigned to reporting units for purposes of impairment testing and segment reporting.

REVENUE RECOGNITION

     The Company recognizes revenue from its hardware product sales, including freight charges, in accordance with SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, and Statement of Financial Accounting Standards No. 48, Revenue Recognition When Right of Return

                               VIEWCAST.COM, INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

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

         o Services - The Company recognizes revenues from information technology service and maintenance contracts on a straight-line basis over the contract period, provided no significant obligations remain and the collection of any related receivable is probable. Deferred revenues represent amounts billed and collected in advance for these contracts.

         o Other Revenues - Other revenues are related to product sales and include maintenance, training and installation as well as engineering contract services, professional services, and content hosting and distribution services that are recognized as services are provided. Other revenues have historically represented less than 10% of total revenues and are presented combined with product sales in the consolidated statements of operations.

     Transactions which do not meet these requirements are deferred until the point at which these requirements are satisfied.

NET LOSS PER SHARE

     Basic loss per share is calculated by dividing net loss by the number of weighted average common shares outstanding for the period. Since the Company has reported net losses for all periods presented, the computation of diluted loss per share excludes the effects of convertible preferred stock, convertible debt, options, and warrants since their effect is anti-dilutive.

      Following is a summary of excluded securities:

                                                          FOR THE YEAR ENDED DECEMBER 31,
                                                      ----------------------------------------
                                                         2000           2001           2002
                                                      ----------     ----------     ----------
Stock options                                          3,303,311      4,045,663      4,498,416
Public and private warrants                            5,061,994      4,647,860      4,184,512
Convertible debentures                                   200,000      1,583,333        190,000
Convertible preferred stock - Series B                 2,606,896     15,750,000      2,206,896
Convertible preferred stock - Series C                        --      3,333,333      3,333,333
Redeemable convertible preferred Stock - Series D             --             --        764,746
                                                      ----------     ----------     ----------
                                                      11,172,201     29,360,189     15,177,903
                                                      ==========     ==========     ==========

                               VIEWCAST.COM, INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


DEFERRED CHARGES

     Short-term deferred charges at December 31, 2002 consist of loan origination fees for establishing a new asset based revolving credit facility with Keltic Financial Partners, LP in conjunction with the acquisition of the Delta Computec Inc. in October 2002 (See Note 3).

     Long-term deferred charges at December 31, 2001 and 2002 consisted of legal, accounting and lead manager fees and expenses associated with the issuance in April 2000 of $4.45 million principal amount 7% senior convertible debentures. During September and October of 2000, holders of $3.5 million principal amount of 7% senior convertible debentures converted their notes to common stock of the Company and accordingly, a proportionate share of issue costs in the amount $914,872 was charged against additional paid in capital.

     Total deferred charges amortized to interest expense for the years ended December 31, 2000, 2001 and 2002 were $134,370, $69,530 and $81,375, respectively.

WARRANTY RESERVES

     Reserves are provided for the estimated warranty costs when revenue is recognized. The costs of warranty obligations are estimated based on warranty policy or applicable contractual warranty, historical experience of known product failure rates and use of materials and service delivery charges incurred in correcting product failures. Specific warranty accruals may be made if unforeseen technical problems arise. If actual experience, relative to these factors, adversely differs from these estimates, additional warranty expense may be required.

     The following table below shows the rollforward of warranty expense for the years ended December 31, 2000, 2001 and 2002.

                         2000          2001          2002
                       --------      --------      --------
Beginning balance      $ 62,000      $ 66,000      $ 70,000
Charged to expense       42,000        27,000        26,000
Usage                   (38,000)      (23,000)      (57,000)
                       --------      --------      --------
Ending Balance         $ 66,000      $ 70,000      $ 39,000
                       ========      ========      ========

RISKS AND UNCERTAINTIES

     Financial instruments that potentially subject the Company to credit risk consist principally of cash, cash equivalents and trade accounts receivable. The Company invests its cash and cash equivalents with commercial banks in Texas and New Jersey. The Company sells its products and services primarily to end users, distributors and resellers without requiring collateral; however, the Company routinely assesses the financial condition of its customers and maintains allowances for anticipated losses. The following table outlines the number of customers that accounted for more than 10% of annual sales and receivable balances:

                                                            CUSTOMERS EXCEEDING 10% OF
                     CUSTOMERS EXCEEDING 10%               YEAR-END ACCOUNTS RECEIVABLE
                          OF NET SALES                               BALANCE
                  ------------------------------           ----------------------------
                  NUMBER OF             COMBINED           NUMBER OF           COMBINED
YEAR              CUSTOMERS             PERCENT            CUSTOMERS            PERCENT
----              ---------             --------           ---------           --------
2000                  0                    0%                   2                  32%
2001                  2                   25%                   3                  46%
2002                  0                    0%                   2                  31%

                               VIEWCAST.COM, INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

     The Company believes it has no significant credit risk in excess of provided reserves.

      The Company is substantially dependent on its third-party suppliers and manufacturers to supply its components and electronic parts, including standard and custom-designed components.

USE OF ESTIMATES

     The preparation of financial statements in conformity accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

INCOME TAXES

     The Company utilizes the liability method of accounting for income taxes wherein deferred tax assets and liabilities are determined based upon the differences between the financial statement and tax bases of assets and liabilities, as measured by enacted tax rates expected to be in effect when these differences reverse. Deferred tax assets are recognized when it becomes more likely than not that the asset will be realized.

ADVERTISING COSTS

     Advertising costs are expensed as incurred. Advertising expense for the years ended December 31, 2000, 2001 and 2002 was $732,906, $526,777 and
$102,412, respectively.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     The Company believes that the carrying amount of certain of its financial instruments, which include cash equivalents, accounts receivable, accounts payable, short-term debt and accrued expenses, approximate fair value due to the short-term maturities of these instruments. At December 31, 2001, available-for-sale securities was comprised exclusively of 1,140,310 shares of DynTek, Inc. ("DYTK") common stock acquired in a strategic business alliance in September of 1998 and were stated at fair market value as determined by quoted market prices. Effective May 6, 2002, the Company sold all 1,140,310 DYTK common shares to an entity controlled by a principal stockholder and the Chairman of the Board of the Company. The proceeds of $2,910,641 were used to reduce the line-of-credit note balance with the same entity (See Note 6).

STOCK-BASED COMPENSATION

     The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," in its primary financial statements and has provided supplemental disclosures required by Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation" and by Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure an amendment of FASB Statement No. 123."

     Option exercise prices are equal to the market price on the date of grant. A portion of the shares under grant become exercisable after one year and remaining shares vest monthly thereafter on a straight line basis over the vesting term of the option (generally five years). Options expire after ten years.

     SFAS 123 requires the disclosure of pro forma net income and earnings per share information computed as if the Company had accounted for its employee stock options granted under the fair value method set forth in SFAS 123. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

                               VIEWCAST.COM, INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                                  2000         2001         2002
                                 -------      -------      -------
Risk-free interest rate             6.20%        4.88%        4.30%
Dividend yield                         0%           0%           0%
Volatility factor of the
   market price of the
   Company's common stock            106%         104%         106%
Expected life of the options
   (years)                           6.4          5.8          5.9

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting periods. Pro forma information for the years ended December 31, 2000, 2001 and 2002 is as follows:

                                                     2000              2001              2002
                                                 ------------      ------------      ------------
NET LOSS APPLICABLE TO COMMON
  STOCKHOLDERS:
    As reported                                  $ (9,708,813)     $(10,111,883)     $ (4,904,423)
     Deduct: total stock-based compensation
       under fair value based method for all
       awards, net of related tax expense          (1,744,855)       (1,823,557)       (1,905,061)
                                                 ------------      ------------      ------------
    Pro forma                                    $(11,453,668)     $(11,935,440)     $ (6,809,484)
                                                 ============      ============      ============

NET LOSS PER SHARE:
    As reported - basic and diluted              $      (0.62)     $      (0.59)     $      (0.24)
                                                 ============      ============      ============
    Pro forma - basic and diluted                $      (0.73)     $      (0.69)     $      (0.33)
                                                 ============      ============      ============

COMPREHENSIVE INCOME

     Statement of Financial Accounting Standards No. 130 (SFAS 130), Reporting Comprehensive Income, requires that total comprehensive income be disclosed with equal prominence as net income and earnings per share. Comprehensive income is defined as changes in stockholders' equity exclusive of transactions with owners such as capital contributions and dividends.

     The Company translates assets and liabilities of its foreign operations, whose functional currency is the local currency, at year-end exchange rates. Revenues and expenses are translated at the average rates of exchange prevailing during the year. Adjustments resulting from translating the financial statements of foreign operations are accumulated in other comprehensive income, which is reflected as a separate component of stockholders' equity. Additionally, the Company classifies equity securities it owns that are free of trading restrictions or to become free of trading restrictions within one year as "available-for-sale". Available-for-sale securities are carried at fair value based on quoted market prices, and unrealized gains and losses are accumulated in other comprehensive income, which is a separate component of stockholders' equity. If a market value adjustment results in a loss of value due to an other-than-temporary impairment, a loss will be transferred from accumulated other comprehensive income and charged to other income in the consolidated statement of operations. (See Note 6)

IMPAIRMENT OF LONG-LIVED ASSETS

     The Company evaluates long-lived assets according to the terms of Statement of Financial Accounting Standards No. 144 (SFAS 144), Accounting for Impairment or Disposal of Long-Lived Assets, which the Company adopted on January 1, 2002. Assets that are held and used are analyzed for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. Impairment is recognized when the estimated undiscounted cash flow generated by those assets is less than the carrying

                               VIEWCAST.COM, INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

amounts of such assets. The amount of impairment is the excess of the carrying amount over the fair value of such assets. Assets held for sale are carried at the lower of carrying amount or fair value less selling costs. During the year ended December 31, 2002, the Company recognized total asset impairment charges of $150,657 in conjunction with its restructuring efforts (See Note 4).

NEW ACCOUNTING STANDARDS

     In July 2002, the Financial Accounting and Standards Board (FASB) issued Statements of Financial Accounting Standards No. 146 (SFAS 146), "Accounting for Costs Associated with Exit or Disposal Activities." The standard requires companies to recognize costs associated with exit (including restructuring) or disposal activities at fair value when the related liability is incurred rather than at the date of a commitment to an exit or disposal plan under current practice. Costs covered by the standard include certain contract termination costs, certain employee termination benefits and other costs to consolidate or close facilities and relocate employees that are associated with an exit activity or disposal of long-lived assets. The new requirements are effective prospectively for exit or disposal activities initiated after December 31, 2002. The Company cannot reasonably estimate the impact of adopting SFAS 146 until and unless it undertakes relevant activities in future periods.

     In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN 45 are effective for any guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN 45 is not expected to have a material effect on the Company's financial position, results of operations, or cash flows.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure". SFAS No. 148 amends SFAS No. 123 "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for fiscal years beginning after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The Company has adopted the disclosure provisions of this statement.


RECLASSIFICATIONS OF PRIOR YEAR AMOUNTS

     Certain prior year amounts have been reclassified to conform to 2002 presentation.


3. ACQUISITION

     On October 11, 2002, the Company completed the acquisition of the assets and operations of Delta Computec Inc. pursuant to an Asset Purchase Agreement dated as of May 31, 2002 (the "APA") between Delta Computec Inc. (the "Seller"), a New York corporation, and its parent and sole shareholder, NQL Inc., a Delaware corporation. The acquisition assets and operations were assigned to the Company's wholly owned subsidiary named Delta Computec Inc., a Delaware company ("DCi"). The operations of DCi have been included with those of the Company since the business valuation date of October 1, 2002 and will be a separate business segment for the Company.

     DCi is a provider of professional information technology and customized network support services to Fortune 500 and Fortune 1000 corporations, mid-sized companies, hospitals, health care facilities and

                               VIEWCAST.COM, INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


financial institutions primarily in the northeastern United States. Management believes that this transaction should enhance the Company's ability to move to profitability and to provide its customers with innovative products and support. Management believes that DCi should not only increase the Company's revenue through its ongoing operations, it should also increase current systems revenue by enabling the Company to bundle services with hardware and software. Additionally, DCi should provide expanded sales channels, enhanced customer support through real-time IT integration and access to key clients in their vertical markets.

     The combined maximum total consideration to be paid by the Company pursuant to the APA is equal to $2.5 million. The Company purchased all of the Seller's assets, including all of its operating assets, property, contracts and customer lists for a combination of up to $1 million in cash, issuance of up to 150,000 shares of Series D Redeemable Convertible Preferred Stock (the "Series D Preferred Stock"), and the assumption of certain liabilities as outlined in the terms of the APA established based on arms-length negotiations. The assets acquired include computers and related equipment used in providing professional information technology and customized network support services.

     On the closing date, the Company paid $500,000 in cash and issued 95,500 shares of Series D Preferred Stock. The closing cash payment was funded from an advance from one of its principal stockholders and Chairman of the Board of the Company, H.T. Ardinger, Jr. On October 30, 2002, the Company issued 19,212 additional shares of Series D Preferred Stock as required by the APA which together with the 95,500 shares issued earlier total 114,712 shares. The Company also issued 10,539 shares of Series D Preferred Stock on January 10, 2003 as additional consideration of $105,390 required by the APA. Two additional cash payments of up to $250,000 each are to be paid to Seller in the future. The first payment is due approximately six months and the second payment is due approximately 12 months after closing, subject to adjustments as described in the APA, including adjustments related to contract revenue levels achieved by DCi over six months and twelve months subsequent to the acquisition date and including a provision providing for a portion of the cash payment to be made with shares of Series D Preferred Stock. Because these future payments will reflect the value of customer relationships as determined by the Seller and the Company, any future payments have been determined to be the value of customer relationships existing at DCi at the time of the acquisition. The Company also incurred approximately $222,000 in transaction costs associated with the acquisition of DCi.

     Each share of Series D Preferred Stock has a stated value of $10.00 with a conversion option to common stock at $1.50 per share of Company common stock. The Series D Preferred Stock provides redemption rights for the holders and the Company, and other rights as described in the Certificate of Designation of the Series D Preferred Stock. The Series D Preferred Stock is redeemable at its stated value at the holders' option upon written notice at any time after October 11, 2004. The value of the 114,712 shares issued and outstanding at December 31, 2002 reflect a discount of $160,000 from the stated value of $1,147,120 and will be reflected as preferred dividends until the initial redemption date of October 11, 2004. The Series D Preferred Stock is redeemable at its stated value at the Company's option upon written notice at any time after October 11, 2005 or prior to that date if the Company's common stock has a market value of $3.75 per share for ten consecutive trading days. In conjunction with the issuance of the Series D Preferred Stock, the Company and Seller entered into a Registration Rights Agreement.

     On October 11, 2002, part of the acquisition transaction included the payoff of the Seller's asset based revolving credit facility with Keltic Financial Partners, LP ("Keltic") by establishing a new asset based revolving credit facility for a period of one year with Keltic. DCi will utilize the $1.5 million Keltic credit facility for working capital support. The loan interest rate is, at the option of Lender, the greater of: (a) the prime rate published in the "Money Rates" column of The Wall Street Journal from time to time or, in the event that The Wall Street Journal is not available at any time, such rate published in another nationally recognized publication as determined by Lender, plus two hundred fifty (250) basis points per annum, or (b) seven and one-quarter percent (7.25%). In addition, the Company entered into a Guaranty of Payment and Performance and Subordination Agreement with Keltic relating to this facility.

     The Company and the Seller had prior to the acquisition entered into a Reseller Agreement to offer ViewCast products and ancillary services.

     The Company has accounted for the acquisition using the purchase method in accordance with Financial Accounting Standards Board Statement No. 141, Business Combinations and all goodwill is

                               VIEWCAST.COM, INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


expected to be deductible for income tax purposes. Until the contingent purchase price is resolved, the Company's only intangible asset is the goodwill from the DCi acquisition which is not amortized.


     The following table summarizes the fair value of assets acquired and liabilities assumed as of the business valuation date of October 1, 2002:

Assets acquired:
     Current assets                            $1,855,397
     Fixed assets                               1,360,986
     Deposits                                      66,503
     Goodwill                                   1,041,430
                                               ----------
          Total Assets Acquired                 4,324,316

Liabilities assumed:
     Accounts payable and accrued expenses      1,108,536
     Short-term loans payable                     538,131
     Deferred revenues                            863,455
                                               ----------
           Total liabilities assumed            2,510,122

Net assets acquired                            $1,814,194
                                               ==========

     The following pro forma information combines the results of operations as if the acquisition of DCi had been consummated as of the beginning of the years presented.

                                             YEAR ENDED DECEMBER 31,
                                         ------------------------------
                                             2001              2002
                                         ------------      ------------
                                                   (UNAUDITED)
        Revenues                         $ 21,426,305      $ 18,248,146
        Net loss allocated to common
           stockholders                  $(10,822,955)     $ (5,593,872)
                                         ============      ============
        Basic loss per common share
            Pro forma                    $      (0.63)     $      (0.27)
                                         ============      ============


4. BUSINESS RESTRUCTURING

     Results of operations for 2001 and 2002 include charges of $219,604 and $270,000, respectively for resizing and restructuring the Company's operations and workforce. Charges were recorded throughout 2001 and 2002 in accordance with a plan of restructuring approved by the Company's Board of Directors and included severance costs and asset impairment charges for work force reductions of 43 employees and closure of sales offices over the two-year period. Reductions were made in the Company's sales, development, customer support, marketing, manufacturing and finance and administration departments in an effort to reduce operating expenses. There was no liability for the restructuring activity outstanding as of December 31, 2001 and 2002. Details of the restructuring charges charged to operations are as follows:

                                              DECEMBER 31,
                                         ---------------------
                                           2001         2002
                                         --------     --------
Employee severance                       $219,604     $119,343
Impairment of property and equipment           --        9,508
Impairment of software development
  costs                                        --      141,149
                                         --------     --------
                                         $219,604     $270,000
                                         ========     ========

                               VIEWCAST.COM, INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

5. INVENTORIES

     Inventories consist of the following:

                                      DECEMBER 31,
                              -------------------------
                                 2001           2002
                              ----------     ----------
Purchased materials           $  557,182     $  438,631
Finished goods                 2,117,906      1,159,388
                              ----------     ----------
        Total inventories     $2,675,088     $1,598,019


6. INVESTMENT IN EQUITY SECURITIES

     Available-for-sale securities at December 31, 2001 is comprised exclusively of shares of DynTek, Inc. ("DYTK"), formerly TekInsight.com, Inc., common stock acquired through a strategic business alliance in September of 1998. In June 2001, the Company sold 100,000 shares of DYTK stock on the open market at selling prices that averaged $2.09 per share. Other income during 2001 includes realized gains on the stock transactions of $47,425. The quoted market price of TEKS shares at December 31, 2001 was $2.12.

     Effective May 6, 2002, the Company sold its remaining available-for-sale securities (1,140,310 DYTK common shares) to an entity controlled by a principal stockholder and the Chairman of the Board of the Company, H.T. Ardinger, Jr. The proceeds of $2,910,641 were used to reduce the line of credit note balance with the same entity. The selling price per share of DYTK stock of $2.553 was determined by negotiations between the parties and represented a premium to the fair market trading value of DYTK shares on May 6, 2002 of $2.00 per share. Other income during 2002 includes a realized gain on the exchange transaction of $1,071,891.


7. PROPERTY AND EQUIPMENT

     Property and equipment, at cost, consists of the following:

                                       ESTIMATED               DECEMBER 31,
                                     USEFUL LIVES       ----------------------------
                                       (YEARS)             2001             2002
                                     ------------       -----------      -----------
Computer equipment                      3 to 7          $ 2,405,618      $ 2,492,165
Service assets                               3                   --          476,666
Software                                3 to 5              575,672          630,355
Leasehold improvements                  1 to 5              132,271          103,886
Office furniture and equipment          5 to 7              643,164          598,571
                                                        -----------      -----------
                                                          3,756,725        4,301,643
Less accumulated depreciation
  and amortization                                       (2,686,759)      (2,505,834)
                                                        -----------      -----------
                                                        $ 1,069,966      $ 1,795,809
                                                        ===========      ===========

                               VIEWCAST.COM, INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


8.  ACCRUED EXPENSES

     Accrued expenses consist of the following:

                                        DECEMBER 31,
                                 -------------------------
                                    2001           2002
                                 ----------     ----------
Stockholder accrued interest     $   64,690     $  628,564
Accrued interest other               13,682         11,083
Accrued consulting fees             177,500             --
Accrued legal & professional         72,293         80,763
Accrued warranty                     70,673         39,258
Accrued rent                             --         37,725
Accrued inventory purchases         173,768         28,197
Other                                87,875        189,097
                                 ----------     ----------
                                 $  660,481     $1,014,687

9.  STOCKHOLDER LINE OF CREDIT AND OTHER SHORT-TERM DEBT

     Short-term debt consists of the following:

                                                               DECEMBER 31,
                                                         -------------------------
                                                            2001           2002
                                                         ----------     ----------
$12,000,000 working capital credit facility payable
 to an entity controlled by a principal stockholder
 of the Company, collateralized by all ViewCast.com,
 Inc. assets, with interest due on demand at 12%,
 due March 31, 2004                                      $6,347,233     $5,161,582

$1,500,000 revolving line of credit payable to a
 commercial finance company, collateralized by all
 DCi assets and guaranteed by the Company, with
 interest payable monthly at the higher of prime                  1
 plus 2.5% or 7.25%, due October 11, 2003                        --        712,553

Other                                                            --          5,152
                                                         ----------     ----------
                                                         $6,347,233     $5,879,287
                                                         ==========     ==========

     Since October 1998, the Company has maintained a working capital line of credit facility with an entity controlled by one of its principal stockholders, Mr. H.T. Ardinger, who also currently serves as a director, and Chairman of the Board of Directors of the Company. This one-year, renewable facility bears interest at 12% per annum and is secured by all assets of ViewCast.com, Inc. The availability of funds under this facility is subject to certain borrowing base limitations based principally on qualifying accounts receivable and inventory. In February 2001, the Company amended the facility to increase the credit line commitment from $9.0 million to $12.0 million, extend the maturity date of the agreement to March 15, 2003, and expand the asset base for lending to include certain marketable securities owned by the Company. On February 28, 2003, the Company amended the credit facility to revise and extend the maturity date to March 31, 2004. On May 6, 2002, the Company sold securities it owned, comprised exclusively of 1,140,310 shares of DYTK common stock, to noteholder and applied the proceeds of $2,910,641 to a principal reduction in the note. The price per share of DYTK stock of $2.553 was determined by negotiations between the parties and represented a premium to the trading value of DYTK shares on May 6, 2002 of $2.00 per share. During the year ended December 31, 2002, ViewCast borrowed $1,725,000 under the terms of the line of credit financing arrangement, and after taking in to account the principal reduction of $2,910,641, resulted in a net principal note reduction of $1,185,641 during 2002. At December 31, 2002, the Company had exceeded the borrowing base on its existing line of credit by $3.2 million. The noteholder has agreed to waive through June 30, 2003 the repayment of any outstanding

                               VIEWCAST.COM, INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


financing that may be in excess of the borrowing base from time to time. Effective January 1, 2002, noteholder has also agreed that all accrued and unpaid interest on the note shall be due and payable on the earlier of (a) sixty
(60) days following receipt of written demand for payment, or (b) the maturity date.

     In October 2002, the Company acquired the assets and operations of DCi (See
Note 3). Part of the acquisition transaction included the payoff of the Seller's asset based revolving credit facility and established a new asset based revolving credit facility for a period of one year with Keltic. The initial loan assumed as of the business valuation date of October 1, 2002 was $531,607. DCi will utilize the $1.5 million Keltic credit facility for working capital support. The loan interest rate is, at the option of Lender, the greater of: (a) the prime rate published in the "Money Rates" column of The Wall Street Journal from time to time or, in the event that The Wall Street Journal is not available at any time, such rate published in another nationally recognized publication as determined by Lender, plus two hundred fifty (250) basis points per annum, or
(b) seven and one-quarter percent (7.25%). In addition, the Company entered into a Guaranty of Payment and Performance and Subordination Agreement with Keltic relating to this facility. During the quarter ended December 31, 2002, total net borrowings increased $180,946 resulting in a note balance of $712,553 at December 31, 2002. The Company had availability of $236,000 under the revolving credit facility at December 31, 2002.


     The revolving credit facility contains certain financial covenants. At December 31, 2002, the Company was in default of two of these covenants and has obtained a waiver of the defaults from Keltic.


10. LONG-TERM DEBT

     Long-term debt consists of the following:

                                                         DECEMBER 31,
                                                   ---------------------
                                                     2001         2002
7% Senior Convertible Debentures due 2004 with
  interest payable semi-annually in arrears        $950,000     $950,000
                                                   --------     --------
                                                   $950,000     $950,000
                                                   ========     ========

     On April 28, 2000, the Company sold $4,450,000 aggregate principal amount of 7% Senior Convertible Debentures Due 2004 (the "Debentures") pursuant to a private placement agreement dated March 28, 2000, and amended on April 28, 2000, by and among the Company and RP&C International Inc. and RP&C International Limited (the "Lead Managers") at an initial offering price of 100% of the principal amount thereof, less 8% gross commission. In addition, the Company issued the Lead Managers a warrant (the "Warrant") on April 28, 2000, in the name of RP&C International (Guernsey) Limited, pursuant to Regulation S, to purchase an aggregate of 89,000 shares of Common Stock, at an exercise price of $5.00 per share, subject to adjustment in the event of adjustment of the Conversion Price of the Debentures. The Warrant has a term of five (5) years and may be exercised as to all or any lesser number of shares of Common Stock covered thereby, commencing twelve (12) months after the date of issuance.

     Unless previously redeemed, the Debentures are convertible into shares of Common Stock of the Company at the option of the holder at any time at a fixed conversion price of $5.00 per share of Common Stock, subject to adjustment in certain circumstances (the "Conversion Price"). Upon voluntary conversion of any Debenture by its holder, no payment will be made for interest accrued during the period (i) from the most recent interest payment date preceding the applicable conversion date, or (ii) from the date of issuance of the Debentures if the Debenture is converted before the first interest payment (absent default by the Company, in which event interest shall continue to accrue at a specified default rate). Debentures that converted prior to the first interest payment date of November 1, 2000 converted at a ten percent (10%) discount from the then effective Conversion Price.

                               VIEWCAST.COM, INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     During September through October 2000, holders of $3,500,000 principal amount of the Debentures exchanged their notes for 777,777 shares of common stock of the Company at a conversion price of $4.50 per share. As an incentive for early conversion, the Company paid debenture holders $124,530, which amount has been reclassified to interest expense.


11. INCOME TAXES

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109), Accounting for Income Taxes. SFAS 109 requires a valuation allowance to be recorded when it is more likely than not that some portion or all of the deferred tax assets will not be realized. In the opinion of management, realization of the Company's net operating loss carryforward is not reasonably assured, and a valuation allowance of $21,750,000 and $23,410,000 has been provided against deferred tax assets in excess of deferred tax liabilities in the accompanying consolidated financial statements at December 31, 2001 and 2002, respectively.

     The components of the Company's net deferred taxes are as follows:

                                                                  DECEMBER 31,
                                                         ------------------------------
                                                             2001              2002
                                                         ------------      ------------
DEFERRED TAX ASSETS:
     Net operating loss carryforwards                    $ 20,115,000      $ 21,893,000
     Revenue deferred for financial statements,
         recognized for tax                                   112,000           319,000
     Excess of tax over financial statement basis of
         patent                                                30,000            19,000
     Accruals deductible for tax purposes when paid           439,000           356,000
     Excess of tax over financial statement basis of
        software development costs                          1,091,000           933,000
                                                         ------------      ------------
               Total deferred tax assets                   21,787,000        23,520,000
DEFERRED TAX LIABILITIES:
    Excess of financial statement over tax basis
      of property and equipment                               (37,000)         (110,000)
                                                         ------------      ------------
NET DEFERRED TAX ASSETS                                    21,750,000        23,410,000
Less: valuation allowance                                 (21,750,000)      (23,410,000)
                                                         ------------      ------------

NET DEFERRED TAXES                                       $         --      $         --
                                                         ============      ============

     A reconciliation between the federal income tax benefit calculated by applying U.S. federal statutory rates to net loss and the absence of a tax benefit reported in the accompanying consolidated financial statements is as follows:

                                                                        DECEMBER 31,
                                                       ---------------------------------------------
                                                           2000             2001             2002
                                                       -----------      -----------      -----------
U.S. federal statutory rate applied to pretax loss     $(3,022,000)     $(3,085,000)     $(1,396,000)
State tax net of federal benefit                          (260,000)        (257,000)        (147,000)
Change in valuation allowance                            3,209,000        5,569,000        1,660,000
Net operating loss carryforward adjustment                      --       (2,242,000)              --
Other                                                       73,000           15,000         (117,000)
                                                       -----------      -----------      -----------
                                                       $        --      $        --      $        --
                                                       ===========      ===========      ===========

                               VIEWCAST.COM, INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     At December 31, 2002 the Company has federal income tax net operating loss carryforwards of approximately $59,000,000, which expire as follows:

YEAR
ENDED         AMOUNT
-----       -----------
 2009       $ 2,700,000
 2010         4,700,000
 2011         4,000,000
 2012         5,400,000
 2018         7,700,000
 2019        13,200,000
 2020         8,100,000
 2021         8,600,000
 2022         4,600,000


     The Company is subject to limitations existing under Internal Revenue Code
Section 382 (Change of Control) relating to the availability of the operating loss carryforward.

     No income taxes were paid during the years ended December 31, 2000, 2001 and 2002, and there were no foreign taxes.


12. SERIES D REDEEMABLE CONVERTIBLE PREFERRED STOCK

     In October 2002, the Company issued 114,712 shares of Series D Preferred Stock as partial consideration for the acquisition of DCi (See Note 3). Each share of Series D Preferred Stock has a stated value of $10.00 with a conversion option to common stock at $1.50 per share of Company common stock. The Series D Preferred Stock provides redemption rights for the holders and the Company, and other rights as described in the Certificate of Designation of the Series D Preferred Stock. The Series D Preferred Stock is redeemable at its stated value at the holders' option upon written notice at any time after October 11, 2004. The value of the 114,712 shares issued and outstanding at December 31, 2002 reflect a discount of $160,000 from the stated value of $1,147,120 and will be reflected as preferred dividends until the initial redemption date of October 11, 2004. The Series D Preferred Stock is redeemable at its stated value at the Company's option upon written notice at any time after October 11, 2005 or prior to that date if the Company's common stock has a market value of $3.75 per share for ten consecutive trading days. Holders of Series D redeemable convertible preferred stock have no voting rights except on amendments to the Company's Articles of Incorporation to change the authorized shares, or par value, or to alter or change the powers or preferences of the Series D Preferred Stock issue.

     On January 10, 2003, the Company issued 10,539 shares of Series D convertible preferred stock as additional consideration for adjustments required by the APA.


13. STOCKHOLDERS' EQUITY (DEFICIT)

PREFERRED STOCK

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

                               VIEWCAST.COM, INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


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

     At December 31, 2002, the Company had a consolidated stockholders' deficit of $4,813,331 and in accordance with Delaware law, was precluded from paying dividends on its outstanding Series B and Series C convertible preferred stock. As a result, no preferred stock dividends were declared or paid during 2002. The Series B and Series C preferred stock issues carry cumulative dividends of 8% and 9% per year, respectively, and are generally payable semi-annually in arrears in cash or common stock of the Company, at the Company's option. Cumulative dividends on preferred shares in arrears at December 31, 2002 are approximately: Series B-$640,000, Series C-$177,534.

COMMON STOCK

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

                               VIEWCAST.COM, INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     During 2000, the Company received $348,127 from the exercise stock options to purchase 115,521 common shares of the Company at exercise prices ranging from $2.06 to $4.63 per share.

     During 2000, the Company received $165,490 in proceeds from the sale of 99,990 shares of common stock to employees under the terms of the Company's Employee Stock Purchase Plan. The employee purchase price for the offering periods ended April 30, 2000 and October 31, 2000 was $3.04 and $1.21 per share, respectively. In October 2000, the Board of Directors of the Company amended the ESPP to change the commencement dates of the six-month offering periods from May 1 and November 1 to April 1 and October 1 of each year.

     During 2001, the Company received $106,569 in proceeds from the sale of 190,556 shares of common stock to employees under the terms of the Company's Employee Stock Purchase Plan. The employee purchase price for the offering periods ended March 31, 2001 and September 30, 2001 was $0.62 and $0.48 per share, respectively.

     During 2002, the Company received $17,467 in proceeds from the sale of 58,312 shares of common stock to employees under the terms of the Company's Employee Stock Purchase Plan. The employee purchase price for the offering periods ended March 31, 2002 and September 30, 2002 was $0.40 and $0.21 per share, respectively.

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

     In September 2002, stockholders of the Company approved a proposal to increase the number of authorized shares of common stock of the Company from 40,000,000 shares to 100,000,000 shares.

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

     In April 1995, the Company also adopted the 1995 Director Option Plan under which 250,000 shares of the Company's common stock are reserved for issuance to outside directors of the Company. The objective of the director plan is to attract and retain qualified personnel for service as outside directors of the Company and to encourage their continued service to the Board. Only non-qualified stock options may be granted. Grants under the plan are automatic and nondiscretionary and are issued at an option price per share not less than fair market value at the date of grant. In September 2002, stockholders of the Company approved a proposal to increase the number of shares available for issuance under the 1995 Director Option Plan from 250,000 shares to 500,000 shares.

     The Company has issued non-qualified stock options to non-employees and consultants of the Company and accounts for these issuances by estimating their fair value at date of grant using the Black-Scholes option-pricing model. An expense is recognized ratably over the vesting period of the option provided all material terms of the agreement are defined. In instances where the terms are not defined, the option is accounted for as a variable plan and an expense is recognized over the expected period of benefit

                               VIEWCAST.COM, INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

of the option. Expenses related to these options are recorded based on an estimate of the options value computed at the end of each reporting period. The final expense for the variable plan is recorded when all material terms, i.e. - the number and exercise price of the options, are known and the options have been earned. Expense of $28,588, $9,603 and $950 has been recognized for the years ended December 31, 2000, 2001 and 2002, respectively. These amounts have been aggregated with the valuation of warrants and disclosed as a component of Consolidated Statements of Stockholders' Equity.

     Following is a summary of stock option activity from January 1, 2000 through December 31, 2002:

                                                                     STOCK OPTIONS
                                                      ------------------------------------------------
                                                                                           WEIGHTED-
                                                                                            AVERAGE
                                                         NUMBER        PRICE PER        EXERCISE PRICE
                                                        OF SHARES        SHARE            PER SHARE
                                                      ------------   ---------------    --------------
     Outstanding at January 1, 2000                       2,761,913  $1.77  - $ 9.00           $4.33

     Granted                                                935,250   1.25  -   6.59            3.61
     Exercised                                              115,521   2.06  -   4.63            3.01
     Canceled/forfeited                                     278,331   2.06  -   7.14            4.11
                                                      -------------
     Outstanding at December 31, 2000                     3,303,311   1.25  -   9.00            4.19

     Granted                                              1,576,500   0.58  -   1.09            1.06
     Canceled/forfeited                                     834,148   1.09  -   8.75            2.64
                                                      -------------
     Outstanding at December 31, 2001                     4,045,663   0.58  -   9.00            3.29

     Granted                                              1,356,500   0.26  -   0.49            0.42
     Canceled/forfeited                                     903,747   0.28  -   8.75            3.45
                                                      -------------
     Outstanding at December 31, 2002                     4,498,416  $0.26  -  $9.00           $2.39
                                                      =============


     The weighted-average grant-date fair value of options granted was $3.07, $0.92 and $0.34 for the years ended December 31, 2000, 2001 and 2002, respectively.


     The following information applies to options outstanding at December 31, 2002:

                            OPTIONS OUTSTANDING                                     OPTIONS EXERCISABLE
      -------------------------------------------------------------------      ------------------------------
                                             WEIGHTED-
                                              AVERAGE           WEIGHTED-                           WEIGHTED-
                                             REMAINING          AVERAGE        EXERCISABLE AT        AVERAGE
         RANGE OF         OUTSTANDING AT    CONTRACTUAL         EXERCISE        DECEMBER 31,        EXERCISE
      EXERCISE PRICES   DECEMBER 31, 2002      LIFE              PRICE             2002              PRICE
      ---------------   -----------------   -----------         ---------      --------------       ---------
       $ 0.01 - 1.00          1,477,500          9.5              $ 0.44           341,470            $0.51
         1.00 - 2.00          1,047,700          8.1                1.14           391,290             1.15
         2.01 - 3.00            794,200          3.7                2.66           713,769             2.68
         3.01 - 4.00            191,500          4.7                3.79           184,885             3.79
         4.01 - 5.00            168,666          4.8                4.49           162,844             4.49
         5.01 - 6.00            376,850          6.9                5.67           228,627             5.66
         6.01 - 7.00             17,000          7.1                6.64             9,716             6.66
         7.01 - 8.00            410,000          6.7                7.10           171,040             7.10
         8.01 - 9.00             15,000          6.3                9.00            13,749             9.00
                            -----------       ------              ------         ---------            -----
                              4,498,416          7.3              $ 2.39         2,217,390            $3.01

                               VIEWCAST.COM, INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


EMPLOYEE STOCK PURCHASE PLAN

     In May 1995, the Company established an Employee Stock Purchase Plan (ESPP) to provide employees of the Company with an opportunity to purchase common stock through payroll deductions. Under the ESPP, 250,000 shares of common stock were initially reserved for issuance, subject to certain antidilution adjustments. The ESPP is intended to qualify as an employee stock purchase plan within the meaning of Section 423 of the Internal Revenue Code. In August 2000, stockholders of the Company approved a proposal to increase the number of shares available for issuance under the ESPP from 250,000 to 500,000 shares and in June 2001, stockholders approved a proposal to increase the number of shares available for issuance under the ESPP from 500,000 to 1,000,000 shares.

     Each ESPP offering is for a period of six months and in October 2000, the Board of Directors of the Company amended the ESPP to change the commencement dates of the six-month offering periods from May 1 and November 1 to April 1 and October 1. Eligible employees may participate in the ESPP by authorizing payroll deductions during an offering period within a percentage range determined by the Board of Directors. Initially, the amount of authorized payroll deductions is not more than ten percent of an employee's cash compensation during an offering period not to exceed $25,000 per year. Amounts withheld from payroll are applied at the end of each offering period to purchase shares of common stock. Participants may withdraw their contributions at any time before stock is purchased, and in the event of withdrawal such contributions will be returned to participants. The purchase price of the common stock is equal to eighty-five percent (85%) of the lower of (i) the market price of common stock immediately before the beginning of the applicable offering period or (ii) the market price of common stock at the end of each offering period. The Company pays all expenses incurred in connection with the implementation and administration of the ESPP. The ESPP terminates in April 2005.

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

     Following is a summary of warrant activity from January 1, 2000 through December 31, 2002:


                                                                              WARRANTS
                                                        ----------------------------------------------------
                                                                                                 WEIGHTED-
                                                         NUMBER OF         EXERCISE              AVERAGE
                                                          WARRANTS          PRICE             EXERCISE PRICE
                                                        -----------     ---------------       --------------
     Outstanding and exercisable
       January 1, 2000                                    5,582,865       $3.00 - $4.50             $4.15

     Granted - non-public warrants                           89,000                5.00              5.00
     Granted - public warrants                               17,500                4.50              4.50
     Exercised                                            1,097,245        3.00 -  4.50              3.43
     Canceled                                                85,333                4.50              4.50
                                                        -----------
     Outstanding and exercisable
       at December 31, 2000                               4,506,787        3.00 -  4.50             $4.34

     Granted - non-public warrants                           33,332                1.00              1.00
     Exercised                                               33,332                 .75               .75
     Canceled                                               411,667        3.00 -  4.00              3.07
                                                        -----------
     Outstanding and exercisable
       at December 31, 2001                               4,095,120        1.00 -  4.50              4.44

     Canceled                                               173,108        3.00 -  3.63              3.54
                                                        -----------
     Outstanding and exercisable
       at December 31, 2002                               3,922,012       $1.00 -  5.00             $1.64
                                                        ===========

                               VIEWCAST.COM, INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     In addition, at December 31, 2002 the Company's lead underwriter for the initial public offering and assigns held representative warrants to purchase 122,500 full units at $6.44 per unit and 17,500 partial units at $6.30 per share, each full unit consisting of one share of common stock at $6.30 and one public warrant at $0.14. Each Public Warrant, when exercised, entitles the holder to purchase one share of common stock at $1.00.

     At December 31, 2002, the Company had outstanding 2,616,348 redeemable common stock public warrants that were issued in connection with the Company's initial public offering, as well as 1,183,332 redeemable private warrants, with terms similar to the public warrants, that were issued in connection with the early exercise of private warrants during 1998. When initially issued, each redeemable warrant entitled the holder to purchase 1.0 share of common stock at $4.50, subject to adjustment under certain circumstances. In October 1998, the Company reduced the effective exercise price of its then redeemable warrants from $4.50 to $4.19 per share of common stock in accordance with the provisions of its warrant agreements, whereby each redeemable warrant entitled the holder to purchase 1.074 shares for $4.50. In January 2002, the Company extended the expiration date of its outstanding public and public equivalent warrants to February 3, 2005 from February 3, 2002. Additionally, effective March 1, 2002, the Company decreased the effective exercise price per share of common stock from $4.19 to $1.00, which was above the market price at that date. Both the public and private redeemable warrants are redeemable by the Company, upon notice of not less than thirty days, at a price of $.10 per warrant, provided that the closing price or bid price of the common stock for any twenty trading days within a period of thirty consecutive trading days ending on the fifth day prior to the day on which the Company gives notice of redemption has been at least $6.75 (subject to adjustment under certain circumstances).

     At December 31, 2002, the Company also had outstanding 122,332 non-redeemable private warrants with exercise prices ranging from $1.00 to $5.00 per share and with varying expiration dates through February 2007.

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

                               VIEWCAST.COM, INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


14. EMPLOYEE BENEFIT PLAN

     Effective March 1, 1997, the Company adopted a profit sharing plan pursuant to Section 401(k) of the Internal Revenue Code whereby participants may elect to contribute up to twenty percent (20%) of their compensation subject to statutory limitations. The plan provides for discretionary matching and profit sharing contributions by the Company. All employees are eligible to participate in the plan provided they meet minimum age requirement of eighteen. For the years ended December 31, 2000, 2001 and 2002, the Company made no matching or profit sharing contributions.


15. COMMITMENTS AND CONTINGENCIES

     The Company leases various office and manufacturing space at various locations under non-cancelable operating leases extending through 2007. The Company also leases certain office and computer equipment under non-cancelable operating leases. Future minimum operating lease payments with initial or remaining terms of one year or more are as follows:

                                                 OPERATING
                                                   LEASES
                                                -----------
Year ended December 31:
    2003                                          $ 608,015
    2004                                            594,325
    2005                                            586,907
    2006                                            352,275
    2007                                            200,606
                                                -----------
Total minimum lease payments                    $ 2,342,128
                                                ===========

     Rent expense was $774,531, $760,259 and $592,777 for the years ended December 31, 2000, 2001 and 2002, respectively.


16. SEGMENT INFORMATION

     Prior to October 2002, the Company's organizational structure was based on one business segment engaged in the design, development and marketing of video products, systems and services. Since the acquisition of Delta Computec Inc. in October 2002, the Company now operates in two distinct business segments as follows:

IT SERVICES AND PRODUCTS

     This business segment includes the operations of Delta Computec Inc. which is headquartered in Teterboro, New Jersey and provides customized network support, Internet and Intranet consulting, networking, maintenance, disaster recovery services as well as computer and networking product sales to Fortune 500 and 1000 companies. Customers include financial institutions, accounting firms, healthcare providers, pharmaceutical companies and educational institutions primarily in the northeastern United States.

VIDEO DISTRIBUTION AND NETWORKING PRODUCTS

     This business segment is engaged in designing, developing and marketing video communications products and services. It includes operations of the Company's Osprey(R) line of video capture and video compression-decompression cards, its Viewpoint VBX(TM) video distribution system, and its Niagara(TM) line of encoding and streaming video servers. The Company markets its video products and services directly to

                               VIEWCAST.COM, INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

end-users, through original equipment manufacturers, value-added resellers and computer system integrators, worldwide.

CORPORATE

     The corporate functions of human resources, legal, financial reporting, accounting, risk management are located in Dallas, TX. Operating expenses not distributed to business segments include certain officers' salaries, investor relations and shareholder meetings, public accounting audit and tax services, legal fees, directors and officers insurance and other corporate facility expenses.

     The Company's underlying accounting records are maintained on a legal entity basis for government and public reporting requirements. Segment disclosures are on a performance basis consistent with internal management reporting. The Company evaluates performance based on sales, gross margins and operating income and expense. Not all corporate operating expenses are distributed to the business segments. The accounting policies of the segments are the same as those described in Note 2 - Summary of Significant Policies.

     The following tables provide financial data by segment for 2002:



SUMMARY OF OPERATIONS BY OPERATING SEGMENT:

                                                         VIDEO
                                                      DISTRIBUTION
                                    IT SERVICES,      & NETWORKING      UNALLOCATED
                                      PRODUCTS           PRODUCTS        CORPORATE           TOTAL
                                    ------------      ------------      ------------      ------------
              2002
Total sales                         $  2,547,109      $  7,885,431      $         --      $ 10,432,540
Intersegment sales                        (5,000)               --                --            (5,000)
                                    ------------      ------------      ------------      ------------

Revenue from external customers     $  2,542,109      $  7,885,431      $         --      $ 10,427,540
                                    ============      ============      ============      ============

Gross profit                        $    590,013      $  4,310,883      $         --      $  4,900,896

Operating loss                      $     (4,841)     $ (2,667,592)     $ (1,730,000)     $ (4,402,433)


Total assets                        $  4,255,265      $  3,089,180      $    313,698      $  7,658,143
Goodwill                            $  1,041,430      $         --      $         --      $  1,041,430
Capital additions                   $     56,305      $     34,179      $     17,003      $    107,487

                               VIEWCAST.COM, INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

SUMMARY OF SALES BY GEOGRAPHIC AREA:

                                      VIDEO
                                   DISTRIBUTION
                  IT SERVICES,     & NETWORKING
                    PRODUCTS         PRODUCTS          TOTAL              %
                  ------------     ------------     ------------     ------------
     2002
United States     $  2,542,109     $  4,118,998     $  6,661,107            63.88%
Europe                      --        1,474,982        1,474,982            14.15%
Pacific Rim                 --        1,719,560        1,719,560            16.49%
Other                       --          571,891          571,891             5.48%
                  ------------     ------------     ------------     ------------
     Total        $  2,542,109     $  7,885,431     $ 10,427,540           100.00%
                  ============     ============     ============     ============

     2001
United States     $         --     $  4,509,848     $  4,509,848            56.72%
Europe                      --        1,556,720     $  1,556,720            19.58%
Pacific Rim                 --        1,545,663     $  1,545,663            19.44%
Other                       --          338,656     $    338,656             4.26%
                  ------------     ------------     ------------     ------------
     Total        $         --     $  7,950,887     $  7,950,887           100.00%
                  ============     ============     ============     ============

     2000
United States     $         --     $  6,941,881     $  6,941,881            66.50%
Europe                      --        1,708,169        1,708,169            16.36%
Pacific Rim                 --        1,120,478        1,120,478            10.73%
Other                       --          668,876          668,876             6.41%
                  ------------     ------------     ------------     ------------
     Total        $         --     $ 10,439,404     $ 10,439,404           100.00%
                  ============     ============     ============     ============


17. RELATED PARTY TRANSACTIONS

     Since October 1998, the Company has maintained a working capital line of credit facility with a partnership controlled by one of its principal stockholders and Chairman of the Board of the Company, H. T. Ardinger, Jr. The one-year, renewable facility, bears interest at 12% per annum and is collateralized by all ViewCast.com, Inc. assets (See Note 9). During 2000, 2001 and 2002, the Company paid interest of $289,123, $500,850 and $64,690, respectively to the partnership.

     During February 2000, the Company received $390,000 proceeds from the exercise of 130,000 private warrants by Mr. Ardinger, a principal stockholder and Chairman of the Board of the Company, at an exercise price of $3.00 per share.

     In November 2001, the Company received net proceeds of $2,000,000 from the private placement of 200,000 shares of Series C convertible preferred stock at $10 per share with H.T. Ardinger, Jr., a principal stockholder and Chairman of the Board of the Company. The Series C preferred stock is convertible into common stock of the Company at a fixed price of $0.60 per share, subject to certain requirements, and carries a dividend of 9% per year payable in cash or common stock of the Company, at the Company's option.

     Effective May 6, 2002, the Company sold all its available-for-sale securities comprised exclusively of 1,140,310 shares of DYTK common stock for $2,910,641. All proceeds were used to make a principal reduction in its stockholder line-of-credit note balance. The price per share of DYTK stock of $2.553 was determined by negotiations between the parties and represented a premium to the fair market trading value of DYTK shares on May 6, 2002 of $2.00 per share. During 2002, the Company borrowed $1.7 million under the terms of the stockholder line of credit financing arrangement and reduced the principal by $2.9 million, resulting in a net principal note reduction of $1.2 million during 2002.

                               VIEWCAST.COM, INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     On October 11, 2002, the Company completed the acquisition of the assets and operations of Delta Computec Inc. The closing cash payment in the amount of $500,000 was funded from an advance from one of its principal stockholders and Chairman of the Board of the Company, H.T. Ardinger, Jr. The advance remained outstanding at December 31, 2002.


18. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

                                                                           QUARTER ENDED
                                                  ---------------------------------------------------------------
                                                    MARCH 31,       JUNE 30,       SEPTEMBER 30,     DECEMBER 31,
                                                  -----------      -----------     -------------     ------------
2001:
Net sales ...................................     $ 2,349,764      $ 1,826,213      $ 1,804,668      $ 1,970,242
Gross profit ................................       1,318,735        1,076,824        1,057,881          922,036
Net loss ....................................      (2,484,019)      (2,528,929)      (2,194,150)      (1,865,857)

Net loss per share - basic and diluted ......     $     (0.16)     $     (0.16)     $     (0.14)     $     (0.12)
                                                  ===========      ===========      ===========      ===========


2002:
Net sales ...................................     $ 1,623,114      $ 1,942,297      $ 2,094,407      $ 4,767,722
Gross profit ................................         820,119        1,073,635        1,196,083        1,811,059
Net loss ....................................      (1,887,221)        (337,846)      (1,031,836)        (847,892)

Net loss per share - basic and diluted ......     $     (0.11)     $     (0.03)     $     (0.06)     $     (0.05)
                                                  ===========      ===========      ===========      ===========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On May 3, 2002, the Company received notice by letter dated May 2, 2002 that Ernst & Young LLP resigned as auditors of the Company.

     The reports of Ernst & Young LLP on the Company's financial statements for each of the fiscal years ended December 31, 2001 and 2000 did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to audit scope or accounting principles. The report of Ernst & Young LLP for only the most recent year of the past two fiscal years was modified as to uncertainty regarding the ability of the Company to continue as a going concern.

     In connection with the audits of the Company's financial statements for each of the two fiscal years ended December 31, 2001 and 2000, there were no disagreements with Ernst & Young LLP on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which if not resolved to the satisfaction of Ernst & Young LLP would have caused Ernst & Young LLP to make reference to the matter in their report. The Company requested Ernst & Young LLP to furnish it a letter addressed to the Commission stating whether it agrees with the above statements. The letter was furnished and filed as exhibit 16.1 to Form 8-K filed May 10, 2002.

     Effective May 17, 2002, the Company engaged Grant Thornton LLP to replace Ernst & Young as its accounting firm for the fiscal year ending December 31, 2002. There have been no disagreements concerning any matter of accounting principle or financial statement disclosure between the Company and its independent auditors, Grant Thornton LLP.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS:
COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     DIRECTORS

         The names of the Directors and certain other information about them are set forth below:

            NAME                  AGE         DIRECTOR SINCE               OFFICE HELD WITH COMPANY
            ----                  ---         --------------               ------------------------
H. T. Ardinger                    78               1999           Chairman of the Board

Joseph Autem                      45               1999           Director

George C. Platt                   62               1999           Director, President and Chief Executive
                                                                  Officer

David A. Dean                     55               1999           Director

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

EXECUTIVE OFFICERS

         The following table contains information as of March 31, 2002 as to the executive officers of ViewCast.

                          NAME                  AGE                     OFFICE HELD WITH COMPANY
                          ----                  ---                     ------------------------
               George C. Platt                   62       Chief Executive Officer and President
               Laurie L. Latham                  46       Chief Financial Officer and Senior Vice President of
                                                          Finance and Administration
               Harry E. Bruner                   56       Senior Vice President of Sales and Marketing
               David T. Stoner                   46       Vice President of Operations
               John DeVito                       46       Corporate Vice President

     MR. PLATT'S information can be found with the above information regarding directors.

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

     DAVID T. STONER joined ViewCast as Vice President of Operations in August 1996 and moved to his current position as Senior Vice President of Operations in March 2003. From August 1994 to August 1996, Mr. Stoner was Vice President of Engineering for the Connectworks Division of Connectware, Inc., a wholly owned subsidiary of AMP Inc. From July 1986 to August 1994, Mr. Stoner was employed by Visual Information Technologies, Inc. ("VITec"), a manufacturer of video, imaging, and graphics products, which was purchased by Connectware, Inc. At VITec, Mr. Stoner was responsible for the development of hardware and software products, and served in various positions including Vice President of Engineering. From January 1979 to July 1986, Mr. Stoner served in various engineering positions at Texas Instruments, Inc. Mr. Stoner received his B.S. degree in Electrical Engineering from the University of Kansas.

     JOHN DEVITO joined ViewCast as Corporate Vice President in October 2002 upon the acquisition of the operating assets of Delta Computec Inc. Mr. DeVito's primary role is President of Delta Computec Inc., a wholly owned subsidiary of ViewCast. From May 1978 until October 2002, he has held various positions within the prior operations of Delta Computec Inc. including President, Vice President of Operations and Vice President/General Manager. Mr. DeVito's twenty-five years in the Information Technology services industry includes the development of many innovative service offerings commonly used today.

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

     To ViewCast's knowledge, based solely on review of the copies of such reports furnished to ViewCast, and written representations that no other reports were required during the year ended December 31, 2002, all Section 16(a) filing requirements applicable to ViewCast's officers, directors and greater than ten percent (10%) beneficial owners were complied with, with the exception of George
C. Platt, Laurie L. Latham, Harry E. Bruner, Neal Page and Dave T. Stoner, officers of ViewCast, who failed to timely file a Form 5. All such officers are now current in their Section 16 filings.


ITEM 11. EXECUTIVE COMPENSATION

    DIRECTOR COMPENSATION

     Directors currently receive no cash compensation for serving on the Board of Directors other than reimbursement of reasonable expenses incurred in attending meetings. In May 1995, ViewCast adopted a 1995 Director Option Plan (the "Director Plan") under which only outside directors are eligible to receive stock options. The Director Plan provides for the grant of nonstatutory stock options to directors who are not employees of ViewCast. As amended and approved by shareholder vote during 2002, a total of 500,000 shares of Common Stock have been authorized for issuance under the Director Plan. As of March 31, 2003, options to purchase an aggregate of 145,000 shares at exercise prices ranging from $0.26 to $9.00 per share had been granted and are outstanding under the Director Plan and options to purchase an aggregate of 48,016 shares have been previously granted and exercised. Each non-employee director who joins the Board after May 1, 1995 will automatically be granted a nonstatutory option to purchase 15,000 shares of Common Stock on the date upon which such person first becomes a director. In addition, each such non-employee director will automatically be granted a nonstatutory option to purchase 10,000 shares of Common Stock upon annual re-election to the Board, provided the director has been a member of the Board for at least six months upon the date of re-election. The exercise price of each option granted under the Director Plan is equal to the fair market value of the Common Stock on the date of grant. Each initial 15,000 share grant vests at the rate of 25% of the option shares upon the first anniversary of the date of grant and one forty-eighth of the options shares per month thereafter, and each annual 10,000 share grant vests at the rate of 25% of the option shares upon the first anniversary of the date of grant and one forty-eighth of the options shares per month thereafter, in each case unless terminated sooner upon termination of the optionee's status as a director or otherwise pursuant to the Director Plan. In the event of a merger of ViewCast with or into another corporation or a consolidation, acquisition of assets or other change in control transaction involving ViewCast, each option becomes exercisable unless assumed or an equivalent option substituted by the successor corporation. Unless terminated sooner, the Director Plan will terminate in 2005. The Board of Directors currently administers the Director Plan. The Board has authority to amend or terminate the Director Plan, provided that no such action may impair the rights of any optionee without the optionee's consent.


SUMMARY COMPENSATION TABLE

     The following table sets forth information concerning compensation paid by ViewCast to the Chief Executive Officer and to all other executive officers of ViewCast whose total salary and bonus exceeded $100,000 for the year ended December 31, 2002.


                           SUMMARY COMPENSATION TABLE

                                                                                        LONG TERM
                                                       ANNUAL           ANNUAL         COMPENSATION
                                                    COMPENSATION     COMPENSATION        OPTIONS
   PRINCIPAL POSITION               FISCAL YEAR        SALARY           BONUS          (IN SHARES)
   ------------------               -----------     ------------     ------------      ------------
George C. Platt                         2002          $225,000         $    --               70,000
  Chief Executive Officer               2001           240,000              --              200,000
  and President                         2000           240,000              --               50,000

Laurie L. Latham                        2002           143,750              --               60,000
  Chief Financial Officer               2001           150,000              --              100,000
  and Sr. Vice-President                2000           150,000              --               10,000

Harry E. Bruner                         2002           161,000           9,000               60,000
  Sr. Vice-President of Sales           2001           168,000          37,000              100,000
  and Marketing                         2000           157,518(1)       55,944              160,000

David T. Stoner                         2002           126,119              --               60,000
  Vice President of                     2001           132,000              --              100,000
  Operations                            2000           124,500              --               10,000

John DeVito                             2002            39,714(2)           --              100,000
  Corporate Vice President                                                  --
  and President of DCi                                                      --

Neal S. Page                            2002           150,000(3)                            60,000
  Vice President of                     2001           150,000                              100,000
  Osprey Products                       2000           131,666          20,000                5,000

(1)  Mr. Bruner assumed his duties with ViewCast in February 2000.

(2)  Mr. DeVito assumed his duties with ViewCast in October 2002.

(3)  Mr. Page resigned in March 2003.

    The following table provides information concerning options granted to the executive officers of ViewCast in 2002.


                        OPTION GRANTS IN LAST FISCAL YEAR



                                     % OF TOTAL
                                       OPTIONS
                                     GRANTED TO    EXERCISE                  POTENTIAL REALIZABLE VALUE AT
                                      EMPLOYEES     OR BASE                   ASSUMED RATES OF STOCK PRICE
                        OPTIONS       IN FISCAL    PRICE PER   EXPIRATION   APPRECIATION FOR OPTION TERM (1)
        NAME            GRANTED         YEAR         SHARE        DATE          5%                  10%
        ----           ---------     ----------    ---------   ----------   ----------          ------------
George C. Platt...        70,000(2)     5.28         $0.485     07/03/12       $21,351             $54,108
Laurie L. Latham.         60,000(2)     4.52          0.485     07/03/12        18,301              46,378
Harry E. Bruner...        60,000(2)     4.52          0.485     07/03/12        18,301              46,378
David T. Stoner...        60,000(2)     4.52          0.485     07/03/12        18,301              46,378
John DeVito.......       100,000(3)     7.54          0.275     10/24/12        17,295              43,828
Neal S. Page......        60,000(2)     4.52          .0485     07/03/12        18,301              46,378

------------------------
(1) Potential realizable value is the amount that would be realized upon exercise by the named executive officer of the options immediately prior to the expiration of their respective terms, assuming the specified compound annual rates of appreciation on common stock over the respective terms of the options. These amounts represent assumed rates of appreciation only. Actual gains, if any, on stock option exercises depend on the future performance of the Company's common stock and overall market conditions. These can be no assurances that the potential values reflected in this table will be achieved.

(2) The option granted during 2002 to the named executive vests over twenty-four months, of which 1/3rd vests on the grant date, 1/3rd vests after twelve months and the remainder vests in equal installments over the remaining twelve months.

(3) The option granted during 2002 to the named executive vests over thirty-six months, of which 1/3rd vests after twelve months, 1/3rd vests after twenty-four months and the remainder vests in equal installments over the remaining twelve months.


YEAR-END OPTION VALUES

         The following table sets forth certain information as of December 31, 2002 concerning the value of unexercised options held by the officers named in the Summary Compensation Table above.


                          FISCAL YEAR-END OPTION VALUES

                                      NUMBER OF SHARES                      VALUE OF UNEXERCISED
                                   UNDERLYING UNEXERCISED                   IN-THE MONEY OPTIONS
                                OPTIONS AT DECEMBER 31, 2002              AT DECEMBER 31, 2002(1)
                             ---------------------------------         -------------------------------
            NAME             EXERCISABLE         UNEXERCISABLE         EXERCISABLE       UNEXERCISABLE
            ----             -----------         -------------         -----------       -------------
George C. Platt.........        282,499              437,501           $        --       $        --
Laurie L. Latham........        121,333              148,667                    --                --
Harry E. Bruner.........        146,334              173,666                    --                --
David T. Stoner.........        174,583              115,417                    --                --
John DeVito.............             --              100,000                    --                --
Neal S. Page............        247,750              117,250                    --                --

------------------
(1) Represents the difference between the exercise price of the outstanding options and the fair market value of the Common Stock on December 31, 2002 of $0.20 per share if the fair market price per share exceeds the exercise price.

EMPLOYMENT AGREEMENTS

    We have entered into an employment agreement with Mr. Platt. His employment agreement was in effect through March 2001 and has been renewed annually through March 2004 with ongoing automatic one-year renewals unless ViewCast or Mr. Platt elects in advance not to renew the agreement. The employment agreement provides
(i) for annual base compensation of $240,000; (ii) that he is eligible to receive bonuses if our Board of Directors so elects; (iii) for stock options to purchase 400,000 shares of our Common Stock pursuant to the 1995 Option Plan(1); and (iv) for an eighteen (18) month non-compete period if ViewCast terminates Mr. Platt. Mr. Platt voluntarily reduced his cash compensation below $240,000 for the 2002 calendar year.

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

------------------------

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


1995 STOCK OPTION PLAN

    The 1995 Employee Stock Option Plan (the "1995 Option Plan") provides for the grant to employees of ViewCast of incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code") and for the grant to employees and consultants of ViewCast of nonstatutory stock options and stock purchase rights. A total of 5,900,000 shares of Common Stock have been authorized for issuance under the 1995 Option Plan. As of March 31, 2003, options to purchase an aggregate of 3,850,102 shares of Common Stock at exercise prices ranging from $0.20 to $8.75 had been granted and are outstanding under the 1995 Option Plan, and options to purchase an aggregate of 989,833 shares of Common Stock have been previously granted and exercised under the 1995 Option Plan.

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


                          COMPENSATION COMMITTEE REPORT

     The following is a report of the Compensation Committee of the Board of Directors (the "Compensation Committee") describing the compensation policies applicable to the Company's executive officers during the year ended December 31, 2002. The Compensation Committee recommends to the Board of Directors the salaries, incentives and other forms of compensation for directors, officers and other employees of the Company, administers the Company's various incentive compensation and benefit plans (including stock plans) and recommends policies relating to such incentive compensation and benefit plans. Executive officers who are also directors have not participated in deliberations or decisions involving their own compensation.

     The Company's executive officer compensation policies are formulated to attract, motivate and retain senior management by providing competitive, performance-based compensation that aligns the financial interests of the executive with those of the Company's shareholders and is commensurate with the Company's financial resources. The compensation practices of other comparable technology companies within and outside the local region are considered in establishing the overall components and level of the compensation package, however it has not been policy to set compensation levels based on a predetermined institutional peer group. Executive officer compensation consists of a combination of cash compensation, consisting of a base salary and discretionary bonus payments, stock-based incentives in the form of options to purchase the Company's Common Stock and participation in the Company's fringe benefits. The

Company currently does not contribute to any retirement plan on behalf of its employees or executive officers.

     The base salaries for 2002 of all executive officers, including the CEO, were set at levels determined, in the subjective judgment of the Compensation Committee, to be commensurate with the customary duties and responsibilities of each executive officer and to correspond approximately with similar job responsibilities at comparable companies. Discretionary bonus payments, if any, were utilized to maintain competitive compensation levels and to reflect performance. Fringe benefit programs are designed to provide for the health and long-term financial needs of the executives and their families and include life, disability and group health insurance. The Company's Employee Stock Purchase Plan provides an additional incentive for executives and employees to purchase shares of Common Stock in the Company at a discount to market by investing through an after-tax payroll withholding plan.

     The Company's 1995 Employee Stock Option Plan provides stock options to officers and employees to purchase shares of the Company's Common Stock at an exercise price equal to the fair market value of such stock on the date of grant. Generally, the Company's stock options vest over a period of five years or based on a defined set of performance objectives. Stock options are granted to the Company's employees and executive officers both as a reward for past individual and corporate performance and as an incentive for future performance. The Compensation Committee believes stock-based performance compensation packages are crucial in bringing the interests of management and the stockholders into alignment in increasing the value of the Company's equity.

                                    Submitted by the Compensation
                                    Committee of ViewCast.com, Inc.

                                    Joseph Autem
                                    David A. Dean


           COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The Compensation Committee during 2002 was composed of Messrs. Autem and Dean. None of the members of the Compensation Committee were officers or employees of ViewCast or its subsidiaries during 2002 or prior years.

None of the executive officers of ViewCast served as a member of the board of directors or as a member of the compensation committee or similar board committee of another entity during 2002, which entity had an executive officer serving on the Board of ViewCast or its Compensation Committee. Consequently, there are no interlocking relationships that might affect the determination of the compensation of executive officers of ViewCast.



                                PERFORMANCE GRAPH

The following graph reflects the cumulative total stockholder return for the Company's Common Stock, from December 31, 1997 to December 31, 2002, compared to the cumulative return over such period of (i) the U.S. Index for the Nasdaq National Market and (ii) the MG Industry Group Index #842 - Telecommunications Processing Systems and Services, which is a peer group index for publicly traded institutions on Nasdaq. The graph assumes that $100 was invested on December 31, 1997 in the Common Stock of the Company and in each of the comparative indices. ViewCast has never paid dividends on its common stock. The stock price performance on the following graph is not necessarily indicative of future stock price performance or trends.

                                    (GRAPH)

                         1997        1998        1999        2000        2001        2002
                       ---------   ---------   ---------   ---------   ---------   ---------
VIEWCAST.COM, INC         100.00       68.75      112.11       21.10       14.50        5.00
MG GROUP INDEX            100.00      178.68      338.45      172.91       56.37       15.89
NASDAQ MARKET INDEX       100.00      141.04      248.76      156.35      124.64      142.51

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                      BENEFICIAL OWNERSHIP OF COMMON STOCK

    The following table sets forth information as of March 31, 2003, based on information obtained from public records and our books and records regarding the persons named below, with respect to the beneficial ownership of shares of our Common Stock by (i) each person or a group known by us to be the owner of more than five percent (5%) of the outstanding shares of our Common Stock, (ii) each director, (iii) each executive officer and (iv) all officers and directors as a group.

                                            AMOUNT AND NATURE                        PERCENTAGE OF
               NAME AND ADDRESS                   OF                              OUTSTANDING SHARES
              OF BENEFICIAL OWNER         BENEFICIAL OWNERSHIP                       OWNED (1),(2)
              -------------------         --------------------                    ------------------
       H.T. ARDINGER, JR................           8,004,388   (3)                        28.5
       1990 Lakepointe Dr.
       Lewisville, TX 75057

       H.J. PARTNERSHIP, LTD                       1,583,333                               5.6
       10600 W. 143rd Street
       Orland Park, IL 60462

       M. DOUGLAS ADKINS................           1,496,486   (4)                         5.3
       1601 Elm Street
       Dallas, TX 75021

       GEORGE C. PLATT..................             407,235   (5)                         1.5
       17300 N. Dallas Pkwy, Suite 2000
       Dallas, TX 75248

       LAURIE L. LATHAM.................             146,574   (6)                           *
       17300 N. Dallas Pkwy, Suite 2000
       Dallas, TX 75248

       HARRY E. BRUNER..................             168,001   (7)                           *
       17300 N. Dallas Pkwy, Suite 2000
       Dallas, TX 75248

       JOHN DEVITO......................                  --   (8)                           *
       900 Huyler Street
       Teterboro, NJ  07608

       DAVID T. STONER..................             196,410   (9)                           *
       17300 N. Dallas Pkwy, Suite 2000
       Dallas, TX 75248

       JOSEPH AUTEM.....................              84,448   (10)                          *
       17300 N. Dallas Pkwy, Suite 2000
       Dallas, TX 75248

       DAVID DEAN.......................              24,789   (11)                          *
       8080 Park Lane, Suite 600
       Dallas, TX 75231

       All executive officers and.......           9,031,845   (3),(5),(6),(7),(8)        32.2
       directors as a group                                    (9),(10),(11)
       (eight (8) persons)

--------------------------------------------------------------------------------
*   Less than one percent (1%)

     (1) A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from March 31, 2003 upon the exercise of warrants or options. Each beneficial owner's percentage ownership is determined by assuming that options or warrants that are held by such person (but not those held by any other person) and which are exercisable within 60 days from March 31, 2003 have been exercised.

          Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them.

     (2) Based on a total of 20,822,847 shares issued and outstanding plus, for each person listed, any Common Stock that person has the right to acquire as of March 31, 2003 pursuant to options, warrants, conversion privileges, etc.

     (3) Includes (i) 189,835 shares owned by Mr. Ardinger's wife, (ii) 1,096,000 shares of Common Stock reserved for issuance upon the exercise of outstanding warrants at $1.00 per share, (iii) 1,103,448 shares of Common Stock reserved for issuance upon the conversion of $4,000,000 of Series B Convertible Preferred Stock to Common Stock at $3.625 per share, (iv) 3,333,333 shares of Common Stock reserved for issuance upon the conversion of $2,000,000 of Series C Convertible Preferred Stock to Common Stock at $0.60 per share, (v) 15,000 shares issuable at $9.00 per share issued under the 1995 Directors Option Plan, (vi) 6,874 shares issuable at $2.75 per share issued under the 1995 Directors Option Plan and (vii) 4,791 shares issuable at $0.83 per share issued under the 1995 Directors Option Plan.

     (4) Includes (i) 226,666 shares of Common Stock reserved for issuance upon the exercise of outstanding warrants at $1.00 per share and (ii) 551,724 shares of Common Stock reserved for issuance upon the conversion of $2,000,000 of Series B Convertible Preferred Stock to Common Stock at $3.625 per share.

     (5) Includes options issued under the 1995 Option Plan (i) 183,333 shares issuable at $7.09 per share upon the exercise of options, (ii) 27,500 shares issuable at $2.50 per share upon the exercise of options, (iii) 90,001 shares issuable at $1.094 per share upon the exercise of options and (iv) 23,333 shares issuable at $0.485 per share upon the exercise of options.

     (6) Includes options issued under the 1995 Option Plan (i) 68,334 shares issuable at $5.50 per share upon the exercise of options, (ii) 5,500 shares issuable at $2.50 per share upon the exercise of options issued, (iii) 45,000 shares issuable at $1.094 per share upon the exercise of options issued and (iv) 20,000 shares issuable at $0.485 per share upon the exercise of options.

     (7) Includes options issued under the 1995 Option Plan (i) 97,501 shares issuable at $5.95 per share upon the exercise of options, (ii) 5,500 shares issuable at $2.50 per share upon the exercise of options, (iii) 45,000 shares issuable at $1.094 per share upon the exercise of options and (iv) 20,000 shares issuable at $0.485 per share upon the exercise of options.

     (8) No options have vested as of March 31, 2003 or will in the 60 days following March 31, 2003.

     (9) Includes options issued under the 1995 Option Plan (i) 100,000 shares of issuable at $4.00 per share upon exercise of options, (ii) 4,666 shares issuable at $2.0625 upon exercise of options, (iii) 10,250 shares issuable at $5.5005 upon exercise of options, (iv) 5,500 shares issuable at $2.50 upon exercise of options, (v) 45,000 shares issuable at $1.094 upon exercise of options and (vi) 20,000 shares issuable at $0.485 upon exercise of options.

     (10) Includes (i) 15,000 shares issuable at $3.1250 per share upon the exercise of options issued under the 1995 Directors Option Plan, (ii) 9,583 shares issuable at $7.1405 per share upon the exercise of options issued under the 1995 Directors Option Plan, (iii) 6,874 shares issuable at $2.50 per share upon the exercise of options issued under the 1995 Directors Option Plan, (iv) 4,791 shares issuable at $0.755 per share upon the exercise of options issued under the 1995 Directors Option Plan and (v) 40,000 shares issuable at $3.6250 per share upon the exercise of options issued under the 1995 Option Plan.

     (11) Includes (i) 13,124 shares issuable at $4.5315 per share upon the exercise of options issued under the 1995 Directors Option Plan, (ii) 6,874 shares issuable at $2.50 per share upon the exercise of options issued under the 1995 Directors Option Plan and (iii) 4,791 shares issuable at $0.755 per share upon the exercise of options issued under the 1995 Directors Option Plan.

EQUITY COMPENSATION PLAN INFORMATION

     The following table sets forth certain information as of December 31, 2002 concerning outstanding awards and securities available for future issuance pursuant to ViewCast's equity compensation plans.


                                                                                     NUMBER OF SECURITIES
                                                                                    REMAINING AVAILABLE FOR
                                    NUMBER OF SECURITIES                             FUTURE ISSUANCE UNDER
                                     TO BE ISSUED UPON        WEIGHTED-AVERAGE        EQUITY COMPENSATION
                                        EXERCISE OF          EXERCISE PRICE OF         PLANS (EXCLUDING
                                    OUTSTANDING OPTIONS,    OUTSTANDING OPTIONS,    SECURITIES REFLECTED IN
                                    WARRANTS AND RIGHTS     WARRANTS AND RIGHTS           COLUMN (a))
          PLAN CATEGORY                     (a)                     (b)                       (c)
          -------------             --------------------    --------------------    -----------------------
EQUITY COMPENSATION PLANS
APPROVED BY SECURITY HOLDERS             4,498,416                $2.3882                   943,925
EQUITY COMPENSATION PLANS NOT
APPROVED BY SECURITY HOLDERS                    --                     --                        --
TOTAL                                    4,498,416                $2.3882                   943,925


ITEM 13. CERTAIN RELATIONSHIP AND RELATED TRANSACTIONS

     Since October 1998, the Company has maintained a working capital line of credit facility with an entity controlled by one of its principal stockholders, Mr. H.T. Ardinger, who also currently serves as a director, and Chairman of the Board of Directors of the Company. This one-year, renewable facility bears interest at 12% per annum and is secured by all ViewCast.com, Inc. assets of the Company. The availability of funds under this facility is subject to certain borrowing base limitations based principally on qualifying accounts receivable and inventory. In February 2001, the Company amended the facility to increase the credit line commitment from $9.0 million to $12.0 million, extend the maturity date of the agreement to March 15, 2003, and expand the asset base for lending to include certain marketable securities owned by the Company. On February 28, 2003, the Company amended the credit facility to revise and extend the maturity date to March 31, 2004. On May 6, 2002, the Company sold securities it owned, comprised exclusively of 1,140,310 shares of DYTK common stock, to noteholder and applied the proceeds of $2,910,641 to a principal reduction in the note. The price per share of DYTK stock of $2.553 was determined by negotiations between the parties and represented a premium to the trading value of DYTK shares on May 6, 2002 of $2.00 per share. During the year ended December 31, 2002, ViewCast borrowed $2,333,824 under the terms of the line of credit financing arrangement, and after taking in to account the principal reduction of $2,910,641, resulted in a net principal note reduction of $1,185,651 during 2002. At December 31, 2002, the Company had exceeded the borrowing base on its existing line of credit by $3.2 million. The noteholder has agreed to waive through June 30, 2003 the repayment of any outstanding financing that may be in excess of the borrowing base from time to time. Effective January 31, 2002 noteholder has also agreed that all accrued and unpaid interest on the note shall be due and payable on the earlier of (a) sixty (60) days following receipt of written demand for payment, or (b) the maturity date. During 2000, 2001 and 2002, the Company paid interest of $289,123, $500,850 and $64,690, respectively to the partnership.

     In December 1998 through February 1999, ViewCast received $9.45 million in gross proceeds from the sale of 945,000 shares of a newly created Series B convertible preferred stock at $10 per share. Mr. H.T. Ardinger and M. Douglas Adkins, both principal stockholders of ViewCast, purchased $4,000,000 and $2,000,000, respectively of the Series B preferred issue. The Series B preferred stock is convertible into common stock of the Company at a fixed price of $3.625 per share, subject to certain requirements, and carries a dividend of 8% per year payable in cash or common stock of ViewCast, at ViewCast's option.

     During February 2000, ViewCast received $390,000 proceeds from the exercise of 130,000 private warrants by Mr. Ardinger, Chairman of the Board of ViewCast, at an exercise price of $3.00 per share.

     In November 2001, ViewCast received net proceeds of $2,000,000 from the private placement of 200,000 shares of Series C convertible preferred stock at $10 per share with H.T. Ardinger, Jr., a principal stockholder and Chairman of the Board of ViewCast. The Series C preferred stock is convertible into common stock of ViewCast at a fixed price of $0.60 per share, subject to certain requirements, and carries a dividend of 9% per year payable in cash or common stock of ViewCast, at ViewCast's option.

     On October 11, 2002, the Company completed the acquisition of the assets and operations of Delta Computec Inc. The closing cash payment in the amount of $500,000 was funded from an advance from one of its principal stockholders and Chairman of the Board of the Company, H.T. Ardinger, Jr. The advance remained outstanding at December 31, 2002.


ITEM 14. CONTROLS AND PROCEDURES

     During the 90-day period prior to the filing date of this report, management, including the Company's President and Chief Executive Officer and Senior Vice President and Chief Financial Officer evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon, and as of the date of that evaluation, the President and Chief Executive Officer and Senior Vice President and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective, in all material respects, to ensure that the information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

     There have been no significant changes in the Company's internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation. There were no significant deficiencies or material weaknesses identified in the evaluation and therefore, no corrective actions were taken.

                                     PART IV


ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) (1) The following consolidated financial statements required by this item are included in Part II Item 8 of this report:

          Report of Independent Certified Public Accountants...................   25

          Report of Independent Auditors.......................................   26

          Consolidated Balance Sheets as of December 31, 2001 and 2002.........   27

          Consolidated Statements of Operations for the years ended
            December 31, 2000, 2001 and 2002...................................   28

          Consolidated Statements of Stockholders' Equity (Deficit) for the
            years ended December 31, 2000, 2001 and 2002.......................   29

          Consolidated Statements of Cash Flows for the years ended December
            31, 2000, 2001 and 2002............................................   32

          Notes to Consolidated Financial Statements...........................   34


         (2) The following financial statement schedule is filed as a part of this report under Schedule II on page 75: Valuation and Qualifying Accounts for the three years ended December 31, 2002. All other schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements and notes thereto in Item 8 above.

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

3(b)         Amendment to Certificate of Incorporation (1)

3(c)         Restated By-Laws (3)

3(d)         Certificate of Designations of Series B Convertible Preferred Stock (4)

3(e)         Certificate of Designations of Series C Convertible Preferred Stock (7)

3.1          Certificate of Designation of Series D Redeemable Convertible Preferred Stock of
             ViewCast.com, Inc. dated as of October 10, 2002. (9)

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

10(aa)       Lease between ViewCast and Airport Boulevard Partners, LLC. (2)

10(bb)       Stock Purchase Agreement between ViewCast and Tadeo Holdings, Inc. (5)

10(cc)       Working Capital Line of Credit Loan Agreement between ViewCast and the Ardinger Family
             Partnership, Ltd. (5)

10(dd)       Sublease Agreement between ViewCast and Host Communications, Inc. (7)

10(ee)       Letter Agreement dated May 6, 2002 between ViewCast and the Ardinger Family Partnership,
             Ltd. to exchange available-for-sale securities for a principal reduction in asset based lending line-of-credit (8)

10.1         Asset Purchase Agreement among Delta Computec Inc., NQL Inc. and ViewCast.com, Inc.
             dated as of May 31, 2002. (9)

10.2         Registration Rights Agreement by and among ViewCast.com, Inc. and Delta Computec Inc.
             dated as of October 11, 2002. (9)

10.3         Non-Competition Agreement by and among Delta Computec Inc., NQL Inc. and ViewCast.com,
             Inc. dated as of October 11, 2002 (9)

10.4         Escrow Agreement by and among ViewCast.com, Inc., Delta Computec Inc. and The Bank of
             New York Trust Company of Florida, N.A. dated as of October 11, 2002. (9)

10.5         Revolving Loan Agreement between MMAC Communications Corp. and Keltic Financial
             Partners, LP dated as of October 11, 2002. (9)

10.6         Guaranty of Payment and Performance from ViewCast.com, Inc. to Keltic Financial
             Partners, LP dated as of October 11, 2002. (9)

10.7         Subordination Agreement by and among Keltic Financial Partners, LP, MMAC Communication
             Corp. and ViewCast.com, Inc. dated as of October 11, 2002. (9)

10.8         General Security Agreement by and between MMAC Communications Corp. and Keltic Financial
             Partners, LP dated as of October 11, 2002. (9)

10.9         Revolving Note by MMAC Communications Corp. in favor of Keltic Financial Partners, LP dated as of October 11, 2002. (9)

10.10        Lease by and between Forsgate Industrial Complex and Delta Computec Inc. dated as of
             July 23, 1991. (9)

10.11        Second Amendment to Lease by and between Forsgate Industrial Complex and Delta Computec
             Inc. dated as of March 29, 2001. (9)

10.12        Sublease Agreement by and between Delta Computec Inc. and Ameriban Inc. dated as of
             December 31, 1997. (9)

10.13        Third Amendment to Sublease Agreement and Renewal of Sublease by and between Delta
             Computec Inc. and Ameriban, Inc. dated as of January 3, 2001. (9)

10.14        Employment Agreement by and between ViewCast Corporation and John DeVito dated as of
             August 6, 2002. (9)

21           List of Subsidiaries of ViewCast. (1)

23.1         Consent of Ernst & Young LLP

23.2         Consent of Grant Thornton LLP

99.1         Statements furnished pursuant to section 906 of the Sarbanes-Oxley act of 2002

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

(6)  Incorporated by reference to Form S-3 file May 6, 1999.

(7)  Incorporated by reference to Form 10-K filed April 16, 2002.

(8)  Incorporated by reference to Form 10-Q filed May 20, 2002

(9)  Incorporated by reference to Form 8-K filed October 25, 2002



   (b) Reports on Form 8-K

          On October 25, 2002, the Company filed a Form 8-K describing the acquisition of assets, liabilities and operations of Delta Computec, Inc. Supplemental financial statements of business acquired were provided by amendment to this Form 8-K on December 20, 2002.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                       VIEWCAST.COM, INC. AND SUBSIDIARIES

           COL. A                                  COL. B                    COL. C                    COL. D           COL. E
         -----------                            -------------    --------------------------------     ----------    --------------
                                                                             ADDITIONS
                                                                 --------------------------------
                                                  BALANCE AT     CHARGED TO
                                                 BEGINNING OF    COSTS AND      CHARGED TO OTHER      DEDUCTIONS-   BALANCE AT END
         DESCRIPTION                                PERIOD        EXPENSES      ACCOUNTS-DESCRIBE     DESCRIBE        OF PERIOD
         -----------                            -------------    ----------     -----------------     -----------   --------------
YEAR ENDED DECEMBER 31, 2002
  Reserves and allowances deducted from asset
   accounts:
        Allowance for uncollectible accounts     $ 137,000       $  (24,000)        $ 32,000 (1)      $  1,000 (2)     $ 144,000

YEAR ENDED DECEMBER 31, 2001
  Reserves and allowances deducted from asset
   accounts:
        Allowance for uncollectible accounts     $ 177,000       $   26,000         $     --          $ 66,000 (2)     $ 137,000

YEAR ENDED DECEMBER 31, 2000
  Reserves and allowances deducted from asset
   accounts:
        Allowance for uncollectible accounts     $ 117,000       $   87,000         $     --          $ 27,000 (2)     $ 177,000


(1) Beginning reserve balance of business acquired October 2002

(2) Uncollectible accounts written off, net of recoveries.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     Date             ViewCast.com, Inc.
     ----

April 14, 2003            By:  /s/ Laurie L. Latham
                               --------------------
                               Laurie L. Latham
                                 Chief Financial Officer and Senior Vice
                                 President of Finance and Administration



     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


     Date                ViewCast.Com, Inc.
     ----
   April  14, 2003          By: /s/ H.T. Ardinger, Jr.
                                ----------------------
                                H.T. Ardinger, Jr.
                                Director and Chairman of the Board


    April 14, 2003          By: /s/ George C. Platt
                                -------------------
                                George C. Platt
                                Director, President and Chief Executive Officer


    April 14, 2003          By: /s/ Laurie L. Latham
                                --------------------
                                Laurie L. Latham
                                Chief Financial Officer and Senior Vice
                                President of Finance and Administration

    April 14, 2003          By: /s/ Joseph W. Autem
                                -------------------
                                Joseph W. Autem
                                Director


    April 14, 2003          By: /s/ David A. Dean
                                -----------------
                                David A. Dean
                                Director

                                 CERTIFICATIONS

I, George C. Platt, certify that:

1.       I have reviewed this annual report on Form 10-K of ViewCast.com, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the periods covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    April 14, 2003    /s/ George C. Platt
                           --------------------------------------------
                           George C. Platt
                           President and Chief Executive Officer

     I, Laurie L. Latham, certify that:

1.       I have reviewed this annual report on Form 10-K of ViewCast.com, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the periods covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  April 14, 2003    /s/ Laurie L. Latham
                         -----------------------------
                         Laurie L. Latham
                         Chief Financial Officer

               EXHIBIT INDEX FOR DOCUMENTS FILED WITH THIS REPORT

EXHIBIT
NO.                               DESCRIPTION OF EXHIBIT
-------                           ----------------------
23.1          CONSENT OF ERNST & YOUNG LLP

23.2          CONSENT OF GRANT THORNTON LLP

99.1          STATEMENTS FURNISHED PURSUANT TO SECTION 906 OF THE
              SARBANES-OXLEY ACT OF 2002, 18 U.S.C. SECTION 1350