Form 10QSB
period 2003-03-31
VIEWCAST COM INC
filed 2003-05-15
CIK 921313

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended March 31, 2003

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

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of May 7, 2003, 20,632,332 shares of the Registrant's common stock were outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                       VIEWCAST.COM, INC. AND SUBSIDIARIES
                              INDEX TO FORM 10-QSB

PART I.  FINANCIAL INFORMATION

 Item 1.  Financial Statements
  Consolidated Balance Sheets at December 31, 2002 and
   March 31, 2003 (Unaudited) .................................................       3
  Consolidated Statements of Operations for the Three Months
   ended March 31, 2002 and 2003 (Unaudited)...................................       4
  Consolidated Statement of Stockholders' Deficit for the
   Three Months ended March 31, 2003 (Unaudited)...............................       5
  Consolidated Statements of Cash Flows for the Three Months
   ended March 31, 2002 and 2003 (Unaudited)...................................       6
  Notes to Consolidated Financial Statements...................................       7

 Item 2.  Management's Discussion and Analysis of Financial Condition
  and Results of Operations....................................................      15

 Item 3.  Controls and Procedures..............................................      22

PART II.  OTHER INFORMATION ...................................................      23

SIGNATURES.....................................................................      24

CERTIFICATIONS.................................................................      25

                                VIEWCAST.COM, INC. AND SUBSIDIARIES
                                      CONSOLIDATED BALANCE SHEETS

                                                                      DECEMBER 31,      MARCH 31,
                                                                          2002            2003
                                                                      ------------    ------------
                                                                                      (UNAUDITED)
                            ASSETS
Current assets:
 Cash and cash equivalents                                            $    288,519    $    500,004
 Accounts receivable, less allowance for doubtful accounts
  of $144,000 and $159,000 at December 31, 2002 and
  March 31, 2003, respectively                                           2,515,164       2,648,099
 Inventories                                                             1,598,019       1,400,060
 Prepaid expenses                                                           86,906         295,703
 Deferred charges                                                           43,395          29,291
                                                                      ------------    ------------
   Total current assets                                                  4,532,003       4,873,157

Property and equipment, net                                              1,795,809       1,731,814
Goodwill                                                                 1,041,430       1,041,430
Customer contracts                                                               -         215,000
Software development costs, net                                             68,713          47,165
Deferred charges                                                            92,707          75,325
Deposits                                                                   127,481         126,312
                                                                      ------------    ------------

      Total assets                                                    $  7,658,143    $  8,110,203
                                                                      ============    ============

 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
 Accounts payable                                                     $  1,818,991    $  1,466,896
 Accrued expenses                                                        1,430,444       1,864,643
 Deferred revenue                                                          905,632       1,422,142
 Advance from stockholder                                                  500,000         500,000
 Stockholder line of credit                                              5,161,582       6,459,582
 Short-term debt, other                                                    717,705           3,766
                                                                      ------------    ------------
   Total current liabilities                                            10,534,354      11,717,029

Long-term debt                                                             950,000         950,000

Commitments                                                                      -               -

Series D redeemable convertible preferred stock, $0.0001 par value:
 Issued and outstanding shares - 114,712 and 125,251 at
  December 31, 2002 and March 31, 2003, respectively                       987,120       1,113,957

Stockholders' equity (deficit):
 Convertible preferred stock, $0.0001 par value:
  Authorized shares - 5,000,000
   Series B - issued and outstanding shares - 800,000                           80              80
   Series C - issued and outstanding shares - 200,000                           20              20
 Common stock, $.0001 par value:
   Authorized shares - 100,000,000
   Issued shares - 20,822,847                                                2,083           2,083
 Additional paid-in capital                                             55,685,444      55,649,186
 Accumulated deficit                                                   (60,489,052)    (61,310,246)
 Treasury stock, 261,497 shares at cost                                   (11,906)        (11,906)
                                                                      ------------    ------------
   Total stockholders' deficit                                          (4,813,331)     (5,670,783)
                                                                      ------------    ------------

   Total liabilities and stockholders' deficit                        $  7,658,143    $  8,110,203
                                                                      ============    ============

  The accompanying notes are an integral part of these consolidated statements.

                       VIEWCAST.COM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                             FOR THE THREE MONTHS ENDED
                                                      MARCH 31,
                                             ----------------------------
                                                 2002            2003
                                             ------------    ------------
NET SALES                                    $  1,623,114    $  4,629,206

Cost of sales (includes depreciation of
 $60,496 in 2003)                                 802,995       2,620,794
                                             ------------    ------------

GROSS PROFIT                                      820,119       2,008,412

Operating expenses:
  Selling, general and administrative           1,388,823       1,686,404
  Research and development                        876,617         757,005
  Depreciation and amortization                   226,237         153,961
                                             ------------    ------------
    Total operating expenses                    2,491,677       2,597,370
                                             ------------    ------------

OPERATING LOSS                                 (1,671,558)       (588,958)

Other income (expense):
  Dividend and interest income                      1,719               -
  Interest expense                               (221,568)       (232,627)
  Other                                             4,186             391
                                             ------------    ------------
    Total other income (expense)                 (215,663)       (232,236)
                                             ------------    ------------

NET LOSS                                       (1,887,221)       (821,194)

Preferred dividends                              (260,935)       (246,541)
                                             ------------    ------------

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS   $ (2,148,156)   $ (1,067,735)
                                             ============    ============

NET LOSS PER SHARE - BASIC AND DILUTED       $      (0.11)   $      (0.05)
                                             ============    ============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
 OUTSTANDING                                   18,891,927      20,561,350
                                             ============    ============

  The accompanying notes are an integral part of these consolidated statements.

                       VIEWCAST.COM, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                    FOR THE THREE MONTHS ENDED MARCH 31, 2003
                                   (UNAUDITED)

                                             SERIES B              SERIES C
                                            CONVERTIBLE           CONVERTIBLE                             ADDITIONAL
                                          PREFERRED STOCK       PREFERRED STOCK       COMMON STOCK         PAID-IN
                                         SHARES   PAR VALUE   SHARES   PAR VALUE    SHARES    PAR VALUE    CAPITAL
                                         ------   ---------   ------   ---------    ------    ---------    -------
BALANCE, JANUARY 1, 2003                 800,000  $      80   200,000  $      20  20,822,847  $   2,083  $ 55,685,444

Value of options issued for consulting
  services                                     -          -         -          -           -          -           201

Imputed redeemable convertible
  preferred stock dividends - Series D         -          -         -          -           -          -       (36,459)

Net loss                                       -          -         -          -           -          -             -

                                         -------  ---------   -------  ---------  ----------  ---------  ------------
BALANCE, MARCH 31, 2003                  800,000  $      80   200,000  $      20  20,822,847  $   2,083  $ 55,649,186
                                         =======  =========   =======  =========  ==========  =========  ============

                                                                                    TOTAL
                                                 ACCUMULATED      TREASURY      STOCKHOLDERS'
                                                   DEFICIT         STOCK       EQUITY (DEFICIT)
                                                   -------       ----------    ----------------
BALANCE, JANUARY 1, 2003                        $ (60,489,052)   $  (11,906)   $    (4,813,331)

Value of options issued for consulting
  services                                                  -             -                201

Imputed redeemable convertible
  preferred stock dividends - Series D                      -             -            (36,459)

Net loss                                             (821,194)            -           (821,194)
                                                -------------    ----------    ---------------
BALANCE, MARCH 31, 2003                         $ (61,310,246)   $  (11,906)   $    (5,670,783)
                                                =============    ==========    ===============

  The accompanying notes are an integral part of these consolidated statements.

                      VIEWCAST.COM, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                 FOR THE THREE MONTHS ENDED
                                                                         MARCH 31,
                                                                 --------------------------
                                                                    2002           2003
                                                                 -----------    -----------
OPERATING ACTIVITIES:
  Net loss                                                       $(1,887,221)   $  (821,194)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
    Depreciation of fixed assets                                     180,103        192,909
    Amortization of software development costs                        46,134         21,548
    Non-cash charges to interest expense                              17,382         31,486
    Gain on disposition of property and equipment                     (3,190)             -
    Foreign currency translation adjustment                           (4,434)             -
    Consulting fees exchanged for options                                320            201
    Changes in operating assets and liabilities:
     Accounts receivable                                             268,086       (132,935)
     Inventories                                                     325,555        197,959
     Prepaid expenses                                                (41,974)      (208,797)
     Deposits                                                        (28,585)         1,169
     Accounts payable                                                279,756       (420,487)
     Accrued compensation                                            (42,528)       203,858
     Deferred revenue                                                (28,406)       516,510
     Other accrued liabilities                                        38,265        174,111
                                                                 -----------    -----------
          Net cash used in operating activities                     (880,737)      (243,662)
                                                                 -----------    -----------

INVESTING ACTIVITIES:
  Purchase of property and equipment                                  (4,532)      (128,914)
  Proceeds from disposition of property and equipment                  8,002              -
                                                                 -----------    -----------
          Net cash provided by (used in) investing activities          3,470       (128,914)
                                                                 -----------    -----------

FINANCING ACTIVITIES:
  Net proceeds from stockholder line of credit                       248,608      1,298,000
  Repayment of short-term debt, other                                      -       (713,939)
                                                                 -----------    -----------
          Net cash provided by financing activities                  248,608        584,061
                                                                 -----------    -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                (628,659)       211,485

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                       851,464        288,519
                                                                 -----------    -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                         $   222,805    $   500,004
                                                                 ===========    ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
   Cash paid for interest                                        $   188,297    $    17,655

  The accompanying notes are an integral part of these consolidated statements.

                       VIEWCAST.COM, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

         The accompanying unaudited interim consolidated financial statements include the accounts of ViewCast.com, Inc. and its wholly-owned subsidiaries, Delta Computec Inc., Osprey Technologies, Inc., VideoWare, Inc. and ViewCast Online Solutions, Inc. (collectively, the Company or ViewCast). All material inter-company accounts and transactions have been eliminated in consolidation.

         The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002 filed with the Securities and Exchange Commission.

         The Company utilizes significant capital to design, develop and commercialize its products and intends to fund its 2003 operating activities and sales growth by utilizing cash contributed from operations and its available working capital line of credit to the extent possible. The Company anticipates it will require additional capital during 2003 for working capital to support the expansion of sales channels and market distribution, to develop and introduce new products and services, to enhance existing product offerings, to address unanticipated competitive threats or technical problems, to transition adverse economic conditions and for potential acquisition transactions. Although the Company has no firm arrangements with respect to additional financing, it is currently considering proposals by potential investors relating to the issuance of equity securities in exchange for a cash investment in the Company. There can be no assurance that additional financing will be available to ViewCast on acceptable terms, or at all. Additional equity financing may involve substantial dilution to our then existing stockholders. In October 2002, to enhance financial performance and increase revenue, the Company acquired the assets and operations of Delta Computec Inc., a provider of professional information technology and customized network support services to Fortune 500 and Fortune 1000 corporations, mid-sized companies, hospitals, health care facilities and financial institutions. The Company intends to actively pursue other such strategic merger and acquisition activities to the extent possible. In the event the Company is unable to raise additional capital or execute other alternatives, we may be required to sell segments of the business, or substantially reduce or curtail our activities. Such actions could result in charges that could be material to the ViewCast's results of operations or financial position.

2. ACQUISITION

         On October 11, 2002, the Company completed the acquisition of the assets and operations of Delta Computec Inc. pursuant to an Asset Purchase Agreement dated as of May 31, 2002 (the "APA") between Delta Computec Inc. (the "Seller"), a New York corporation, and its parent and sole shareholder, NQL Inc., a Delaware corporation. The acquisition assets and operations were assigned to the Company's wholly owned subsidiary named Delta Computec Inc., a Delaware company ("DCi"). The operations of DCi have been included with those of the Company since the agreed upon business valuation date of October 1, 2002. DCi is a provider of professional information technology and customized network support services to Fortune 500 and Fortune 1000 corporations, mid-sized companies, hospitals, health care facilities and financial institutions primarily in the northeastern United States.

         The combined maximum total consideration to be paid by the Company pursuant to the APA is equal to $2.5 million. The Company purchased all of the Seller's assets, including all of its operating assets, property, contracts and customer lists for a combination of up to $1 million in cash, issuance of up to

                       VIEWCAST.COM, INC. AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

150,000 shares of Series D Redeemable Convertible Preferred Stock (the "Series D Preferred Stock") further described in Note 7, and the assumption of certain liabilities as outlined in the terms of the APA established based on arms-length negotiations.

         At the closing date, the Company paid $500,000 in cash and issued 95,500 shares of Series D Preferred Stock. The closing cash payment was funded from an advance from one of its principal stockholders and Chairman of the Board of the Company, H.T. Ardinger, Jr. During January 2003, the Company issued 10,539 additional shares of Series D Preferred Stock as required by the APA, which together with the 114,712 shares previously issued total the 125,251 shares outstanding at March 31, 2003. The APA provides for two additional contingent payments of up to $250,000 each to be paid to Seller approximately 6 months and 12 months after closing, subject to contract revenue levels achieved by DCi over six months and twelve months subsequent to the acquisition date and including a provision providing for a portion of the payments to be made with shares of Series D Preferred Stock. On April 14, 2003, the Company paid $56,230 in cash and issued 19,377 shares of Series D Preferred Stock to satisfy the requirements of the first additional contingent payment. These contingent payments are based on post acquisition contract revenue performance and any payments have been determined to be the value of customer relationships existing at DCi at the time of the acquisition. At March 31, 2003, the Company recognized an asset value for the ongoing customer relationships for service contracts totaling $215,000 and accrued a corresponding liability for the first contingent payment based on contract revenues through March 31, 2003 and due April 14, 2003. The customer contracts will be amortized over a three-year period.

3. INVENTORIES

    Inventories consists of the following:

                                             DECEMBER 31,     MARCH 31,
                                                 2002           2003
                                             ---------------------------
                                                             (UNAUDITED)
Purchased materials                          $    438,631   $    454,038
Finished goods                                  1,159,388        946,022
                                             ---------------------------
     Total Inventories                       $  1,598,019   $  1,400,060
                                             ============   ============

4. ACCRUED EXPENSES

         Accrued expenses consist of the following:

                                             DECEMBER 31,     MARCH 31,
                                             ----------------------------
                                                 2002           2003
                                             ----------------------------
                                                             (UNAUDITED)
Stockholder accrued interest                 $    628,564   $     795,425
Accrued interest other                             11,083          27,708
Accrued Compensation                              415,757         619,615
Accrued legal & professional                       80,763          66,334
Accrued warranty                                   39,000           2,000
Accrued rent                                       37,725          33,846
Accrued inventory purchases                        28,197          39,623
Customer deposits                                  57,965          65,146
Other                                             131,390         214,946
                                             ----------------------------
                                             $  1,430,444   $   1,864,643
                                             ============================

                       VIEWCAST.COM, INC. AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

5. WARRANTY RESERVES

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

         The following table below shows the roll forward of warranty expense for the three months ended March 31, 2002 and 2003.

                       FOR THE THREE MONTHS ENDED
                                MARCH 31,
                       -------------------------
                          2002            2003
                       ----------      ----------
Beginning balance      $   70,000      $   39,000
Charged to expense          6,000          16,000
Usage                      (4,000)        (53,000)
                       ----------      ----------
Ending Balance         $   72,000      $    2,000
                       ==========      ==========

6. PROPERTY AND EQUIPMENT

         Property and equipment, at cost, consists of the following:

                                  ESTIMATED
                                 USEFUL LIFE  DECEMBER 31,    MARCH 31,
                                 ----------------------------------------
                                   (YEARS)        2002         2003
                                 ----------------------------------------
                                                             (UNAUDITED)
Computer equipment                  3 to 7    $ 2,492,165   $   2,516,289
Service assets                           3        476,666         546,983
Software                            3 to 5        630,355         630,355
Leasehold improvements              1 to 5        103,886         123,886
Office furniture and equipment      5 to 7        598,571         612,659
                                              ---------------------------
                                                4,301,643       4,430,172
Less accumulated depreciation
  and amortization                             (2,505,834)     (2,698,358)
                                              ---------------------------
                                              $ 1,795,809   $   1,731,814
                                              ===========================

7. SHORT-TERM DEBT

         Since October 1998, the Company has maintained a working capital line of credit facility with an entity controlled by one of its principal stockholders, Mr. H.T. Ardinger, who also currently serves as a director, and Chairman of the Board of Directors of the Company. This one-year, renewable facility bears interest at 12% per annum and is secured by all assets of ViewCast.com, Inc. The current availability of funds under this facility is subject to certain borrowing base limitations based principally on qualifying accounts receivable and inventory up to a maximum credit limit of $12.0 million. On February 28, 2003, the Company amended the credit facility to revise and extend the maturity date to March 31, 2004. During the quarter ended March 31, 2003, net borrowings increased $1,298,000 resulting in a note balance of $6,459,582 at March 31, 2003 which exceeded the computed borrowing base by $4.5 million. The

                       VIEWCAST.COM, INC. AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

noteholder has agreed to waive through June 30, 2003 the repayment of any outstanding financing that may be in excess of the borrowing base from time to time. Effective January 1, 2002, noteholder has also agreed that all accrued and unpaid interest on the note shall be due and payable on the earlier of (a) sixty
(60) days following receipt of written demand for payment, or (b) the maturity date.

         In October 2002, the Company acquired the assets and operations of DCi (See Note 2). Part of the acquisition transaction included the payoff of the Seller's asset based revolving credit facility and the establishment for DCi of a new $1.5 million asset based revolving credit facility for a period of one year with Keltic Financial Partners, LP ("Keltic"). In addition, ViewCast entered into a Guaranty of Payment and a Performance and Subordination Agreement with Keltic for this facility. The loan interest rate is, at the option of Lender, the greater of: (a) the prime rate plus two hundred fifty (250) basis points per annum, or (b) seven and one-quarter percent (7.25%). Draws on the revolving credit facility are based on qualifying DCi accounts receivable. The loan balance is reduced as cash collections are received directly by Keltic. During the quarter ended March 31, 2003, the cash collections in excess of draws reduced the Keltic loan balance at March 31, 2003 to zero. DCi had availability of $434,000 under the Keltic revolving credit facility at March 31, 2003.

8. SERIES D REDEEMABLE CONVERTIBLE PREFERRED STOCK

         During October 2002 through January 2003, the Company issued 125,251 shares of Series D Preferred Stock as partial consideration for the acquisition of DCi (See Note 2). Each share of Series D Preferred Stock has a stated value of $10.00 with a conversion option to common stock at $1.50 per share of Company common stock. The Series D Preferred Stock provides redemption rights for the holders and the Company, and other rights as described in the Certificate of Designation of the Series D Preferred Stock. The Series D Preferred Stock is redeemable at its stated value at the holders' option upon written notice at any time after October 11, 2004. The value of the 125,251 shares issued and outstanding at March 31, 2003 reflects a discount of $138,553 from the stated value of $1,252,510 and will be recorded as imputed preferred dividends until the initial redemption date of October 11, 2004. Through March 31, 2003, the Company has recognized $36,459 as dividends on the Series D Preferred Stock. The Series D Preferred Stock is redeemable at its stated value at the Company's option upon written notice at any time after October 11, 2005 or prior to that date if the Company's common stock has a market value of $3.75 per share for ten consecutive trading days. Holders of Series D redeemable convertible preferred stock have no voting rights except as required by law.

9. NET LOSS PER SHARE

         Basic loss per share is calculated by dividing net loss by the number of weighted average common shares outstanding for the period. Since the Company has reported net losses for all periods presented, the computation of diluted loss per share excludes the effects of convertible preferred stock, convertible debt, options, and warrants since their effect is anti-dilutive.

         Following is a summary of excluded securities:

                                                           MARCH 31,
                                                    -----------------------
                                                       2002         2003
                                                    ----------   ----------
Stock options                                        4,010,670    4,302,102
Public and private warrants                          4,317,670    4,184,512
Convertible debentures                                 190,000      190,000
Convertible preferred stock - Series B               2,206,896    2,206,896
Convertible preferred stock - Series C               3,333,333    3,333,333
Redeemable convertible preferred Stock - Series D            -      835,006
                                                    ----------   ----------
                                                    14,058,569   15,051,849
                                                    ==========   ==========

                       VIEWCAST.COM, INC. AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

9. STOCK-BASED COMPENSATION

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

         Option exercise prices are equal to the market price on the date of grant. In general, a portion of the shares under grant become exercisable after one year and remaining shares vest monthly thereafter on a straight line basis over the vesting term of the option (typically five years). Options expire after ten years.

         SFAS 123 requires the disclosure of pro forma net income and earnings per share information computed as if the Company had accounted for its employee stock options granted under the fair value method set forth in SFAS 123. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

                                      2002         2003
                                      -----------------
Risk-free interest rate               4.30%        3.46%
Dividend yield                           0%           0%
Volatility factor of the
 market price of the
 Company's common stock                106%         106%
Expected life of the options
 (years)                               5.9          5.5

         For purposes of pro forma disclosures, the estimated fair value of the options is amortized as expense over the options' vesting periods. Pro forma information for the three months ended March 31, 2002 and 2003 is as follows:

                                                THREE MONTHS ENDED
                                                    MARCH 31,
                                            --------------------------
                                               2002           2003
                                            --------------------------
NET LOSS APPLICABLE TO COMMON
 STOCKHOLDERS:
  As reported                               $(2,148,156)   $(1,067,735)
   Deduct: total stock-based compensation
    under fair value based method for all
    awards, net of related tax expense         (476,265)      (404,996)
                                            --------------------------
  Pro forma                                 $(2,624,421)   $(1,472,731)
                                            ==========================

NET LOSS PER SHARE:
  As reported - basic and diluted           $     (0.11)   $     (0.05)
                                            ==========================
  Pro forma - basic and diluted             $     (0.14)   $     (0.07)
                                            ==========================

11. RECENT ACCOUNTING PRONOUNCEMENTS

         In July 2002, the Financial Accounting and Standards Board (FASB) issued Statements of Financial Accounting Standards No. 146 (SFAS 146), "Accounting for Costs Associated with Exit or Disposal Activities." The standard requires companies to recognize costs associated with exit (including

                       VIEWCAST.COM, INC. AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

restructuring) or disposal activities at fair value when the related liability is incurred rather than at the date of a commitment to an exit or disposal plan under current practice. Costs covered by the standard include certain contract termination costs, certain employee termination benefits and other costs to consolidate or close facilities and relocate employees that are associated with an exit activity or disposal of long-lived assets. The new requirements are effective prospectively for exit or disposal activities initiated after December 31, 2002. The Company adopted SFAS 146 on January 1, 2003. The adoption of SFAS 146 did not have a material impact on the Company's financial position, results of operations, or cash flows.

         In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN 45 are effective for any guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company adopted FIN 45 on January 1, 2003. The adoption of FIN 45 did not have a material impact on the Company's financial position, results of operations, or cash flows.

12. SEGMENT INFORMATION

         Prior to October 2002, the Company's organizational structure was based on one business segment engaged in the design, development and marketing of video products, systems and services. Since the acquisition of Delta Computec Inc. in October 2002, the Company now operates in two distinct business segments as follows:

    IT SERVICES AND PRODUCTS

         This business segment includes the operations of Delta Computec Inc. which is headquartered in New Jersey and provides customized network support, Internet and Intranet consulting, networking, maintenance, disaster recovery services as well as computer and networking product sales to Fortune 500 and 1000 companies. Customers include financial institutions, accounting firms, healthcare providers, pharmaceutical companies and educational institutions located in the northeastern United States.

    VIDEO DISTRIBUTION AND NETWORKING PRODUCTS

         This business segment is engaged in designing, developing and marketing video communications products and services. It includes operations of the Company's Osprey (R) line of video capture and video compression-decompression cards, its Viewpoint VBX (TM) video distribution system, and its Niagara (TM) line of encoding and streaming video servers. The Company markets its video products and services directly to end-users, through original equipment manufacturers, value-added resellers and computer system integrators, worldwide.

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

                       VIEWCAST.COM, INC. AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

         The Company's underlying accounting records are maintained on a legal entity basis for government and public reporting requirements. Segment disclosures are on a performance basis consistent with internal management reporting. The Company evaluates performance based on sales, gross margins and operating income and expense.

         The following tables provide financial data by segment for the three months ended March 31, 2003:

SUMMARY OF OPERATIONS BY OPERATING SEGMENT FOR THE QUARTER ENDED MARCH 31, 2003:

                                                   VIDEO
                                                DISTRIBUTION
                                  IT SERVICES,  & NETWORKING   UNALLOCATED
                                    PRODUCTS      PRODUCTS      CORPORATE        TOTAL
                                  --------------------------------------------------------
Total sales                       $  2,488,457  $  2,140,749   $         -    $ 4,629,206
Intersegment sales                           -             -             -              -
                                  ------------  ------------   -----------    -----------
Revenue from external customers   $  2,488,457  $  2,140,749   $         -    $ 4,629,206
                                  ============  ============   ===========    ===========

Gross profit                      $    672,061  $  1,336,351   $         -    $ 2,008,412

Operating income (loss)           $     90,839  $   (273,335)  $  (406,462)   $  (588,958)


Total assets                      $  4,678,290  $  2,978,419   $   453,494    $ 8,110,203
Goodwill                          $  1,041,430  $          -   $         -    $ 1,041,430
Customer contracts                $    215,000  $          -   $         -    $   215,000
Capital additions                 $    111,532  $     17,382   $         -    $   128,914

SUMMARY OF SALES BY GEOGRAPHIC AREA FOR THE THREE MONTHS ENDED:

                                            VIDEO
                                          DISTRUBITON
                           IT SERVICES,  & NETWORKING
                             PRODUCTS      PRODUCTS        TOTAL          %
                           ---------------------------------------------------
         MARCH 31, 2003
United States              $2,488,457    $  1,222,166   $  3,710,623    80.16%
Europe                             --         325,368        325,368     7.03%
Pacific Rim                        --         490,777        490,777    10.60%
Other                              --         102,438        102,438     2.21%
                           --------------------------------------------------
     Total                 $2,488,457    $  2,140,749   $  4,629,206   100.00%
                           ==================================================
         MARCH 31, 2002

United States              $       --    $    783,929   $    783,929    48.30%
Europe                             --         277,266   $    277,266    17.08%
Pacific Rim                        --         462,383   $    462,383    28.49%
Other                              --          99,536   $     99,536     6.13%
                           --------------------------------------------------
     Total                 $       --    $  1,623,114   $  1,623,114   100.00
                           ==================================================

                       VIEWCAST.COM, INC. AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

13. SUBSEQUENT EVENTS

         On April 14, 2003, the Company paid the first of two subsequent contingent payments of up to $250,000 in conjunction with the purchase of the assets and operations of DCi (See Note 2). The payment was based on contract service revenues achieved during the six months ended March 31, 2003 and was comprised of a cash payment of $56,230 and the issuance of 19,377 shares of Series D Preferred Stock. The value recorded on the financial statements of the 19,377 shares of Series D Preferred Stock will reflect a discount of $20,000 from the stated face value of $193,770 and will be recorded as imputed preferred dividends until the initial redemption date of October 11, 2004. At March 31, 2003, the Company recognized as an asset the ongoing customer relationships for service contracts totaling $215,000 and accrued a corresponding liability for the aforementioned payments.

                       VIEWCAST.COM, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Some of the statements in this Report on Form 10-QSB under "Management's Discussion and Analysis of Financial Conditions and Results Of Operations" and elsewhere in the Report constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include statements regarding ViewCast's expectations, beliefs, hopes, intentions or strategies regarding the future. These statements involve known and unknown risks, uncertainties, and other factors that may cause ViewCast or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, product demand and market acceptance risks, the impact of competitive products and pricing, product development, commercialization and technological difficulties, capacity and supply constraints or difficulties, general business and economic conditions, the availability of sufficient working capital, the ability to service our debt, continued significant losses, the effect of our accounting polices, the ability to integrate the assets and operations of DCi into the operations of ViewCast and other risks detailed in the Annual Report on Form 10-K for the year ended December 31, 2002 and the Registration Statements on Form S-3 filed on April 26, 2000 and June 30, 2000 and other filings with the Securities and Exchange Commission.

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

         Prior to October 2002, ViewCast's organizational structure was based on one business segment engaged in the design, development and marketing of video products, systems and services. Since the acquisition of DCi in October 2002, ViewCast now operates in two distinct business segments: (1) video communications products and services and (2) IT services and products.

         VIDEO COMMUNICATIONS PRODUCTS AND SERVICES

                  This business segment is engaged in designing, developing and marketing video communications products and services. ViewCast's Interactive Video Network is a suite of products and offerings that addresses the processing, distribution, and use of high-quality video throughout the enterprise in a variety of forms and applications and includes the Osprey (R) line of video capture and video compression-decompression cards, Viewpoint VBX (TM) video distribution systems and Niagara (TM) line of encoding and streaming video servers. Corporations, media organizations, financial institutions, educational networks, healthcare facilities, and government agencies utilize our products and services, as do their customers, vendors and others with whom they may

                       VIEWCAST.COM, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (CONTINUED)

                  communicate. ViewCast markets its video products and services directly to end-users, through original equipment manufacturers, value-added resellers and computer system integrators, worldwide.

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

CRITICAL ACCOUNTING POLICIES

Management's discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. We review the accounting policies we use in reporting our financial results on a regular basis. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an on-going basis we evaluate our estimates, including those related to accounts receivable, inventories, investments, warranty obligations, income taxes, restructuring and contingencies and litigation. Our estimates are based on historical experience and other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. In addition to the items listed above which are affected by estimates, we believe that the following are among critical accounting policies used in the preparation of our consolidated financial statements:

         - Revenue Recognition - We recognized hardware product revenue using the guidance from SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements and Statement of Financial Accounting Standards No. 48, Revenue Recognition When Right of Return Exists. We recognize software revenue in accordance with SOP 97-2, Software Revenue Recognition, as amended by SOP 98, Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions. Under these guidelines, we defer revenue recognition on transactions where persuasive evidence of an arrangement does not exist, title has not transferred, product payment is contingent upon performance of installation or service obligations, the price is not fixed or determinable or payment is not reasonably assured. In addition we defer revenue associated with maintenance and support contracts and recognize revenue ratably over their term.

         - Allowance for Doubtful Accounts - We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers or distribution partners were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

         - Excess and Obsolete Inventories - We write down our inventories for estimated obsolescence and unmarketable inventory equal to the difference between the cost of the inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less than those projected by management, additional write-downs may be required.

         - Deferred Taxes - We record a valuation allowance to reduce our deferred tax assets to an amount that we believe is more likely than not to be realized. In our opinion, realization of our net operating loss carryforward is not reasonably assured, and a valuation allowance has been provided against deferred tax assets in excess of deferred tax liabilities in the accompanying consolidated

                       VIEWCAST.COM, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (CONTINUED)

                  financial statements. However, should we in the future determine that realization of deferred tax assets in excess of recorded amounts is likely, an adjustment to the deferred tax assets would increase income in the period such determination was made.

RESULTS OF OPERATIONS

                   THREE MONTHS ENDED MARCH 31, 2003 vs. 2002

         NET SALES. Net sales for the quarter ended March 31, 2003 increased 185.2% to $4,629,206 from $1,623,114 reported for the same period in 2002. The overall increase was due principally to the acquisition of DCi operations in October 2002 and inclusion of it's sales during the first quarter of 2003 of $2,488,457.

         VIDEO COMMUNICATIONS PRODUCT AND SERVICE SALES. During the quarter ended March 31, 2003, total video communications product and service sales of $2,140,749 increased 32.0% compared to first quarter revenues in 2002 of $1,623,114 and represented 40.7% of total 2003 first quarter revenues, compared to 87.0% of first quarter revenues in 2002. The increase was mainly due to increased sale of Osprey (R) capture cards and codecs supplemented with modest increases in other systems products.

         First quarter 2003 domestic, European and Pacific Rim sales of Osprey products increased 69.0%, 7.2% and 9.7%, respectively, over first quarter 2002 levels representing increased demand from all major U.S. distributors and OEM customers. On a product basis, first quarter 2003 unit sales of all Osprey product families increased, compared to last year. In April 2003, ViewCast introduced the Osprey-230 as the latest addition to its Osprey product lines. The Osprey-230 is a low-profile analog capture card engineered to allow system integration into low-profile computer chassis'. Targeted at mid-tier content creation professionals, enthusiast/hobbyist, and enterprise communications, the Osprey-230 offers analog audio video inputs and audio outputs to meet the requirements of the media professional. The Osprey-230 takes advantage of today's leading edge computer platforms and is compatible with ViewCast's popular SimulStream and SCX software products. The Osprey-230 began shipping in April 2003. With the addition of new products and as the economy recovers, we expect steady to increased Osprey product sales during the balance of 2003.

         The increase in Niagara (R) Streaming/Encoding Systems sales reflects increased brand awareness of our streaming and encoding servers. Enterprise Viewpoint VBX (TM) Video Distribution System sales remain slow with continued impact from the economic slowdown and postponement of information technology spending. In April 2003, ViewCast announced the availability of its new
Niagara (R) PowerStream, a premium 2U rack-mount streaming media encoder designed for the high-bandwidth streaming of corporate and business video communications. The Niagara PowerStream addresses broadband needs for security/surveillance, training, corporate video, and business TV applications. Streaming encoding software engines such as Windows Media Encoder and Real Helix Producer are more CPU intensive with each software release as the demand for high-bandwidth streaming of business video continues to grow. With the introduction of the Niagara PowerStream systems, ViewCast offers powerful streaming solutions addressing the growth of high-bandwidth content delivery. We expect Niagara sales to continue to grow as businesses adopt streaming video as a cost effective and powerful communication tool.

         IT SERVICES AND PRODUCTS. In October 2002, ViewCast acquired the assets and operations of DCi, a provider of professional information technology and customized network support services to Fortune 500 and Fortune 1000 corporations, mid-sized companies, hospitals, health care facilities and financial institutions primarily in the northeastern United States. IT services and product sales totaled $2,488,457 for the three months ended March 31, 2003 and represented 53.8% of total ViewCast revenues. Contract service fees for customized network support, Internet and Intranet consulting, networking, maintenance, disaster recovery services provided 89.2% of the first quarter IT service and product revenues. There were no comparable IT service and product sales during the first quarter of 2002.

                       VIEWCAST.COM, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (CONTINUED)

         As a reseller for ViewCast's video systems products, DCi should contribute to improving revenues by creating interest within it's customer base to utilize ViewCast's system products, by bundling services with hardware and software sales and by the addition of complementary product offerings. Additionally, DCi will provide expanded sales channels, enhanced customer support through real-time IT integration and access to key clients in its vertical markets.

         OTHER REVENUES. Other video product and service revenues consisting of software maintenance, training, engineering consulting fees and professional services were $51,400 or 1.1% of ViewCast's revenues for the quarter ended March 31, 2003, a slight increase over the same period in 2002.

SUMMARY OF OPERATIONS BY OPERATING SEGMENT FOR THE QUARTER ENDED MARCH 31, 2003:

                                                   VIDEO
                                                DISTRIBUTION
                                  IT SERVICES,  & NETWORKING   UNALLOCATED
                                    PRODUCTS      PRODUCTS      CORPORATE        TOTAL
                                  -------------------------------------------------------
Total sales                       $  2,488,457  $  2,140,749   $         -    $ 4,629,206
Intersegment sales                           -             -             -              -
                                  ------------  ------------   -----------    -----------

Revenue from external customers   $  2,488,457  $  2,140,749   $         -    $ 4,629,206
                                  ============  ============   ===========    ===========

Gross profit                      $    672,061  $  1,336,351   $         -    $ 2,008,412

Operating income (loss)           $     90,839  $   (273,335)  $  (406,462)   $  (588,958)

         COST OF GOODS AND SERVICES/GROSS MARGINS. Cost of goods sold totaled $2,620,794 for the quarter ended March 31, 2003, a 226.4% increase from 2002 reflecting the increased cost of goods associated with DCi IT service and product sales. Gross profit margin for the quarter ended March 31, 2003 was 43.4% compared to 50.5% in 2002. The video products segment's margin for first quarter of 2003 was 62.4% compared to 50.5% in 2002. This improvement reflects improved contract pricing from ViewCast's suppliers and bundling of higher margin software products. Additionally, during the first quarter of 2002, ViewCast incurred additional labor and component charges to implement new engineering changes to optimize inventory mix and to meet demand for certain of its Osprey products. Total cost of IT goods and services for the first quarter of 2003 totaled $1,816,396 resulting in a gross margin of 27.0%. There were no IT service and product operations in the first quarter of 2002. We expect future margins for IT services and products to average in the 20%-30% range compared to the video products segment's historical margins in the 50%-56% range. Margins will be affected quarter to quarter by promotional activities, price adjustments, cost of materials, inventory obsolescence, the introduction of new products and the sales mix between products and services in any one reporting period.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative ("SG&A") expenses for the three months ended March 31, 2003 totaled $1,686,404, an increase of 21.4% from $1,388,823 reported last year. The increase reflects the addition of SG&A expense from DCi operations of $559,012 during the current quarter with no comparable expense in 2002. Excluding DCi, SG&A expenses associated with the video products division decreased $261,431 or 18.8% due to ViewCast's efforts during 2002 to trim operating expenses and reduce and restructure its video products workforce.

         RESEARCH AND DEVELOPMENT EXPENSE. Research and development expense for the quarter ended March 31, 2003 totaled $757,005, a decrease of 13.6% over 2002 levels, reflecting a decrease in personnel

                       VIEWCAST.COM, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (CONTINUED)

and related expenses during restructuring in 2002. There were no material research and development expenses associated with DCi operations during the first quarter of 2003.

         OTHER (INCOME) EXPENSE. Total other expense for the first quarter of 2003 totaled $232,236 compared to $215,663 in 2002 due principally to the increase in interest expense associated with the Ketlic debt established during in the DCi acquisition. On October 11, 2002, part of the acquisition transaction included the payoff of the Seller's asset based revolving credit facility with Keltic Financial Partners, LP ("Keltic") by establishing for DCi a new asset based revolving credit facility for a period of one year with Keltic.

         NET LOSS. Net loss for the three months ended March 31, 2003 was $821,194, a 56.5% improvement over the $1,887,221 loss reported in the comparable period in 2002 due to increased revenues from video communications products plus revenues added from DCi's operations and reduced operating expenses associated with our video products business segment while adding the operating expenses incurred by DCi.

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

         Net cash used in operating activities for the three months ended March 31, 2003 totaled $243,662 due principally to the reported net loss of $821,194 offset by adjustments for non cash operating expenses of $246,144 and net cash positive changes in operating assets and liabilities of $331,338. Cash generated from the net change in operating assets was due principally to utilization of inventory on hand, increases in accrued vacation expense as well as increases in accrued interest and deferred IT service billings. These positive changes were offset by a reduction in trade payables, by an increase in prepaid director and officer insurance premiums, and by increases in trade accounts receivable.

         Cash utilized for investing activities during the quarter ended March 31, 2003 totaled $128,914 and included purchases of computer equipment, demo equipment, HVAC equipment for the DCi office facility and service assets to support existing IT service contracts.

         During the three months ended March 31, 2003, ViewCast's financing activities generated cash of $584,061 principally due to short-term borrowings of $1,298,000 under the terms of its stockholder line of credit facility offset in part by repayments of $712,553 under the terms of its revolving asset-based lending line of credit with Keltic.

         Since October 1998, ViewCast has maintained a working capital line of credit facility with an entity controlled by one of its principal stockholders, Mr. H.T. Ardinger, who also currently serves as a director, and Chairman of the Board of Directors of ViewCast. This one-year, renewable facility bears interest at 12% per annum and is secured by all assets of ViewCast.com, Inc. The current availability of funds under this facility is subject to certain borrowing base limitations based principally on qualifying accounts receivable and inventory up to a maximum credit limit of $12.0 million. On February 28, 2003, ViewCast amended the credit facility to revise and extend the maturity date to March 31, 2004. During the quarter ended March 31, 2003, ViewCast's net borrowings increased $1,298,000 resulting in a note balance of $6,459,582 at March 31, 2003 which exceeded the borrowing base by $4.5 million. The noteholder has agreed to waive through June 30, 2003 the repayment of any outstanding financing that may be in excess of the borrowing base from time to time. Effective January 1, 2002, the noteholder has also agreed all accrued and unpaid interest on the note shall be due and payable on the earlier of (a) sixty (60) days following receipt of written demand for payment, or (b) the maturity date. This facility will continue to be utilized for working capital by ViewCast to the extent possible depending on future levels of accounts receivable and inventory.

                       VIEWCAST.COM, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (CONTINUED)

         On October 11, 2002, part of the acquisition transaction included the payoff of the Seller's asset based revolving credit facility with Keltic Financial Partners, LP ("Keltic") by establishing for DCi a new asset based revolving credit facility for a period of one year with Keltic. DCi will utilize the $1.5 million Keltic credit facility for working capital support. The loan interest rate is, at the option of Keltic, the greater of: (a) the prime rate plus two hundred fifty (250) basis points per annum, or (b) seven and one-quarter percent (7.25%). Draws on the revolving credit facility are based on qualifying DCi accounts receivable. The loan balance is reduced as cash collections are received directly by Keltic. During the quarter ended March 31, 2003, the cash collections in excess of draws reduced the Keltic loan balance at March 31, 2003 to zero. DCi had availability of $434,000 under the revolving credit facility at March 31, 2003 and will continue to utilize the facility for working capital support of DCi operations. In addition, ViewCast entered into a Guaranty of Payment and a Performance and Subordination Agreement with Keltic relating to this facility plus agreed to provide $350,000 of working capital to DCi within ninety days of the closing date. The $350,000 working capital commitment was provided to DCi on January 14, 2003 and was funded by additional borrowings under ViewCast's stockholder line of credit.

         As of March 31, 2003, the Company had 3,799,680 public and public equivalent warrants and 122,500 representative warrants outstanding exercisable at $1.00. The warrants are redeemable by ViewCast under certain conditions.

         At March 31, 2003, ViewCast had a consolidated stockholders' deficit of $5,670,783, and in accordance with Delaware law, was precluded from paying dividends on its outstanding Series B and Series C convertible preferred stock. As a result, no preferred stock dividends were declared or paid during 2003. The Series B and Series C preferred stock issues carry cumulative dividends of 8% and 9% per year, respectively, and are generally payable semi-annually in arrears in cash or common stock of ViewCast, at ViewCast's option. Cumulative dividends in arrears on preferred shares are approximately: Series B-$640,000, Series C-$177,534. Holders of Series B and Series C preferred stock have no voting rights except as required by law.

         At March 31, 2003, ViewCast had a working capital deficit of $6,843,872 and cash and cash equivalents of $500,004. During the quarter ended March 31, 2003, ViewCast experienced an overall sales increase of 185% compared to the first quarter of 2002 as a result of the DCi acquisition and improving video product sales. While wary of current economic conditions, ViewCast anticipates that revenues will more than double during 2003 compared to 2002 with the addition of DCi operations and assuming moderate growth across all business segments. ViewCast plans to improve its working capital position by increasing sales and lowering operating expenses, by further acquisitions and/or divestitures of its business segments, by exercise of warrants, as necessary, by additional equity financing and by restructuring its debt. ViewCast also anticipates that losses will continue into the first half of 2003, or until such time as total profit margins from the sales of its products and services exceeds its total development, selling, administrative and financing costs. ViewCast will continue to monitor and restructure its workforce and decrease operating expenses. During May 2001 through March of 2003, ViewCast has reorganized the operations of its video products business segment and reduced its workforce by 51 individuals and trimmed other related operating expenses. As a direct result of these measures, ViewCast (excluding DCi) has decreased selling, general and administrative expenses by $261,431, or 18.8%, and development expenses by $119,612, or 13.6%, during the first quarter of 2003 compared to the same period in 2002. Additionally, the net loss for the quarter ended March 31, 2003 was reduced by 53.3% excluding DCi, and by 56.5% including DCi, over the first quarter of 2002. ViewCast will remain proactive in managing its operating expenses.

         ViewCast utilizes significant capital to design, develop and commercialize its products and intends to fund its 2003 operating activities and sales growth by utilizing cash contributed from operations and its available working capital lines of credit to the extent possible. ViewCast anticipates it will require additional capital during 2003 for working capital to support the expansion of sales channels and market distribution, to develop and introduce new products and services, to enhance existing product offerings, to

                       VIEWCAST.COM, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (CONTINUED)

address unanticipated competitive threats or technical problems, to transition adverse economic conditions, to support newly acquired DCi operations and for completion of other acquisition transactions. Although ViewCast has no firm arrangements with respect to additional financing, it is currently considering proposals by potential investors relating to the issuance of equity securities in exchange for a cash investment in ViewCast. There can be no assurance that additional financing will be available to ViewCast on acceptable terms, or at all. Additional equity financing may involve substantial dilution to our then existing stockholders. In October 2002, to enhance financial performance and increase revenue, ViewCast acquired the assets and operations of DCi. ViewCast intends to actively pursue other such strategic merger and acquisition activities to the extent possible. In the event we are unable to raise additional capital or execute other alternatives, we may be required to sell segments of the business, or substantially reduce or curtail our activities. Such actions could result in charges that could be material to ViewCast's results of operations or financial position.

         At March 31, 2003, ViewCast had no material commitments for capital expenditures except those outlined for the remaining DCi purchase commitments.

                       VIEWCAST.COM, INC. AND SUBSIDIARIES
                             CONTROLS AND PROCEDURES

ITEM 3. CONTROLS AND PROCEDURES

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

      Item 1.  Legal Proceedings
                        (Not Applicable)

      Item 2.  Changes in Securities
                        (Not Applicable)

      Item 3.  Defaults Upon Senior Securities
                        (Not Applicable)

      Item 4.  Submission of Matters to a Vote of Security Holders
                        (None)

      Item 5.  Other Information

         The Company's Chief Executive Officer and Chief Financial Officer have furnished statements relating to its Form 10-QSB for the quarter ended March 31, 2003 pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002. The statements are attached hereto as Exhibit 99.1.

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

                                                     ViewCast.com, Inc.
                                                     ------------------
                                                     (Registrant)

                                                     BY:

Date: May 14, 2003                                     /s/ George C. Platt
                                                     ---------------------
                                                     George C. Platt
                                                     Chief Executive Officer
                                                     Principal Executive Officer

                                                       /s/ Laurie L. Latham
                                                     ----------------------
                                                     Laurie L. Latham
                                                     Chief Financial Officer
                                                     Principal Financial Officer

                                 CERTIFICATIONS

         I, George C. Platt, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of ViewCast.com, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 14, 2003                        /s/  George C. Platt
                                           ---------------------------
                                           George C. Platt
                                           President and Chief Executive Officer

         I, Laurie L. Latham, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of ViewCast.com, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 14, 2003                          /s/  Laurie L. Latham
                                           -------------------------------------
                                           Laurie L. Latham
                                           Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit
Number
------
 99.1 STATEMENTS FURNISHED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002, 18 U.S.C. SECTION 1350