Form 10QSB
period 2003-06-30
VIEWCAST COM INC
filed 2003-08-14
CIK 921313

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003
                                                 -------------

         [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from             to
                                                -----------    -----------

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

As of July 31, 2003, 20,632,332 shares of the Registrant's common stock were outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                       VIEWCAST.COM, INC. AND SUBSIDIARIES
                              INDEX TO FORM 10-QSB


PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements
    Consolidated Balance Sheets at December 31, 2002 and
       June 30, 2003 (Unaudited) ....................................................    3
    Consolidated Statements of Operations for the Three and Six months
       ended June 30, 2002 and 2003 (Unaudited) .....................................    4
    Consolidated Statement of Stockholders' Deficit for the
       Six Months ended June 30, 2003 (Unaudited) ...................................    5
    Consolidated Statements of Cash Flows for the Six Months ended June 30, 2002
       and 2003 (Unaudited) .........................................................    6
    Notes to Consolidated Financial Statements ......................................    7

  Item 2.  Management's Discussion and Analysis of Financial Condition
    and Results of Operations .......................................................   15

  Item 3.  Controls and Procedures ..................................................   22

PART II.  OTHER INFORMATION .........................................................   23

SIGNATURES ..........................................................................   24

                       VIEWCAST.COM, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                   DECEMBER 31,       JUNE 30,
                                                                                      2002             2003
                                                                                  -------------    -------------
                               ASSETS                                                               (UNAUDITED)
Current assets:
  Cash and cash equivalents                                                       $     288,519    $     401,322
  Accounts receivable, less allowance for  doubtful accounts of $144,000 and $147,000 at December 31, 2002 and
    June 30, 2003, respectively                                                       2,515,164        2,680,906
  Inventories                                                                         1,598,019        1,720,375
  Prepaid expenses                                                                       86,906          288,183
  Deferred charges                                                                       43,395           73,130
                                                                                  -------------    -------------
        Total current assets                                                          4,532,003        5,163,916

Property and equipment, net                                                           1,795,809        1,613,419
Goodwill                                                                              1,041,430        1,041,430
Customer contracts, net                                                                      --          203,056
Software development costs, net                                                          68,713           25,618
Deferred charges                                                                         92,707               --
Deposits                                                                                127,481          124,275
                                                                                  -------------    -------------

        Total assets                                                              $   7,658,143    $   8,171,714
                                                                                  =============    =============

         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable                                                                $   1,818,991    $   1,356,295
  Accrued expenses                                                                    1,430,444        1,956,466
  Deferred revenue                                                                      905,632        1,289,653
  Advance from stockholder                                                              500,000          500,000
  Stockholder line of credit                                                          5,161,582        7,009,582
  Short-term debt, other                                                                717,705          214,688
  Current maturities of long-term debt                                                       --          950,000
                                                                                  -------------    -------------
        Total current liabilities                                                    10,534,354       13,276,684


Long-term debt less current maturities                                                  950,000               --

Commitments

Series D redeemable convertible preferred stock, $0.0001 par value:
  Issued and outstanding shares - 114,712 and 150,670 at
   December 31, 2002 and June 30, 2003, respectively                                    987,120        1,366,656


Stockholders' equity (deficit):
  Convertible preferred stock, $0.0001 par value:
    Authorized shares - 5,000,000
      Series B - issued and outstanding shares - 800,000                                     80               80
      Series C - issued and outstanding shares - 200,000                                     20               20
  Common stock, $.0001 par value:
    Authorized shares - 100,000,000
    Issued shares -  20,822,847 and 20,893,829 at December 31, 2002
       and June 30, 2002, respectively                                                    2,083            2,090
  Additional paid-in capital                                                         55,685,444       55,635,498
  Accumulated deficit                                                               (60,489,052)     (62,097,408)
  Treasury stock,  261,497 shares at cost                                               (11,906)         (11,906)
                                                                                  -------------    -------------
        Total stockholders' deficit                                                  (4,813,331)      (6,471,626)
                                                                                  -------------    -------------

        Total liabilities and stockholders' deficit                               $   7,658,143    $   8,171,714
                                                                                  =============    =============


                 The accompanying notes are an integral part of
                         these consolidated statements.

                       VIEWCAST.COM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                       FOR THE THREE MONTHS ENDED       FOR THE SIX MONTHS ENDED
                                                                JUNE 30,                        JUNE 30,
                                                      ----------------------------    ----------------------------
                                                          2002            2003            2002            2003
                                                      ------------    ------------    ------------    ------------
NET SALES                                             $  1,942,297    $  4,796,875    $  3,565,411    $  9,426,081

Cost of sales (includes depreciation of $67,361 and
 $127,857 for the three and six months ended
 June 30, 2003, respectively)                              868,662       2,840,828       1,671,657       5,461,622
                                                      ------------    ------------    ------------    ------------

GROSS PROFIT                                             1,073,635       1,956,047       1,893,754       3,964,459

Operating expenses:
  Selling, general and administrative                    1,190,777       1,745,388       2,579,600       3,431,792
  Research and development                                 778,298         590,932       1,654,915       1,347,937
  Restructuring charge                                     112,273              --         112,273              --
  Depreciation and amortization                            214,296         156,363         440,533         310,324
                                                      ------------    ------------    ------------    ------------
      Total operating expenses                           2,295,644       2,492,683       4,787,321       5,090,053
                                                      ------------    ------------    ------------    ------------

OPERATING LOSS                                          (1,222,009)       (536,636)     (2,893,567)     (1,125,594)

Other income (expense):
  Dividend and interest income                                  --             693           1,649             693
  Interest expense                                        (195,668)       (255,658)       (417,166)       (488,285)
  Gain on sale of available-for-sale securities          1,071,891              --       1,071,891              --
  Other                                                      7,940           4,439          12,126           4,830
                                                      ------------    ------------    ------------    ------------
      Total other income (expense)                         884,163        (250,526)        668,500        (482,762)
                                                      ------------    ------------    ------------    ------------

NET LOSS                                              $   (337,846)   $   (787,162)   $ (2,225,067)   $ (1,608,356)


PREFERRED DIVIDENDS                                       (268,267)       (228,536)       (529,202)       (475,077)
                                                      ------------    ------------    ------------    ------------

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS            $   (606,113)   $ (1,015,698)   $ (2,754,269)   $ (2,083,433)
                                                      ============    ============    ============    ============

NET LOSS PER SHARE - BASIC AND DILUTED                $      (0.03)   $      (0.05)   $      (0.14)   $      (0.10)
                                                      ============    ============    ============    ============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
   OUTSTANDING                                          20,529,288      20,615,172      19,715,131      20,588,409
                                                      ============    ============    ============    ============


                 The accompanying notes are an integral part of
                         these consolidated statements.

                       VIEWCAST.COM, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                     FOR THE SIX MONTHS ENDED JUNE 30, 2003
                                   (UNAUDITED)

                                                  SERIES B             SERIES C
                                                 CONVERTIBLE          CONVERTIBLE                                  ADDITIONAL
                                               PREFERRED STOCK      PREFERRED STOCK           COMMON STOCK          PAID-IN
                                              SHARES   PAR VALUE    SHARES   PAR VALUE     SHARES     PAR VALUE     CAPITAL
                                             -------   ---------   -------   ---------   ----------   ---------   ------------
BALANCE, JANUARY 1, 2003                     800,000   $      80   200,000   $      20   20,822,847   $   2,083   $ 55,685,444


  Value of options issued for consulting
      services                                    --          --        --          --           --          --            360

  Imputed redeemable convertible
      preferred stock dividends - Series D        --          --        --          --           --          --        (60,556)
  Sale of common stock, employee
     stock purchase plan                          --          --        --          --       70,982           7         10,250
  Net loss                                        --          --        --          --           --          --             --
                                             -------   ---------   -------   ---------   ----------   ---------   ------------
Balance, June 30, 2003                       800,000   $      80   200,000   $      20   20,893,829   $   2,090   $ 55,635,498
                                             =======   =========   =======   =========   ==========   =========   ============


                                                                             TOTAL
                                              ACCUMULATED    TREASURY     STOCKHOLDERS'
                                               DEFICIT        STOCK      EQUITY (DEFICIT)
                                             ------------    --------    ---------------
BALANCE, JANUARY 1, 2003                     $(60,489,052)   $(11,906)     $(4,813,331)


  Value of options issued for consulting
      services                                         --          --              360

  Imputed redeemable convertible
      preferred stock dividends - Series D             --          --          (60,556)
  Sale of common stock, employee
     stock purchase plan                               --          --           10,257
  Net loss                                     (1,608,356)         --       (1,608,356)
                                             ------------    --------      -----------
Balance, June 30, 2003                       $(62,097,408)   $(11,906)     $(6,471,626)
                                             ============    ========      ===========


                 The accompanying notes are an integral part of
                         these consolidated statements.

                       VIEWCAST.COM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                       FOR THE SIX MONTHS ENDED
                                                                              JUNE 30,
                                                                     ---------------------------
                                                                        2002           2003
                                                                     ------------   ------------
OPERATING ACTIVITIES:
  Net loss                                                           $(2,225,067)   $(1,608,356)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depreciation of fixed assets                                       348,266        383,142
      Amortization of software development costs                          92,267         43,095
      Amortization of purchased contracts                                     --         11,944
      Non-cash charges to interest expense                                34,765         62,972
      Gain on sale of available-for-sale securities                   (1,071,891)            --
      Gain on disposition of fixed assets                                 (2,889)        (5,594)
      Foreign currency translation adjustment                             (4,129)            --
      Consulting fees exchanged for options                                  560            360
      Changes in operating assets and liabilities:
        Accounts receivable                                              289,391       (165,742)
        Inventories                                                      695,836       (122,356)
        Prepaid expenses                                                 (53,706)      (201,277)
        Deposits                                                         (63,460)         3,206
        Accounts payable                                                  74,722       (302,486)
        Accrued expenses                                                 (74,149)       526,022
        Deferred revenue                                                 (66,919)       384,021
                                                                     -----------    -----------
               Net cash used in operating activities                  (2,026,403)      (991,049)
                                                                     -----------    -----------

INVESTING ACTIVITIES:
  Proceeds from the sale of available-for-sale securities              2,910,641             --
  Purchase of property and equipment                                     (23,749)      (201,703)
  Customer contracts                                                          --        (56,230)
  Proceeds from disposition of property and equipment                      8,302          6,545
                                                                     -----------    -----------
               Net cash provided by (used in) investing activities     2,895,194       (251,388)
                                                                     -----------    -----------

FINANCING ACTIVITIES:
  Net proceeds [repayments] from stockholder line of credit           (1,631,263)     1,848,000
  Repayment of short-term debt, other                                         --       (503,017)
  Net proceeds from the sale of common stock                              10,978         10,257
                                                                     -----------    -----------
               Net cash provided by (used in) financing activities    (1,620,285)     1,355,240
                                                                     -----------    -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                    (751,494)       112,803

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                           851,464        288,519
                                                                     -----------    -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                             $    99,970    $   401,322
                                                                     ===========    ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
     Cash paid for interest                                          $   402,317    $    59,459

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

         The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002 filed with the Securities and Exchange Commission.

         The Company utilizes significant capital to design, develop and commercialize its products and intends to fund its remaining 2003 operating activities and sales growth by utilizing cash contributed from operations and its available working capital lines of credit to the extent possible. The Company anticipates it will require additional capital during the balance of 2003 for working capital to support the expansion of sales channels and market distribution, to develop and introduce new products and services, to enhance existing product offerings, to address unanticipated competitive threats or technical problems, to transition adverse economic conditions and for potential acquisition transactions. Although the Company has no firm arrangements with respect to additional financing, it is currently considering proposals relating to the issuance of equity securities in exchange for a cash investment in the Company. There can be no assurance that additional financing will be available to ViewCast on acceptable terms, or at all. Additional equity financing may involve substantial dilution to our then existing stockholders. In October 2002, to enhance financial performance and increase revenue, the Company acquired the assets and operations of Delta Computec Inc. (See Note 2). The Company intends to actively pursue other such strategic merger and acquisition activities to the extent possible. In the event the Company is unable to raise additional capital or execute other alternatives, we may be required to sell segments of the business, or substantially reduce or curtail our activities. Such actions could result in charges that could be material to ViewCast's results of operations or financial position.


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

         The combined maximum total consideration to be paid by the Company pursuant to the APA is equal to $2.5 million. The Company purchased all of the Seller's assets, including all of its operating assets, property, contracts and customer lists for a combination of up to $1 million in cash, issuance of up to 150,000 shares of Series D Redeemable Convertible Preferred Stock (the "Series D Preferred Stock") further described in Note 8, and the assumption of certain liabilities as outlined in the terms of the APA established based on arms-length negotiations.

                       VIEWCAST.COM, INC. AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


         At the closing date, the Company paid $500,000 in cash and issued 95,500 shares of Series D Preferred Stock. The closing cash payment was funded from an advance from one of its principal stockholders and Chairman of the Board of the Company, H.T. Ardinger, Jr. During January 2003, the Company issued 10,539 additional shares of Series D Preferred Stock for closing adjustments required by the APA. The APA provides for two additional contingent payments of up to $250,000 each to be paid to Seller approximately 6 months and 12 months after closing, subject to contract revenue levels achieved by DCi over six months and twelve months subsequent to the acquisition date and including a provision providing for a portion of the payments to be made with shares of Series D Preferred Stock. In April 2003, the Company paid $56,230 in cash and issued 19,377 shares of Series D Preferred Stock to satisfy the requirements of the first contingent payment and recognized an asset for customer contracts in the amount of $215,000. At June 30, 2003, customer contracts totaled $203,056 and were presented net of accumulated amortization of $11,944. Customer contracts are being amortized on a straight-line basis over a three-year period.

         In June 2003, the Company issued 6,042 shares of Series D Preferred Stock to its investment banker for $60,420 of services performed at the time of the DCi acquisition. A liability for the services was accrued in October 2002.


3.  INVENTORIES

         Inventories consists of the following:

                            DECEMBER 31,     JUNE 30,
                                2002           2003
                            ------------   ------------
                                            (UNAUDITED)
Purchased materials         $    438,631   $    438,188
Finished goods                 1,159,388      1,282,187
                            ------------   ------------
        Total Inventories   $  1,598,019   $  1,720,375
                            ============   ============


4.  ACCRUED EXPENSES

         Accrued expenses consist of the following:

                               DECEMBER 31,      JUNE 30,
                                   2002            2003
                               ------------   ------------
                                               (UNAUDITED)
Stockholder accrued interest   $    628,564   $    994,419
Accrued interest other               11,083         11,083
Accrued Compensation                415,757        505,668
Accrued legal & professional         80,763         58,873
Accrued warranty                     39,000         17,000
Accrued rent                         37,725         29,966
Accrued inventory purchases          28,197         43,954
Customer deposits                    57,965        183,000
Other                               131,390        112,503
                               ------------   ------------
                               $  1,430,444   $  1,956,466
                               ============   ============


5.  WARRANTY RESERVES

         Reserves are provided for the estimated warranty costs when revenue is recognized. The costs of warranty obligations are estimated based on warranty policy or applicable contractual warranty, historical

                       VIEWCAST.COM, INC. AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


experience of known product failure rates and use of materials and service delivery charges incurred in correcting product failures. Specific warranty accruals may be made if unforeseen technical problems arise. If actual experience, relative to these factors, adversely differs from these estimates, additional warranty expense may be required.

         The following table below shows the roll forward of warranty expense for the three and six months ended June 30, 2002 and 2003.

                       FOR THE THREE MONTHS ENDED      FOR THE SIX MONTHS ENDED
                               JUNE 30,                         JUNE 30,
                       --------------------------      ------------------------
                         2002              2003          2002           2003
                       --------          --------      --------        --------
Beginning balance      $ 72,000          $  2,000      $ 70,000        $ 39,000
Charged to expense        8,000            21,000        14,000          37,000
Usage                   (14,000)           (6,000)      (18,000)        (59,000)
                       --------          --------      --------        --------
Ending balance         $ 66,000          $ 17,000      $ 66,000        $ 17,000
                       ========          ========      ========        ========


6. PROPERTY AND EQUIPMENT

         Property and equipment, at cost, consists of the following:

                                   ESTIMATED
                                  USEFUL LIFE      DECEMBER 31,      JUNE 30,
                                    (YEARS)            2002            2003
                                  ------------     ------------    -----------
                                                                   (UNAUDITED)
Computer equipment                   3 to 7        $  2,492,165    $ 2,378,725
Service assets                            3             476,666        612,615
Software                             3 to 5             630,355        630,355
Leasehold improvements               1 to 5             103,886        127,481
Office furniture and equipment       5 to 7             598,571        613,444
                                                   ------------    -----------
                                                      4,301,643      4,362,620
Less accumulated depreciation
  and amortization                                   (2,505,834)    (2,749,201)
                                                   ------------    -----------
                                                   $  1,795,809    $ 1,613,419
                                                   ============    ===========


7.  SHORT-TERM DEBT

         Since October 1998, the Company has maintained a working capital line of credit facility with an entity controlled by one of its principal stockholders, Mr. H.T. Ardinger, who also currently serves as a director, and Chairman of the Board of Directors of the Company. This one-year, renewable facility bears interest at 12% per annum and is secured by all assets of ViewCast.com, Inc. The current availability of funds under this facility is subject to certain borrowing base limitations based principally on qualifying accounts receivable and inventory up to a maximum credit limit of $12.0 million. On February 28, 2003, the Company amended the credit facility to revise and extend the maturity date to March 31, 2004. During the six months ended June 30, 2003, net borrowings increased $1,848,000 resulting in a note balance of $7,009,582 at June 30, 2003, which exceeded the computed borrowing base by $5.2 million. The noteholder has agreed to waive through September 30, 2003 the repayment of any outstanding financing that may be in excess of the borrowing base from time to time. Effective January 1, 2002, noteholder has also agreed that all accrued and unpaid interest on the note shall be due and payable on the earlier of (a) sixty (60) days following receipt of written demand for payment, or (b) the maturity date.

                       VIEWCAST.COM, INC. AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


         In October 2002, the Company acquired the assets and operations of DCi (See Note 2). Part of the acquisition transaction included the payoff of the Seller's asset based revolving credit facility and the establishment for DCi of a new $1.5 million asset based revolving credit facility for a period of one year with Keltic Financial Partners, LP ("Keltic"). In addition, ViewCast entered into a Guaranty of Payment and a Performance and Subordination Agreement with Keltic for this facility. The loan interest rate is, at the option of Lender, the greater of: (a) the prime rate plus two hundred fifty (250) basis points per annum, or (b) seven and one-quarter percent (7.25%). Draws on the revolving credit facility are based on qualifying DCi accounts receivable. The loan balance is reduced as cash collections are received directly by Keltic. During the six months ended June 30, 2003, cash collections in excess of draws reduced the Keltic loan balance by $500,230 to $212,322 at June 30, 2003. DCi had availability of $647,000 under the Keltic revolving credit facility at June 30, 2003.


8. SERIES D REDEEMABLE CONVERTIBLE PREFERRED STOCK

         During October 2002 through June 2003, the Company issued 150,670 shares of Series D Preferred Stock as partial consideration for the acquisition of DCi and for related investment banking fees (See Note 2). Each share of Series D Preferred Stock has a stated value of $10.00 with a conversion option to common stock at $1.50 per share of Company common stock. The Series D Preferred Stock provides redemption rights for the holders and the Company, and other rights as described in the Certificate of Designation of the Series D Preferred Stock. The Series D Preferred Stock is redeemable at its stated value at the holders' option upon written notice at any time after October 11, 2004. The value of the 150,670 shares issued and outstanding at June 30, 2003 reflects a discount of $140,044 from the stated value of $1,506,700 and will be recorded as imputed preferred dividends until the initial redemption date of October 11, 2004. Through June 30, 2003, the Company has recognized $60,556 as dividends on the Series D Preferred Stock. The Series D Preferred Stock is redeemable at its stated value at the Company's option upon written notice at any time after October 11, 2005 or prior to that date if the Company's common stock has a market value of $3.75 per share for ten consecutive trading days. Holders of Series D redeemable convertible preferred stock have no voting rights except as required by law.


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

         Following is a summary of excluded securities:

    SUMMARY OF COMMON SHARES EXCLUDED FORM EPS:

                                                        FOR THE THREE MONTHS           FOR THE SIX MONTHS
                                                            ENDED JUNE 30,                ENDED JUNE 30,
                                                      -------------------------     -------------------------
                                                         2002           2003           2002           2003
                                                      ----------     ----------     ----------     ----------
Stock options                                          3,701,388      4,292,622      3,718,884      4,390,779
Public and private warrants                            4,317,620      4,184,512      4,337,620      4,184,512
Convertible debentures                                   190,000        190,000        190,000        190,000
Convertible preferred stock - Series B                 2,206,896      2,206,896      2,406,896      2,206,896
Convertible preferred stock - Series C                 3,333,333      3,333,333      3,333,333      3,333,333
Redeemable convertible preferred Stock - Series D             --        919,736             --        884,606
                                                      ----------     ----------     ----------     ----------
                                                      13,749,237     15,127,099     13,986,733     15,190,126
                                                      ==========     ==========     ==========     ==========

                       VIEWCAST.COM, INC. AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


10. STOCK-BASED COMPENSATION

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

         SFAS 123 requires the disclosure of pro forma net income and earnings per share information computed as if the Company had accounted for its employee stock options granted under the fair value method set forth in SFAS 123. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model.

         For purposes of pro forma disclosures, the estimated fair value of the options is amortized as expense over the options' vesting periods. Pro forma information for the three and six months ended June 30, 2002 and 2003 is as follows:

                                                   FOR THE THREE MONTHS ENDED       FOR THE SIX MONTHS ENDED
                                                            JUNE 30,                        JUNE 30,
                                                 ----------------------------      ---------------------------
                                                     2002             2003             2002             2003
                                                 -----------      -----------      -----------      -----------
NET LOSS APPLICABLE TO COMMON
  STOCKHOLDERS:
    As reported                                  $  (606,113)     $(1,015,698)     $(2,754,269)     $(2,083,433)
    Deduct: total stock-based compensation
       under fair value based method for all
       awards, net of related tax expense           (476,265)        (404,996)        (952,530)        (810,572)
                                                 -----------      -----------      -----------      -----------
    Pro forma                                    $(1,082,378)     $(1,420,694)     $(3,706,799)     $(2,894,005)
                                                 ===========      ===========      ===========      ===========

NET LOSS PER SHARE:
    As reported - basic and diluted              $     (0.03)     $     (0.05)     $     (0.14)     $     (0.10)
                                                 ===========      ===========      ===========      ===========
    Proforma - basic and diluted                 $     (0.05)     $     (0.07)     $     (0.19)     $     (0.14)
                                                 ===========      ===========      ===========      ===========


11. SEGMENT INFORMATION

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

                       VIEWCAST.COM, INC. AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


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

     CORPORATE

         The corporate functions of human resources, legal, financial reporting, accounting, and risk management are located in Dallas, TX. Operating expenses not fully distributed to business segments include interest expense plus certain administrative salaries, legal and professional fees, and corporate facility expenses.

         The Company's underlying accounting records are maintained on a legal entity basis for government and public reporting requirements. Segment disclosures are on a performance basis consistent with internal management reporting. The Company evaluates performance based on sales, gross margins and operating income and expense.

         The following tables provide financial data by segment for the three and six months ended June 30, 2003:


SUMMARY OF OPERATIONS BY OPERATING SEGMENT FOR THE THREE MONTHS ENDED JUNE 30, 2003:

                                                        VIDEO
                                                     DISTRIBUTION
                                    IT SERVICES,     & NETWORKING      UNALLOCATED
                                      PRODUCTS         PRODUCTS         CORPORATE           TOTAL
                                    ------------     ------------      ------------      ------------
Total sales                         $  2,854,243     $  1,980,400      $         --      $  4,815,759
Intersegment sales                            --          (18,884)               --           (18,884)
                                    ------------     ------------      ------------      ------------
Revenue from external customers     $  2,854,243     $  1,961,516      $         --      $  4,796,875
                                    ============     ============      ============      ============

Gross profit                        $    758,411     $  1,197,636      $         --      $  1,956,047

Operating income (loss)             $     16,808     $   (429,322)     $   (124,122)     $   (536,636)

                       VIEWCAST.COM, INC. AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

SUMMARY OF OPERATIONS BY OPERATING SEGMENT FOR THE SIX MONTHS ENDED
JUNE 30, 2003:

                                                        VIDEO
                                                     DISTRIBUTION
                                    IT SERVICES,     & NETWORKING      UNALLOCATED
                                      PRODUCTS         PRODUCTS         CORPORATE           TOTAL
                                    ------------     ------------      ------------      ------------
Total sales                         $  5,342,700     $  4,102,265      $         --      $  9,444,965
Intersegment sales                            --          (18,884)               --           (18,884)
                                    ------------     ------------      ------------      ------------
Revenue from external customers     $  5,342,700     $  4,083,381      $         --      $  9,426,081
                                    ============     ============      ============      ============

Gross profit                        $  1,430,472     $  2,533,987      $         --      $  3,964,459

Operating income (loss)             $        375     $   (883,850)     $   (242,119)     $ (1,125,594)


Total assets                        $  5,118,744     $  2,516,229      $    536,741      $  8,171,714
Goodwill                            $  1,041,430     $         --      $         --      $  1,041,430
Customer contracts                  $    203,056     $         --      $         --      $    203,056
Capital additions                   $    180,923     $     20,780      $         --      $    201,703

SUMMARY OF SALES BY GEOGRAPHIC AREA FOR THE THREE MONTHS ENDED:

                                                         VIDEO
                                                     DISTRIBUTION
                                     IT SERVICES,    & NETWORKING
                                       PRODUCTS        PRODUCTS           TOTAL          %
                                    ------------     ------------      ------------    -------
          JUNE 30, 2003
United States                       $  2,854,243     $  1,153,378     $  4,007,621      83.55%
Europe                                        --          325,287          325,287       6.78%
Pacific Rim                                   --          374,200          374,200       7.80%
Other                                         --           89,767           89,767       1.87%
                                    ------------     ------------      ------------    ------
     Total                          $  2,854,243     $  1,942,632     $  4,796,875     100.00%
                                    ============     ============     ============     ======

          JUNE 30, 2002
United States                       $         --     $    924,076     $    924,076      47.58%
Europe                                        --          481,124          481,124      24.77%
Pacific Rim                                   --          316,554          316,554      16.30%
Other                                         --          220,543          220,543      11.35%
                                    ------------     ------------     ------------     ------
     Total                          $         --     $  1,942,297     $  1,942,297     100.00%
                                    ============     ============     ============     ======

                       VIEWCAST.COM, INC. AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

SUMMARY OF SALES BY GEOGRAPHIC AREA FOR THE SIX MONTHS ENDED:

                                                         VIDEO
                                                     DISTRIBUTION
                                    IT SERVICES,     & NETWORKING
                                      PRODUCTS         PRODUCTS           TOTAL          %
                                    ------------     ------------      ------------    -------
          JUNE 30, 2003
United States                       $  5,342,700     $  2,375,545     $  7,718,245       81.88%
Europe                                        --          650,655          650,655        6.90%
Pacific Rim                                   --          864,977          864,977        9.18%
Other                                         --          192,204          192,204        2.04%
                                    ------------     ------------      ------------    -------
     Total                          $  5,342,700     $  4,083,381     $  9,426,081      100.00%
                                    ============     ============     ============     =======

          JUNE 30, 2002
United States                       $         --     $  1,708,004     $  1,708,004       47.90%
Europe                                        --          758,390          758,390       21.27%
Pacific Rim                                   --          778,937          778,937       21.85%
Other                                         --          320,080          320,080        8.98%
                                    ------------     ------------      ------------    -------
     Total                          $         --     $  3,565,411     $  3,565,411      100.00%
                                    ============     ============     ============     =======

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


OVERVIEW

         ViewCast.com, Inc., doing business as ViewCast Corporation, ("ViewCast") develops and markets a variety of products and services that enable networked video communications and provides professional information technology and customized network support services through its wholly owned subsidiary, Delta Computec Inc. ("DCi"). We continue to be a leading global provider of enterprise-wide, video communication products for both real-time and on-demand applications. Our market presence has been expanded and supplemented with the acquisition of DCi's technology services and sales operation in October 2002.

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


RESULTS OF OPERATIONS

                THREE AND SIX MONTHS ENDED JUNE 30, 2003 VS. 2002

         NET SALES. Net sales for the quarter ended June 30, 2003 increased 147.0% to $4,796,875 from $1,942,297 reported for the same period in 2002. Net sales for the six months ended June 30, 2003 increased 164.4% to $9,426,081 from $3,565,411 reported during the same period last year. The overall increase was due principally to the acquisition of DCi operations in October 2002 and inclusion of its sales during the second quarter of 2003 of $2,854,243 and in the first six months of 2003 of $5,342,700.

         VIDEO COMMUNICATIONS PRODUCT AND SERVICE SALES. During the second quarter ended June 30, 2003, total video communications product and service sales of $1,961,516 increased slightly by 1% compared to second quarter revenues in 2002 of $1,942,297. During the six months ended June 30, 2003, total video communications product and service sales of $4,102,265 increased 15.1% compared the same period revenues in 2002 of $3,565,411. The improvement was mainly due to increased sales of Osprey(R) capture cards and codecs.

         During the first six months the video communications products and services increased sales by 39.1% within the U.S. and 11.1% within the Pacific Rim markets offsetting a 14.2% decline in Europe. On a product basis, during the quarter and the six months ending June 30, 2003 unit sales of all Osprey product families increased, compared to last year. In April 2003, ViewCast introduced the Osprey-230 and in May 2003, introduced the Osprey-560 as the latest additions to its Osprey product lines. The Osprey-230 and Osprey-560 take advantage of today's leading edge computer platforms and is compatible with ViewCast's popular SimulStream and SCX software products. With these product additions and as the economy recovers, we expect steady to increased Osprey product sales during the balance of 2003.

         Although video systems and software have been slower to recover from the poor economy both domestically and internationally, we believe that the Niagara(R) Streaming/Encoding Systems and Viewpoint VBX(TM) Video Distribution System sales will continue to benefit from additional software and hardware features and capabilities that have been and will be introduced during 2003. In April 2003, ViewCast announced the availability of its new Niagara(R) PowerStream, a premium 2U rack-mount streaming media encoder designed for the high-bandwidth streaming of corporate and business video communications. The Niagara PowerStream addresses broadband needs for security/surveillance, training, corporate video, and business TV applications. Streaming encoding software engines such as Windows Media Encoder and Real Helix Producer are more CPU intensive with each software release as the demand for high-bandwidth streaming of business video continues to grow. With the introduction of the Niagara PowerStream systems, ViewCast offers powerful streaming solutions addressing the growth of high-bandwidth content delivery. We expect sales to continue to grow as businesses adopt streaming video and integrated video networks as a cost effective and powerful communication tool.


         IT SERVICE AND PRODUCT SALES. In October 2002, ViewCast acquired the assets and operations of DCi, a provider of professional information technology and customized network support services to Fortune 500 and Fortune 1000 corporations, mid-sized companies, hospitals, health care facilities and financial institutions primarily in the northeastern United States. For the quarter and six months ending June 30, 2003, IT services and product sales totaled $2,854,243 and $5,342,700, respectively, and represented 59.5% and 56.7% of total ViewCast revenues, respectively. During the six months ending June 30, 2003, contract service fees for customized network support, consulting, networking, maintenance, and disaster

                       VIEWCAST.COM, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (CONTINUED)


recovery services provided 85.2% of the IT service and product revenues while product sales provided the remainder. There were no comparable IT service and product sales during the quarter and the six months ending June 30, 2002.

         As a reseller for ViewCast's video systems products, DCi should contribute to improving revenues by creating interest within its customer base to utilize ViewCast's video products and software, by bundling services with hardware and software sales and by the addition of complementary product offerings. Additionally, we believe that DCi will provide expanded sales channels, enhanced customer support through real-time IT integration and access to key clients in its vertical markets.

         OTHER REVENUES. Other video product and service revenues consisting of software maintenance, training, engineering consulting fees and professional services for the quarter and the six months ended June 30, 2003 totaled $49,027 and $100,427, respectively, or 1.1% of ViewCast's revenues for the six months ended June 30, 2003, a slight decrease over the same period in 2002.

         COST OF SALES/GROSS MARGINS. Cost of sales totaled $2,840,828 for the quarter ended June 30, 2003, a 227.0% increase from 2002, reflecting the increased cost of sales associated with DCi's IT service and product sales. Gross profit margin for the quarter ended June 30, 2003 was 40.8% compared to 55.3% in 2002. The video products segment's margin for the second quarter of 2003 was 61.1% compared to 55.3% in 2002. Total cost of sales for IT products and services for the second quarter of 2003 totaled $2,095,832, resulting in a gross margin of 26.6%. There were no IT service and product operations in the second quarter of 2002.

         Cost of sales totaled $5,461,622 for the six months ended June 30, 2003, a 226.7% increase from 2002 reflecting the increased cost of sales associated with DCi's IT service and product sales. Gross profit margin for the six months ended June 30, 2003 was 42.1% compared to 53.1% in 2002. The video products segment's margin for the first six months of 2003 was 61.8% compared to 53.1% in 2002. This improvement reflects improved manufacturing costs and bundling of higher margin software products. Total cost of sales for IT products and services for the first six months of 2003 totaled $3,912,228 resulting in a gross margin of 26.8%. There were no IT service and product operations in the first six months of 2002.

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

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative ("SG&A") expenses for the three and six months ended June 30, 2003 totaled $1,745,388 and $3,431,792, respectively, an increase from the $1,190,777 and $2,579,600, respectively, reported last year for the same periods. The increase reflects the addition of SG&A expense from DCi operations of $599,047 and $1,158,059 during the three and six months ended June 30, 2003, respectively, with no comparable expense in 2002. Excluding DCi, SG&A expenses during the first six months of 2003 associated with the video products division decreased $305,867 or 11.9% due to ViewCast's efforts during 2002 to trim operating expenses and to reduce and restructure its video products workforce.

         RESEARCH AND DEVELOPMENT EXPENSE. Research and development expense for the three and six months ended June 30, 2003 totaled $590,932 and $1,347,937, respectively, a decrease of 24.1% and 18.5% over 2002 levels, reflecting a decrease in personnel and related expenses during restructuring in 2002. There were no material research and development expenses associated with DCi operations during the first quarter of 2003.

                       VIEWCAST.COM, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (CONTINUED)


         RESTRUCTURING. During the quarter and the six months ending June 30, 2003 there were no restructuring charges compared to $112,273 reported for the same periods during the prior year.

         OTHER (INCOME) EXPENSE. Total other (income) expense for the second quarter of 2003 totaled $250,526 compared to $(884,163) in 2002, and for the six months ended June 30, 2003 totaled $482,762 compared to $(668,500) in 2002. The increase in Other (Income) Expense was principally due to the increase in interest expense in 2003 associated with the Ketlic debt established during the DCi acquisition and by a $1,071,891 one-time gain from the sale of securities that occurred in May of 2002. There was no comparable gain transaction during the same period in 2003.

         NET LOSS. Net loss for the three and six months ended June 30, 2003 was $787,162 and $1,608,356, respectively, this represents a 133.0% decline compared to the second quarter of 2002 loss of $337,846 but a 27.7% improvement over the $2,225,067 loss reported for the first six months of 2002. The second quarter of 2002 included a $1,071,891 gain from the sale of securities with no comparable transaction during the same period in 2003. Excluding the $1,071,891 one-time gain reported in 2002, the net loss for the second quarter of 2003 would be a 44.2% improvement over the same period in 2002. The overall improvement is due to net operations added from our IT services and products business segment and increased revenues and reduced operating expenses associated with our video products business segment.


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

         Net cash used in operating activities for the six months ended June 30, 2003 totaled $991,049 due principally to the reported net loss of $1,608,356 offset by adjustments for non-cash operating expenses of $495,919 and net cash positive changes in operating assets and liabilities of $121,388. Cash generated from the net change in operating assets was due principally to increases in accrued interest, accrued compensation, and customer deposits as well as increases in deferred IT service billings. These changes were offset by a reduction in trade payables, and by increases in accounts receivable, inventories and prepaid director and officer insurance premiums.

         Cash utilized for investing activities during the six months ended June 30, 2003 totaled $251,388 and included purchases of computer equipment, demo equipment, HVAC equipment for the DCi office facility and service assets to support existing IT service contracts. In April 2003, the Company paid $56,230 in cash and issued 19,377 shares of Series D Preferred Stock to satisfy the requirements of the first contingent payment in conjunction with the DCI acquisition.

         During the six months ended June 30, 2003, ViewCast's financing activities generated cash of $1,355,240 principally due to short-term borrowings of $1,848,000 under the terms of its stockholder line of credit facility offset in part by repayments of $503,017 under the terms of its revolving asset-based lending line of credit with Keltic.

         Since October 1998, ViewCast has maintained a working capital line of credit facility with an entity controlled by one of its principal stockholders, Mr. H.T. Ardinger, who also currently serves as a director, and Chairman of the Board of Directors of ViewCast. This one-year, renewable facility bears interest at 12% per annum and is secured by all assets of ViewCast.com, Inc. The current availability of funds under this facility is subject to certain borrowing base limitations based principally on qualifying accounts receivable and inventory up to a maximum credit limit of $12.0 million. On February 28, 2003, ViewCast amended the credit facility to revise and extend the maturity date to March 31, 2004. During the six

                       VIEWCAST.COM, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (CONTINUED)


months ended June 30, 2003, ViewCast's net borrowings increased $1,848,000 resulting in a note balance of $7,009,582 at June 30, 2003 which exceeded the borrowing base by $5.2 million. The noteholder has agreed to waive through September 30, 2003 the repayment of any outstanding financing that may be in excess of the borrowing base from time to time. Effective January 1, 2002, the noteholder has also agreed all accrued and unpaid interest on the note shall be due and payable on the earlier of (a) sixty (60) days following receipt of written demand for payment, or (b) the maturity date. This facility will continue to be utilized for working capital by ViewCast to the extent possible depending on future levels of accounts receivable and inventory.

         On October 11, 2002, part of the DCi acquisition transaction included the payoff of the Seller's asset based revolving credit facility with Keltic Financial Partners, LP ("Keltic") by establishing for DCi a new asset based revolving credit facility for a period of one year with Keltic. DCi will utilize the $1.5 million Keltic credit facility for working capital support. The loan interest rate is, at the option of Keltic, the greater of: (a) the prime rate plus two hundred fifty (250) basis points per annum, or (b) seven and one-quarter percent (7.25%). Draws on the revolving credit facility are based on qualifying DCi accounts receivable. The loan balance is reduced as cash collections are received directly by Keltic. During the six months ended June 30, 2003, cash collections in excess of draws reduced the Keltic loan balance to $212,322 at June 30, 2003. DCi had availability of $647,000 under the revolving credit facility at June 30, 2003 and will continue to utilize the facility for working capital support of DCi operations. In addition, ViewCast entered into a Guaranty of Payment and a Performance and Subordination Agreement with Keltic relating to this facility plus agreed to provide $350,000 of working capital to DCi within ninety days of the closing date. The $350,000 working capital commitment was provided to DCi on January 14, 2003 and was funded by additional borrowings under ViewCast's stockholder line of credit.

         As of June 30, 2003, the Company had 3,799,680 public and public equivalent warrants and 122,500 representative warrants outstanding exercisable at $1.00. The warrants are redeemable by ViewCast under certain conditions.

         At June 30, 2003, ViewCast had a consolidated stockholders' deficit of $6,471,626, and in accordance with Delaware law, was precluded from paying dividends on its outstanding Series B and Series C convertible preferred stock. As a result, no preferred stock dividends were declared or paid during 2003. The Series B and Series C preferred stock issues carry cumulative dividends of 8% and 9% per year, respectively, and are generally payable semi-annually in arrears in cash or common stock of ViewCast, at ViewCast's option. Cumulative dividends in arrears on preferred shares are approximately: Series B-$959,000, Series C-$267,000. Holders of Series B and Series C preferred stock have no voting rights except as required by law.

         At June 30, 2003, ViewCast had a working capital deficit of $8,112,768 and cash and cash equivalents of $401,322. During the six months ended June 30, 2003, ViewCast experienced an overall sale increase of 164.4% compared to the first half of 2002 because of the DCi acquisition and improving video product sales. While wary of current economic conditions, ViewCast anticipates that revenues will continue to increase over 2002 levels with the addition of DCi operations and assuming moderate growth across all business segments. ViewCast plans to improve its working capital position by increasing sales and lowering operating expenses, by further acquisitions and/or divestitures of its business segments, by exercise of warrants, as necessary, by additional equity financing and by restructuring its debt. ViewCast also anticipates that losses may continue into the second half of 2003, or until such time as total profit margins from the sales of its products and services exceeds its total development, selling, administrative and financing costs. ViewCast will continue to monitor its workforce and operating expenses. During May 2001 through March of 2003, ViewCast reorganized the operations of its video products business segment, reduced its workforce by 51 individuals, and trimmed other related operating expenses. As a direct result of these measures, ViewCast (excluding
DCi) has decreased selling, general and administrative expenses by $305,867, or 11.9%, and development expenses by $306,978, or 18.5%, during the first half of 2003 compared to the same period in 2002. Additionally, the net loss for the six months ended June 30, 2003 was reduced by 51.2%, compared to 2002 and excluding a one-time gain on the sale of securities of

                       VIEWCAST.COM, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (CONTINUED)


$1,071,891 that occurred in May of 2002. ViewCast will remain proactive in managing its operating expenses.

         ViewCast utilizes significant capital to design, develop and commercialize its products and intends to fund its 2003 operating activities and sales growth by utilizing cash contributed from operations and its available working capital lines of credit to the extent possible. ViewCast anticipates it will require additional capital during the second half of 2003 for working capital to support the expansion of sales channels and market distribution, to develop and introduce new products and services, to enhance existing product offerings, to address unanticipated competitive threats or technical problems, to transition adverse economic conditions, to support newly acquired DCi operations and for completion of other acquisition transactions. Although ViewCast has no firm arrangements with respect to additional financing, it is currently considering proposals relating to the issuance of equity securities in exchange for a cash investment in ViewCast. There can be no assurance that additional financing will be available to ViewCast on acceptable terms, or at all. Additional equity financing may involve substantial dilution to our then existing stockholders. In October 2002, to enhance financial performance and increase revenue, ViewCast acquired the assets and operations of DCi. ViewCast intends to actively pursue other such strategic merger and acquisition activities to the extent possible. In the event we are unable to raise additional capital or execute other alternatives, we may be required to sell segments of the business, or substantially reduce or curtail our activities. Such actions could result in charges that could be material to ViewCast's results of operations or financial position.

         At June 30, 2003, ViewCast had no material commitments for capital expenditures except those outlined for the remaining DCi purchase commitments.

         OFF-BALANCE SHEET ARRANGEMENTS. ViewCast does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on ViewCast's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

                       VIEWCAST.COM, INC. AND SUBSIDIARIES
                             CONTROLS AND PROCEDURES


ITEM 3. CONTROLS AND PROCEDURES

         Management, including the Company's President and Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(f) and 15d-15(e)) as of the end of the period covered by this report. Based upon that evaluation, the President and Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

         There have been no changes in the Company's internal control over financial reporting identified in connection with the evaluation that occurred during the Company's last fiscal quarter that has materially affected, or that is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

         Item 3.  Defaults Upon Senior Securities
                           (Not Applicable)

         Item 4.  Submission of Matters to a Vote of Security Holders
                           (None)

         Item 5.  Other Information
                           (None)

         Item 6.  Exhibits and Reports on Form 8-K

                  (a) Exhibits filed with this report:

                           (See Exhibit Index)

                  (b) Reports on Form 8-K

                           On May 16, 2003, the Company filed a Form 8-K inclusive of a press release announcing its operating results for the quarter ended March 31, 2003.

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


                                                    ViewCast.com, Inc.
                                                    ---------------------------
                                                    (Registrant)



                                                    BY:

Date: August 13, 2003                               /s/ George C. Platt
                                                    ---------------------------
                                                    George C. Platt
                                                    Chief Executive Officer
                                                    Principal Executive Officer


                                                    /s/ Laurie L. Latham
                                                    ---------------------------
                                                    Laurie L. Latham
                                                    Chief Financial Officer
                                                    Principal Financial Officer

                                  EXHIBIT INDEX

Exhibit
Number
-------
 31.1     CERTIFICATIONS PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

 32.1     STATEMENTS FURNISHED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT
          OF 2002, 18 U.S.C. SECTION 1350