Form 10QSB
period 2003-09-30
VIEWCAST COM INC
filed 2003-11-14
CIK 921313

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended September 30, 2003


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the transition period from _______ to _________

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of October 31, 2003, 20,671,955 shares of the Registrant's common stock were outstanding.

Transitional Small Business Disclosure Format (check one): Yes [  ]   No [X]

                       VIEWCAST.COM, INC. AND SUBSIDIARIES
                              INDEX TO FORM 10-QSB


PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements

    Consolidated Balance Sheets at December 31, 2002 and
     September 30, 2003 (Unaudited).........................................................................   3
    Consolidated Statements of Operations for the Three and Nine months
       ended September, 2002 and 2003 (Unaudited)...........................................................   4
    Consolidated Statement of Stockholders' Deficit for the
        Nine Months ended September 30, 2003 (Unaudited)....................................................   5
    Consolidated Statements of Cash Flows for the Nine Months ended September
       30, 2002 and 2003 (Unaudited)........................................................................   6
    Notes to Consolidated Financial Statements..............................................................   7

  Item 2.  Management's Discussion and Analysis of Financial Condition
    and Results of Operations...............................................................................  17

  Item 3.  Controls and Procedures..........................................................................  25

PART II.  OTHER INFORMATION.................................................................................  26

SIGNATURES..................................................................................................  27


                       VIEWCAST.COM, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                        DECEMBER 31,          SEPTEMBER 30,
                                                                                           2002                    2003
                                                                                        ------------          ------------
                              ASSETS                                                                           (UNAUDITED)
Current assets:
  Cash and cash equivalents                                                             $    288,519          $    610,231
  Accounts receivable, less allowance for  doubtful accounts of $144,000 and $132,000 at December 31, 2002 and
    September 30, 2003, respectively                                                       2,515,164             2,437,273
  Inventories                                                                              1,598,019             1,792,147
  Prepaid expenses                                                                            86,906               202,504
  Deferred charges                                                                            43,395                41,644
                                                                                        ------------          ------------
      Total current assets                                                                 4,532,003             5,083,799

Property and equipment, net                                                                1,795,809             1,560,083
Goodwill                                                                                   1,041,430             1,041,430
Customer contracts, net                                                                           --               435,139
Software development costs, net                                                               68,713                 8,172
Deferred charges                                                                              92,707                    --
Deposits                                                                                     127,481               124,275
                                                                                        ------------          ------------

        Total assets                                                                    $  7,658,143          $  8,252,898
                                                                                        ============          ============

           LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Accounts payable                                                                      $  1,818,991          $  1,634,257
  Accrued expenses                                                                         1,430,444             1,426,470
  Deferred revenue                                                                           905,632             1,073,714
  Advance from stockholder                                                                   500,000                    --
  Stockholder line of credit                                                               5,161,582             1,100,000
  Short-term debt, other                                                                     717,705                64,119
  Current maturities of long-term debt                                                            --             1,058,493
                                                                                        ------------          ------------
        Total current liabilities                                                         10,534,354             6,357,053

Convertible debentures                                                                       950,000                    --
Stockholder note payable                                                                          --             6,401,089
Stockholder accrued interest                                                                      --               988,751
Series D redeemable convertible preferred stock                                              987,120             1,392,914

Commitments                                                                                       --                    --

Stockholders' equity (deficit):
  Convertible preferred stock, $0.0001 par value:
    Authorized shares - 5,000,000
      Series B - issued and outstanding shares - 800,000                                          80                    80
      Series C - issued and outstanding shares - 200,000                                          20                    20
  Common stock, $.0001 par value:
    Authorized shares - 100,000,000
    Issued shares -  20,822,847 and 20,893,829 at December 31, 2002
       and September 30, 2002, respectively                                                    2,083                 2,090
  Additional paid-in capital                                                              55,685,444            55,609,467
  Accumulated deficit                                                                    (60,489,052)          (62,486,660)
  Treasury stock,  261,497 shares at cost                                                    (11,906)              (11,906)
                                                                                        ------------          ------------
        Total stockholders' deficit                                                       (4,813,331)           (6,886,909)
                                                                                        ------------          ------------

        Total liabilities and stockholders' deficit                                     $  7,658,143          $  8,252,898
                                                                                        ============          ============


  The accompanying notes are an integral part of these consolidated statements.

                       VIEWCAST.COM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                         FOR THE THREE MONTHS ENDED            FOR THE NINE MONTHS ENDED
                                                                SEPTEMBER 30,                         SEPTEMBER 30,
                                                       -------------------------------       -------------------------------
                                                          2002                2003               2002               2003
                                                       ------------       ------------       ------------       ------------

NET SALES                                              $  2,094,407       $  5,381,014       $  5,659,818       $ 14,807,095

Cost of sales (includes depreciation of $73,427
 and $201,284 for the three and nine months ended
 September 30, 2003, respectively)                          898,324          3,199,561          2,569,981          8,661,183
                                                       ------------       ------------       ------------       ------------

GROSS PROFIT                                              1,196,083          2,181,453          3,089,837          6,145,912

Operating expenses:
  Selling, general and administrative                     1,125,731          1,638,703          3,705,331          5,070,495
  Research and development                                  706,788            523,189          2,361,703          1,871,126
  Restructuring charge                                        7,070                 --            119,343                 --
  Depreciation and amortization                             202,339            135,575            642,872            445,899
                                                       ------------       ------------       ------------       ------------
      Total operating expenses                            2,041,928          2,297,467          6,829,249          7,387,520
                                                       ------------       ------------       ------------       ------------

OPERATING LOSS                                             (845,845)          (116,014)        (3,739,412)        (1,241,608)

Other income (expense):
  Dividend and interest income                                   75                381              1,724              1,074
  Interest expense                                         (185,624)          (273,619)          (602,790)          (761,904)
  Gain on sale of available-for-sale securities                  --                 --          1,071,891                 --
  Other                                                        (442)                --             11,684              4,830
                                                       ------------       ------------       ------------       ------------
      Total other income (expense)                         (185,991)          (273,238)           482,509           (756,000)
                                                       ------------       ------------       ------------       ------------

NET LOSS                                               $ (1,031,836)      $   (389,252)      $ (3,256,903)      $ (1,997,608)
                                                       ============       ============       ============       ============



Preferred dividends                                        (142,857)          (232,943)          (672,059)          (708,020)
                                                       ------------       ------------       ------------       ------------

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS             $ (1,174,693)      $   (622,195)      $ (3,928,962)      $ (2,705,628)
                                                       ============       ============       ============       ============

NET LOSS PER SHARE - BASIC AND DILUTED                 $      (0.06)      $      (0.03)      $      (0.20)      $      (0.13)
                                                       ============       ============       ============       ============
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
   OUTSTANDING                                           20,530,814         20,632,332         19,990,013         20,603,211
                                                       ============       ============       ============       ============


 The accompanying notes are an integral part of these consolidated statements.

                       VIEWCAST.COM, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003
                                   (UNAUDITED)


                                                      SERIES B                    SERIES C
                                                     CONVERTIBLE                 CONVERTIBLE
                                                   PREFERRED STOCK             PREFERRED STOCK                 COMMON STOCK
                                             ---------------------------  ---------------------------   ---------------------------
                                                 SHARES       PAR VALUE      SHARES       PAR VALUE        SHARES       PAR VALUE
                                             ------------   ------------  ------------   ------------   ------------   ------------
BALANCE,  JANUARY 1, 2003                         800,000   $         80       200,000   $         20     20,822,847   $      2,083

  Value of options issued for consulting
      services                                         --             --            --             --             --             --

  Imputed redeemable convertible
      preferred stock dividends - Series D             --             --            --             --             --             --

  Sale of common stock, employee
     stock purchase plan                               --             --            --             --         70,982              7

  Net loss                                             --             --            --             --             --             --

                                             ------------   ------------  ------------   ------------   ------------   ------------
BALANCE,  SEPTEMBER 30, 2003                      800,000   $         80       200,000   $         20     20,893,829   $      2,090
                                             ============   ============  ============   ============   ============   ============



                                                   ADDITIONAL                                                 TOTAL
                                                     PAID-IN          ACCUMULATED          TREASURY        STOCKHOLDERS'
                                                     CAPITAL            DEFICIT             STOCK         EQUITY (DEFICIT)
                                                   ------------       ------------       ------------     ----------------
BALANCE,  JANUARY 1, 2003                          $ 55,685,444       $(60,498,052)      $    (11,906)      $ (4,813,331)

  Value of options issued for consulting
      services                                              587                 --                 --                587

  Imputed redeemable convertible
      preferred stock dividends - Series D              (86,814)                --                 --            (86,814)

  Sale of common stock, employee
     stock purchase plan                                 10,250                 --                 --             10,257

  Net loss                                                   --         (1,997,608)                --         (1,997,608)

                                                   ------------       ------------       ------------       ------------
BALANCE,  SEPTEMBER 30, 2003                       $ 55,609,467       $(62,486,660)      $    (11,906)      $ (6,886,909)
                                                   ============       ============       ============       ============


   The accompanying notes are an integral part of this consolidated statement.

                       VIEWCAST.COM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                               FOR THE NINE MONTHS ENDED
                                                                                     SEPTEMBER 30,
                                                                           --------------------------------
                                                                              2002                 2003
                                                                           -----------          -----------
OPERATING ACTIVITIES:
  Net loss                                                                 $(3,256,903)         $(1,997,608)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depreciation of fixed assets                                             504,471              556,783
      Amortization of software development costs                               138,401               60,541
      Amortization of purchased contracts                                           --               29,861
      Non-cash charges to interest expense                                      52,147               94,458
      Gain on sale of available-for-sale securities                         (1,071,891)                  --
      Gain on disposition of fixed assets                                       (2,889)              (5,977)
      Foreign currency translation adjustment                                   53,895                   --
      Consulting fees exchanged for options                                        723                  587
      Changes in operating assets and liabilities:
        Accounts receivable                                                    419,333               77,891
        Inventories                                                            904,951             (194,128)
        Prepaid expenses                                                       (22,313)            (115,598)
        Deposits                                                               (66,872)               3,206
        Accounts payable                                                       172,061              (24,524)
        Accrued expenses and stockholder accrued interest                     (151,657)             984,777
        Deferred revenue                                                       (76,342)             168,082
                                                                           -----------          -----------
               Net cash used in operating activities                        (2,402,885)            (361,649)
                                                                           -----------          -----------

INVESTING ACTIVITIES:
  Proceeds from the sale of available-for-sale securities                    2,910,641                   --
  Purchase of property and equipment                                           (29,380)            (321,625)
  Customer contracts                                                                --             (306,230)
  Proceeds from disposition of property and equipment                            8,302                6,545
                                                                           -----------          -----------
               Net cash provided by (used in) investing activities           2,889,563             (621,310)
                                                                           -----------          -----------

FINANCING ACTIVITIES:
  Net proceeds (repayments) stockholder notes                               (1,135,469)           1,948,000
  Repayment of short-term debt, other                                               --             (653,586)
  Net proceeds from the sale of common stock                                    10,978               10,257
                                                                           -----------          -----------
               Net cash provided by (used in) financing activities          (1,124,491)           1,304,671
                                                                           -----------          -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                          (637,813)             321,712

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                 851,464              288,519
                                                                           -----------          -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                   $   213,651          $   610,231
                                                                           ===========          ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
     Cash paid for interest                                                $   548,111          $    70,895



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

     The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002 filed with the Securities and Exchange Commission.

     The Company utilizes significant capital to design, develop and commercialize its products and intends to fund its operating activities and sales growth during the next year by utilizing cash contributed from operations and its available working capital lines of credit. The Company anticipates it will require additional capital during the first half of 2004 for working capital to support the expansion of sales channels and market distribution, to develop and introduce new products and services, to enhance existing product offerings, to address unanticipated competitive threats or technical problems, to transition adverse economic conditions and for potential acquisition transactions. Although the Company has no firm arrangements with respect to additional financing, it is currently considering proposals relating to the issuance of equity securities in exchange for a cash investment in the Company. There can be no assurance that additional financing will be available to ViewCast on acceptable terms, or at all. Additional equity financing may involve substantial dilution to our then existing stockholders. In October 2002, to enhance financial performance and increase revenue, the Company acquired the assets and operations of Delta Computec Inc. (See Note 2). The Company intends to actively pursue other such strategic merger and acquisition activities to the extent possible. In the event the Company is unable to raise additional capital or execute other alternatives, we may be required to sell segments of the business, or substantially reduce or curtail our activities. Such actions could result in charges that could be material to ViewCast's results of operations or financial position.

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

     The combined maximum total consideration to be paid by the Company pursuant to the APA is equal to $2.5 million. The Company purchased all of the Seller's assets, including all of its operating assets, property, contracts and customer lists for a combination of up to $1 million in cash, issuance of up to 150,000 shares of Series D Redeemable Convertible Preferred Stock (the "Series D Preferred Stock") further described in Note 9, and the assumption of certain liabilities as outlined in the terms of the APA established based on arms-length negotiations.

                       VIEWCAST.COM, INC. AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

     At the closing date, the Company paid $500,000 in cash and issued 95,500 shares of Series D Preferred Stock. The closing cash payment was funded from an advance from one of its principal stockholders and Chairman of the Board of the Company, H.T. Ardinger, Jr. During January 2003, the Company issued 10,539 additional shares of Series D Preferred Stock for closing adjustments required by the APA. The APA provides for two additional contingent payments of up to $250,000 each to be paid to Seller approximately 6 months and 12 months after closing, subject to contract revenue levels achieved by DCi over six months and twelve months subsequent to the acquisition date and including a provision providing for a portion of the payments to be made with shares of Series D Preferred Stock. In April 2003, the Company paid $56,230 in cash and issued 19,377 shares of Series D Preferred Stock to satisfy the requirements of the first contingent payment and recognized an asset for customer contracts in the amount of $215,000. At September 30, 2003, the Company accrued the second contingent payment, payable in cash during October 2003, and recognized additional customer contracts in the amount of $250,000. At September 30, 2003, customer contracts totaled $435,139 and are presented net of accumulated amortization of $29,861. Customer contracts are being amortized on a straight-line basis over a three-year period.

      In June 2003, the Company issued 6,042 shares of Series D Preferred Stock to its investment banker for $60,420 of services performed at the time of the DCi acquisition. A liability for the services was accrued in October 2002.

3.  INVENTORIES

     Inventories consists of the following:


                            DECEMBER 31,       SEPTEMBER 30,
                               2002                2003
                            ----------         ----------
                                               (UNAUDITED)
Purchased materials         $  438,631         $  476,384
Finished goods               1,159,388          1,315,763
                            ----------         ----------
                            $1,598,019         $1,792,147
                            ==========         ==========

4.  ACCRUED EXPENSES

     Accrued expenses consist of the following:



                                     DECEMBER 31,      SEPTEMBER 30,
                                        2002               2003
                                     ----------         ----------
                                                        (UNAUDITED)
Stockholder accrued interest         $  628,564         $  219,722
Accrued interest other                   11,083             27,708
Accrued compensation                    415,757            651,915
Accrued legal & professional             80,763             75,784
Accrued warranty                         39,000             44,000
Accrued rent                             37,725             27,007
Accrued inventory purchases              28,197             32,754
Customer deposits                        57,965            190,841
Other                                   131,390            156,739
                                     ----------         ----------
                                     $1,430,444         $1,426,470
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

     The following table below shows the roll forward of warranty expense for the three and nine months ended September 30, 2002 and 2003.


                           FOR THE THREE MONTHS ENDED           FOR THE NINE MONTHS ENDED
                                 SEPTEMBER 30,                        SEPTEMBER 30,
                           --------------------------          --------------------------
                             2002              2003              2002              2003
                           --------          --------          --------          --------
                          (UNAUDITED)      (UNAUDITED)         (UNAUDITED)      (UNAUDITED)
Beginning balance          $ 66,000          $ 17,000          $ 70,000          $ 39,000
Charged to expense            6,000            32,000            20,000            69,000
Usage                        (6,000)           (5,000)          (24,000)          (64,000)
                           --------          --------          --------          --------
Ending balance             $ 66,000          $ 44,000          $ 66,000          $ 44,000
                           ========          ========          ========          ========

6.  PROPERTY AND EQUIPMENT

         Property and equipment, at cost, consists of the following:


                                      ESTIMATED
                                     USEFUL LIFE      DECEMBER 31,        SEPTEMBER 30,
                                       (YEARS)            2002                 2003
                                     -----------      -----------          -----------
                                                                           (UNAUDITED)
Computer equipment                     3 to 7         $ 2,492,165          $ 2,406,575
Service assets                              3             476,666              693,234
Software                               3 to 5             630,355              634,773
Leasehold improvements                 1 to 5             103,886              132,248
Office furniture and equipment         5 to 7             598,571              615,712
                                                      -----------          -----------
                                                        4,301,643            4,482,542

Less accumulated depreciation
  and amortization                                     (2,505,834)          (2,922,459)
                                                      -----------          -----------
                                                      $ 1,795,809          $ 1,560,083
                                                      ===========          ===========

7.  STOCKHOLDER LINE OF CREDIT AND SHORT-TERM DEBT

     In October, 2003, ViewCast.com, Inc., Osprey Technologies, Inc. and VideoWare, Inc. (jointly and severally, "the Borrower") amended the terms and conditions of its line of credit note and security agreement with the Ardinger Family Partnership, LTD. ("Lender"), an entity controlled by one of its principal stockholders, Mr. H.T. Ardinger, who currently serves as Chairman of the Board of Directors of the Company. As of the date of the agreement, the outstanding principal balance of the indebtedness under the original loan agreement was $7,509,582 and accrued and unpaid interest thereon was $1,243,665. Additionally, in October of 2003 the Company had outstanding $500,000 in advances from Lender for the purchase of DCi in October 2002. Effective October 15, 2003, terms and conditions of the note agreement

                       VIEWCAST.COM, INC. AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

were amended to establish a long-term payout for a majority of the note and significantly reduce the per annum interest rate from the original 12% fixed rate as follows:

     1) $1,100,000 ($600,000 principal amount from the original note and $500,000 of stockholder advances) was rolled into a revolving credit note with a maximum credit line of $2,000,000. The revolving credit note accrues interest at a per annum rate equal to the lesser of prime plus 3.0% or 9.5%. Interest is payable on demand or together with principal on December 31, 2004. The note provides for automatic one-year renewals through December 31, 2006 and for certain mandatory prepayments from third party loans and equity offerings by Borrower.

     2) $6,909,582 principal amount from the original note was rolled into a term note with principal and interest payable as follows:

          a) Thirty-three (33) consecutive monthly principal payments of $19,193, which is equal to a thirty (30) year amortization (monthly) of the total principal outstanding as of the date of the note, payable and due commencing on April 30, 2004 and continuing on the last day of each calendar month thereafter; and

          b) One (1) final installment of all outstanding principal and all accrued and unpaid interest hereunder shall be due and payable on December 31, 2006.

         The term note accrues interest at a per annum rate equal to the lesser of prime plus 3.0% or 9.5% and requires certain semi-annual mandatory prepayments based on 25% of calculated excess cash flow.

     3) Accrued interest on the original loan in the amount of $1,243,665 is payable in (33) equal consecutive monthly installments commencing on April 30, 2004 and continuing on the last business day of each calendar month thereafter with the final payment being made on December 31, 2006.

     The amended note agreement eliminates the borrowing base requirements based on outstanding accounts receivable and inventory and is secured by all assets of the Borrower.

     During the nine months ended September 30, 2003, net borrowings under the stockholder line of credit increased $1,948,000 resulting in a note principal balance of $7,109,582 at September 30, 2003. Total accrued interest on stockholder notes at September 30, 2003 totaled $1,208,473. The balance sheet at September 30, 2003 has been adjusted to reflect the long term nature of stockholder notes payable and accrued interest then outstanding and assumes the aforementioned debt amendments took effect September 30, 2003.

     In October 2002, the Company acquired the assets and operations of DCi (See
Note 2). Part of the acquisition transaction included the payoff of the Seller's asset based revolving credit facility and the establishment for DCi of a new $1.5 million asset based revolving credit facility for a period of one year with Keltic Financial Partners, LP ("Keltic"). In addition, ViewCast entered into a Guaranty of Payment and a Performance and Subordination Agreement with Keltic for this facility. The loan interest rate is, at the option of Lender, the greater of: (a) the prime rate plus two hundred fifty (250) basis points per annum, or (b) seven and one-quarter percent (7.25%). Draws on the revolving credit facility are based on qualifying DCi accounts receivable. The loan balance is reduced as cash collections are received directly by Keltic. During the nine months ended September 30, 2003, cash collections in excess of draws reduced the Keltic loan balance by $649,385 to $63,167 at September 30, 2003. DCi had asset based availability of $270,000 under the Keltic revolving credit facility at September 30, 2003.

                       VIEWCAST.COM, INC. AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

8.   LONG -TERM NOTES PAYABLE

     Long - term notes payable a September 30, 2003 consists of the following:


                                                          DECEMBER 31,       SEPTEMBER 30,
                                                             2002                2003
                                                          -----------         -----------
                                                                              (UNAUDITED)
7% Senior Convertible Debentures due 2004 with
interest payable semi-annually in arrears                 $   950,000         $   950,000

Stockholder term note with an entity controlled
by a principal stockholder of the Company,
collateralized by all assets of Borrower, with
interest due at a rate per annum equal to the
lesser of prime plus 3.0% or 9.5% fixed rate, due
April 30, 2006. (See Note 7)                                       --           6,509,582
                                                          -----------         -----------
                                                              950,000           7,459,582
       Less current maturities                                     --          (1,058,493)
                                                          -----------         -----------
       Total long-term notes payable                      $   950,000         $ 6,401,089
                                                          ===========         ===========

9.  SERIES D REDEEMABLE CONVERTIBLE PREFERRED STOCK

     During October 2002 through June 2003, the Company issued 150,670 shares of Series D Preferred Stock as partial consideration for the acquisition of DCi and for related investment banking fees (See Note 2). Each share of Series D Preferred Stock has a stated value of $10.00 with a conversion option to common stock at $1.50 per share of Company common stock. The Series D Preferred Stock provides redemption rights for the holders and the Company, and other rights as described in the Certificate of Designation of the Series D Preferred Stock. The Series D Preferred Stock is redeemable at its stated value at the holders' option upon written notice at any time after October 11, 2004. The value of the 150,670 shares issued and outstanding at September 30, 2003 reflects a discount of $113,786 from the stated value of $1,506,700 and will be recorded as imputed preferred dividends until the initial redemption date of October 11, 2004. Through September 30, 2003, the Company has recognized $86,814 as dividends on the Series D Preferred Stock. The Series D Preferred Stock is redeemable at its stated value at the Company's option upon written notice at any time after October 11, 2005 or prior to that date if the Company's common stock has a market value of $3.75 per share for ten consecutive trading days. Holders of Series D redeemable convertible preferred stock have no voting rights except as required by law.

10.  NET LOSS PER SHARE

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

                       VIEWCAST.COM, INC. AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     Following is a summary of excluded securities:


                                                             FOR THE THREE MONTHS                    FOR THE NINE MONTHS
                                                              ENDED SEPTEMBER 30,                    ENDED SEPTEMBER 30,
                                                          -----------------------------         -----------------------------
                                                             2002               2003               2002               2003
                                                          ----------         ----------         ----------         ----------
Stock options                                              3,868,049          4,092,287          3,948,108          4,246,273
Public and private warrants                                4,305,120          4,184,512          4,321,370          4,184,512
Convertible debentures                                       190,000            190,000            190,000            190,000
Convertible preferred stock - Series B                     2,206,896          2,206,896          2,306,896          2,206,896
Convertible preferred stock - Series C                     3,333,333          3,333,333          3,333,333          3,333,333
Redeemable convertible preferred Stock - Series D                 --          1,004,466                 --            902,171
                                                          ----------         ----------         ----------         ----------
                                                          13,903,398         15,011,494         14,099,707         15,063,185
                                                          ==========         ==========         ==========         ==========



11.  STOCK-BASED COMPENSATION

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

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized as expense over the options' vesting periods. Pro forma information for the three and nine months ended September 30, 2002 and 2003 is as follows:

                                                      FOR THE THREE MONTHS ENDED                FOR THE NINE MONTHS ENDED
                                                              SEPTEMBER 30,                             SEPTEMBER 30,
                                                     --------------------------------          --------------------------------
                                                         2002                 2003                 2002                 2003
                                                     -----------          -----------          -----------          -----------
                                                     (UNAUDITED)          (UNAUDITED)           (UNAUDITED)          (UNAUDITED)
NET LOSS APPLICABLE TO COMMON
  STOCKHOLDERS:
    As reported                                      $(1,174,693)         $  (622,195)         $(3,928,962)         $(2,705,628)
    Deduct: total stock-based compensation
       under fair value based method for all
       awards, net of related tax expense               (476,265)            (406,177)          (1,428,795)          (1,216,749)

                                                     -----------          -----------          -----------          -----------
    Pro forma                                        $(1,650,958)         $(1,028,372)         $(5,357,757)         $(3,922,377)
                                                     ===========          ===========          ===========          ===========

NET LOSS PER SHARE:
    As reported - basic and diluted                  $     (0.06)         $     (0.03)         $     (0.20)         $     (0.13)
                                                     ===========          ===========          ===========          ===========
    Proforma - basic and diluted                     $     (0.08)         $     (0.05)         $     (0.27)         $     (0.19)
                                                     ===========          ===========          ===========          ===========

                       VIEWCAST.COM, INC. AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

12.  NEW ACCOUNTING STANDARDS

     In May 2003, the Financial Accounting Standards Board issued SFAS No.150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No.150 revised the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. The new statement requires that those instruments be classified as liabilities in statements of financial condition. SFAS No.150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is generally effective at the beginning of the first interim period beginning after June 15, 2003. The Company adopted this standard for the quarter ended September 30, 2003 and reclassified $987,120 and $1,392,914 of Series D redeemable convertible preferred stock outstanding at December 31, 2002 and September 30, 2003, respectively to long-term liabilities from mezzanine liabilities. The adoption of SFAS No.150 did not have a material impact on our results of operations, financial condition or cash flows.

13.  SEGMENT INFORMATION

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

                       VIEWCAST.COM, INC. AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

     The following tables provide financial data by segment for the three and nine months ended September 30, 2003:


SUMMARY OF OPERATIONS BY OPERATING SEGMENT FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003:

                                                               VIDEO
                                                           DISTRIBUTION
                                        IT SERVICES,       & NETWORKING         UNALLOCATED
                                          PRODUCTS           PRODUCTS            CORPORATE             TOTAL
                                        -----------         -----------          ---------          -----------
Total sales                             $ 2,893,706         $ 2,500,060          $      --          $ 5,393,766
Intersegment sales                               --             (12,752)                --              (12,752)
                                        -----------         -----------          ---------          -----------
Revenue from external customers         $ 2,893,706         $ 2,487,308          $      --          $ 5,381,014
                                        ===========         ===========          =========          ===========
Gross profit                            $   797,674         $ 1,383,779          $      --          $ 2,181,453

Operating income (loss)                 $   342,363         $   350,897          $(809,274)         $  (116,014)





SUMMARY OF OPERATIONS BY OPERATING SEGMENT FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003:

                                                                 VIDEO
                                                             DISTRIBUTION
                                        IT SERVICES,         & NETWORKING          UNALLOCATED
                                          PRODUCTS             PRODUCTS             CORPORATE                TOTAL
                                        ------------         ------------          ------------          ------------
Total sales                             $  8,236,406         $  6,602,325          $         --          $ 14,838,731
Intersegment sales                                --              (31,636)                   --               (31,636)
                                        ------------         ------------          ------------          ------------
Revenue from external customers         $  8,236,406         $  6,570,689          $         --          $ 14,807,095
                                        ============         ============          ============          ============

Gross profit                            $  2,228,146         $  3,917,766          $         --          $  6,145,912

Operating income (loss)                 $    342,738         $   (532,953)         $ (1,051,393)         $ (1,241,608)

Total assets                            $  5,057,659         $  2,814,834          $    380,405          $  8,252,898
Goodwill                                $  1,041,430         $         --          $         --          $  1,041,430
Customer contracts                      $    435,139         $         --          $         --          $    435,139
Capital additions                       $    287,612         $     34,013          $         --          $    321,625

                       VIEWCAST.COM, INC. AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

SUMMARY OF SALES BY GEOGRAPHIC AREA FOR THE THREE MONTHS ENDED:

                                                        VIDEO
                                                     DISTRIBUTION
                                   IT SERVICES,      & NETWORKING
                                    PRODUCTS           PRODUCTS            TOTAL                %
                                   ----------         ----------         ----------           -----
        SEPTEMBER 30, 2003
United States                      $2,893,706         $1,606,446         $4,500,152            83.6%
Europe                                     --            292,344            292,344             5.4%
Pacific Rim                                --            489,605            489,605             9.1%
Other                                      --             98,913             98,913             1.8%
                                   ----------         ----------         ----------           -----
     Total                         $2,893,706         $2,487,308         $5,381,014           100.0%
                                   ==========         ==========         ==========           =====

        SEPTEMBER 30, 2002
United States                      $       --         $1,272,597         $1,272,597            60.8%
Europe                                     --            319,142         $  319,142            15.2%
Pacific Rim                                --            409,748         $  409,748            19.6%
Other                                      --             92,920         $   92,920             4.4%
                                   ----------         ----------         ----------           -----
     Total                         $       --         $2,094,407         $2,094,407           100.0%
                                   ==========         ==========         ==========           =====




SUMMARY OF SALES BY GEOGRAPHIC AREA FOR NINE MONTHS ENDED:

                                                         VIDEO
                                                      DISTRIBUTION
                                   IT SERVICES,       & NETWORKING
                                    PRODUCTS            PRODUCTS              TOTAL                %
                                   -----------         -----------         -----------           -----
        SEPTEMBER 30, 2003
United States                      $ 8,236,406         $ 3,981,991         $12,218,397            82.5%
Europe                                      --             942,998             942,998             6.4%
Pacific Rim                                 --           1,354,582           1,354,582             9.1%
Other                                       --             291,118             291,118             2.0%
                                   -----------         -----------         -----------           -----
     Total                         $ 8,236,406         $ 6,570,689         $14,807,095           100.0%
                                   ===========         ===========         ===========           =====

        SEPTEMBER 30, 2002
United States                      $        --         $ 2,980,602         $ 2,980,602            52.7%
Europe                                      --           1,077,532         $ 1,077,532            19.0%
Pacific Rim                                 --           1,188,684         $ 1,188,684            21.0%
Other                                       --             413,000         $   413,000             7.3%
                                   -----------         -----------         -----------           -----
     Total                         $        --         $ 5,659,818         $ 5,659,818           100.0%
                                   ===========         ===========         ===========           =====


                       VIEWCAST.COM, INC. AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

14.  SUBSEQUENT EVENTS

     In October 2003, the DCi asset based revolving credit facility with Keltic Financial Partners, LP ("Keltic") was amended to extend the maturity date of the note to October 11, 2004 and to modify the interest rate to the greater of, at the option of Keltic,: (a) the prime rate plus two hundred fifty (250) basis points per annum, or (b) six and one-half percent (6.50%). Amendments were also made to lower certain "EBITDA" requirements of the loan agreement. The credit facility continues to be secured by all DCi assets and is guaranteed by the Company. In October 2003, Keltic was paid $7,500 in extension fees pertaining to the note renewal.

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

RESULTS OF OPERATIONS

             THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 VS. 2002

    NET SALES. Net sales for the quarter ended September 30, 2003 increased 156.9% to $5,381,014 from $2,094,407 reported for the same period in 2002. Net sales for the nine months ended September 30, 2003 increased 161.6% to $14,807,095 from $5,659,818 reported during the same period last year. The overall increase was due principally to the acquisition of DCi operations in October 2002 and inclusion of its sales during the third quarter of 2003 of $2,893,706 and in the first nine months of 2003 of $8,236,406.

    VIDEO COMMUNICATIONS PRODUCT AND SERVICE SALES. During the third quarter ended September 30, 2003, total video communications product and service sales of $2,500,060 increased by 19.4% compared to third quarter revenues in 2002 of $2,094,407. During the nine months ended September 30, 2003, total video communications product and service sales of $6,602,325 increased 16.7% compared the same period revenues in 2002 of $5,659,818. The improvement was mainly due to increased sales in the Osprey(R) and Niagara product lines.

    IT SERVICE AND PRODUCT SALES. In October 2002, ViewCast acquired the assets and operations of DCi, a provider of professional information technology and customized network support services to Fortune 500 and Fortune 1000 corporations, mid-sized companies, hospitals, health care facilities and financial institutions primarily in the northeastern United States. For the quarter and nine months ending September 30, 2003, IT services and product sales totaled $2,893,706 and $8,236,406, respectively, and represented 53.8% and 55.6% of total ViewCast revenues, respectively. During the nine months ending September 30, 2003, contract service fees for customized network support, consulting, networking, maintenance, and disaster recovery services provided 84.3% of the IT service and product revenues while product sales provided the remainder. There were no comparable IT service and product sales during the quarter and the nine months ending September 30, 2002.

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

    OTHER REVENUES. Other video product and service revenues consisting of software maintenance, training, engineering consulting fees and professional services for the quarter and the nine months ended September 30, 2003 totaled $46,463 and $146,890, respectively, or 1.0% of ViewCast's revenues for the nine months ended September 30, 2003, a decrease from the $182,274 reported for the same period in 2002.

     COST OF SALES/GROSS MARGINS. Cost of sales totaled $3,199,561 for the quarter ended September 30, 2003, a 256.2% increase from 2002, reflecting the increased cost of sales associated with DCi's IT service and product sales. Gross profit margin for the quarter ended September 30, 2003 was 40.5% compared to 57.1% in 2002. The video products segment's margin for the third quarter of 2003 was 55.3% compared to 57.1% in 2002, a decline in margin due to a relatively large sale of lower margin third party software bundled with ViewCast's products during the third quarter of 2003. Total cost of sales for IT products and

                       VIEWCAST.COM, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (CONTINUED)

services for the third quarter of 2003 totaled $2,096,032, resulting in a gross margin of 27.6%. There were no IT service and product operations in the third quarter of 2002.

     Cost of sales totaled $8,661,183 for the nine months ended September 30, 2003, a 237.0% increase from 2002 reflecting the increased cost of sales associated with DCi's IT service and product sales. Gross profit margin for the nine months ended September 30, 2003 was 41.5% compared to 54.6% in 2002. The video products segment's margin for the first nine months of 2003 was 59.3% compared to 54.6% in 2002. This improvement reflects improved manufacturing costs and bundling of higher margin ViewCast software products. Total cost of sales for IT products and services for the first nine months of 2003 totaled $6,008,260 resulting in a gross margin of 27.1%. There were no IT service and product operations in the first nine months of 2002.

     We expect future margins for IT services and products to average in the 20%-30% range compared to the video products segment's historical margins in the 50%-56% range. Margins will be affected quarter to quarter by promotional activities, price adjustments, cost of materials, inventory obsolescence, the introduction of new products and the sales mix between products, services, and third party products in any one reporting period.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative ("SG&A") expenses for the three and nine months ended September 30, 2003 totaled $1,638,703 and $5,070,495, respectively, an increase from the $1,125,731 and $3,705,331, respectively, reported last year for the same periods. The increase reflects the addition of SG&A expense from DCi operations of $626,848 and $1,784,907 during the three and nine months ended September 30, 2003, respectively, with no comparable expense in 2002. Excluding DCi, SG&A expenses during the first nine months of 2003 associated with the video products division decreased $419,743 or 11.3% due to ViewCast's efforts to trim operating expenses and to reduce and restructure its workforce.

     RESEARCH AND DEVELOPMENT EXPENSE. Research and development expense for the three and nine months ended September 30, 2003 totaled $523,189 and $1,871,126, respectively, a decrease of 26.0% and 20.8% over 2002 levels, reflecting a decrease in personnel and related expenses during restructuring. There has been no material research and development expenses associated with DCi operations during the third quarter of 2003 or the nine months ended September 30, 2003.

     RESTRUCTURING. During the quarter and the nine months ending September 30, 2003 there were no restructuring charges compared to $7,070 and $119,343 reported respectively for the same periods during the prior year.

     OTHER (INCOME) EXPENSE. Total other (income) expense for the third quarter of 2003 totaled $273,238 compared to $185,991 in 2002, and for the nine months ended September 30, 2003 totaled $756,000 compared to $(482,509) in 2002. The increase in Other (Income) Expense was principally due to the increase in interest expense in 2003 associated with higher average debt balances including the Keltic debt established during the DCi acquisition and by a $1,071,891 one-time gain from the sale of securities that occurred in May of 2002. There was no comparable gain transaction during the same period in 2003. In future periods, we expect our interest expense to decline as a result of amendments to our Stockholder loan agreement which lowers the annual interest rate on outstanding notes from 12% to the lesser of prime plus 3.0% or 9.5% beginning October 15, 2003.

     NET LOSS. Net loss for the three and nine months ended September 30, 2003 was $389,252 and $1,997,608, respectively, this represents a 62.3% improvement compared to the third quarter of 2002 loss of $1,031,836 and a 38.7% improvement over the $3,256,903 loss reported for the first nine months of 2002. The first nine months of 2002 included a $1,071,891 gain from the sale of securities with no comparable transaction during the same period in 2003. Excluding the $1,071,891 one-time gain reported in 2002, the net loss for the first nine months of 2003 would be a 53.9% improvement over the same period in 2002. The overall improvement is due to the addition of net operations from our IT services and

                       VIEWCAST.COM, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (CONTINUED)

products business segment and the increased revenues and reduced operating expenses associated with our video products business segment.

LIQUIDITY AND CAPITAL RESOURCES

     ViewCast's primary sources of funds for conducting its business activities are derived from sales of its products and from its debt facilities and equity securities. ViewCast requires working capital primarily to fund operating losses, increase inventories and accounts receivable during sales growth, develop products, service debt, purchase capital assets and acquire the operations of others.

     Net cash used in operating activities for the nine months ended September 30, 2003 totaled $361,649 due principally to the reported net loss of $1,997,608 offset by adjustments for non-cash operating expenses of $736,253 and net cash positive changes in operating assets and liabilities of $899,706. Cash generated from the change in operating assets and liabilities was due principally to increases in stockholder accrued interest, accrued compensation and customer receivable collections as well as increases in deferred IT service billings. These changes were offset by increases in inventories, prepaid director and officer insurance premiums, and decreases in trade payables.

     Cash utilized for investing activities during the nine months ended September 30, 2003 totaled $631,310 and included purchases of computer equipment, demo equipment, HVAC equipment for the DCi office facility and service assets to support existing IT service contracts. In April 2003, the Company paid $56,230 in cash and issued 19,377 shares of Series D Preferred Stock to satisfy the requirements of the first contingent payment in conjunction with the DCI acquisition and in September 2003, accrued the final DCi contingent payment in the amount of $250,000 which was paid in cash in October 2003.

     During the nine months ended September 30, 2003, ViewCast's financing activities generated cash of $1,304,671 principally due to short-term borrowings of $1,948,000 under the terms of its stockholder line of credit facility offset in part by repayments of $653,586 under the terms of its revolving asset-based lending line of credit with Keltic.

     In October, 2003, ViewCast.com, Inc., Osprey Technologies, Inc. and VideoWare, Inc. (jointly and severly, "the Borrower") amended the terms and conditions of its line of credit note and security agreement with the Ardinger Family Partnership, LTD. ("Lender"), an entity controlled by one of its principal stockholders, Mr. H.T. Ardinger, who currently serves as Chairman of the Board of Directors of the Company. As of the date of the amendment agreements, the outstanding principal balance of the indebtedness under the original loan agreement was $7,509,582 and accrued and unpaid interest thereon totaled $1,243,665. Additionally, in October of 2003 ViewCast had outstanding $500,000 in advances from Lender for the purchase of DCi in October 2002. Effective October 15, 2003, terms and conditions of the note agreement were amended to establish a long-term payout for a majority of the note and significantly reduce the per annum interest rate from the original 12% fixed rate as follows:

     1) $1,100,000 ($600,000 principal amount from the original note and $500,000 of stockholder advances) was rolled into a revolving credit note with a maximum credit line of $2,000,000. The revolving credit note accrues interest at a per annum rate equal to the lesser of prime plus 3.0% or 9.5%. Interest is payable on demand or together with principal on December 31, 2004. The note provides for automatic one-year renewals through December 31, 2006 and for certain mandatory prepayments from third party loans and equity offerings by Borrower.

     2) $6,909,582 principal amount from the original note was rolled into a term note with principal and interest payable as follows:

          a) Thirty-three (33) consecutive monthly principal payments of $19,193, which is equal to a thirty (30) year amortization (monthly) of the total principal outstanding as of the date of

                       VIEWCAST.COM, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (CONTINUED)

               the note, payable and due commencing on April 30, 2004 and continuing on the last day of each calendar month thereafter; and

          b) One (1) final installment of all outstanding principal and all accrued and unpaid interest hereunder shall be due and payable on December 31, 2006.

          The term note accrues interest at a per annum rate equal to the lesser of prime plus 3.0% or 9.5% and requires certain semi-annual mandatory prepayments based on 25% of calculated excess cash flow.

     3) Accrued interest on the original loan in the amount of $1,243,665 is payable in (33) equal consecutive monthly installments commencing on April 30, 2004 and continuing on the last business day of each calendar month thereafter with the final payment being made on December 31, 2006.

     The amended note agreement eliminates the borrowing base requirements based on outstanding accounts receivable and inventory and is secured by all assets of the Borrower.

     During the nine months ended September 30, 2003, net borrowings pursuant to the stockholder note increased $1,948,000 resulting in a note principal balance of $7,109,582 at September 30, 2003. Total accrued interest on stockholder notes at September 30, 2003 totaled $1,208,473. The balance sheet at September 30, 2003 has been adjusted to reflect the long term nature of stockholder notes payable and accrued interest then outstanding and assumes the aforementioned debt amendments took effect September 30, 2003.

     On October 11, 2002, part of the DCi acquisition transaction included the payoff of the Seller's asset based revolving credit facility with Keltic Financial Partners, LP ("Keltic") by establishing for DCi a new asset based revolving credit facility for a period of one year with Keltic. DCi will utilize the $1.5 million Keltic credit facility for working capital support. The loan interest rate is, at the option of Keltic, the greater of: (a) the prime rate plus two hundred fifty (250) basis points per annum, or (b) seven and one-quarter percent (7.25%). Draws on the revolving credit facility are based on qualifying DCi accounts receivable. The loan balance is reduced as cash collections are received directly by Keltic. During the nine months ended September 30, 2003, cash collections in excess of draws reduced the Keltic loan balance by $649,385 to $63,167 at September 30, 2003. DCi had asset based availability of $270,000 under the Keltic revolving credit facility at September 30, 2003 and will continue to utilize the facility for working capital support of DCi operations. In addition, ViewCast entered into a Guaranty of Payment and a Performance and Subordination Agreement with Keltic relating to this facility plus agreed to provide $350,000 of working capital to DCi within ninety days of the closing date. The $350,000 working capital commitment was provided to DCi on January 14, 2003 and was funded by additional borrowings under ViewCast's stockholder line of credit.

     In October 2003, the Company amended DCi's asset based revolving credit facility with Keltic to extend the maturity date of the note to October 11, 2004 and to modify the interest rate to the greater of, at the option of Keltic,: (a) the prime rate plus two hundred fifty (250) basis points per annum, or (b) six and one-half percent (6.50%). Amendments were also made to lower certain DCi "EBITDA" requirements of the loan agreement. In October 2003, the Company paid Keltic $7,500 for extension fees pertaining to the note renewal.

     At September 30, 2003, the Company had 3,799,680 public and public equivalent warrants and 122,500 representative warrants outstanding exercisable at $1.00. The warrants are redeemable by ViewCast under certain conditions.

     At September 30, 2003, ViewCast had a consolidated stockholders' deficit of $6,886,909, and in accordance with Delaware law, was precluded from paying dividends on its outstanding Series B and

                       VIEWCAST.COM, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (CONTINUED)

Series C convertible preferred stock. As a result, no preferred stock dividends have been declared or paid during 2003. The Series B and Series C preferred stock issues carry cumulative dividends of 8% and 9% per year, respectively, and are generally payable semi-annually in arrears in cash or common stock of ViewCast, at ViewCast's option. Cumulative dividends in arrears on preferred shares are approximately: Series B-$959,000, Series C-$267,000. Holders of Series B and Series C preferred stock have no voting rights except as required by law.

     At September 30, 2003, ViewCast had a working capital deficit of $1,273,254 and cash and cash equivalents of $610,231. During the nine months ended September 30, 2003, ViewCast experienced an overall sale increase of 161.6% compared to the first nine months of 2002 because of the DCi acquisition and improving video product sales. While wary of current economic conditions, ViewCast anticipates that revenues will continue to increase over 2002 levels with the addition of DCi operations and assuming moderate growth across all business segments. ViewCast plans to improve its working capital position by increasing sales and lowering operating expenses, by further acquisitions and/or divestitures of its business segments, by exercise of warrants, as necessary, and by additional equity financing. As of September 30, 2003, ViewCast improved its working capital position by $7.4 million through amendments to its stockholder line of credit and classification of a major portion of the debt and accrued interest as long-term. ViewCast also anticipates that losses may continue during the balance of 2003, or until such time as total profit margins from the sales of its products and services exceeds its total development, selling, administrative and financing costs. ViewCast will continue to monitor its workforce and operating expenses. During May 2001 through March of 2003, ViewCast reorganized the operations of its video products business segment, reduced its workforce by 51 individuals, and trimmed other related operating expenses. As a direct result of these measures, ViewCast (excluding DCi) has decreased selling, general and administrative expenses by $419,743, or 11.3%, and development expenses by $490,557, or 20.8%, during the first nine months of 2003 compared to the same period in 2002. Additionally, consolidated net loss for the nine months ended September 30, 2003 was reduced by 53.9%, compared to 2002 and excluding a one-time gain on the sale of securities of $1,071,891 that occurred in May of 2002. ViewCast will remain proactive in managing its operating expenses.

     ViewCast utilizes significant capital to design, develop and commercialize its products and intends to fund its operating activities and sales growth during the next twelve months by utilizing cash contributed from operations and its available working capital lines of credit. ViewCast anticipates it will require additional capital during the first half of 2004 for working capital to support the expansion of sales channels and market distribution, to develop and introduce new products and services, to enhance existing product offerings, to address unanticipated competitive threats or technical problems, to transition adverse economic conditions, to support newly acquired DCi operations and for completion of other acquisition transactions. Although ViewCast has no firm arrangements with respect to additional financing, it is currently considering proposals relating to the issuance of equity securities in exchange for a cash investment in ViewCast. There can be no assurance that additional financing will be available to ViewCast on acceptable terms, or at all. Additional equity financing may involve substantial dilution to our then existing stockholders. In October 2002, to enhance financial performance and increase revenue, ViewCast acquired the assets and operations of DCi. ViewCast intends to actively pursue other such strategic merger and acquisition activities to the extent possible. In the event we are unable to raise additional capital or execute other alternatives, we may be required to sell segments of the business, or substantially reduce or curtail our activities. Such actions could result in charges that could be material to ViewCast's results of operations or financial position.

     At September 30, 2003, ViewCast had no material commitments for capital expenditures except those outlined for the remaining DCi purchase commitments.

                       VIEWCAST.COM, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (CONTINUED)

OFF-BALANCE SHEET ARRANGEMENTS

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

                       VIEWCAST.COM, INC. AND SUBSIDIARIES
                             CONTROLS AND PROCEDURES

ITEM 3.  CONTROLS AND PROCEDURES

     Management, including the Company's President and Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based upon that evaluation, the President and Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

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

         Item 1.  Legal Proceedings
                           (Not Applicable)

         Item 2.  Changes in Securities
                           (Not Applicable)

         Item 3.  Defaults Upon Senior Securities
                           (Not Applicable)

         Item 4.  Submission of Matters to a Vote of Security Holders

               The Company held its Annual Meeting of Shareholders on September 17, 2003 and the following proposals were submitted to a vote by proxy of the shareholders of record on August 11, 2003:

               Proposal No. 1. To elect the Board of Directors (four directors) to serve until the next Annual Meeting of Shareholders. The following persons were nominated for election as directors of the Company with the following voting results:


                                           Shares
                                           Voted                     Broker
                             Shares       Against/       Share        Non-                  Total Shares
Director Nominees          Voted For      Withheld    Abstentions     votes    Results      Represented
------------------         ----------     --------    -----------    -------   -------       ----------
H.T. Ardinger, Jr.         19,781,622      69,589             --          --   Elected       19,851,211
Joseph Autem               19,812,847      38,364             --          --   Elected       19,851,211
David A. Dean              19,812,747      38,464             --          --   Elected       19,851,211
George C. Platt            19,773,947      77,264             --          --   Elected       19,851,211


               Proposal No. 2. To ratify the appointment of Grant Thornton LLP as the Company's independent public accountants for the year ending December 31, 2003. Voting results were as follows:



                                           Shares
                                           Voted                     Broker
                             Shares       Against/       Share        Non-                  Total Shares
Proposal                   Voted For      Withheld    Abstentions     votes    Results      Represented
------------------         ----------     --------    -----------    -------   -------       ----------
Grant Thornton,
 LLP Ratification          19,768,129       7,417         75,665          --    Pass         19,851,211


         Item 5.  Other Information
                           (None)

         Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits filed with this report:

                           (See Exhibit Index)

(b)      Reports on Form 8-K

                           On August 14, 2003, the Company filed a Form 8-K inclusive of a press release announcing its operating results for the quarter ended June 30, 2003.

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

                                                   ViewCast.com, Inc.
                                                   ------------------
                                                   (Registrant)




                                                   BY:

Date: November 14, 2003                            /s/ George C. Platt
                                                   ---------------------
                                                   George C. Platt
                                                   Chief Executive Officer
                                                   Principal Executive Officer

                                                   /s/ Laurie L. Latham
                                                   ---------------------
                                                   Laurie L. Latham
                                                   Chief Financial Officer
                                                   Principal Financial Officer

                                  EXHIBIT INDEX


        Exhibit
        Number
        ------
         10.14    FORM OF AMENDED AND RESTATED LOAN AND SECURITY AGREEMENT DATED
                  OCTOBER 15, 2003 BETWEEN VIEWCAST.COM, INC. AND THE ARDINGER
                  FAMILY PARTNERSHIP, LTD.

         10.15    FORM OF AMENDED AND RESTATED PLEDGE AGREEMENT DATED OCTOBER
                  15, 2003 BETWEEN VIEWCAST.COM, INC. AND THE ARDINGER FAMILY
                  PARTNERSHIP, LTD.

         10.16    FORM OF FIRST AMENDMENT TO THE REVOLVING LOAN AGREEMENT DATED
                  OCTOBER 11, 2003 BETWEEN DELTA COMPUTEC INC. AND KELTIC
                  FINANCIAL PARTNERS, LP

         31.1     CERTIFICATIONS PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY
                  ACT OF 2002

         32.1     STATEMENTS FURNISHED PURSUANT TO SECTION 906 OF THE
                  SARBANES-OXLEY ACT OF 2002, 18 U.S.C. SECTION 1350


