Form 10KSB
period 2003-12-31
VIEWCAST COM INC
filed 2004-03-30
CIK 921313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-KSB

☑	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2003.

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Transition period from                     to                    .

Commission File Number: 0-29020

ViewCast.com, Inc.

(Name of Small Business Issuer in Its Charter)

Delaware	75-2528700

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
17300 Dallas Parkway, Suite 2000, Dallas, TX	75248

(Address of Principal Executive Offices)	(Zip Code)

Issuer’s Telephone Number, Including Area Code: 972-488-7200

Securities registered under Section 12(b) of the Exchange Act:

Securities registered under Section 12(g) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered:
Common Stock, $.0001 par value	OTC-BB
Redeemable Common Stock Purchase Warrants	OTC-BB

Check whether issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ or No ☐.

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB ☐.

State issuer’s revenues for its most recent fiscal year.                    $20,912,179

State the aggregate market value of the voting and non-voting common stock held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of March 15, 2004 was $7,285,000. As of March 15, 2004, there were 20,688,621 shares of the Company’s common stock (par value $0.0001) outstanding.

Documents incorporated by reference: Proxy Statement, Part III.

PART I

Item 1. Description of Business

     The statements contained in this Report on Form 10-K and in the Annual Report that are not purely historical statements are forward-looking statements within the meaning of Section 21E of the Securities and Exchange Act of 1934, including statements regarding the Company’s expectations, beliefs, hopes, intentions or strategies regarding the future. These forward-looking statements involve risks and uncertainties. Our actual results may differ materially form those indicated in the forward-looking statements. Please see “Special Note Regarding Forward-Looking Statements” and the factors and risks discussed in other reports filed from time to time with the Securities and Exchange Commission.

Overview

     ViewCast.com, Inc., doing business as ViewCast Corporation, (“ViewCast”) develops and markets a variety of products and services that enable networked audio and video communications and, through its wholly owned subsidiary, Delta Computec Inc. (“DCi”), provides professional information technology and customized network support services. We are a leading global provider of enterprise-wide, video communication products for both real-time and on-demand applications.

     ViewCast is focused on the dual goals of achieving profitability and growing revenues by both leveraging the economic recovery and expanding upon our well-known products to capitalize on sales opportunities. We believe that an increased focus on revenue and market share growth will enable us to realize long-term profitability and shareholder value.

     Prior to October 2002, ViewCast’s organizational structure was based on one business segment engaged in the design, development and marketing of video products, systems and services. Since the acquisition of Delta Computec Inc. in October 2002, ViewCast now operates in two distinct business segments as follows:

     Video Communications Products and Services - This business segment is engaged in designing, developing and marketing video communications products and services. The products enable sophisticated video processing and communications and include the Osprey® line of video capture and video compression-decompression cards, the ViewCast IVN™ (Interactive Video Network) and Viewpoint VBX® video distribution systems, the Niagara™ line of video encoding systems and servers, and related application software such as SimulStream™ and SCX™. These products are installed in computers, appliances or within a communications network and are used for a variety of video communication applications, including corporate communications, information gathering, security, training, distance learning, conferencing, Internet video and broadcast applications. Corporations, media organizations, financial institutions, educational networks, healthcare facilities, and government agencies utilize our products and services, as do their customers, vendors and others with whom they may communicate. ViewCast markets its video products and services directly to end-users, through original equipment manufacturers (“OEMs”), value-added resellers (“VARs”) and computer system integrators, worldwide.

     IT Services and Products - This business segment includes the operations of DCi which provides customized network support, Internet and Intranet consulting, networking, maintenance and disaster recovery services as well as computer and networking product sales to Fortune 500 and 1000 companies. Customers include financial institutions, accounting firms, healthcare providers, pharmaceutical companies and educational institutions primarily in the northeastern United States.

     ViewCast’s senior executives are: President and Chief Executive Officer George C. Platt, Chief Financial Officer and Senior Vice President Laurie L. Latham, Senior Vice President of Sales and Marketing Harry E. Bruner and Senior Vice President of Operations David T. Stoner. John DeVito serves as President of Delta Computec Inc. Our business was established in 1994 and became a public company in 1997. Our common stock and public warrants currently trade on the OTC Bulletin Board (“OTC BB”) under the symbol VCST-OB and VCSTW-OB. We are headquartered in Dallas, Texas with DCi’s operations located in Teterboro, New Jersey.

Key Elements Regarding Video Communications

     Video must move over some type of communications network to be received, whether the purpose is for video content creation, video streaming or video conferencing. To transmit video images over communications networks, video data must be digitized and compressed to fit the capacity of these networks. As video is compressed, redundant data is eliminated and other data is “blended” with similar data to preserve the essence of the original image. Greater compression is required as the network capacity decreases. Once transmitted, the video image is reconstructed for display at the receiving end.

     The quality of the reconstructed video image is a function of the following four key elements:

•	the sophistication of the video and audio compression algorithms;

•	the capacity of a network has to transmit data (bandwidth);

•	the power of the video and audio encoding and decoding hardware (codecs); and

•	the speed and power of PCs and workstations.

     We believe cost-effective video communication applications and services are now attainable because the performance, capabilities and cost of these four key elements have improved significantly.

     Video no longer requires special equipment and networks, and can utilize existing network capabilities and equipment. Networks have improved through the deployment of additional bandwidth by carriers and Internal Service Providers (ISPs), new network technologies (such as multicast and wireless), faster capabilities to connect to networks (xDSL and cable modem) and lower bandwidth costs. We believe that the unparalleled reach of the video-capable audience to receive video from an increasing variety of endpoints, such as distributed monitors and cameras, desk-top and laptop computers, PDAs, and mobile phones, has created increased demand and opportunity.

Industry Background and Market Drivers

     The market for video communications products is highly fragmented but is based on well established applications that can be delivered live or on demand including:

•	receiving entertainment content (sports, music videos),

•	monitoring processes (manufacturing),

•	holding two-way meetings (conferencing),

•	distributing timely news and other third-party information (financial and world events),

•	delivering messages to an audience (CEOcasts, financial reporting, sales motivation),

•	providing education and training,

•	delivering marketing and advertising messages, and

•	maintaining and gathering security information.

     The number of individuals and their desire and ability to participate in these applications has increased dramatically due to the new and varied communications networks (dialup and broadband Internet, dedicated ISDN, wireless, T-1 etc), the ever increasing number of devices to receive and view video, plus the technological innovations in hardware and software to process and distribute video locally or worldwide. In general, current and potential users demand a cost effective solution for their video applications that can be efficiently managed, provide productivity and allow quality over a variety of local and global networks. These requirements can now be addressed and achieved creating expansion in the number and type of video applications and markets. Supplemental applications and markets include products addressing the variety of new video processing and distribution requirements and the sophisticated use of dynamic media, which has increased in new and varied venues such as corporate websites and e-

commerce sites. Other opportunities are developing in the “digital home” environment as the number of broadband connections to the home increase.

     With low cost and highly versatile networks have propagated throughout the media, business, government, and education arenas, these organizations increasingly expect video to be an integral part of their communications and information source in parallel with data, text and voice. Video can utilize existing network capabilities and equipment but is enhanced with the appropriate matching of hardware, software and networks for the specific application. We believe organizations seek video products and services from network integrators and suppliers to implement and support workable solutions for their applications. We believe there will be increased usage of products and services that enable video communication within the desired quality, scalability and affordability parameters.

How ViewCast Addresses the Industry.

     ViewCast is addressing video applications with its products, technology, expertise and services.

     The chart below shows some of the leading video applications and the ViewCast video communications core products that are combined with codecs, gateways and endpoint technologies from other leading manufacturers to address these applications.

ViewCast IVN
and
Viewpoint
		VBX	Niagara
	Osprey Video	Switches,	Encoders,
	Capture Cards	Servers, and	Servers and
	and Codecs	Gateway	SCX Software
Video Content Capture	x		x
Video Conversion/Editing	x		x
Desktop Video Conferencing		x	x
Group Video Conferencing		x	x
Distance Learning and Training		x	x
Premise Distribution of TV/Video		x	x
Security and Surveillance	x	x	x
Video Analysis	x	x	x
Marketing and Promotional		x	x
Media and Entertainment	x		x

     ViewCast’s IT Services business segment, DCi, increases our ability to successfully implement and support our products by providing installation, training, customer service, integration, customization, and contract development. ViewCast provides directly, and through its IT Services operation, comprehensive technology, network and video expertise enabling us to assist customers and other channel partners in identifying their communication and network needs and determine appropriate mechanisms for their requirements. IT Services and Products includes applications consulting and implementation, traditional network services, remote help desk and technology support, technology integration, maintenance, and product sales.

The ViewCast Strategy

     Our objective is to further establish ViewCast as a leading provider of video communications products and services and to enhance the provision of IT services to organizations and global enterprises. Our skills are applied to the processing, distribution and use of high-quality video along with networked data, text and voice. Our initiatives are directed to increase top line revenue, produce profitable results and increase balance sheet strength through the following:

•	Focus Our Products on Applications and Leverage Our Expertise - Leveraging our current expertise and successful products and services, we are emphasizing features and functions that provide an application solution for our customers. Thus, we believe we are positioned to grow with the market and the economy to build market share and add revenues.

•	Continue to Increase and Enhance Our Strategic Partnerships - We have established significant industry partnerships with leaders in the technology and video industry. We intend to strengthen these partnerships and continue to establish new partnerships to enhance endorsements, referrals, technology, product development, channel distribution, and sales. We seek companies who can add valuable services, technology or bundling opportunities to our offerings with the potential of future co-development, merger or acquisition by ViewCast.

•	Expand Sales, Marketing and Distribution - During 2004, we believe investment in additional marketing and sales initiatives will be appropriate with the economy improving and the market more conducive to technology purchases including the system and application software areas. Our strategy is to utilize a combination of increased marketing exposure with our direct sales force, resellers, system integrators, OEMs and custom application developers to distribute and expand our product and service solutions.

•	Maintain Efficient Operations - We have reduced operating costs associated with our video communications segment significantly during 2003 and shall continue to monitor expenses during 2004.

•	Implement Growth and Strategic Alternatives/ Increase Financial Strength - We intend to continue to progress on plans and initiatives to increase the revenue growth rate and financial resources of the ViewCast, including seeking additional product, technology or channel related acquisitions.

ViewCast Products and Services

Video Communications Products and Services

     ViewCast offers an array of video communication products that can be used for multiple applications in the private and public sectors. Our standards-based and multi-standards based products complement each other and can be used in a variety of ways to best serve our customers’ needs. Our products also work within the framework of legacy systems, and are flexible enough to meet present and future needs. The ViewCast product family includes the Osprey® line of video capture cards and codecs, the Niagara™ line of video encoding systems and servers, the ViewCast IVN™ (Interactive Video Network) and Viewpoint VBX™ video distribution and switching system and several other complementary products and technologies from leading suppliers.

     Osprey Video Capture Cards, Codecs and Video Peripheral Products. Under the well-known Osprey® brand, we design, develop, manufacture and market standards-based video and audio capture cards, codecs, and peripheral products for multimedia applications. Osprey® cards and codecs are sold worldwide through OEMs, integrators, and a worldwide network of VARs and distributors and are recommended by both Real Networks and Microsoft.

     We believe our Osprey® capture cards offer unique advantages to application developers, integrators and OEMs including a cross-platform API (application programming interface). These cards comply with most popular industry video standards, and we provide an expert support and development staff to enable custom development of required applications. The codecs capture, digitize, compress, transmit, receive, decompress and display full-motion video. The codecs are compatible with multiple video and audio compression standards and operating environments.

     Niagara Streaming Systems™. We believe the growth in popularity of our Niagara Streaming Systems series of rack mount and portable systems is due to the growing sector of professional media creators, broadcasters and production professionals seeking state-of-the-art solutions which provide a powerful, low-cost, turnkey option. The Niagara product line consists of a series of capture/encoding systems and streaming servers plus accessories and optional software and professional video equipment.

     Our Niagara Streaming Systems are designed to simplify the capture, encoding, editing and/or streaming of video. This product family offers capabilities that remove deployment barriers. Niagara Streaming Systems are fully integrated and optimized for media systems with Osprey® video devices and software, encoding management and control software, media capture software, and video encoding and streaming software.

     Niagara Streaming Systems, and derivative appliances thereof, are distributed directly or through channels to video professionals in media and entertainment enterprises, corporations, ISPs, broadband networks, CDNs, educational institutions and governmental agencies.

     ViewCast IVN™ Systems. Our ViewCast IVN™ enterprise-wide video communication system collectively integrates previously separate video technologies into a single video switching and delivery environment. This suite of hardware and software technologies is known as the “ViewCast Interactive Video Network”, inclusive of ViewCast IVN 3.0, which will be newly introduced for 2004, plus the Viewpoint VBX, Niagara and other products from leading suppliers. Video management software developed by ViewCast provides appropriate controls to each class of video user while removing the user from awareness of the technologies that source and deliver the video. ViewCast IVN integrates technologies that source, switch, distribute and manage live and stored video assets in a variety of applications including video conferencing, premise video distribution, distance learning, video resource sharing and personal video communication.

     ViewCast IVN provides switching, distribution, conferencing and gateway capabilities between broadband and narrowband networks and between desktops, conference rooms, and a variety of video communication resources. This product line has been applied to manage and deliver multiple simultaneous TV quality video connections to desktops, conference rooms, boardrooms, classrooms, lobbies, visitor centers, medical centers, trading floors, securities trading centers, industrial process control centers, courtrooms, correctional facilities, banks, and airports.

     Benefits of the ViewCast IVN™ include:

•	User-controlled Environment.

•	Application-controlled Environment.

•	Video Transport Transparency.

•	Video Standards Bridging / Integrated Video Network.

•	Flexible Application Options.

•	Scalability.

IT Services and Products

     Beginning in October 2002, ViewCast provides IT Services and Products through its subsidiary Delta Computed Inc. or DCi. DCi specializes in onsite professional services solutions, including Internet and Intranet consulting and networking, network support, maintenance and disaster recovery. With a 25-year operating history, DCi provides a wide array of computer systems, data communications and LAN/WAN information technology services and products in the northeastern United States. As a full service systems integrator, DCi analyzes customer’s business needs and makes recommendations for current improvements and for the future. DCi services include:

IT Consulting	Network Services	Staff Augmentation	PrinterCare Program

Help Desk Services	PC Reserve/Rapid Restore	Microsoft Rollouts	Cabling Services

Video communications and conferencing	Field & On-site Maintenance	Depot Repair Services	Network Query Language

Marketing and Sales

     We market our products and services directly or via third-party distribution channels including, but not limited to, OEMs, resellers and system integrators. These relationships are non-exclusive and typically require that these resellers participate in the marketing, installation and technical support of our products. DCi, ViewCast’s wholly owned IT Services subsidiary, is also reseller of our video communications products.

     Our video communication products and services are globally marketed primarily to media and entertainment, Internet, corporate, financial, educational, security/telejustice, healthcare, governmental and network enterprises. In addition, our products are sold or licensed to integrators and value added resellers to integrate with their products or services. During 2003 there were no significant concentrations of customers in excess of 10% of ViewCast’s total sales revenues. We plan to build upon our established base by expanding distribution and sales and expanding our product market awareness and reach.

     Our Reseller Marketing program enhances our ability to cover domestic and international geographical territories and market segments in an efficient and cost-effective manner. This multi-tiered program provides benefits and rewards to our reseller partners for aggressively marketing ViewCast video products and services. Under the terms of the reseller program, an authorized reseller of ViewCast products must meet certain qualifications regarding its business, personnel, product and market knowledge, and support and service capabilities. Through this authorized reseller program, we support and enhance our channels of distribution to encourage placement of ViewCast video products into the marketplace.

     IT Services and Products are marketed directly to new and current customers mainly in the northeastern United States from DCi’s offices in New Jersey and Delaware by its sales representatives and by its technical services managers. Customers include financial institutions, accounting firms, healthcare providers, pharmaceutical companies and educational institutions. Some customer accounts make purchasing decisions on a decentralized basis by business unit and therefore represent several accounts. In 2003, Morgan Stanley and Saint Barnabas Health Care systems are customers that, together with their affiliates, have generated more than 10% of the annual sales for ViewCast.

Production and Supply

     We build our current video products using contract manufacturers in the U.S. and Asia. Our operations personnel in Dallas, Texas are responsible for parts planning, procurement, final testing and inspection to quality standards. We plan for most high-volume production to be handled through large OEMs or contract manufacturers.

     We have been and will continue to be dependent on third parties for the supply and manufacture of our components and electronic parts, including standard and custom-designed components. We generally do not maintain supply agreements with such third parties but instead purchase components and electronic parts pursuant to purchase orders in the ordinary course of business. We are dependent on the ability of our third-party manufacturers and suppliers to meet our design, performance and quality specifications.

Installation, Service and Maintenance

     Most of our Osprey video card products and Niagara system products are customer installable. For those customers who need assistance with Niagara products and for the majority of our ViewCast IVN products, we depend on our resellers to install and provide service. Further, we maintain an in-house technical support group to assist our resellers and customers as required. The addition of DCi provides to our customers comprehensive installation, technical services, customer support and maintenance on a contract or project basis in the northeastern United States.

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

Research and Development

     We continue to focus on research and development activities on video communications applications, video management and new features for expanded market opportunities. We will continue to make investments in core video technology and processing techniques, focusing on how to best apply the latest advancements in the industry into commercially viable products. In some cases, strategic partnerships will be utilized to enhance our research and development and potentially reduce costs.

     New products are scheduled for launch in 2004 in the Osprey, Niagara and ViewCast IVN product families that will provide new capabilities and features for video applications. We believe these products and services will be competitive and feature unique capabilities. We will continue integration efforts with third party application software and hardware for our products and services.

Competition

     The market for video communication systems and services is highly competitive and characterized by the frequent introduction of new products and features based upon innovative technologies. We compete with numerous well-established manufacturers and suppliers of video streaming technologies, videoconferencing, networking, telecommunications and multimedia products, certain of which dominate the existing video communications market for such products. In addition, we are aware of others that are developing, and in some cases have introduced, new video communications systems.

     We are not aware of any direct competitors that compete in all of our video communication product families and applications. However, among our direct competitors competing with one or more of our products or applications are: Winnov, LP, Optibase Ltd., Digital Rapids, Avistar Communications Corp., Pinnacle Systems, Inc., Tandberg Inc., and Polycom, Inc. Electronics manufacturers such as Cisco Systems, Inc. may be sales channels for our products but also actively compete for business in this market.

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

     We believe that product recognition is an important competitive factor and, accordingly, we promote the ViewCast®, Osprey®, Niagara™, Viewpoint VBX™, SimulStream™, Niagara SCX™, PC Reserve(SM) and ViewCast IVN™ names, among others, in connection with our marketing activities, and have applied for or received trademark or service mark registration for such names. Our use of these marks and our trade names may be subject to challenge by others, which, if successful, could have a material adverse effect on our operations.

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

Employees

     As of March 15, 2004, we had one hundred forty-seven (147) employees, five (5) of whom are in executive positions, eleven (11) of whom are engaged in engineering, research and development, fifteen (15) of whom are engaged in marketing and sales activities, eighty-five (85) of whom are engaged in operations and thirty-one (31) of whom are in finance and administration. None of our employees are represented by a labor union. We consider our employee relations to be satisfactory.

Executive Officers

     Our senior executive officers and their ages as of December 31, 2003 were as follows:

Name	Age	Office Held with Company
George C. Platt	63	Chief Executive Officer and President
Laurie L. Latham	47	Chief Financial Officer and Senior Vice President of Finance and Administration
Harry E. Bruner	57	Senior Vice President of Sales and Marketing
David T. Stoner	47	Senior Vice President of Operations and Chief Technical Officer

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

     Laurie L. Latham has served as Chief Financial Officer and Senior Vice President of Finance and Administration of ViewCast since December 1999. From 1997 until she joined ViewCast, Ms. Latham served as Senior Vice President and Chief Financial Officer of Perivox Corporation, an interactive communications and direct marketing company. From 1994 through 1997, she was the Vice President of Finance and Administration at Axis Media Corporation. Prior to joining Axis Media Corporation, Ms. Latham was a practicing Certified Public Accountant for national and regional accounting firms, including KPMG Peat Marwick, and was the Vice President of Finance and Administration for Medialink International Corporation. Ms. Latham received her B.B.A. from the University of Texas with an emphasis in Accounting and is a Certified Public Accountant.

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

     David T. Stoner joined ViewCast as Vice President of Operations in August 1996 and moved to his current position as Senior Vice President of Operations in March 2003. From August 1994 to August 1996, Mr. Stoner was Vice President of Engineering for the Connectworks Division of Connectware, Inc., a wholly owned subsidiary of AMP Inc. From July 1986 to August 1994, Mr. Stoner was employed by Visual Information Technologies, Inc. (“VITec”), a manufacturer of video, imaging, and graphics products, which was purchased by Connectware, Inc. At VITec, Mr. Stoner was responsible for the development of hardware and software products, and served in various positions including Vice President of Engineering. From January 1979 to July 1986, Mr. Stoner served in various engineering positions at Texas Instruments, Inc. Mr. Stoner received his B.S. degree in Electrical Engineering from the University of Kansas.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     Some of the statements in this Report on Form 10-K under “Description of Business”, “Management’s Discussion and Analysis or Plan of Operation”, and elsewhere in the Report constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include statements regarding ViewCast’s expectations, beliefs, hopes, intentions or strategies regarding the future. These statements involve known and unknown risks, uncertainties, and other factors that may cause our or our industry’s actual results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, product demand and market acceptance risks, the impact of competitive products and pricing, product development, commercialization and technological difficulties, capacity and supply constraints or difficulties, general business and economic conditions, the availability of sufficient working capital, the ability to service our debt, continued significant losses, the ability to successful integrate acquired operations, the effect of our accounting polices and other risks detailed in the Annual Report on Form 10-K for the year ended December 31, 2002, as amended, the Registration Statements on Form S-3 filed on April 26, 2000 and June 30, 2000 and other filings with the Securities and Exchange Commission.

     In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “expects”, “should”, “anticipates”, “believes”, “estimates”, “predicts”, “plans”, “potential”, “intends” or “continue” or the negative of such terms or other comparable terminology.

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

Item 2. Description of Property

     Our executive offices and some of our sales, design and development activities are located in approximately 9,000 square feet within a total of 14,731 square feet of leased space in Dallas, Texas. A sublease tenant occupies the remaining 5,731 square feet of leased space. The lease expires in December 2005 and provides for a base annual rent of $227,547. The sublease also expires in December 2005 and provides annual base rental income of $72,000 to offset rental expense. Our assembly operations are located in approximately 7,760 square feet of leased space in Dallas, Texas. The lease expires in January 2007 and provides for a base annual rent of $61,623.

     A portion of Osprey product research and development activities are located in approximately 10,000 square feet of leased space in Morrisville, North Carolina. This lease expires in April 2006, unless notice is provided by ViewCast for an early termination date in April 2005, and provides for a base annual rent of $101,574.

     The Delta Computec Inc. office and warehouse operations are located in approximately 18,300 square feet within a total of 38,000 square feet of leased space in Teterboro, New Jersey. A sublease tenant occupies the remainder of the building. The lease for approximately 38,000 square feet expires in July 2007 and provides for a base annual rent of $336,657. A sublease for approximately 19,700 square feet of leased space in the Teterboro facility expires in January of 2003 and provides annual base rental income of $148,248 to offset rental expense. A field service/sales office is located in Claymont, DE is on a month-to-month lease and provides for a base annual rental of $13,500.

     We believe that our facilities are adequate for our current and reasonable foreseeable future needs and our current facilities can accommodate expansion, as required.

Item 3. Legal Proceedings

     We are not currently a party to any litigation that we believe could have a material adverse effect on our business or us.

Item 4. Submission of Matters to a Vote of Security Holders

     (None)

PART II

     Item 5. Market For Registrant’s Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

Common Stock Price Range

     As of March 15, 2004, there were 20,688,621 shares of Common Stock and 2,616,348 Public Warrants outstanding. The following table sets forth, for the periods indicated, the high and low sales prices for the Common Stock and the Public Warrants on the Nasdaq prior to April 4, 2002 and the OTC-BB beginning on April 4, 2002. Our Common Stock prior to April 4, 2002 was traded on the Nasdaq under the symbol “VCST.” Our Public Warrants prior to April 4, 2002 were traded on the Nasdaq under the symbol “VCSTW.” As of April 4, 2002 our Common Stock and Public Warrants are traded on the OTC-BB under the symbol “VCST.OB” and “VCSTW.OB” respectively. These over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions. The trading market in our securities may at times be relatively illiquid due to low trading volume.

	Common Stock		Public Warrants
Fiscal 2002	High	Low	High	Low
1st Quarter	$0.75	$0.45	$0.39	$0.17
2nd Quarter	0.66	0.30	0.40	0.25
3rd Quarter	0.52	0.24	0.30	0.17
4th Quarter	0.40	0.14	0.25	0.15

	Common Stock		Public Warrants
Fiscal 2003	High	Low	High	Low
1st Quarter	$0.30	$0.17	$0.25	$0.20
2nd Quarter	0.23	0.10	0.40	0.15
3rd Quarter	0.65	0.16	0.20	0.06
4th Quarter	0.60	0.30	0.34	0.16

     In February 2002, ViewCast received a Nasdaq Staff Determination indicating that it failed to comply with the minimum net tangible assets or minimum stockholders’ equity requirements for continued listing, set forth in Marketplace Rule 4310(c)(2)(B) and that its common stock is therefore subject to delisting from The Nasdaq SmallCap Market. Marketplace Rule 4310(c)(2)(B) states that “For continued inclusion, the issuer shall maintain: (i) stockholders’ equity of $2.5 million; (ii) market capitalization of $35 million; or (iii) net income of $500,000 in the most recently completed fiscal year or two of the last three most recently completed fiscal years.” ViewCast requested a hearing before a Nasdaq Listing Qualifications Panel to review the Staff Determination, but was unable to meet Nasdaq’s timetable for compliance and was delisted from Nasdaq after trading closed on April 3, 2002. ViewCast began trading on the Over-the-Counter-Bulletin Board (OTC-BB) effective with the opening of business on April 4, 2002.

     On March 15, 2004, the last reported sales prices for the Common Stock and the Public Warrants as reported on the OTC-BB were $0.40 and $0.25, respectively.

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

Item 6. Management’s Discussion and Analysis or Plan of Operation

     This Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. Actual results may differ materially form those indicated in the forward-looking statements. Please see the “Special Note Regarding Forward-Looking Statements” elsewhere in the Report on Form 10-K.

Overview

     ViewCast.com, Inc., doing business as ViewCast Corporation, (“ViewCast”) develops and markets a variety of products and services that enable networked audio and video communications and, through its wholly owned subsidiary, Delta Computec Inc. (“DCi”), provides professional information technology and customized network support services. We are a leading global provider of enterprise-wide, video communication products for both real-time and on-demand applications.

     ViewCast is focused on the dual goals of achieving profitability and growing revenues by both leveraging the economic recovery and expanding upon our well-known products to capitalize on sales opportunities. We believe that an increased focus on revenue and market share growth will enable us to realize long-term profitability and shareholder value.

     Prior to October 2002, ViewCast’s organizational structure was based on one business segment engaged in the design, development and marketing of video products, systems and services. Since the acquisition of Delta Computec Inc. in October 2002, ViewCast now operates in two distinct business segments as follows:

     Video Communications Products and Services - This business segment is engaged in designing, developing and marketing video communications products and services. The products enable sophisticated video processing and communications and include the Osprey® line of video capture and video compression-decompression cards, the ViewCast IVN™ (Interactive Video Network) and Viewpoint VBX® video distribution systems, the Niagara™ line of video encoding systems and servers, and related application software such as SimulStream™ and SCX™. These products are installed in computers, appliances or within a communications network and are used for a variety of video communication applications, including corporate communications, information gathering, security, training, distance learning, conferencing, Internet video and broadcast applications. Corporations, media organizations, financial institutions, educational networks, healthcare facilities, and government agencies utilize our products and services, as do their customers, vendors and others with whom they may communicate. ViewCast markets its video products and services directly to end-users, through original equipment manufacturers, value-added resellers and computer system integrators, worldwide.

     IT Services and Products - This business segment includes the operations of DCi which provides customized network support, Internet and Intranet consulting, networking, maintenance and disaster recovery services as well as computer and networking product sales to Fortune 500 and 1000 companies. Customers include financial institutions, accounting firms, healthcare providers, pharmaceutical companies and educational institutions primarily in the northeastern United States.

Financial Highlights of 2003

     In 2003, ViewCast doubled revenues and reduced the net loss by 42% over the prior year. ViewCast experienced in 2003 an overall increase in total sales to $20,912,179 and a significant decline in net loss to $2,354,505 compared to the prior year sales of $10,427,540 and net loss of $4,104,795. The year 2003 was the first to include a full year of operational results for the IT services and products segment whereas the prior year included operations for the fourth quarter only after the acquisition of DCi in October 2002. Growth in sales from the video communications segment contributed to higher sales in 2003 including increase from Osprey sales of 11% and from system sales of 18% compared the prior year.

Summary of Operations by Operating Segment:

		Video
		Distribution
	IT Services,	& Networking	Unallocated
	Products	Products	Corporate	Total
2003
Total sales	$12,159,250	$8,773,985	$—	$20,933,235
Intersegment sales	—	(21,056)	—	(21,056)

Revenue from external customers	$12,159,250	$8,752,929	$—	$20,912,179

Gross profit	$3,290,758	$5,224,531	$—	$8,515,289
Operating income (loss)	$579,598	$(904,344)	$(1,062,968)	$(1,387,714)

		Video
		Distribution
	IT Services,	& Networking	Unallocated
	Products	Products	Corporate	Total
2002
Total sales	$2,547,109	$7,885,431	$—	$10,432,540
Intersegment sales	—	(5,000)	—	(5,000)

Revenue from external customers	$2,547,109	$7,880,431	$—	$10,427,540

Gross profit	$590,013	$4,310,883	$—	$4,900,896
Operating loss	$(4,841)	$(2,667,592)	$(1,730,000)	$(4,402,433)

Critical Accounting Policies

     Management’s discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. We review the accounting policies we use in reporting our financial results on a regular basis. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an on-going basis we evaluate our estimates, including those related to accounts receivable, inventories, investments, warranty obligations, income taxes, restructuring and contingencies and litigation. Our estimates are based on historical experience and other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. In addition to the items listed above which are affected by estimates, we believe that the following are among critical accounting policies used in the preparation of our consolidated financial statements:

•	Revenue Recognition — We apply provisions of SEC Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements as revised by SAB 104, Revenue Recognition, SOP 97-2, Software Revenue Recognition, as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions and EITF 00-21, Revenue Arrangements with Multiple Deliverables to transactions involving sales of our hardware and software products. Under these guidelines, we recognize revenue on transactions where persuasive evidence of an arrangement exists, title has transferred, product payment is not contingent upon performance of installation or service obligations, the price is fixed or determinable and payment is reasonably assured. We accrue warranty costs and sales allowances for promotional activities at time of shipment based on historical experience. In addition, we defer revenue associated with maintenance and support contracts and recognize revenue ratably over their term.

•	Allowance for Doubtful Accounts — We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers or distribution partners were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

•	Excess and Obsolete Inventories — We write down our inventories for estimated obsolescence and unmarketable inventory equal to the difference between the cost of the inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less than those projected by management, additional write-downs may be required.

•	Deferred Taxes — We record a valuation allowance to reduce our deferred tax assets to an amount that we believe is more likely than not to be realized. In our opinion, realization of our net operating loss carryforward is not reasonably assured, and a valuation allowance has been provided against deferred tax assets in excess of deferred tax liabilities in the accompanying consolidated financial statements. However, should we in the future determine that realization of deferred tax assets in excess of recorded amounts is likely, an adjustment to the deferred tax assets would increase income in the period such determination was made.

Results of Operations

Year Ended December 31, 2003 compared to Year Ended December 31, 2002.

     Net Sales. Net sales for the year ended December 31, 2003 increased 100.5% to $20,912,179 from $10,427,540 reported in 2002. The overall increase was due principally to inclusion of DCi’s operations for a full year during 2003 versus the last quarter of 2002 (an increase to $12,159,250 in 2003 from $2,547,109 in 2002), and an increase in both Osprey and system sales from the prior year. Total 2003 sales of $8,773,985 for the video communications products segment increased by 11.3%, compared to 2002, reflecting some firming in economic conditions and increased technology spending levels beginning in 2003.

     Osprey Product Sales. During the year ended December 31, 2003, sales of Osprey® video products increased 11.2% over 2002 levels and represented 81.1% of total 2003 video product revenues, compared to 81.1% of total revenues in 2002. The 2003 domestic and European sales of Osprey products improved 17.0% and 13.1%, respectively over 2002 levels, while sales in the Pacific Rim decreased slightly by 1.4%. On a product basis, 2003 unit sales of all Osprey product families increased, compared to last year, with the exception of the Osprey-2000 series of products, which decreased 32.9% over 2002 levels.

     In January 2002, ViewCast opened its new e-commerce site featuring the Osprey streaming/capture cards as well as, Osprey SimulStream and Niagara SCX software products. In addition to the new e-commerce offerings, the site offers a full range of online order processing and tracking services, technical support content and easy access to product drivers and upgrades. During 2003, e-commerce sales totaled $392,415 and represented 5.5% of total Osprey 2003 product sales. During 2002, e-commerce sales totaled $408,978 and represented 6.3% of total Osprey 2002 product sales.

     In 2003, ViewCast introduced its new Osprey-230 and Osprey-560 professional capture cards designed to address newer PC and server configurations, and through December 31, 2003 they have represented approximately 18.2% of Osprey product sales. With new products and product enhancements and as the economy continues to recover, we expect to increase Osprey product sales during 2004.

     Viewpoint VBX™ Video Distribution System and Niagara® Streaming/Encoding Systems. During the twelve months ended December 31, 2003, combined systems sales totaled $1,475,315 and represented 16.8% of total 2003 video product revenues, an increase of 17.8% over 2002 video product revenues. The increase was due to sales of ViewCast’s Niagara systems during 2003, increasing by 118.9%, over 2002 levels, reflecting continued customer awareness of our streaming and encoding servers. Viewpoint VBX systems sales experienced a 71.9% decline over the same period mainly due to its major customers continued postponement of information technology spending or delaying further expansion in anticipation of upgrading to ViewCast IVN during 2004.

     Both the economy and IT spending improvement have increased the number of bids, demonstrations and orders of our systems products as we moved into 2004. We expect that such activity should result in increased 2004 revenue further enhanced by new product introductions and features during the year.

     IT Services and Products. In October 2002, ViewCast acquired the assets and operations of DCi, a provider of professional information technology and customized network support services to Fortune 500 and Fortune 1000 corporations, mid-sized companies, hospitals, health care facilities and financial institutions primarily in the northeastern United States. For the first full year of operation as part of ViewCast, the 2003 IT services and product sales totaled $12,159,250 and represented 58.1% of total ViewCast revenues and 38.6% of total gross margin. IT services and product sales totaled $2,542,109 for the three months ended December 31, 2002 and represented 24.4 % of total 2002 ViewCast revenues. During 2003 contract service fees for customized network support, Internet and Intranet consulting, networking, maintenance, disaster recovery services totaled $9,777,537 and IT product sales totaled $2,381,713. During 2002 contract service fees for customized network support, Internet and Intranet consulting, networking, maintenance, disaster recovery services totaled $2,268,959 and IT product sales totaled $278,150

     Other Revenues. Other video product revenues consisting of software maintenance, training, engineering consulting fees and professional services totaled $185,184 during 2003, a decrease of $49,390 compared to $234,574 reported in 2002.

     Cost of Goods Sold/Gross Margins. Cost of goods sold totaled $12,396,890 for the year ended December 31, 2003, a 124.3% increase from 2002 reflecting the increased cost of goods associated with a full year of DCi IT service and product sales. Gross profit margin for the year ended December 31, 2003 was 40.7% compared to 47.0% in 2002, although the video products segment’s margin improved to 59.5% for 2003 compared to 54.7% in 2002. The lower gross margins during 2003 reflect the first full year of DCi’s operations which experienced a 27.1% gross margin, consistent with this industry segment which traditionally experiences lower margins in the 20% range depending on the mix of service and product sales.

     We anticipate gross margins, as a percentage of total revenues, will remain in excess of 50% for the video products segment and in excess of 20% for the IT service and products segment in future periods compared to 2003. Margins will be affected quarter to quarter by promotional activities, price adjustments, cost of materials, inventory obsolescence, the introduction of new products and the sales mix between products and services in any one reporting period.

     Selling, General and Administrative Expense. Selling, general and administrative expenses for year ended December 31, 2003 totaled $6,987,249, an increase of 33.1% from $5,248,892 reported last year. The increase reflects the additional expense of slightly over $2.5 million from DCi’s operations offset by a 5% reduction in operating expenses for the corporate and video product segment.

     Research and Development Expense. Only the video communications segment incurred research and development expense during 2003 and 2002. DCi currently has no significant research and development activities. Research and development expense during 2003 totaled $2,346,187, a decrease of 20.1% over 2002 levels, reflecting a decrease in personnel, prototype and related expenses. Although expenses have been reduced, we have continued to develop new products and features to be released in 2004 targeting current and expanded market opportunities. ViewCast’s emphasis in development has become more customer application focused that is combined with technological innovation. As the digital video communications market expands and matures, we expect such a balanced approach provides more efficient and effective development in relation to the market and customer applications.

     Restructuring. During 2003 ViewCast had no restructuring costs compared to $270,000 in 2002. In accordance with a Board of Directors approved plan of restructuring, charges during 2002 included costs for employee severance and benefits for personnel reductions made in sales, marketing, development and manufacturing departments and for impairment of related fixed assets and capitalized software. At December 31, 2003, ViewCast had no accrued restructuring charges.

     Other (Income) Expense. Total other income (expense) for 2003 totaled $(919,791) compared to $297,638 in 2002. The other income for 2002 includes a $1,071,891 gain on exchange of available-sale-securities for principal reduction in line of credit financing arrangement, which occurred on May 6, 2002 (See Part 2. Item 8. Financial Statements, Note 6 and Note 9). Interest expense for 2003 and 2002 was $965,975 and $790,081, respectively, representing interest on ViewCast’s stockholder line-of-credit financing as well as interest on ViewCast’s long-term debt, interest on DCi’s line-of-credit financing and amortization of related issue costs. Interest expense increased 22.3% over 2002 levels due to the increased average balance of its line-of-credit during 2003 and the addition of DCi’s line of credit facility with Keltic Financial Partners, LP. Additionally, 2003 interest income declined over 2002 levels reflecting reduced earnings on lower cash and cash equivalents balances compared to 2002.

     Net Loss. Net loss for the year ended December 31, 2003 was $2,354,505, a 42.6% improvement over the $4,104,795 loss reported in the comparable period in 2002. The decrease in net loss reflects significantly reduced operating expenses in the video products business segment resulting from ViewCast’s restructuring efforts during 2002 and improved sales and gross margin contributed by both business segments. These changes were offset in part by increased interest expense and a full year of operating expenses from DCi compared to one quarter during 2002.

Liquidity and Capital Resources

     ViewCast’s primary sources of funds for conducting its business activities are derived from sales of its products and services, from its credit facilities and from the placement of its equity securities with investors. ViewCast requires working capital primarily to increase inventories and accounts receivable during sales growth, develop products, service debt, purchase capital assets, fund operating losses and acquire the operations of others.

     Net cash used in operating activities for the year ended December 31, 2003 totaled $1,709,088 due principally to the reported net loss of $2,354,505 and changes in operating assets and liabilities of $309,223 offset in part by non-cash operating expenses of $954,640. Cash utilized from changes in operating assets and liabilities was due principally to increases in trade accounts receivable from DCi service billings and prepaid insurance premiums, and to decreases in trade payables and deferred revenues. These uses were offset by an increase in stockholder accrued interest and from utilization of inventories.

     Cash utilized for investing activities during the year ended December 31, 2003 totaled $792,673 and included purchases of computer equipment, demo equipment, HVAC equipment for the DCi office facility and service assets to support existing IT service contracts. In April 2003, ViewCast paid $56,230 in cash and issued 19,377 shares of Series D Preferred Stock to satisfy the requirements of the first contingent payment in conjunction with the DCI acquisition and in October 2003, remitted the second and final contingent cash payment of $250,000.

     During the year ended December 31, 2003, ViewCast’s financing activities generated cash of $2,513,006 principally due to short-term borrowings under the terms of our stockholder line of credit facility in the amount of $2,548,000 and proceeds of $47,706 generated from the exercise of stock options, automobile loans and sale of common stock pursuant to ViewCast’s employee stock purchase plan. These proceeds were offset by repayments of $77,548 to Keltic, under the terms of DCi’s asset based lending line of credit and for repayment of a service vehicle loan in the amount of $5,152.

     In October, 2003, ViewCast.com, Inc., Osprey Technologies, Inc. and VideoWare, Inc. (jointly and severally, “the Borrower”) amended the terms and conditions of its line of credit note and security agreement with the Ardinger Family Partnership, LTD. (“Lender”), an entity controlled by one of its principal stockholders, Mr. H.T. Ardinger, who currently serves as Chairman of the Board of Directors of the ViewCast. As of the date of the amendment agreements, the outstanding principal balance of the indebtedness under the original loan agreement was $7,509,582 and accrued and unpaid interest thereon totaled $1,243,665. Additionally, in October of 2003 ViewCast had outstanding $500,000 in advances from Lender for the purchase of DCi in October 2002. Effective October 15, 2003, terms and conditions of the note agreement were amended to establish a long-term payout for a majority of the note and significantly reduce the per annum interest rate from the original 12% fixed rate as follows:

1)	$1,100,000 ($600,000 principal amount from the original note and $500,000 of stockholder advances) was converted to a revolving credit note with a maximum credit line of $2,000,000. The revolving credit note accrues interest at a per annum rate equal to the lesser of prime plus 3.0% or 9.5%. Interest is payable on demand or together with principal on December 31, 2004. The note provides for automatic one-year renewals through December 31, 2006 and for certain mandatory prepayments from third party loans and equity offerings by Borrower.

2)	$6,909,582 principal amount from the original note was converted to a term note with principal and interest payable as follows:

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

     At December 31, 2003, ViewCast had availability under the amended stockholder line of credit of $700,000.

     At December 31, 2003 the Company had outstanding $1,363,362 in stockholder accrued interest of which $1,006,518 has been classified as long-term.

     In October 2002, part of the DCi acquisition transaction included the payoff of the Seller’s asset based revolving credit facility with Keltic Financial Partners, LP (“Keltic”) and establishment of a new $1.5 million asset based revolving credit facility for a period of one year with Keltic. In October 2003, ViewCast amended the credit facility to extend the maturity date of the note to October 11, 2004 and to modify the interest rate to the greater of, at the option of Keltic,: (a) the prime rate plus two hundred fifty (250) basis points per annum, or (b) six and one-half percent (6.50%). Amendments were also made to lower certain DCi “EBITDA” requirements of the loan agreement. DCi utilizes the $1.5 million Keltic credit facility for general working capital support. Draws on the revolving credit facility are based on qualifying DCi accounts receivable. The loan balance is reduced as cash collections are received directly by Keltic. During the year ended December 31, 2003, cash collections in excess of draws reduced the Keltic loan balance by $77,547 to $635,005 at December 31, 2003. DCi had asset-based availability of $345,000 under the Keltic revolving credit facility at December 31, 2003 and will continue to utilize the facility for working capital support of DCi operations. In addition, ViewCast has entered into a Guaranty of Payment and a Performance and Subordination Agreement with Keltic relating to this facility.

     At December 31, 2003, the Company had 3,799,680 public and public equivalent warrants and 122,500 representative warrants outstanding and exercisable at $1.00. The warrants are redeemable by ViewCast under certain conditions.

     At December 31, 2003, ViewCast had a consolidated stockholders’ deficit of $7,255,322, and in accordance with Delaware law, was precluded from paying dividends on its outstanding Series B and Series C convertible preferred stock. As a result, no preferred stock dividends have been declared or paid during 2003. The Series B and Series C preferred stock issues carry cumulative dividends of 8% and 9% per year, respectively, and are generally payable semi-annually in arrears in cash or in ViewCast common stock, at ViewCast’s option. Cumulative dividends in arrears on preferred shares are approximately: Series B-$1,280,000, Series C-$358,000. Holders of Series B and Series C preferred stock have no voting rights except as required by law.

     At December 31, 2003, ViewCast had a working capital deficit of $2,625,023 and cash and cash equivalents of $299,764. During the year ended December 31, 2003, ViewCast experienced an overall sales increase of 100.5% compared to 2002 because of a full year of sales from DCi’s operation and improving video product sales. While wary of current economic conditions, ViewCast anticipates that revenues during 2004 will continue to increase over 2003 levels with growth anticipated across all business segments. In December 2003, ViewCast engaged Rockland Capital Partners, an investment banking firm, to assist ViewCast with the review, refinement, and implementation of its strategic initiatives. During 2004 ViewCast plans to improve its working capital position by increasing sales and through other initiatives that may include raising additional equity, conversion of debt to equity, further acquisitions and by exercise of warrants if market conditions allow. In October 2003, ViewCast improved its working capital position by more than $7.0 million through amendments to its stockholder line of credit and classification of a major portion of its debt and accrued interest as long-term. ViewCast also anticipates that losses may occur during 2004, or until such time as total profit margins from the sales of its products and services exceeds its total development, selling, administrative and financing costs. ViewCast strives for productivity and efficiency in workforce and operating expenses. During 2003, ViewCast (excluding DCi) has decreased operating expenses by $1,516,633, or 17.4%, compared to the same period in 2002. Additionally, consolidated net loss for the year ended December 31, 2003 was reduced by 54.5%, compared to 2002 after excluding a one-time gain on the sale of securities of $1,071,891 that occurred in May of 2002.

     ViewCast utilizes significant capital to design, develop and commercialize its products and intends to fund its operating activities and sales growth during the next twelve months by utilizing cash contributed from operations and its available working capital lines of credit to the extent possible. ViewCast anticipates it will require additional capital during the first half of 2004 for working capital to support the expansion of sales channels and market distribution, to develop and introduce new products and services, to enhance existing product offerings, to address unanticipated competitive threats or technical problems, to transition adverse economic conditions and to service its debt. Although ViewCast has no firm arrangements with respect to additional financing, it is currently considering proposals relating to the issuance of equity securities in exchange for a cash investment in ViewCast. There can be no assurance that additional financing will be available to ViewCast on acceptable terms, or at all. Additional equity financing may involve substantial dilution to our then existing stockholders. ViewCast intends to actively pursue other strategic merger and acquisition activities to the extent possible. In the event we are unable to raise additional capital or execute other alternatives, we may be required to sell segments of the business, or substantially reduce or curtail our activities. Such actions could result in charges that could be material to ViewCast’s results of operations or financial position.

     At December 31, 2003, ViewCast had no material commitments for capital expenditures.

Operating Leases

     The following table summarizes ViewCast’s operating leases with definitive payment terms that will require cash outlays in the future. These amounts are as of December 31, 2003:

	(In thousands)
Operating Leases	2004	2005	2006	2007	2008	Thereafter	Total
Operating leases	$530	$666	$327	$33	$8	$—	$1,564

     ViewCast is obligated under various operating lease agreements, primarily for office facilities that expire at various dates through 2008. Monthly payments for facilities range from $5,375 to $28,000 and are presented net of $304,602 of facility sublease rental income.

New Accounting Standards

     In January 2003, the FASB issued FASB Interpretations (“FIN”) No. 46 “Consolidation of Variable Interest Entities, an interpretation of ARB 51.” FIN No. 46 provides guidance on the identification of entities for which control is achieved through means other than through voting rights called “variable interest entities” or “VIEs” and how to determine when and which business enterprise should consolidate the VIE (the “primary beneficiary”). This new model for consolidation applies to an entity in which either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. In addition, FIN No. 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. The adoption of FIN No. 46 did not have a material impact on our results of operations, financial condition or cash flows.

     In February 2003, the FASB issued Emerging Issues Task Force 00-21 (“EITF 00-21”), “Revenue Arrangements with Multiple Deliverables.” EITF 00-21 requires revenue arrangements with multiple deliverables to be divided into separate units of accounting. If the deliverables in the arrangement meet certain criteria, arrangement consideration should be allocated among the separate units based on their relative fair values. Applicable revenue recognition criteria should be considered separately for each unit. The guidance in EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF 00-21 did not have a material impact on our results of operations, financial condition or cash flows.

     In May 2003, the FASB issued FAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This Statement establishes standards for an issuer to classify and measure certain financial instruments with characteristics of both liabilities and equity. It requires an issuer to classify a financial instrument that meets certain characteristics as a liability (or an asset in some circumstances). This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. ViewCast adopted this standard the third quarter of 2003 and has classified $987,120 and $1,419,172 of Series D redeemable convertible preferred stock outstanding at December 31, 2002 and 2003, respectively to long-term liabilities from mezzanine liabilities. The adoption of SFAS No.150 did not have a material impact on our results of operations, financial condition or cash flows.

     In December 2003, the SEC issued Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition, which supersedes SAB No. 101, Revenue Recognition in Financial Statements. SAB No. 104 rescinds accounting guidance in SAB No. 101 related to multiple-element arrangements. The adoption of SAB No. 104 did not have a material impact on our results of operations, financial condition or cash flows.

Item 7. Financial Statements and Supplementary Data

ViewCast.com, Inc. and Subsidiaries
Index to Consolidated Financial Statements

Report of Independent Certified Public Accountants

The Board of Directors
ViewCast.com, Inc.

We have audited the accompanying consolidated balance sheets of ViewCast.com, Inc. and subsidiaries as of December 31, 2002 and 2003, and the related consolidated statements of operations, stockholders’ deficit and cash flows for each of the two years in the period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above, present fairly, in all material respects, the consolidated financial position of ViewCast.com, Inc. and subsidiaries as of December 31, 2002 and 2003, and the consolidated results of their operations and their cash flows for the two years ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company incurred significant losses and had significant negative cash flows from operations during 2003 and has a working capital deficit as of December 31, 2003. The Company is dependent upon the proceeds from additional sales of its equity securities or other alternative financing. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

GRANT THORNTON LLP

Dallas, Texas
March 26, 2004

VIEWCAST.COM, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2002	2003
ASSETS
Current assets:
Cash and cash equivalents	$288,519	$299,764
Accounts receivable, less allowance for doubtful accounts of $144,000 and $86,000 at December 31, 2002 and 2003, respectively	2,515,164	3,212,595
Inventories	1,598,019	1,554,754
Prepaid expenses	86,906	185,377
Deferred charges	43,395	23,177

Total current assets	4,532,003	5,275,667
Property and equipment, net	1,795,809	1,578,709
Goodwill	1,041,430	1,041,430
Customer contracts, net	—	396,389
Software development costs, net	68,713	—
Deferred charges	92,707	—
Deposits	127,481	113,758

Total assets	$7,658,143	$8,405,953

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,818,991	$1,289,730
Accrued expenses	1,430,444	1,362,523
Deferred revenue	905,632	765,777
Advance from stockholder	500,000	—
Stockholder line of credit	5,161,582	1,300,000
Short-term debt, other	717,705	635,005
Current maturities of long-term debt	—	1,128,483
Series D redeemable convertible preferred stock	—	1,419,172

Total current liabilities	10,534,354	7,900,690
Long-term debt less current maturities	950,000	17,224
Stockholder note payable	—	6,736,843
Stockholder accrued interest	—	1,006,518
Series D redeemable convertible preferred stock	987,120	—
Commitments and contingencies	—	—
Stockholders’ deficit:
Convertible preferred stock, $0.0001 par value:
Authorized shares - 5,000,000
Series B — issued and outstanding shares - 800,000	80	80
Series C — issued and outstanding shares - 200,000	20	20
Common stock, $.0001 par value:
Authorized shares - 100,000,000
Issued shares — 20,822,847 and 20,950,118 at December 31, 2002 and 2003, respectively	2,083	2,095
Additional paid-in capital	55,685,444	55,597,946
Accumulated deficit	(60,489,052)	(62,843,557)
Treasury stock, 261,497 shares at cost	(11,906)	(11,906)

Total stockholders’ deficit	(4,813,331)	(7,255,322)

Total liabilities and stockholders’ deficit	$7,658,143	$8,405,953

The accompanying notes are an integral part of these consolidated statements.

VIEWCAST.COM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2002	2003
Net sales	$10,427,540	$20,912,179
Cost of sales (includes depreciation of $54,940 and $282,591 for the years ended December 31, 2002 and 2003, respectively)	5,526,644	12,396,890

Gross profit	4,900,896	8,515,289
Operating expenses:
Selling, general and administrative	5,248,892	6,987,249
Research and development	2,936,778	2,346,187
Restructuring charge	270,000	—
Depreciation and amortization	847,659	569,567

Total operating expenses	9,303,329	9,903,003

Operating loss	(4,402,433)	(1,387,714)
Other income (expense):
Dividend and interest income	1,737	1,293
Interest expense	(790,081)	(965,975)
Gain on sale of available-for sale securities	1,071,891	—
Other	14,091	44,891

Total other income (expense)	297,638	(919,791)

Net loss before income taxes	(4,104,795)	(2,307,505)
Income tax expense	—	47,000

NET LOSS	$(4,104,795)	$(2,354,505)

Preferred dividends	(799,628)	(940,963)

Net loss applicable to common stockholders	$(4,904,423)	$(3,295,468)

Net loss per share — basic and diluted	$(0.24)	$(0.16)

Weighted average number of common shares	20,133,436	20,622,427

The accompanying notes are an integral part of these consolidated statements.

VIEWCAST.COM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2003

	Series B		Series C
	Convertible		Convertible				Additional	Other			Total
	Preferred Stock		Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Treasury	Stockholders'
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Capital	Income (Loss)	Deficit	Stock	Deficit
Balance, January 1, 2002	945,000	$95	200,000	$20	18,347,869	$1,835	$55,667,260	$524,812	$(56,384,257)	$(11,906)	$(202,141)
Conversion of Series B convertible preferred stock to common stock	(145,000)	$(15)	—	$—	2,416,666	$242	$(227)	$—	$—	$—	$—
Sale of common stock, employee stock purchase plan	—	—	—	—	58,312	6	17,461	—	—	—	17,467
Value of options issued for consulting services	—	—	—	—	—	—	950	—	—	—	950
Unrealized loss on securities reported at fair value	—	—	—	—	—	—	—	(136,837)	—	—	(136,837)
Reclassification of unrealized gain on securities reported at fair value to realized gain upon disposition	—	—	—	—	—	—	—	(441,870)	—	—	(441,870)
Foreign currency translation adjustment	—	—	—	—	—	—	—	53,895	—	—	53,895
Net loss	—	—	—	—	—	—	—	—	(4,104,795)	—	(4,104,795)

Comprehensive loss											(4,629,607)

Balance, December 31, 2002	800,000	$80	200,000	$20	20,822,847	$2,083	$55,685,444	$—	$(60,489,052)	$(11,906)	$(4,813,331)
Value of options issued for consulting services	—	—	—	—	—	—	848	—	—	—	848
Imputed redeemable convertible preferred stock dividends — Series D	—	—	—	—	—	—	(113,072)	—	—	—	(113,072)
Sale of common stock, employee stock purchase plan	—	—	—	—	110,605	11	16,645	—	—	—	16,656
Exercise of employee stock options				—	16,666	1	8,081	—	—	—	8,082
Net loss	—	—	—	—	—	—	—	—	(2,354,505)	—	(2,354,505)

Balance, December 31, 2003	800,000	$80	200,000	$20	20,950,118	$2,095	$55,597,946	$—	$(62,843,557)	$(11,906)	$(7,255,322)

The accompanying notes are an integral part of these consolidated statements.

VIEWCAST.COM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2002	2003
Operating activities:
Net loss	$(4,104,795)	$(2,354,505)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of fixed assets	715,234	714,834
Amortization of software development costs	187,365	68,713
Amortization of customer contracts	—	68,611
Non-cash charges to interest expense	81,375	112,925
Non-cash (gain) loss on disposition of property and equipment	(5,966)	(11,291)
Non-cash gain on sale of available-for-sale securities	(1,071,891)	—
Non-cash restructuring charges	150,657	—
Foreign currency translation adjustment	53,895	—
Non-cash consulting fees exchanged for options, warrants and common stock	950	848
Changes in operating assets and liabilities net of the effects of acquisition:
Accounts receivable	290,127	(697,431)
Inventories	1,167,046	43,265
Prepaid expenses	124,733	(98,471)
Deposits	(14,392)	13,723
Accounts payable	669,907	(369,051)
Accrued expenses and stockholder accrued interest	(109,813)	938,597
Deferred revenue	(258,850)	(139,855)
Deferred charges	(55,240)	—

Net cash used in operating activities	(2,179,658)	(1,709,088)

Investing activities:
Proceeds from sale of available-for-sale securities	2,910,641	—
Acquisition of business in 2002 (no cash acquired)	(721,694)	—
Acquisition of customer contracts	—	(306,230)
Purchase of property and equipment	(107,487)	(499,443)
Proceeds from disposition of property and equipment	23,853	13,000

Net cash provided by (used in) investing activities	2,105,313	(792,673)

Financing activities:
Net proceeds (repayments) from stockholder line of credit and advances	(685,641)	2,548,000
Net proceeds (repayments) short-term debt, other	179,574	(82,700)
Proceeds from exercise of options and warrants	—	8,082
Proceeds from the issuance of long-term debt	—	22,968
Net proceeds from sale of common stock and warrants	17,467	16,656

Net cash provided by (used in ) financing activities	(488,600)	2,513,006

Net increase (decrease) in cash and cash equivalents	(562,945)	11,245
Cash and cash equivalents, beginning of period	851,464	288,519

Cash and cash equivalents, end of period	$288,519	$299,764

The accompanying notes are an integral part of these consolidated statements.

VIEWCAST.COM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS — CONTINUED

	Year ended December 31,
	2002	2003
Supplemental disclosure of financing activities:
Acquisition of business:
Assets acquired	$3,282,886	$—
Excess of purchase price over fair market value of assets acquired	1,201,430	—
Consideration — Series D redeemable convertible preferred stock	(1,147,120)	—
Due to Seller at 12-31-02 (Issued 10,539 shares of Series D convertible preferred stock 1-10-2003)	(105,379)	—
Net cash paid including expenses	(721,694)	—

Liabilities assumed	$2,510,123	$—

Supplemental cash flow information:
Cash paid for interest	$145,340	$116,502
Supplemental non-cash flow operating activities:
Issuance of Series D convertible preferred stock for acquisition of customer contracts and payment of services		$160,210

The accompanying notes are an integral part of these consolidated statements.

ViewCast.com, Inc.
Notes to the Consolidated Financial Statements

1. The Company and Description of Business

     The accompanying consolidated financial statements include the accounts of ViewCast.com, Inc. dba ViewCast Corporation and its wholly-owned subsidiaries, Delta Computec Inc., VideoWare, Inc., Osprey Technologies, Inc. and ViewCast Online Solutions, Inc. (collectively, ViewCast or the Company). In October 2002, the Company acquired certain assets and liabilities and the operations of Delta Computec Inc., a provider of professional information technology services and products. Delta Computec Inc.’s customers include financial institutions, accounting firms, healthcare providers, pharmaceutical companies and educational institutions primarily in the northeastern United States. The Company is also engaged in designing, developing and marketing advanced, standards-based video products and services that enable real-time and on-demand video communication over the Internet and corporate networks. The Company’s Osprey® line of video capture and video compression-decompression cards, its ViewCast IVN and Viewpoint VBX™ video distribution systems, and its Niagara™ line of Internet encoding and streaming video servers deliver business applications to encode and archive video content, broadcast video over computer networks (streaming video), deliver video from web sites (on-demand streaming video), provide interactive video communication (video conferencing), and distribute video within a network. The Company markets its video products and services directly to end-users, through original equipment manufacturers, value-added resellers and computer system integrators, worldwide.

     The Company utilizes significant capital to design, develop and commercialize its products and intends to fund its 2004 operating activities and sales growth by utilizing cash contributed from operations and its available working capital lines of credit to the extent possible. The Company anticipates it will require additional working capital during 2004 capital to support the expansion of sales channels and market distribution, to develop and introduce new products and services, to enhance existing product offerings, to address unanticipated competitive threats or technical problems, to transition adverse economic conditions and for potential acquisition transactions. In January 2004, the Company retained Rockland Capital Partners, and investment banking firm, to assist the Company with its strategic initiatives including addressing capital requirements. Although the Company has no firm arrangements with respect to additional financing, it is currently considering proposals by potential investors relating to the issuance of equity securities in exchange for a cash investment in the Company. There can be no assurance that additional financing will be available to the Company on acceptable terms, or at all. Additional equity financing may involve substantial dilution to our then existing stockholders. The Company intends to actively pursue other such strategic merger and acquisition activities to the extent possible. In the event the Company is unable to raise additional capital or execute other alternatives, we may be required to sell segments of the business, or substantially reduce or curtail our activities. Such actions could result in charges that could be material to the ViewCast’s results of operations or financial position.

     The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As reflected in the accompanying consolidated financial statements, the Company incurred significant net losses of $4,104,795, and $2,354,505 for the years ended December 31, 2002 and 2003, respectively. These losses, in conjunction with the matters discussed above, raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

ViewCast.com, Inc.
Notes to the Consolidated Financial Statements — Continued

2. Summary of Significant Accounting Policies

Principals of Consolidation

     The consolidated financial statements include the accounts of the Company and all of its subsidiaries, all of which are wholly owned. All material inter-company accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

     The Company considers all highly liquid investments purchased with an initial maturity of three months or less to be cash equivalents.

Accounts Receivable

     The Company’s accounts receivable are primarily due from resellers and distributors of our video distribution and networking products and from customers in the healthcare, pharmaceutical, financial services and educational industries to whom we provide information technology services and products. Credit is extended based on evaluation of each customer’s financial condition and, generally collateral is not required except for certain international customers. Accounts receivable are generally due within 30 days and are stated net of an allowance for doubtful accounts. Accounts outstanding longer than contractual payment terms are considered past due. The Company records an allowance on a specific basis by considering a number of factors, including the length of time trade accounts are past due, the Company’s previous loss history, the credit-worthiness of individual customers, economic conditions affecting specific customer industries and economic conditions in general. The Company writes-off accounts receivable when they become uncollectible and payments subsequently received on such receivables are credited against write-offs in the period the payment is received.

     Changes in the Company’s allowance for doubtful accounts for the years ended December 31, 2002 and 2003 are as follows:

	Year Ended December 31,
	2002	2003
Beginning balance	$137,000	$144,000
Beginning reserve balance of business acquired, October 2002	32,000	—
Bad debt expense (reversal)	(24,000)	(19,000)
Uncollectible accounts written off, net of recoveries	(1,000)	(39,000)

Ending Balance	$144,000	$86,000

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

ViewCast.com, Inc.
Notes to the Consolidated Financial Statements — Continued

Property and Equipment

     Property and equipment is recorded at cost. Depreciation is determined using the straight-line method over the estimated useful lives, generally three to seven years, of the related assets. Leasehold improvements are amortized over the shorter of the useful life or the length of the related leases. Service assets include equipment located at customer sites. Service assets are depreciated over the expected life of three years, or if the equipment is utilized in service operations, it is immediately expensed if the replacement part, which is recovered, is not repairable. Expenditures for repairs and maintenance are charged to operations as incurred; renewals and betterments are capitalized.

Software Development Costs

     Costs of developing new software products and substantial enhancements to existing software products are expensed as incurred until technological feasibility has been established, after which time additional costs incurred are capitalized in accordance with Statement of Financial Accounting Standards No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.” Amortization of capitalized software development costs begins when products are available for general release to customers, and is computed using the straight-line method over a period not to exceed three years.

Intangible Assets and Amortization

     The Company adopted Statement of Financial Accounting Standards No. 142 (SFAS 142), Goodwill and Intangible Assets on January 1, 2002. The Company conducts its annual impairment test of goodwill on October 1st of each year. Customer contracts are amortized on a straight-line basis over 36 months. All goodwill and intangible assets have been assigned to reporting units for purposes of impairment testing and segment reporting.

Impairment of Long-Lived Assets

     The Company evaluates long-lived assets according to the terms of Statement of Financial Accounting Standards No. 144 (SFAS 144), Accounting for Impairment or Disposal of Long-Lived Assets, which the Company adopted on January 1, 2002. Assets that are held and used are analyzed for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. Impairment is recognized when the estimated undiscounted cash flow generated by those assets is less than the carrying amounts of such assets. The amount of impairment is the excess of the carrying amount over the fair value of such assets. Assets held for sale are carried at the lower of carrying amount or fair value less selling costs. During 2002, the Company recognized total asset impairment charges of $150,657 in conjunction with its restructuring efforts (See Note 4). No impairment charges were recognized during 2003.

Revenue Recognition

     The Company applies provisions of SEC Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements as revised by SAB 104, Revenue Recognition, SOP 97-2, Software Revenue Recognition, as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions and EITF 00-21, Revenue Arrangements with Multiple Deliverables to transactions involving sales of its hardware and software products. Under these guidelines, the Company recognizes revenue on transactions where persuasive evidence of an arrangement exists, title has transferred, product payment is not contingent upon performance of installation or service obligations, the price is fixed or determinable and payment is reasonably assured. The Company accrues warranty costs and

ViewCast.com, Inc.
Notes to the Consolidated Financial Statements — Continued

sales allowances for promotional activities at time of shipment based on historical experience. Following is a description of our revenue recognition policies:

•	Product Sales — Revenue from Product sales is recognized upon shipment provided title and risk of loss has passed to the customer, there is evidence of an arrangement, fees are fixed or determinable and collectibility is reasonably assured.

•	System Implementations — System transactions in which the Company has the responsibility for installation, product revenues are deferred until completion of the installation process and system acceptance by the customer.

•	Services — The Company recognizes revenues from information technology service and maintenance contracts on a straight-line basis over the contract period, provided no significant obligations remain and the collection of any related receivable is probable. Deferred revenues represent amounts billed and collected in advance for these contracts.

•	Other Revenues — Other revenues are related to product sales and include maintenance, training and installation as well as engineering contract services, professional services, and content hosting and distribution services that are recognized as services are provided. Other revenues have historically represented less than 10% of total revenues and are presented combined with product sales in the consolidated statements of operations.

     Transactions that do not meet these requirements are deferred until the point at which these requirements are satisfied.

Net Loss Per Share

     Basic loss per share is calculated by dividing net loss by the number of weighted average common shares outstanding for the period. Since the Company has reported net losses for all periods presented, the computation of diluted loss per share excludes the effects of convertible preferred stock, convertible debt, options, and warrants since their effect is anti-dilutive.

     Following is a summary of excluded securities:

	For the Year Ended December 31,
	2002	2003
Stock options	4,058,169	4,081,349
Public and private warrants	4,293,998	4,184,512
Convertible debentures	190,000	190,000
Convertible preferred stock — Series B	2,286,896	2,206,896
Convertible preferred stock — Series C	3,333,333	3,333,333
Redeemable convertible preferred Stock — Series D	152,949	922,630

	14,315,345	14,918,720

Deferred Charges

     Short-term deferred charges at December 31, 2002 consist of loan origination fees for establishing an asset based revolving credit facility with Keltic Financial Partners, LP in conjunction with the acquisition of the Delta Computec Inc. in October 2002 (See Note 3).

     Long-term deferred charges at December 31, 2002 and short-term deferred charges at December 31, 2003 consist of legal, accounting and lead manager fees and expenses associated with the issuance in April

ViewCast.com, Inc.
Notes to the Consolidated Financial Statements — Continued

2000 of $4.45 million principal amount 7% senior convertible debentures. During September and October of 2000, holders of $3.5 million principal amount of 7% senior convertible debentures converted their notes to common stock of the Company and accordingly, a proportionate share of issue costs in the amount $914,872 was charged against additional paid in capital.

     Total deferred charges amortized to interest expense for the years ended December 31, 2002 and 2003 were $81,375 and $112,925, respectively.

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

     The following table below shows the rollforward of warranty expense for the years ended December 31, 2002 and 2003:

	2002	2003
Beginning balance	$70,000	$39,000
Charged to expense	26,000	87,000
Usage	(57,000)	(66,000)

Ending Balance	$39,000	$60,000

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

			Customers exceeding 10% of
	Customers Exceeding 10%		Year-End Accounts Receivable
	of Net Sales		Balance
	Number of	Combined	Number of	Combined
Year	Customers	Percent	Customers	Percent
2002	0	0%	2	31%
2003	2	29%	1	28%

     The Company believes it has no significant credit risk in excess of provided reserves.

     The Company is substantially dependent on its third-party suppliers and manufacturers to supply its components and electronic parts, including standard and custom-designed components.

ViewCast.com, Inc.
Notes to the Consolidated Financial Statements — Continued

Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant estimates used in preparing these financial statements are related primarily to accounts receivable allowances, inventory valuation allowances, warranty reserves, deferred tax asset valuation allowances and the recoverability of goodwill and other intangibles related to acquisitions. Actual results could differ from those estimates.

Income Taxes

     The Company utilizes the liability method of accounting for income taxes wherein deferred tax assets and liabilities are determined based upon the differences between the financial statement and tax bases of assets and liabilities, as measured by enacted tax rates expected to be in effect when these differences reverse. Deferred tax assets are recognized when it becomes more likely than not that the assets will be realized.

Advertising Costs

     Advertising costs are expensed as incurred. Advertising expense for the years ended December 31, 2002 and 2003 was $102,412 and $90,342 respectively.

Fair Value of Financial Instruments

     The Company believes that the carrying amount of certain of its financial instruments, which include cash equivalents, accounts receivable, accounts payable, short-term debt and accrued expenses, approximate fair value due to the short-term maturities of these instruments. The Company also believes the carrying value of its long-term debt approximates fair value at December 31, 2003 because actual interest rates were consistent with rates estimated to be available for obligations with similar terms and conditions.

Stock-Based Compensation

     The Company has elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” in its primary financial statements and has provided supplemental disclosures required by Statement of Financial Accounting Standards No. 123 (SFAS 123), “Accounting for Stock-Based Compensation” and by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure an amendment of FASB Statement No. 123.”

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

     SFAS 123 requires the disclosure of pro forma net income and earnings per share information computed as if the Company had accounted for its employee stock options granted under the fair value method set forth in SFAS 123. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

ViewCast.com, Inc.
Notes to the Consolidated Financial Statements — Continued

	2002	2003
Risk-free interest rate	4.30%	3.52%
Dividend yield	0%	0%
Volatility factor of the market price of the Company’s common stock	106%	110%
Expected life of the options (years)	5.9	5.1

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting periods. Pro forma information for the years ended December 31, 2002 and 2003 is as follows:

	2002	2003
Net loss applicable to common stockholders:
As reported	$(4,904,423)	$(3,295,468)
Deduct: total stock-based compensation under fair value based method for all awards	(1,905,061)	(1,621,170)

Pro forma	$(6,809,484)	$(4,916,638)

Net Loss per share:
As reported — basic and diluted	$(0.24)	$(0.16)

Pro forma — basic and diluted	$(0.34)	$(0.24)

Comprehensive Income

     The Company translates assets and liabilities of its foreign operations, whose functional currency is the local currency, at year-end exchange rates. Revenues and expenses are translated at the average rates of exchange prevailing during the year. Adjustments resulting from translating the financial statements of foreign operations are accumulated in other comprehensive income, which is reflected as a separate component of stockholders’ equity. Additionally, the Company classifies equity securities it owns that are free of trading restrictions or to become free of trading restrictions within one year as “available-for-sale”. Available-for-sale securities are carried at fair value based on quoted market prices, and unrealized gains and losses are accumulated in other comprehensive income, which is a separate component of stockholders’ equity. If a market value adjustment results in a loss of value due to an other-than-temporary impairment, a loss will be transferred from accumulated other comprehensive income and charged to other income in the consolidated statement of operations (See Note 6). There were no material comprehensive income transactions during the year ended December 31, 2003.

New Accounting Standards

     In January 2003, the FASB issued FASB Interpretations (“FIN”) No. 46 “Consolidation of Variable Interest Entities, an interpretation of ARB 51.” FIN No. 46 provides guidance on the identification of entities for which control is achieved through means other than through voting rights called “variable interest entities” or “VIEs” and how to determine when and which business enterprise should consolidate the VIE (the “primary beneficiary”). This new model for consolidation applies to an entity in which either

ViewCast.com, Inc.
Notes to the Consolidated Financial Statements — Continued

(1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. In addition, FIN No. 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. The adoption of FIN No. 46 during the first quarter of 2003 did not have a material impact on our results of operations, financial condition or cash flows.

     In February 2003, the FASB issued Emerging Issues Task Force 00-21 (“EITF 00-21”), “Revenue Arrangements with Multiple Deliverables.” EITF 00-21 requires revenue arrangements with multiple deliverables to be divided into separate units of accounting. If the deliverables in the arrangement meet certain criteria, arrangement consideration should be allocated among the separate units based on their relative fair values. Applicable revenue recognition criteria should be considered separately for each unit. The guidance in EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF 00-21 during the third quarter of 2003 did not have a material impact on our results of operations, financial condition or cash flows.

     In May 2003, the FASB issued FAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This Statement establishes standards for an issuer to classify and measure certain financial instruments with characteristics of both liabilities and equity. It requires an issuer to classify a financial instrument that meets certain characteristics as a liability (or an asset in some circumstances). This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company adopted this standard the third quarter of 2003 and has classified $987,120 and $1,419,172 of Series D redeemable convertible preferred stock outstanding at December 31, 2002 and 2003, respectively to liabilities from mezzanine liabilities. The adoption of SFAS No.150 did not have a material impact on our results of operations, financial condition or cash flows.

     In December 2003, the SEC issued Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition”, which supersedes SAB No. 101, Revenue Recognition in Financial Statements. SAB No. 104 rescinds accounting guidance in SAB No. 101 related to multiple-element arrangements. The adoption of SAB No. 104 during the fourth quarter of 2003 did not have a material impact on our results of operations, financial condition or cash flows.

Reclassifications of Prior Year Amounts

     Certain prior year amounts have been reclassified to conform to 2003 presentation.

3. Acquisition

     On October 11, 2002, the Company completed the acquisition of the assets and operations of Delta Computec Inc. pursuant to an Asset Purchase Agreement dated as of May 31, 2002 (the “APA”) between Delta Computec Inc. (the “Seller”), a New York corporation, and its parent and sole shareholder, NQL Inc., a Delaware corporation. The acquisition assets and operations were assigned to the Company’s wholly owned subsidiary named Delta Computec Inc., a Delaware company (“DCi”). The operations of DCi have been included with those of the Company since the agreed upon business valuation date of October 1, 2002.

     DCi is a provider of professional information technology and customized network support services to Fortune 500 and Fortune 1000 corporations, mid-sized companies, hospitals, health care facilities and financial institutions primarily in the northeastern United States.

     The Company purchased all of the Seller’s assets, including all of its operating assets, property, contracts and customer lists for a combination of up to $1 million in cash, issuance of up to 150,000 shares of Series D Redeemable Convertible Preferred Stock (the “Series D Preferred Stock”) further described in

ViewCast.com, Inc.
Notes to the Consolidated Financial Statements — Continued

Note 9, and the assumption of certain liabilities as outlined in the terms of the APA established based on arms-length negotiations.

     At the closing date, the Company paid $500,000 in cash and issued 95,500 shares of Series D Preferred Stock. The closing cash payment was funded from an advance from one of its principal stockholders and Chairman of the Board of the Company, H.T. Ardinger, Jr. During January 2003, the Company issued 10,539 additional shares of Series D Preferred Stock for closing adjustments required by the APA. The APA provided for two additional contingent payments of up to $250,000 each to be paid to Seller approximately 6 months and 12 months after closing, subject to contract revenue levels achieved by DCi over six months and twelve months subsequent to the acquisition date and including a provision providing for a portion of the payments to be made with shares of Series D Preferred Stock. In April 2003, the Company paid $56,230 in cash and issued 19,377 shares of Series D Preferred Stock to satisfy the requirements of the first contingent payment and recognized an asset for customer contracts in the amount of $215,000. In October 2003, the Company remitted the second and final contingent cash payment of $250,000 and recognized a like amount for additional customer contracts. At December 31, 2003, customer contracts totaled $465,000 and are presented net of accumulated amortization of $68,611. Customer contracts are being amortized on a straight-line basis over 36 months. Amortization of customer contracts charged to operations during 2003 totaled $68,611.

     In June 2003, the Company issued 6,042 shares of Series D Preferred Stock to its investment banker for $60,420 of services performed at the time of the DCi acquisition. A liability for the services was accrued in 2002.

     The following table summarizes the fair value of assets acquired and liabilities assumed as of the business combination date of October 1, 2002:

Assets acquired:
Current assets	$1,855,397
Fixed assets	1,360,986
Deposits	66,503
Goodwill	1,201,430

Total Assets Acquired	4,484,316
Liabilities assumed:
Accounts payable and accrued expenses	1,108,536
Short-term loans payable	538,131
Deferred revenues	863,455

Total liabilities assumed	2,510,122
Net assets acquired	$1,974,194

     The following pro forma information combines the results of operations as if the acquisition of DCi had been consummated on January 1, 2002.

For the Year Ended December 31, 2002

Revenues	$18,248,146
Net loss allocated to common stockholders	$(5,593,872)

Basic loss per common share Pro forma	$(0.27)

ViewCast.com, Inc.
Notes to the Consolidated Financial Statements — Continued

4. Business Restructuring

     Results of operations during 2002 include charges of $270,000 for resizing and restructuring the Company’s operations and workforce. Charges were recorded throughout 2001 and 2002 in accordance with a plan of restructuring approved by the Company’s Board of Directors and included severance costs and asset impairment charges for work force reductions of 43 employees and closure of sales offices over the two-year period. Reductions were made in the Company’s sales, development, customer support, marketing, manufacturing and finance and administration departments in an effort to reduce operating expenses. Details of the restructuring charges charged to operations during 2002 are as follows:

For the Year Ended
December31,
2002

Employee severance	$119,343
Impairment of property and equipment	9,508
Impairment of software development costs	141,149

$270,000

     No restructuring charges were recognized during 2003.

5. Inventories

     Inventories consist of the following:

	December 31,
	2002	2003
Purchased materials	$438,631	$468,121
Finished goods	1,159,388	1,086,633

Total inventories	$1,598,019	$1,554,754

6. Investment in Equity Securities

     During September 1998 to May 2002, the Company held available-for-sale securities comprised exclusively of shares of DynTek, Inc. (“DYTK”), formerly TekInsight.com, Inc., common stock acquired through a strategic business alliance in September of 1998.

     Effective May 6, 2002, the Company sold its remaining available-for-sale securities (1,140,310 DYTK common shares) to an entity controlled by a principal stockholder and the Chairman of the Board of the Company, H.T. Ardinger, Jr. The proceeds of $2,910,641 were used to reduce a line of credit note balance with the same entity. The selling price per share of DYTK stock of $2.553 was determined by negotiations between the parties and represented a premium to the fair market trading value of DYTK shares on May 6, 2002 of $2.00 per share. Other income during 2002 includes a realized gain on the exchange transaction of $1,071,891.

ViewCast.com, Inc.
Notes to the Consolidated Financial Statements — Continued

7. Property and Equipment

     Property and equipment, at cost, consists of the following:

	Estimated Useful Lives	December 31,
	(Years)	2002	2003
Computer equipment	3 to 7	$2,492,165	$1,873,380
Service assets	3	476,666	755,916
Software	3 to 5	630,355	640,997
Leasehold improvements	1 to 5	103,886	88,972
Office furniture and equipment	5 to 7	598,571	660,215

		4,301,643	4,019,480
Less accumulated depreciation and amortization		(2,505,834)	(2,440,771)

		$1,795,809	$1,578,709

8. Accrued Expenses

     Accrued expenses consist of the following:

	December 31,
	2002	2003
Stockholder accrued interest	$628,564	$356,844
Accrued interest other	11,083	11,083
Accrued compensation	415,757	538,894
Accrued legal & professional	80,763	75,077
Accrued warranty	39,000	60,000
Accrued rent	37,725	23,128
Accrued inventory purchases	28,197	56,772
Customer deposits	57,965	33,872
Other	131,390	206,853

	$1,430,444	$1,362,523

9. Stockholder Line of Credit and Other Short-term Debt

Stockholder Line of Credit

     Since October 1998, the Company has maintained a working capital line of credit facility with an entity controlled by one of its principal stockholders, Mr. H.T. Ardinger, who also currently serves as a director, and Chairman of the Board of Directors of the Company. Prior to October 15, 2003, availability of funds under this facility was subject to certain borrowing base limitations based principally on qualifying accounts receivable and inventory with interest payable on demand at 12% and secured by the assets of ViewCast.com, Inc. In October 2003, ViewCast.com, Inc., Osprey Technologies, Inc. and VideoWare, Inc. (jointly and severally, “the Borrower”) amended the terms and conditions of this credit note and security agreement with the Ardinger Family Partnership, LTD. (“Lender”). As of the date of the agreement, the outstanding principal balance of the indebtedness under the original loan agreement was $7,509,582 and accrued and unpaid interest thereon was $1,243,665. Additionally, in October of 2003 the Company had outstanding $500,000 in advances from Lender for the purchase of DCi in October 2002. Effective October 15, 2003, the terms and conditions of the note agreement were amended to establish a long-term payout for

ViewCast.com, Inc.
Notes to the Consolidated Financial Statements — Continued

a majority of the note and significantly reduce the per annum interest rate from the original 12% fixed rate as follows:

1)	$1,100,000 ($600,000 principal amount from the original note and $500,000 of stockholder advances) was converted into a revolving credit note with a maximum credit line of $2,000,000. The revolving credit note accrues interest at a per annum rate equal to the lesser of prime plus 3.0% or 9.5%. Interest is payable on demand or together with principal on December 31, 2004. The note provides for automatic one-year renewals through December 31, 2006 and for certain mandatory prepayments from third party loans and equity offerings by Borrower.

2)	$6,909,582 principal amount from the original note was converted into a term note with principal and interest payable as follows:

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

The term note accrues interest at a per annum rate equal to the lesser of prime plus 3.0% or 9.5% and requires certain semi-annual mandatory prepayments equal to 25% of calculated excess cash flow.

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

     At December 31, 2003, the Company had availability under the amended stockholder line of $700,000.

     At December 31, 2003 the Company had outstanding $1,363,362 in stockholder accrued interest of which $1,006,518 has been classified as long-term.

Keltic Asset Based Revolving Credit Facility

     In October 2002, the Company acquired the assets and operations of DCi (See Note 3). Part of the acquisition transaction included the payoff of the Seller’s asset based revolving credit facility and established a new $1.5 million asset based revolving credit facility for a period of one year with Keltic. The initial loan assumed with the business combination was $531,607. Prior to renewal of the loan in October of 2003, the interest rate was, at the option of Lender, the greater of: (a) the prime rate published in the “Money Rates” column of The Wall Street Journal from time to time or, in the event that The Wall Street Journal is not available at any time, such rate published in another nationally recognized publication as determined by Lender, plus two hundred fifty (250) basis points per annum, or (b) seven and one-quarter percent (7.25%). In addition, the Company entered into a Guaranty of Payment and Performance and Subordination Agreement with Keltic relating to this facility. In October 2003, the Keltic loan was amended to extend the maturity date of the note to October 11, 2004 and to modify the interest rate to the greater of, at the option of Keltic,: (a) the prime rate plus two hundred fifty (250) basis points per annum, or (b) six and one-half percent (6.50%). Amendments were also made to lower certain “EBITDA” requirements of the loan agreement. The credit facility continues to be secured by all DCi assets and is

ViewCast.com, Inc.
Notes to the Consolidated Financial Statements — Continued

guaranteed by the Company. In October 2003, Keltic was paid $7,500 in extension fees pertaining to the note renewal with Keltic.

     During 2003, the Company reduced the Keltic note principal balance by $77,548 and at December 31, 2003 had availability of $345,000 under the revolving credit facility.

     Following is a summary of short-term debt with terms and conditions as described in the preceding paragraphs:

	December 31,
	2002	2003
Stockholder line of credit	$5,161,582	$1,300,000
Keltic asset based revolving credit facility	712,553	635,005
Other	5,152	—

	$5,879,287	$1,935,005

10. Long-term Notes Payable

     7% Senior Debentures Due 2004

     On April 28, 2000, the Company sold $4,450,000 aggregate principal amount of 7% Senior Convertible Debentures Due 2004 (the “Debentures”) pursuant to a private placement agreement dated March 28, 2000, and amended on April 28, 2000, by and among the Company and RP&C International Inc. and RP&C International Limited (the “Lead Managers”) at an initial offering price of 100% of the principal amount thereof, less 8% gross commission. In addition, the Company issued the Lead Managers a warrant (the “Warrant”) on April 28, 2000, in the name of RP&C International (Guernsey) Limited, pursuant to Regulation S, to purchase an aggregate of 89,000 shares of Common Stock, at an exercise price of $5.00 per share, subject to adjustment in the event of adjustment of the Conversion Price of the Debentures. The Warrant has a term of five (5) years and may be exercised as to all or any lesser number of shares of Common Stock covered thereby, commencing twelve (12) months after the date of issuance. The maturity date of the Debentures is April 28, 2004 and interest is payable semi-annually in arrears on May 1 and November 1, each year.

     Unless previously redeemed, the Debentures are convertible into shares of Common Stock of the Company at the option of the holder at any time at a fixed conversion price of $5.00 per share of Common Stock, subject to adjustment in certain circumstances (the “Conversion Price”). Upon voluntary conversion of any Debenture by its holder, no payment will be made for interest accrued during the period (i) from the most recent interest payment date preceding the applicable conversion date, or (ii) from the date of issuance of the Debentures if the Debenture is converted before the first interest payment (absent default by the Company, in which event interest shall continue to accrue at a specified default rate). Debentures that converted prior to the first interest payment date of November 1, 2000 converted at a ten percent (10%) discount from the then effective Conversion Price.

     During September through October 2000, holders of $3,500,000 principal amount of the Debentures exchanged their notes for 777,777 shares of common stock of the Company at a conversion price of $4.50 per share.

ViewCast.com, Inc.
Notes to the Consolidated Financial Statements — Continued

Stockholder Term Note

     In October 2003, the Company amended the terms and conditions of its then outstanding stockholder line of credit to establish a long-term payout for $6,909,582 principal amount of the note and significantly reduce the per annum interest rate from the original 12% fixed rate. The term note accrues interest at a per annum rate equal to the lesser of prime plus 3.0% or 9.5% and requires monthly principal repayments of $19,193 commencing on April 30, 2004 and continuing on the last day of each calendar month with a balloon payment for the remaining principal amount due December 31, 2006 (See Note 9).

     Following is a summary of long-term notes payable with terms and conditions as described in the preceding paragraphs:

	December 31,
	2002	2003
7% Senior Convertible Debentures due 2004	$950,000	$950,000
Stockholder term note	—	6,909,582
Other	—	22,968

Total long-term debt	950,000	7,882,550
Less current maturities	—	(1,128,483)

Total long-term notes payable	$950,000	$6,754,067

     Following are the scheduled maturities of long-term notes payable and stockholder accrued interest at December 31, 2003:

		Stockholder
	Long-Term	Accrued
Year ended December 31:	Notes Payable	Interest
2004	$1,128,483	$339,181
2005	236,061	452,242
2006	6,512,265	452,242
2007	5,741	—

Total	$7,882,550	$1,243,665

11. Income Taxes

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109), Accounting for Income Taxes. SFAS 109 requires a valuation allowance to be recorded when it is more likely than not that some portion or all of the deferred tax assets will not be realized. In the opinion of management, realization of the Company’s net operating loss carryforward is not reasonably assured, and a valuation allowance of $23,410,000 and $24,044,000 has been provided against deferred tax assets in excess of deferred tax liabilities in the accompanying consolidated financial statements at December 31, 2002 and 2003, respectively.

ViewCast.com, Inc.
Notes to the Consolidated Financial Statements — Continued

     The components of the Company’s net deferred taxes are as follows:

	December 31,
	2002	2003
Deferred tax assets:
Net operating loss carryforwards	$21,893,000	$22,665,000
Revenue deferred for financial statements, recognized for tax	319,000	30,000
Excess of tax over financial statement basis of patent	19,000	15,000
Accruals deductible for tax purposes when paid	356,000	363,000
Excess of tax over financial statement basis of of property and equipment	—	192,000
Excess of tax over financial statement basis of software development costs	933,000	798,000

Total deferred tax assets	23,520,000	24,063,000
Deferred tax liabilities:
Excess of financial statement over tax basis of goodwill and customer contracts	—	(19,000)
Excess of financial statement over tax basis of property and equipment	(110,000)	—

Net deferred tax assets	23,410,000	24,044,000
Less: valuation allowance	(23,410,000)	(24,044,000)

Net deferred taxes	$—	$—

     A reconciliation between the federal income tax benefit calculated by applying U.S. federal statutory rates to net loss and the absence of a tax benefit reported in the accompanying consolidated financial statements is as follows:

	2002	2003
U.S. federal statutory rate applied to pretax loss	$(1,396,000)	$(785,000)
State tax net of federal benefit	(147,000)	(69,000)
Change in valuation allowance	1,660,000	634,000
Other	(117,000)	220,000

	$—	$—

     At December 31, 2003 the Company has federal income tax net operating loss carryforwards of approximately $61,400,000, which expire as follows:

Year
Ended	Amount
2009	$2,700,000
2010	4,700,000
2011	4,000,000
2012	5,400,000
2018	7,700,000
2019	13,200,000
2020	8,100,000
2021	8,500,000
2022	4,400,000
2023	2,700,000

ViewCast.com, Inc.
Notes to the Consolidated Financial Statements — Continued

     The Company is subject to limitations existing under Internal Revenue Code Section 382 (Change of Control) relating to the availability of the operating loss carryforward.

     No income or foreign taxes were paid during the years ended December 31, 2002 and 2003.

12. Series D Redeemable Convertible Preferred Stock

     During October 2002 through June 2003, the Company issued 150,670 shares of Series D Preferred Stock as partial consideration for the acquisition of DCi and for related investment banking fees (See Note 3). Each share of Series D Preferred Stock has a stated value of $10.00 with an option to convert into the Company’s common stock at $1.50 per share. The Series D Preferred Stock provides redemption rights for the holders and the Company, and other rights as described in the Certificate of Designation of the Series D Preferred Stock. The Series D Preferred Stock is redeemable at its stated value at the holders’ option upon written notice at any time after October 11, 2004. The value of the 150,670 shares issued and outstanding at December 31, 2003 reflects a discount of $87,528 from the stated value of $1,506,700 and will be recorded as imputed preferred dividends until the initial redemption date of October 11, 2004. Through December 31, 2003, the Company has recognized $113,072 of dividends on the Series D Preferred Stock. The Series D Preferred Stock is redeemable at its stated value at the Company’s option upon written notice at any time after October 11, 2005 or prior to that date if the Company’s common stock has a market value of $3.75 per share for ten consecutive trading days. Holders of Series D redeemable convertible preferred stock have no voting rights except as required by law. All Series D Preferred Stock outstanding at December 31, 2003 in the amount of $1,419,172 is presented as a current liability because the initial redemption is on October 11, 2004.

13. Stockholders’ Deficit

Preferred Stock

     In December 1998 through February 1999, the Company received net proceeds of $8,834,346 from the private placement of 945,000 shares of Series B convertible preferred stock at $10 per share. Two principal stockholders of the Company purchased $4,000,000 and $2,000,000 of the offering, respectively and other existing stockholders purchased the balance of $3.45 million. The Series B preferred stock is convertible into common stock of the Company at a fixed price of $3.625 per share, subject to certain requirements, and carries a dividend of 8% per year payable in cash or common stock of the Company, at the Company’s option.

     In November 2001, the Company received net proceeds of $2,000,000 from the private placement of 200,000 shares of Series C convertible preferred stock at $10 per share with H.T. Ardinger, Jr., a principal shareholder and Chairman of the Board of the Company. The Series C preferred stock is convertible into common stock of the Company at a fixed price of $0.60 per share, subject to certain requirements, and carries a dividend of 9% per year payable in cash or common stock of the Company, at the Company’s option.

     Holders of Series B and Series C preferred stock have no voting rights except on amendments to the Company’s Articles of Incorporation to change the authorized shares, or par value, or to alter or change the powers or preferences of their respective preferred stock issues.

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

ViewCast.com, Inc.
Notes to the Consolidated Financial Statements — Continued

March 7, 2002. In March 2002, holders of $1,450,000 principal amount of Series B Convertible Preferred Stock converted their Series B shares into 2,416,666 shares of common stock at $0.60 per share.

     At December 31, 2003, the Company had a consolidated stockholders’ deficit of $7,255,322 and in accordance with Delaware law, was precluded from paying dividends on its outstanding Series B and Series C convertible preferred stock. As a result, no preferred stock dividends were declared or paid during 2002 and 2003. The Series B and Series C preferred stock issues carry cumulative dividends of 8% and 9% per year, respectively, and are generally payable semi-annually in arrears in cash or common stock of the Company, at the Company’s option. Cumulative dividends on preferred shares in arrears at December 31, 2003 are: Series B-$1,280,000, Series C-$357,534.

Common Stock

     In September 2002, stockholders of the Company approved a proposal to increase the number of authorized shares of common stock of the Company from 40,000,000 shares to 100,000,000 shares.

     During 2002, the Company received $17,467 in proceeds from the sale of 58,312 shares of common stock to employees under the terms of the Company’s Employee Stock Purchase Plan. The employee purchase price for the offering periods ended March 31, 2002 and September 30, 2002 was $0.40 and $0.21 per share, respectively.

     During 2003, the Company received $16,656 in proceeds from the sale of 110,605 shares of common stock to employees under the terms of the Company’s Employee Stock Purchase Plan. The employee purchase price for the offering periods ended March 31, 2003 and September 30, 2003 was $0.14 and $0.16 per share, respectively.

     During 2003, the Company received $8,082 from the exercise of stock options to purchase 16,666 common shares of the Company at an exercise price of $0.49 per share.

Stock Option Plans

     In April 1995, the Company adopted its 1995 Stock Plan (the 1995 Stock Option Plan) under which 2,000,000 shares of the Company’s common stock was reserved for issuance to officers, key employees and consultants of the Company. The objectives of the stock plan are to attract and retain qualified personnel for positions of substantial responsibility and to provide additional incentives to employees and consultants to promote the success of the Company’s business. Options granted under the plan may be incentive stock options or non-qualified stock options. The plan is administered by the Board of Directors. The options are granted at the discretion of the Board of Directors at an option price per share not less than fair market value at the date of grant. In July 1999 and August 2000, stockholders of the Company approved proposals to increase the number of shares available for issuance under the 1995 Stock Plan to 4,900,000 and 5,900,000, respectively.

     In April 1995, the Company also adopted the 1995 Director Option Plan under which 250,000 shares of the Company’s common stock are reserved for issuance to outside directors of the Company. The objective of the director plan is to attract and retain qualified personnel for service as outside directors of the Company and to encourage their continued service to the Board. Only non-qualified stock options may be granted. Grants under the plan are automatic and nondiscretionary and are issued at an option price per share not less than fair market value at the date of grant. In September 2002, stockholders of the Company approved a proposal to increase the number of shares available for issuance under the 1995 Director Option Plan from 250,000 shares to 500,000 shares.

     The Company has issued non-qualified stock options to non-employees and consultants of the Company and accounts for these issuances by estimating their fair value at date of grant using the Black-Scholes option—pricing model. An expense is recognized ratably over the vesting period of the option provided all material terms of the agreement are defined. In instances where the terms are not defined, the option is accounted for as a variable plan and an expense is recognized over the expected period of benefit

ViewCast.com, Inc.
Notes to the Consolidated Financial Statements — Continued

of the option. Expenses related to these options are recorded based on an estimate of the options value computed at the end of each reporting period. The final expense for the variable plan is recorded when all material terms, i.e. — the number and exercise price of the options, are known and the options have been earned. Expense of $950 and $848 has been recognized for the years ended December 31, 2002 and 2003, respectively. These amounts have been aggregated with the valuation of warrants and disclosed as a component of Consolidated Statements of Stockholders’ Equity.

     Following is a summary of stock option activity from January 1, 2002 through December 31, 2003:

	Stock Options
			Weighted-
			Average
	Number	Price Per	Exercise Price
	of Shares	Share	Per Share
Outstanding at January 1, 2002	4,045,663	$0.58-$9.00	$3.29
Granted	1,356,500	0.26 - 0.49	0.42
Canceled/forfeited	903,747	0.28 - 8.75	3.45

Outstanding at December 31, 2002	4,498,416	0.26 - 9.00	2.39
Granted	75,250	0.20 - 0.68	0.46
Exercised	16,666	0.49	0.49
Canceled/forfeited	1,140,439	0.26 - 5.50	1.80

Outstanding at December 31, 2003	3,416,561	$0.20-$9.00	$2.55

     The weighted-average grant-date fair value of options granted was $0.34 and $0.36 for the years ended December 31, 2002 and 2003, respectively.

     The following information applies to options outstanding at December 31, 2003:

Options Outstanding				Options Exercisable
Weighted-
		Average	Weighted-		Weighted
Range of	Outstanding at	Remaining	Average	Exercisable at	-Average
Exercise	December 31,	Contractual	Exercise	December 31,	Exercise
Prices	2003	Life	Price	2003	Price
$0.01 — 1.00 1.01 — 2.00 2.01 — 3.00 3.01 — 4.00 4.01 — 5.00 5.01 — 6.00 6.01 — 7.00 7.01 — 8.00 8.01 — 9.00	1,124,304 795,691 420,550 184,500 118,666 330,850 17,000 410,000 15,000	8.5 7.1 3.1 3.7 4.1 5.9 6.1 5.7 5.3	$0.43 1.15 2.51 3.80 4.43 5.70 6.64 7.10 9.00	637,378 459,269 384,960 181,750 117,582 265,098 13,116 222,499 15,000	$0.46 1.15 2.51 3.80 4.43 5.69 6.65 7.10 9.00

	3,416,561	6.5	$2.55	2,296,651	$2.75

Employee Stock Purchase Plan

     In May 1995, the Company established an Employee Stock Purchase Plan (ESPP) to provide employees of the Company with an opportunity to purchase common stock through payroll deductions. Under the ESPP, 250,000 shares of common stock were initially reserved for issuance, subject to certain

ViewCast.com, Inc.
Notes to the Consolidated Financial Statements — Continued

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

     Each ESPP offering is for a period of six months with commencement dates of the offering periods beginning April 1 and October 1 of each year. Eligible employees may participate in the ESPP by authorizing payroll deductions during an offering period within a percentage range determined by the Board of Directors. Initially, the amount of authorized payroll deductions is not more than ten percent of an employee’s cash compensation during an offering period not to exceed $25,000 per year. Amounts withheld from payroll are applied at the end of each offering period to purchase shares of common stock. Participants may withdraw their contributions at any time before stock is purchased, and in the event of withdrawal such contributions will be returned to participants. The purchase price of the common stock is equal to eighty-five percent (85%) of the lower of (i) the market price of common stock immediately before the beginning of the applicable offering period or (ii) the market price of common stock at the end of each offering period. The Company pays all expenses incurred in connection with the implementation and administration of the ESPP. The ESPP terminates in April 2005.

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

     Following is a summary of warrant activity from January 1, 2002 through December 31, 2003:

	Warrants
			Weighted-
	Number of	Exercise	Average
	Warrants	Price	Exercise Price
Outstanding and exercisable at January 1, 2002	4,095,120	$1.00 - $4.50	4.44
Granted	—	—	—
Exercised	—	—	—
Canceled	173,108	3.00 - 3.63	3.54

Outstanding and exercisable at December 31, 2002	3,922,012	1.00 - 5.00	1.64
Granted	—	—	—
Exercised	—	—	—
Canceled	—	—	—

Outstanding and exercisable at December 31, 2003	3,922,012	$1.00 - 5.00	$1.09

     In addition, at December 31, 2003 the Company’s lead underwriter for the initial public offering and assignees held representative warrants to purchase 122,500 full units at $6.44 per unit and 17,500 partial units at $6.30 per share, each full unit consisting of one share of common stock at $6.30 and one public warrant at $0.14. Each Public Warrant, when exercised, entitles the holder to purchase one share of common stock at $1.00.

ViewCast.com, Inc.
Notes to the Consolidated Financial Statements — Continued

     At December 31, 2003, the Company had outstanding 2,616,348 redeemable common stock public warrants that were issued in connection with the Company’s initial public offering, as well as 1,183,332 redeemable private warrants, with terms similar to the public warrants, that were issued in connection with the early exercise of private warrants during 1998. When initially issued, each redeemable warrant entitled the holder to purchase 1.0 share of common stock at $4.50, subject to adjustment under certain circumstances. In October 1998, the Company reduced the effective exercise price of its then redeemable warrants from $4.50 to $4.19 per share of common stock in accordance with the provisions of its warrant agreements, whereby each redeemable warrant entitled the holder to purchase 1.074 shares for $4.50. In January 2002, the Company extended the expiration date of its outstanding public and public equivalent warrants to February 3, 2005 from February 3, 2002. Additionally, effective March 1, 2002, the Company decreased the effective exercise price per share of common stock from $4.19 to $1.00, which was above the market price at that date. Both the public and private redeemable warrants are redeemable by the Company, upon notice of not less than thirty days, at a price of $.10 per warrant, provided that the closing price or bid price of the common stock for any twenty trading days within a period of thirty consecutive trading days ending on the fifth day prior to the day on which the Company gives notice of redemption has been at least $6.75 (subject to adjustment under certain circumstances).

     At December 31, 2003, the Company also had outstanding 122,332 non-redeemable private warrants with exercise prices ranging from $1.00 to $5.00 per share and with varying expiration dates through February 2007.

14. Employee Benefit Plan

     Effective March 1, 1997, the Company adopted a profit sharing plan pursuant to Section 401(k) of the Internal Revenue Code whereby participants may elect to contribute up to twenty percent (20%) of their compensation subject to statutory limitations. The plan provides for discretionary matching and profit sharing contributions by the Company. All employees are eligible to participate in the plan provided they meet minimum age requirement of eighteen. For the years ended December 31, 2002 and 2003, the Company made no matching or profit sharing contributions.

15. Commitments and Contingencies

     The Company leases various office and manufacturing space at various locations under non-cancelable operating leases extending through 2008. The Company also leases certain office and computer equipment under non-cancelable operating leases. Future minimum operating lease payments with initial or remaining terms of one year or more are as follows:

Operating
Leases
Year ended December 31:
2004	$529,742
2005	665,642
2006	327,056
2007	33,623
2008	8,185

Total minimum lease payments	$1,564,248

     Rent expense was $592,777 and $613,114 for the years ended December 31, 2002 and 2003, respectively.

ViewCast.com, Inc.
Notes to the Consolidated Financial Statements — Continued

16. Segment Information

     Prior to October 2002, the Company’s organizational structure was based on one business segment engaged in the design, development and marketing of video products, systems and services. Since the acquisition of Delta Computec Inc. in October 2002, the Company now operates in two distinct business segments as follows:

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

Video Distribution and Networking Products

     This business segment is engaged in designing, developing and marketing video communications products and services. It includes operations of the Company’s Osprey® line of video capture and video compression-decompression cards, its ViewCast IVN and Viewpoint VBX™ video distribution systems, and its Niagara™ line of encoding and streaming video servers. The Company markets its video products and services directly to end-users, through original equipment manufacturers, value-added resellers and computer system integrators, worldwide.

Corporate

     The corporate functions of human resources, legal, financial reporting, accounting, risk management are located in Dallas, TX. Operating expenses not distributed to business segments include certain officers’ salaries, investor relations, shareholder meetings, and other corporate facility expenses.

     The Company’s underlying accounting records are maintained on a legal entity basis for government and public reporting requirements. Segment disclosures are on a performance basis consistent with internal management reporting. The Company evaluates performance based on sales, gross margins and operating income and expense. Not all corporate operating expenses are distributed to the business segments. The accounting policies of the segments are the same as those described in Note 2 — Summary of Significant Policies.

     The following tables provide financial data by segment for 2002 and 2003:

Summary of Sales by Geographic Area:

		Video
		Distrubiton
	IT Services,	& Networking
	Products	Products	Total	%
2003
United States	$12,159,250	$5,292,079	$17,451,329	83.45%
Europe	—	1,345,602	1,345,602	6.43%
Pacific Rim	—	1,694,481	1,694,481	8.10%
Other	—	420,767	420,767	2.01%

Total	$12,159,250	$8,752,929	$20,912,179	100.00%

ViewCast.com, Inc.
Notes to the Consolidated Financial Statements — Continued

Summary of Sales by Geographic Area (Continued):

		Video
		Distrubiton
	IT Services,	& Networking
	Products	Products	Total	%
2002
United States	$2,542,109	$4,118,998	$6,661,107	63.88%
Europe	—	1,474,982	1,474,982	14.15%
Pacific Rim	—	1,719,560	1,719,560	16.49%
Other	—	571,891	571,891	5.48%

Total	$2,542,109	$7,885,431	$10,427,540	100.00%

Summary of Operations by Operating Segment:

		Video
		Distribution
	IT Services,	& Networking	Unallocated
	Products	Products	Corporate	Total
2003
Total sales	$12,159,250	$8,773,985	$—	$20,933,235
Intersegment sales	—	(21,056)	—	(21,056)

Revenue from external customers	$12,159,250	$8,752,929	$—	$20,912,179

Gross profit	$3,290,758	$5,224,531	$—	$8,515,289
Operating income (loss)	$579,598	$(904,344)	$(1,062,968)	$(1,387,714)
Total assets	$5,485,041	$2,696,980	$223,932	$8,405,953
Goodwill	$1,041,430	$—	$—	$1,041,430
Customer contracts, net	$396,389	$—	$—	$396,389
Capital additions	$408,390	$66,676	$24,377	$499,443

		Video
		Distribution
	IT Services,	& Networking	Unallocated
	Products	Products	Corporate	Total
2002
Total sales	$2,547,109	$7,885,431	$—	$10,432,540
Intersegment sales	—	(5,000)	—	(5,000)

Revenue from external customers	$2,547,109	$7,880,431	$—	$10,427,540

Gross profit	$590,013	$4,310,883	$—	$4,900,896
Operating loss	$(4,841)	$(2,667,592)	$(1,730,000)	$(4,402,433)
Total assets	$4,255,265	$3,089,180	$313,698	$7,658,143
Goodwill	$1,041,430	$—	$—	$1,041,430
Capital additions	$56,305	$34,179	$17,003	$107,487

ViewCast.com, Inc.
Notes to the Consolidated Financial Statements — Continued

17. Related Party Transactions

     Since October 1998, the Company has maintained a working capital line of credit facility with a partnership controlled by one of its principal stockholders and Chairman of the Board of the Company, H. T. Ardinger, Jr. Prior to October 15, 2003, availability of funds under the facility was subject to certain borrowing base limitations based principally on qualifying accounts receivable and inventory. Effective October 15, 2003, terms and conditions of this note were amended to eliminate the borrowing base restrictions, establish a long-term payout for a majority of the note principal and accrued interest, and significantly reduce the per annum interest rate to the lesser of prime plus 3.0% or 9.5% from 12% (See Note 9). During 2002, the Company paid interest of $64,690 to the partnership. No interest was paid to the partnership during 2003.

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

     On October 11, 2002, the Company completed the acquisition of the assets and operations of Delta Computec Inc. The closing cash payment in the amount of $500,000 was funded from an advance from one of its principal stockholders and Chairman of the Board of the Company, H.T. Ardinger, Jr. In October 2003, the advance was rolled into a revolving line of credit note facility with an entity controlled by Mr. Ardinger (See Note 9).

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     There have been no disagreements concerning any matter of accounting principle or financial statement disclosure between the Company and its independent auditors, Grant Thornton LLP.

Item 8A. Controls and Procedures

     Management, including the Company’s President and Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based upon that evaluation, the President and Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

     There have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation that occurred during the Company’s last fiscal quarter that has materially affected, or that is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 9. Directors and Executive Officers of the Registrant

     The information required by this item is incorporated by reference to the Proxy Statement.

Code of Ethics

     The Company has adopted a Corporate Compliance, Program guidelines and Ethics Policy which applies to all employees and officers of the Company and its subsidiaries, including the principal executive officer, principal financial officer, principal accounting officer or controller or person performing similar functions for the Company and its subsidiaries. This policy meets the requirements of a “code of ethics” as defined by Item 406 of Regulation S-B and is filed as Exhibit 14.1 to this report.

Item 10. Executive Compensation

     The information required by this item is incorporated by reference to the Proxy Statement.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     The information required by this item is incorporated by reference to the Proxy Statement.

Equity Compensation Plan Information

     The following table sets forth certain information as of December 31, 2003 concerning outstanding awards and securities available for future issuance pursuant to ViewCast’s equity compensation plans.

Number of securities
	Number of securities		remaining available for
	to be issued upon	Weighted-average	future issuance under equity
	exercise of	exercise price of	compensation plans
	outstanding options,	outstanding options,	(excluding securities
Plan category	warrants and rights	warrants and rights	reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	3,416,561	$2.55	2,070,924
Equity compensation plans not approved by security holders	—	—	—
Total	3,416,561	$2.55	2,070,924

Item 12. Certain Relationship and Related Transactions

     The information required by this item is incorporated by reference to the Proxy Statement.

Item 13. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	(1)	The following consolidated financial statements required by
this item are included in Part II Item 8 of this report:

(2)	Listing of Exhibits:

EXHIBIT INDEX

Exhibit
Page
No.	Description of Exhibit
2	Agreement and Plan of Merger and Reorganization (1)
3(a)	Certificate of Incorporation (1)
3(b)	Amendment to Certificate of Incorporation (1)
3(c)	Restated By-Laws (3)
3(d)	Certificate of Designations of Series B Convertible Preferred Stock (4)
3(e)	Certificate of Designations of Series C Convertible Preferred Stock (7)
3.1	Certificate of Designation of Series D Redeemable Convertible Preferred Stock of ViewCast.com, Inc. dated as of October 10, 2002. (9)
4(a)	Form of Common Stock Certificate (1)
4(b)	Form of Warrant Certificate (1)
4(c)	Form of Warrant Agreement between ViewCast and Continental Stock Transfer & Trust Company (1)

Exhibit
Page
No.	Description of Exhibit
4(d)	Form of Representative’s Warrant Agreement (1)
4(e)	Form of Trust Indenture — $5,000,000 8% Senior Convertible Notes Due 2002 (2)
4(f)	Form of Lead Managers Warrant Agreement (2)
5(a)	Form of Opinion of Thacher Proffit Wood as to the legality of securities being registered. (6)
9(a)	Voting Trust Agreement between Robert M. Sterling, Jr. and Thomas E. Brown (1)
9(b)	Voting Trust Agreement between Robert P. Bernardi and Richard Bernardi (1)
9(c)	Form of Lock-Up Agreement (1)
9(d)	Lock-Up Agreement with Robert Sterling Trust (1)
9(e)	Lock-Up Agreement with Robert Bernardi Trust (1)
9(f)	Lock-Up Agreement with Michael Nissenbaum (1)
10(a)	Modified Employment Agreement between ViewCast and Glenn A. Norem (1)
10(b)	Modified Consulting Agreement between ViewCast and Sterling Capital Group Inc. (1)
10(c)	Form of Indemnification Agreement between ViewCast and Executive Officers and Directors (1)
10(d)	1995 Stock Option Plan (1)
10(e)	1994 Stock Option Plan (1)
10(f)	1993 Viewpoint Stock Plan (1)
l0(g)	1995 Director Option Plan (1)
10(h)	Lease Agreement between ViewCast and Metro Squared, L P(1)
10(i)	Employee Stock Purchase Plan (1)
l0(j)	Licensing Agreement between ViewCast and Boca Research, Inc. (1)
10(k)	Agreement between ViewCast and Unisys™ (1)
10(l)	Employment Agreement between ViewCast and Philip M. Colquhoun (1)
10(m)	Employment Agreement between ViewCast and William S. Leftwich (1)
10(n)	Employment Agreement between ViewCast and David T. Stoner (1)
10(o)	Employment Agreement between ViewCast and Neal Page (1)
10(p)	Employment Agreement between ViewCast and A. David Boomstein (1)
10(r)	Lease between ViewCast and Burlingame Home Office, Inc. (1)
10(s)	Lease between ViewCast and Family Funds Partnership (1)
10(t)	Agreement between ViewCast and Catalyst Financial Corporation (1)

Exhibit
Page
No.	Description of Exhibit
10(u)	Promissory Note by ViewCast payable to Robert Rubin dated September 5, 1996. (1)
10(v)	Promissory Note by ViewCast payable to M. Douglas Adkins dated November 15, 1996. (1)
10(w)	Promissory Note by ViewCast payable to H.T. Ardinger dated November 15, 1996. (1)
10(x)	Promissory Note by ViewCast payable to H.T. Ardinger dated January 15, 1997. (1)
10(y)	Promissory Note by ViewCast payable to Adkins Family Partnership, Ltd. dated January 15, 1997. (1)
10(z)	Lease between ViewCast and the Air Force Association. (2)
10(aa)	Lease between ViewCast and Airport Boulevard Partners, LLC. (2)
10(bb)	Stock Purchase Agreement between ViewCast and Tadeo Holdings, Inc. (5)
10(cc)	Working Capital Line of Credit Loan Agreement between ViewCast and the Ardinger Family Partnership, Ltd. (5)
10(dd)	Sublease Agreement between ViewCast and Host Communications, Inc. (7)
10(ee)	Letter Agreement dated May 6, 2002 between ViewCast and the Ardinger Family Partnership, Ltd. to exchange available-for-sale securities for a principal reduction in asset based lending line-of-credit (8)
10.1	Asset Purchase Agreement among Delta Computec Inc., NQL Inc. and ViewCast.com, Inc. dated as of May 31, 2002. (9)
10.2	Registration Rights Agreement by and among ViewCast.com, Inc. and Delta Computec Inc. dated as of October 11, 2002. (9)
10.3	Non-Competition Agreement by and among Delta Computec Inc., NQL Inc. and ViewCast.com, Inc. dated as of October 11, 2002 (9)
10.4	Escrow Agreement by and among ViewCast.com, Inc., Delta Computec Inc. and The Bank of New York Trust Company of Florida, N.A. dated as of October 11, 2002. (9)
10.5	Revolving Loan Agreement between MMAC Communications Corp. and Keltic Financial Partners, LP dated as of October 11, 2002. (9)
10.6	Guaranty of Payment and Performance from ViewCast.com, Inc. to Keltic Financial Partners, LP dated as of October 11, 2002. (9)
10.7	Subordination Agreement by and among Keltic Financial Partners, LP, MMAC Communication Corp. and ViewCast.com, Inc. dated as of October 11, 2002. (9)
10.8	General Security Agreement by and between MMAC Communications Corp. and Keltic Financial Partners, LP dated as of October 11, 2002. (9)
10.9	Revolving Note by MMAC Communications Corp. in favor of Keltic Financial Partners, LP dated as of October 11, 2002. (9)
10.10	Lease by and between Forsgate Industrial Complex and Delta Computec Inc. dated as of July 23, 1991. (9)
10.11	Second Amendment to Lease by and between Forsgate Industrial Complex and Delta Computec Inc. dated as of March 29, 2001. (9)
10.12	Sublease Agreement by and between Delta Computec Inc. and Ameriban Inc. dated as of December 31, 1997. (9)
10.13	Third Amendment to Sublease Agreement and Renewal of Sublease by and between Delta Computec Inc. and Ameriban, Inc. dated as of January 3, 2001. (9)
10.14	Employment Agreement by and between ViewCast Corporation and John DeVito dated as of August 6, 2002. (9)
10.15	Form of Amended and Restated Security Agreement dated October 15, 2003 between ViewCast.com, Inc. and the Ardinger Family Partnership, LTD. (10)

Exhibit
Page
No.	Description of Exhibit
10.16	Form of Amended and Restated Pledge Agreement dated October 15, 2003 between ViewCast.com, Inc. and the Ardinger Family Partnership, LTD. (10)
10.17	Form of First Amendment to the Revolving Loan Agreement dated October 11, 2003 between Delta Computec Inc. and Keltic Financial Partners, LP. (10)
14.1	Code of Ethics*
21	List of Subsidiaries of ViewCast. (1)
23.1	Consent of Grant Thornton LLP*
31.1	Certifications furnished pursuant to section 302 of the Sarbanes-Oxley act of 2002*
32.1	Statements furnished pursuant to section 906 of the Sarbanes-Oxley act of 2002*

*	Filed herewith.

(1)	Incorporated by reference to the Registration Statement on Form SB-2 and all amendments thereto as declared effective on February 4, 1997.

(2)	Incorporated by reference to Form 10-KSB/A filed April 15, 1998.

(3)	Incorporated by reference to Form 10-QSB filed November 13, 1998

(4)	Incorporated by reference to Form 8-K filed March 15, 1999.

(5)	Incorporated by reference to Form 10-KSB filed March 26, 1999.

(6)	Incorporated by reference to Form S-3 file May 6, 1999.

(7)	Incorporated by reference to Form 10-K filed April 16, 2002.

(8)	Incorporated by reference to Form 10-Q filed May 20, 2002

(9)	Incorporated by reference to Form 8-K filed October 25, 2002

(10)	Incorporated by reference to Form 10-Q filed November 14, 2003

(b)	Reports on Form 8-K

On November 17, 2003, the Company filed a Form 8-K inclusive of a press release announcing its operating results for the quarter ended September 30, 2003.

Item 14. Principal Accountant Fees and Services

     The information required by this item is incorporated by reference to the Proxy Statement.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date	ViewCast.com, Inc.

March 30, 2004	By:	/s/ Laurie L. Latham
Laurie L. Latham
Chief Financial Officer and Senior Vice President of Finance and Administration

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date	ViewCast.Com, Inc.

March 30, 2004	By:	/s/ H.T. Ardinger, Jr.
H.T. Ardinger, Jr.
Director and Chairman of the Board

March 30, 2004	By:	/s/ George C. Platt
George C. Platt
Director, President and Chief Executive Officer

March 30, 2004	By:	/s/ Laurie L. Latham
Laurie L. Latham
Chief Financial Officer and Senior Vice President of Finance and Administration

March 30, 2004	By:	/s/ Joseph W. Autem
Joseph W. Autem
Director

March 30, 2004	By:	/s/ David A. Dean
David A. Dean
Director

EXHIBIT INDEX FOR DOCUMENTS FILED WITH THIS REPORT

Exhibit
No.	Description of Exhibit
14.1	Code of Ethics
23.1	Consent Of Grant Thornton LLP
31.1	Rule 13a-14(a)/15d-14(a) Certifications
32.1	Section 1350 Certifications