Form 10KSB/A
period 2003-12-31
VIEWCAST COM INC
filed 2004-04-29
CIK 921313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-KSB/A

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2003.

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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

Check whether issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ or No ☐.

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

State the aggregate market value of the voting and non-voting common stock held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of April 15, 2004 was $11,393,404. As of April 15, 2004, there were 20,700,492 shares of the Company’s common stock (par value $0.0001) outstanding.

Documents incorporated by reference: None

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

     Video Communications Products and Services – This business segment is engaged in designing, developing and marketing video communications products and services. The products enable sophisticated video processing and communications and include the Osprey® line of video capture and video compression-decompression cards, the ViewCast IVN™ (Interactive Video Network) and Viewpoint VBX® video distribution systems, the Niagara™ line of video encoding systems and servers, and related application software such as SimulStream™ and SCX™. These products are installed in computers, appliances or within a communications network and are used for a variety of video communication applications, including corporate communications, information gathering, security, training, distance learning, conferencing, Internet video and broadcast applications. Corporations, media organizations, financial institutions, educational networks, healthcare facilities, and government agencies utilize our products and services, as do their customers, vendors and others with whom they may communicate. ViewCast markets its video products and services directly to end-users, through original equipment manufacturers (“OEMs”), value-added resellers (“VARs”) and computer system integrators, worldwide.

     IT Services and Products – This business segment includes the operations of DCi which provides customized network support, Internet and Intranet consulting, networking, maintenance and disaster recovery services as well as computer and networking product sales to Fortune 500 and 1000 companies. Customers include financial institutions, accounting firms, healthcare providers, pharmaceutical companies and educational institutions primarily in the northeastern United States.

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

     With low cost and highly versatile networks propagating throughout the media, business, government, and education arenas, these organizations increasingly expect video to be an integral part of their communications and information source in parallel with data, text and voice. Video can utilize existing network capabilities and equipment but is enhanced with the appropriate matching of hardware, software and networks for the specific application. We believe organizations seek video products and services from network integrators and suppliers to implement and support workable solutions for their applications. We believe there will be increased usage of products and services that enable video communication within the desired quality, scalability and affordability parameters.

How ViewCast Addresses the Industry.

     ViewCast is addressing video applications with its products, technology, expertise and services.

     The chart below shows some of the leading video applications and the ViewCast video communications core products that are combined with codecs, gateways and endpoint technologies from other leading manufacturers to address these applications.

ViewCast
IVN and
		Viewpoint	Niagara
	Osprey Video	VBX	Encoders,
	Capture	Switches,	Servers and
	Cards and	Servers, and	SCX
	Codecs	Gateway	Software
Video Content Capture	x		x
Video Conversion/Editing	x		x
Desktop Video Conferencing		x	x
Group Video Conferencing		x	x
Distance Learning and Training		x	x
Premise Distribution of TV/Video		x	x
Security and Surveillance	x	x	x
Video Analysis	x	x	x
Marketing and Promotional		x	x
Media and Entertainment	x		x

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

The ViewCast Strategy

     Our objective is to further establish ViewCast as a leading provider of video communications products and services and to enhance the provision of IT services to organizations and global enterprises. Our skills are applied to the processing, distribution and use of high-quality video along with networked data, text and voice. Our initiatives are directed to increase top line revenue, produce profitable results and increase balance sheet strength through the following:

•	Focus Our Products on Applications and Leverage Our Expertise — Leveraging our current expertise and successful products and services, we are emphasizing features and functions that provide an application solution for our customers. Thus, we believe we are positioned to grow with the market and the economy to build market share and add revenues.

•	Continue to Increase and Enhance Our Strategic Partnerships — We have established significant industry partnerships with leaders in the technology and video industry. We intend to strengthen these partnerships and continue to establish new partnerships to enhance endorsements, referrals, technology, product development, channel distribution, and sales. We seek companies who can add valuable services, technology or bundling opportunities to our offerings with the potential of future co-development, merger or acquisition by ViewCast.

•	Expand Sales, Marketing and Distribution — During 2004, we believe investment in additional marketing and sales initiatives will be appropriate with the economy improving and the market more conducive to technology purchases including the system and application software areas. Our strategy is to utilize a combination of increased marketing exposure with our direct sales force, resellers, system integrators, OEMs and custom application developers to distribute and expand our product and service solutions.

•	Maintain Efficient Operations — We have reduced operating costs associated with our video communications segment significantly during 2003 and shall continue to monitor expenses during 2004.

•	Implement Growth and Strategic Alternatives/ Increase Financial Strength — We intend to continue to progress on plans and initiatives to increase the revenue growth rate and financial resources of the ViewCast, including seeking additional product, technology or channel related acquisitions.

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

Financial Highlights of 2003

     In 2003, ViewCast doubled revenues and reduced the net loss by 42% over the prior year. ViewCast experienced in 2003 an overall increase in total sales to $20,912,179 and a significant decline in net loss to $2,354,505 compared to the prior year sales of $10,427,540 and net loss of $4,104,795. The year 2003 was the first to include a full year of operational results for the IT services and products segment whereas the prior year included operations for the fourth quarter only after the acquisition of DCi in October 2002. Growth in sales from the video communications segment contributed to higher sales in 2003 including increases from Osprey® of 11% and from system sales of 18% compared the prior year

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

Critical Accounting Policies

     Management’s discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. We review the accounting policies we use in reporting our financial results on a regular basis. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an on-going basis we evaluate our estimates, including those related to accounts receivable, inventories, investments, warranty obligations, income taxes, restructuring and contingencies and litigation. Our estimates are based on historical experience and other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. In addition to the items listed above which are affected by estimates, we believe that the following are among critical accounting policies used in the preparation of our consolidated financial statements:

▪	Revenue Recognition – We apply provisions of SEC Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements as revised by SAB 104, Revenue Recognition, SOP 97-2, Software Revenue Recognition, as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions and EITF 00-21, Revenue Arrangements with Multiple Deliverables to transactions involving sales of our hardware and software products. Under these guidelines, we recognize revenue on transactions where persuasive evidence of an arrangement exists, title has transferred, product payment is not contingent upon performance of installation or service obligations, the price is fixed or determinable and payment is reasonably assured. We accrue warranty costs and sales allowances for promotional activities at time of shipment based on historical experience. In addition, we defer revenue associated with maintenance and support contracts and recognize revenue ratably over their term.

▪	Allowance for Doubtful Accounts – We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers or distribution partners were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

▪	Excess and Obsolete Inventories – We write down our inventories for estimated obsolescence and unmarketable inventory equal to the difference between the cost of the inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less than those projected by management, additional write-downs may be required.

▪	Deferred Taxes – We record a valuation allowance to reduce our deferred tax assets to an amount that we believe is more likely than not to be realized. In our opinion, realization of our net operating loss carryforward is not reasonably assured, and a valuation allowance has been provided against deferred tax assets in excess of deferred tax liabilities in the accompanying consolidated financial statements. However, should we in the future determine that realization of deferred tax assets in excess of recorded amounts is likely, an adjustment to the deferred tax assets would increase income in the period such determination was made.

Results of Operations

Year Ended December 31, 2003 compared to Year Ended December 31, 2002.

     Net Sales. Net sales for the year ended December 31, 2003 increased 100.5% to $20,912,179 from $10,427,540 reported in 2002. The overall increase was due principally to inclusion of DCi’s operations for a full year during 2003 versus the last quarter of 2002(an increase to $12,159,250 in 2003 from $2,547,109 in 2002), and an increase in both Osprey and system sales from the prior year. Total 2003 sales of $8,773,985 for the video communications products segment increased by 11.3%, compared to 2002, reflecting some firming in economic conditions and increased technology spending levels beginning in 2003.

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

GRANT THORNTON LLP

Dallas, Texas
March 26, 2004

VIEWCAST.COM, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2002	2003
ASSETS
Current assets:
Cash and cash equivalents	$288,519	$299,764
Accounts receivable, less allowance for doubtful accounts of $144,000 and $86,000 at December 31, 2002 and 2003, respectively	2,515,164	3,212,595
Inventories	1,598,019	1,554,754
Prepaid expenses	86,906	185,377
Deferred charges	43,395	23,177

Total current assets	4,532,003	5,275,667

Property and equipment, net	1,795,809	1,578,709
Goodwill	1,041,430	1,041,430
Customer contracts, net	—	396,389
Software development costs, net	68,713	—
Deferred charges	92,707	—
Deposits	127,481	113,758

Total assets	$7,658,143	$8,405,953

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,818,991	$1,289,730
Accrued expenses	1,430,444	1,362,523
Deferred revenue	905,632	765,777
Advance from stockholder	500,000	—
Stockholder line of credit	5,161,582	1,300,000
Short-term debt, other	717,705	635,005
Current maturities of long-term debt	—	1,128,483
Series D redeemable convertible preferred stock	—	1,419,172

Total current liabilities	10,534,354	7,900,690

Long-term debt less current maturities	950,000	17,224
Stockholder note payable	—	6,736,843
Stockholder accrued interest	—	1,006,518
Series D redeemable convertible preferred stock	987,120	—

Commitments and contingencies	—	—

Stockholders’ deficit:
Convertible preferred stock, $0.0001 par value:
Authorized shares - 5,000,000
Series B - issued and outstanding shares - 800,000	80	80
Series C - issued and outstanding shares - 200,000	20	20
Common stock, $.0001 par value:
Authorized shares - 100,000,000 Issued shares - 20,822,847 and 20,950,118 at December 31, 2002 and 2003, respectively	2,083	2,095
Additional paid-in capital	55,685,444	55,597,946
Accumulated deficit	(60,489,052)	(62,843,557)
Treasury stock, 261,497 shares at cost	(11,906)	(11,906)

Total stockholders’ deficit	(4,813,331)	(7,255,322)

Total liabilities and stockholders’ deficit	$7,658,143	$8,405,953

The accompanying notes are an integral part of these consolidated statements.

VIEWCAST.COM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2002	2003
Net sales	$10,427,540	$20,912,179
Cost of sales (includes depreciation of $54,940 and $282,591 for the years ended December 31, 2002 and 2003, respectively)	5,526,644	12,396,890

Gross profit	4,900,896	8,515,289

Operating expenses:
Selling, general and administrative	5,248,892	6,987,249
Research and development	2,936,778	2,346,187
Restructuring charge	270,000	—
Depreciation and amortization	847,659	569,567

Total operating expenses	9,303,329	9,903,003

Operating loss	(4,402,433)	(1,387,714)

Other income (expense):
Dividend and interest income	1,737	1,293
Interest expense	(790,081)	(965,975)
Gain on sale of available-for sale securities	1,071,891	—
Other	14,091	44,891

Total other income (expense)	297,638	(919,791)

Net loss before income taxes	(4,104,795)	(2,307,505)
Income tax expense	—	47,000

NET LOSS	$(4,104,795)	$(2,354,505)

Preferred dividends	(799,628)	(940,963)

Net loss applicable to common stockholders	$(4,904,423)	$(3,295,468)

Net loss per share - basic and diluted	$(0.24)	$(0.16)

Weighted average number of common shares outstanding	20,133,436	20,622,427

The accompanying notes are an integral part of these consolidated statements.

VIEWCAST.COM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2003

	Series B		Series C
	Convertible		Convertible
	Preferred Stock		Preferred Stock		Common Stock
	Shares	Par Value	Shares	Par Value	Shares	Par Value
Balance, January 1, 2002	945,000	$95	200,000	$20	18,347,869	$1,835
Conversion of Series B convertible preferred stock to common stock	(145,000)	$(15)	—	$—	2,416,666	$242
Sale of common stock, employee stock purchase plan	—	—	—	—	58,312	6
Value of options issued for consulting services	—	—	—	—	—	—
Unrealized loss on securities reported at fair value	—	—	—	—	—	—
Reclassification of unrealized gain on securities reported at fair value to realized gain upon disposition	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—
Net loss	—	—	—	—	—	—
Comprehensive loss

Balance, December 31, 2002	800,000	$80	200,000	$20	20,822,847	$2,083
Value of options issued for consulting services	—	—	—	—	—	—
Imputed redeemable convertible preferred stock dividends - Series D	—	—	—	—	—	—
Sale of common stock, employee stock purchase plan	—	—	—	—	110,605	11
Exercise of employee stock options	—	—	—	—	16,666	1
Net loss	—	—	—	—	—	—

Balance, December 31, 2003	800,000	$80	200,000	$20	20,950,118	$2,095

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Additional	Other			Total
	Paid-in	Comprehensive	Accumulated	Treasury	Stockholders’
	Capital	Income (Loss)	Deficit	Stock	Deficit
Balance, January 1, 2002	$55,667,260	$524,812	$(56,384,257)	$(11,906)	$(202,141)
Conversion of Series B convertible preferred stock to common stock	$(227)	$—	$—	$—	$—
Sale of common stock, employee stock purchase plan	17,461	—	—	—	17,467
Value of options issued for consulting services	950	—	—	—	950
Unrealized loss on securities reported at fair value	—	(136,837)	—	—	(136,837)
Reclassification of unrealized gain on securities reported at fair value to realized gain upon disposition	—	(441,870)	—	—	(441,870)
Foreign currency translation adjustment	—	53,895	—	—	53,895
Net loss	—	—	(4,104,795)	—	(4,104,795)

Comprehensive loss					(4,629,607)

Balance, December 31, 2002	$55,685,444	$—	$(60,489,052)	$(11,906)	$(4,813,331)
Value of options issued for consulting services	848	—	—	—	848
Imputed redeemable convertible preferred stock dividends - Series D	(113,072)	—	—	—	(113,072)
Sale of common stock, employee stock purchase plan	16,645	—	—	—	16,656
Exercise of employee stock options	8,081				8,082
Net loss	—	—	(2,354,505)	—	(2,354,505)

Balance, December 31, 2003	$55,597,946	$—	$(62,843,557)	$(11,906)	$(7,255,322)

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

VIEWCAST.COM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS — CONTINUED

	Year ended December 31,
	2002	2003
Supplemental disclosure of financing activities:
Acquisition of business:
Assets acquired	$3,282,886	$—
Excess of purchase price over fair market value of assets acquired	1,201,430	—
Consideration - Series D redeemable convertible preferred stock	(1,147,120)	—
Due to Seller at 12-31-02 (Issued 10,539 shares of Series D convertible preferred stock 1-10-2003)	(105,379)	—
Net cash paid including expenses	(721,694)	—

Liabilities assumed	$2,510,123	$—

Supplemental cash flow information:
Cash paid for interest	$145,340	$116,502
Supplemental non-cash flow operating activities:
Issuance of Series D convertible preferred stock for acquisition of customer contracts and payment of services		$160,210

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

▪	Product Sales — Revenue from Product sales is recognized upon shipment provided title and risk of loss has passed to the customer, there is evidence of an arrangement, fees are fixed or determinable and collectibility is reasonably assured.

▪	System Implementations — System transactions in which the Company has the responsibility for installation, product revenues are deferred until completion of the installation process and system acceptance by the customer.

▪	Services — The Company recognizes revenues from information technology service and maintenance contracts on a straight-line basis over the contract period, provided no significant obligations remain and the collection of any related receivable is probable. Deferred revenues represent amounts billed and collected in advance for these contracts.

▪	Other Revenues — Other revenues are related to product sales and include maintenance, training and installation as well as engineering contract services, professional services, and content hosting and distribution services that are recognized as services are provided. Other revenues have historically represented less than 10% of total revenues and are presented combined with product sales in the consolidated statements of operations.

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

     Following is a summary of excluded securities:

	For the Year Ended December 31,
	2002	2003
Stock options	4,058,169	4,081,349
Public and private warrants	4,293,998	4,184,512
Convertible debentures	190,000	190,000
Convertible preferred stock - Series B	2,286,896	2,206,896
Convertible preferred stock - Series C	3,333,333	3,333,333
Redeemable convertible preferred Stock - Series D	152,949	922,630

	14,315,345	14,918,720

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

			Customers exceeding 10% of
	Customers Exceeding 10%		Year-End Accounts Receivable
	of Net Sales		Balance
			Number of
Year	Number of Customers	Combined Percent	Customers	Combined Percent
2002	0	0%	2	31%
2003	2	29%	1	28%

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

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting periods. Pro forma information for the years ended December 31, 2002 and 2003 is as follows:

	2002	2003
Net loss applicable to common stockholders:
As reported	$(4,904,423)	$(3,295,468)
Deduct: total stock-based compensation under fair value based method for all awards	(1,905,061)	(1,621,170)

Pro forma	$(6,809,484)	$(4,916,638)

Net Loss per share:
As reported - basic and diluted	$(0.24)	$(0.16)

Pro forma - basic and diluted	$(0.34)	$(0.24)

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
December 31,
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

ViewCast.com, Inc.
Notes to the Consolidated Financial Statements - Continued

1)	$1,100,000 ($600,000 principal amount from the original note and$500,000 of stockholder advances) was converted into a revolving credit note with a maximum credit line of $2,000,000. The revolving credit note accrues interest at a per annum rate equal to the lesser of prime plus 3.0% or 9.5%. Interest is payable on demand or together with principal on December 31, 2004. The note provides for automatic one-year renewals through December 31, 2006 and for certain mandatory prepayments from third party loans and equity offerings by Borrower.

2)	$6,909,582 principal amount from the original note was converted into a term note with principal and interest payable as follows:

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

ViewCast.com, Inc.
Notes to the Consolidated Financial Statements - Continued

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

ViewCast.com, Inc.
Notes to the Consolidated Financial Statements - Continued

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

ViewCast.com, Inc.
Notes to the Consolidated Financial Statements - Continued

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

ViewCast.com, Inc.
Notes to the Consolidated Financial Statements - Continued

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

ViewCast.com, Inc.
Notes to the Consolidated Financial Statements - Continued

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

     Following is a summary of stock option activity from January 1, 2002 through December 31, 2003:

	Stock Options
			Weighted-
			Average
	Number	Price Per	Exercise Price
	of Shares	Share	Per Share
Outstanding at January 1, 2002	4,045,663	$0.58-$9.00	$3.29

Granted	1,356,500	0.26 - 0.49	0.42
Canceled/forfeited	903,747	0.28 - 8.75	3.45

Outstanding at December 31, 2002	4,498,416	0.26 - 9.00	2.39

Granted	75,250	0.20 - 0.68	0.46
Exercised	16,666	0.49	0.49
Canceled/forfeited	1,140,439	0.26 - 5.50	1.80

Outstanding at December 31, 2003	3,416,561	$0.20-$9.00	$2.55

     The weighted-average grant-date fair value of options granted was $0.34 and $0.36 for the years ended December 31, 2002 and 2003, respectively.

     The following information applies to options outstanding at December 31, 2003:

Options Outstanding				Options Exercisable
		Weighted-
		Average	Weighted-		Weighted-
Range of	Outstanding at	Remaining	Average	Exercisable at	Average
Exercise	December 31,	Contractual	Exercise	December 31,	Exercise
Prices	2003	Life	Price	2003	Price
$ 0.01-1.00	1,124,304	8.5	$0.43	637,378	$0.46
1.01 - 2.00	795,691	7.1	1.15	459,269	1.15
2.01 - 3.00	420,550	3.1	2.51	384,960	2.51
3.01 - 4.00	184,500	3.7	3.80	181,750	3.80
4.01 - 5.00	118,666	4.1	4.43	117,582	4.43
5.01 - 6.00	330,850	5.9	5.70	265,098	5.69
6.01 - 7.00	17,000	6.1	6.64	13,116	6.65
7.01 - 8.00	410,000	5.7	7.10	222,499	7.10
8.01 - 9.00	15,000	5.3	9.00	15,000	9.00

	3,416,561	6.5	$2.55	2,296,651	$2.75

Employee Stock Purchase Plan

     In May 1995, the Company established an Employee Stock Purchase Plan (ESPP) to provide employees of the Company with an opportunity to purchase common stock through payroll deductions. Under the ESPP, 250,000 shares of common stock were initially reserved for issuance, subject to certain

ViewCast.com, Inc.
Notes to the Consolidated Financial Statements - Continued

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

     Following is a summary of warrant activity from January 1, 2002 through December 31, 2003:

	Warrants
			Weighted-
	Number of	Exercise	Average
	Warrants	Price	Exercise Price
Outstanding and exercisable at January 1, 2002	4,095,120	$1.00-$4.50	4.44

Granted	—	—	—
Exercised	—	—	—
Canceled	173,108	3.00 - 3.63	3.54

Outstanding and exercisable at December 31, 2002	3,922,012	1.00 - 5.00	1.64

Granted	—	—	—
Exercised	—	—	—
Canceled	—	—	—

Outstanding and exercisable at December 31, 2003	3,922,012	$1.00-5.00	$1.09

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

     The Company’s underlying accounting records are maintained on a legal entity basis for government and public reporting requirements. Segment disclosures are on a performance basis consistent with internal management reporting. The Company evaluates performance based on sales, gross margins and operating income and expense. Not all corporate operating expenses are distributed to the business segments. The accounting policies of the segments are the same as those described in Note 2 – Summary of Significant Policies.

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

ViewCast.com, Inc.
Notes to the Consolidated Financial Statements - Continued

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

PART III

Item 9. Directors and Executive Officers of the Registrant

Directors

     The names of the Directors and certain other information about them as of March 31, 2004 are set forth below:

Name	Age	Director Since	Office Held with Company
H. T. Ardinger	79	1999	Chairman of the Board
Joseph Autem	46	1999	Director
George C. Platt	63	1999	Director, President and Chief
			Executive Officer
David A. Dean	56	1999	Director

     H.T. Ardinger has served as a Director and Chairman of the Board since April 1999. Mr. Ardinger co-founded H.T. Ardinger & Son Co., a specialty import wholesaler, where he has served as Chairman of the Board and Chief Executive Officer since 1964. Mr. Ardinger served as a Director and Executive Committee Member of Home Interiors & Gifts, Dallas, Texas, from 1958 through 1998 and was a founding Limited Partner of the Dallas Maverick’s National Basketball Association Franchise in 1980. Mr. Ardinger received a B.B.A. degree in Business Administration from Southern Methodist University.

     Joseph Autem has served as a Director since January 1999 and currently serves as a Director of Promere Software and Newbridge Information Services. He was previously a Director of Broadcast.com, Inc. from September 1996 through August 1999. Mr. Autem has served in various consulting capacities from July 1998 to the present. He is currently general partner of Autem, L.L.C., an investment company formed in May 1999. Mr. Autem served as the Chief Financial Officer of Luminant from January 1999 until July 1999. Mr. Autem previously served as Senior Vice President and Chief Financial Officer of CS Wireless, Inc., a privately held company that provides wireless video and high-speed Internet access, from June to July 1998. He also served as a partner of Vision Technology Partners, a private investment company, from March 1997 to June 1998. From July 1996 to December 1996, Mr. Autem served as Chief Financial Officer of Broadcast.com, Inc. From 1992 to 1996, Mr. Autem served as Vice President of Finance, Secretary, Treasurer and Chief Financial Officer of OpenConnect Systems, Inc., a software company. Mr. Autem holds a B.S. in Accounting from Pittsburg State University.

     David A. Dean has been a Director since December 1999. He is Chairman and Chief Executive Officer of Dean International, Inc., an international public policy consulting agency founded in 1994 and of its subsidiary, Innovative Transportation Strategies. Mr. Dean has been the principal shareholder since 1994 of David A. Dean & Associates, P.C., a public policy administrative regulatory law firm. From 1983 to 1994, Mr. Dean was a shareholder of a Dallas-based law firm, Winstead, Sechrist & Minick, P.C., and served as a member of the firm’s Board of Directors, head of the Public Law Section, Chairman of the Business Development Committee, a member of the firm’s Advisory Board and Chairman of the firm’s PAC Committee. He was also President of Transportation Strategies, Inc., and a subsidiary of the firm’s consulting group. During 1972 to 1993, Mr. Dean served the State of Texas in several roles. He was General Counsel to both republican Governor William P. Clements, Jr. and his predecessor, democratic Governor Dolph Briscoe and served as Texas Secretary of State under Governor Clements. Mr. Dean was active in the gubernatorial campaigns for Governor Briscoe and Governor Clements. Mr. Dean received his B.B.A. degree from Southern Methodist University and his Juris Doctor degree from University of Texas at Austin.

     George C. Platt has served as a Director, Chief Executive Officer and President since September 1999. He currently serves as a Director for Intervoice, Inc. From 1991 through 1999, Mr. Platt was employed by Intecom, Inc., a Dallas-based provider of multimedia telecommunications products and services, and held the positions of CEO and President. Prior to his employment with Intecom, Inc., Mr. Platt was an executive with SRX, an entrepreneurial startup company. Before that, he was a Group Vice President at Rolm Corporation through its acquisition by IBM, and prior to that, Xerox employed him for fifteen years, where he attained the position of General Manager. Mr. Platt holds an M.B.A. from the University of Chicago and a B.S. degree from Northwestern University.

Executive Officers

     The following table contains information as of March 31, 2004 as to the executive officers of ViewCast.

Name	Age	Office Held with Company
George C. Platt	63	Chief Executive Officer and President
Laurie L. Latham	47	Chief Financial Officer and Senior Vice President of Finance and Administration
Harry E. Bruner	57	Senior Vice President of Sales and Marketing
David T. Stoner	47	Vice President of Operations
John DeVito	47	Corporate Vice President

     Mr. Platt’s information can be found with the above information regarding directors.

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

     John DeVito joined ViewCast in October 2002 upon the acquisition of the operating assets of Delta Computec Inc. Mr. DeVito’s primary role is President of Delta Computec Inc., a wholly owned subsidiary of ViewCast. From May 1978 until October 2002, he has held various positions within the prior operations of Delta Computec Inc. including President, Vice President of Operations and Vice President/General Manager. Mr. DeVito’s twenty-five years in the Information Technology services industry includes the development of many innovative service offerings commonly used today.

          There are no family relationships among the directors, executive officers, or other significant employees of ViewCast.

Meetings of the Board of Directors and Committees

     The Board of Directors held a total of four meetings during ViewCast’s fiscal year ended December 31, 2003. Each Director attended in person or telephonically at least 75% of the meetings held by the Board of Directors and all committees thereof for which he served.

     The Board of Directors has established two standing committees: the Audit and Compensation Committees.

     Compensation Committee. The Compensation Committee reviews and approves salaries and bonuses for all officers, administers ViewCast’s existing stock option plans, provides advice and recommendations to the Board in directors’ compensation and carries out the responsibilities required by the rules of the U.S. Securities and Exchange Commission.

     Directors Autem and Dean serve as members of the Compensation Committee. All members of the Compensation Committee are independent directors as defined under the Nasdaq Stock Market listing standards. The Compensation Committee met one time in the 2003 fiscal year.

     Audit Committee. The Audit Committee oversees and monitors ViewCast’s financial reporting process and internal control system, reviews and evaluates the audit performed by ViewCast’s outside auditors and reports any substantive issues found during the audit to the Board and reviews and evaluates the internal audit program. The Audit Committee is directly responsible for the appointment, compensation and oversight of the work of our independent auditors. The Audit Committee will also review and approve all transactions with affiliated parties. The Board of Directors has adopted a written charter for the Audit Committee.

     Directors Autem and Dean serve as members of the committee. All members of the committee are independent directors as defined under the Nasdaq Stock Market listing standards. The Audit Committee met four times in the 2003 fiscal year.

     The Audit Committee believes that Mr. Autem qualifies as an “Audit Committee Financial Expert” as that term is defined by applicable SEC rules, and the Board of Directors has designated him as such.

Code of Ethics

     The Company has adopted a Corporate Compliance Program Guidelines and Ethics Policy that applies to all employees and officers of the Company and its subsidiaries, including the principal executive officer, principal financial officer, principal accounting officer or controller or person performing similar functions for the Company and its subsidiaries. This policy meets the requirements of a “code of ethics” as defined by Item 406 of Regulation S-B and is filed as Exhibit 14.1 to this report.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

     Section 16(a) of the Exchange Act requires ViewCast’s officers, directors and persons who beneficially own more than 10% of a registered class of ViewCast’s equity securities to file reports of ownership and change in ownership with the U.S. Securities and Exchange Commission. Officers, directors and greater than 10% shareholders are required to furnish ViewCast with copies of Section 16(a) forms which they file.

     To ViewCast’s knowledge, based solely on review of the copies of such reports furnished to ViewCast, and written representations that no other reports were required during the year ended December 31, 2003, all Section 16(a) filing requirements applicable to ViewCast’s officers, directors and greater than 10% beneficial owners were complied with.

Item 10. Executive Compensation

Director Compensation

     Directors currently receive no cash compensation for serving on the Board of Directors other than reimbursement of reasonable expenses incurred in attending meetings. In May 1995, ViewCast adopted a 1995 Director Option Plan (the “Director Plan”) under which only outside directors are eligible to receive stock options. The Director Plan provides for the grant of nonstatutory stock options to directors who are not employees of ViewCast. As amended and approved by shareholder vote during 2002, a total of 500,000 shares of Common Stock have been authorized for issuance under the Director Plan. As of March 31, 2004, options to purchase an aggregate of 175,000 shares at exercise prices ranging from $0.26 to $9.00 per share had been granted and are outstanding under the Director Plan and options to purchase an aggregate of 48,016 shares have been previously granted and exercised.

     Each non-employee director who joins the Board after May 1, 1995 will automatically be granted a nonstatutory option to purchase 15,000 shares of Common Stock on the date upon which such person first becomes a director. In addition, each such non-employee director will automatically be granted a nonstatutory option to purchase 10,000 shares of Common Stock upon annual re-election to the Board, provided the director has been a member of the Board for at least six months upon the date of re-election. The exercise price of each option granted under the Director Plan is equal to the fair market value of the Common Stock on the date of grant. Each initial 15,000 share grant vests at the rate of 25% of the option shares upon the first anniversary of the date of grant and one forty-eighth of the options shares per month thereafter, and each annual 10,000 share grant vests at the rate of 25% of the option shares upon the first anniversary of the date of grant and one forty-eighth of the options shares per month thereafter, in each case unless terminated sooner upon termination of the optionee’s status as a director or otherwise pursuant to the Director Plan. In the event of a merger of ViewCast with or into another corporation or a consolidation, acquisition of assets or other change in control transaction involving ViewCast, each option becomes exercisable unless assumed or an equivalent option substituted by the successor corporation. Unless terminated sooner, the Director Plan will terminate in 2005. The Board of Directors currently administers the Director Plan. The Board has authority to amend or terminate the Director Plan, provided that no such action may impair the rights of any optionee without the optionee’s consent.

Summary Compensation Table

     The following table sets forth information concerning compensation paid by ViewCast to the Chief Executive Officer and to all other executive officers of ViewCast whose total salary and bonus exceeded $100,000 for the year ended December 31, 2003.

Summary Compensation Table

				Long Term
		Annual	Annual	Compensation
		Compensation	Compensation	Options
Principal Position	Fiscal Year	Salary ($)	Bonus ($)	(in shares)
George C. Platt	2003	216,000	—	—
Chief Executive Officer	2002	225,000	—	70,000
and President	2001	240,000	—	200,000
Laurie L. Latham	2003	143,750	—	—
Chief Financial Officer	2002	143,750	—	60,000
and Sr. Vice-President	2001	150,000	—	100,000
Harry E. Bruner	2003	161,300	—	—
Sr. Vice-President of Sales	2002	161,000	9,000	60,000
and Marketing	2001	168,000	37,000	100,000
David T. Stoner	2003	139,100	—	—
Vice President of	2002	126,119	—	60,000
Operations	2001	132,000	—	100,000
John DeVito	2003	172,092	—	—
Corporate Vice President	2002	39,714 (1)	—	100,000
and President of DCi
Neal S. Page	2003	70,721 (2)	—	—
Vice President of	2002	150,000	—	60,000
Osprey Products	2001	150,000	—	100,000

(1)	Mr. DeVito assumed his duties with ViewCast in October 2002.

(2)	Mr. Page resigned in March 2003.

     There were no options granted to the executive officers of ViewCast in 2003.

Year-End Option Values

     The following table sets forth certain information as of December 31, 2003 concerning the value of unexercised options held by the officers named in the Summary Compensation Table above.

Fiscal Year-End Option Values

	Number of Shares		Value of Unexercised
	Underlying Unexercised		In-the Money Options
	Options at December 31, 2003		at December 31, 2003(1)
Name	Exercisable	Unexercisable	Exercisable	Unexercisable
George C. Platt	415,554	304,446	$—	$—
Laurie L. Latham	191,667	78,333	—	—
Harry E. Bruner	226,667	93,333	—	—
David T. Stoner	228,666	61,334	—	—
John DeVito	33,333	66,667	$5,833	$11,667

(1)	Represents the difference between the exercise price of the outstanding options and the fair market value of the Common Stock on December 31, 2003 of $0.45 per share if the fair market price per share exceeds the exercise price.

Employment Agreements

     We have entered into an employment agreement with Mr. Platt. His employment agreement was in effect through March 2001 and has been renewed annually through March 2005 with ongoing automatic one-year renewals unless ViewCast or Mr. Platt elects in advance not to renew the agreement. The employment agreement provides (i) for annual base compensation of $240,000; (ii) that he is eligible to receive bonuses if our Board of Directors so elects; (iii) for stock options to purchase 400,000 shares of our Common Stock pursuant to the 1995 Option Plan(1); and (iv) for an eighteen (18) month non-compete period if ViewCast terminates Mr. Platt. Mr. Platt voluntarily reduced his cash compensation below $240,000 for the 2002 and 2003 calendar year.

     Under the employment agreement, Mr. Platt will be entitled to (i) the continuation of his salary for the greater of six months or the remaining term of his employment agreement and (ii) the reimbursement for three months of COBRA premiums if his employment is terminated by ViewCast without cause. These same severance benefits are payable in the event Mr. Platt resigns because of a significant change in the nature and scope of his authority, powers, functions, benefits or duties. In the event ViewCast terminates Mr. Platt’s employment following a change in control, he will be entitled to the continuation of his salary for six months

     We have entered into an employment agreement with Mr. DeVito. His employment agreement was in effect through March 2004 and has been renewed annually through March 2005 with ongoing automatic one-year renewals unless ViewCast or Mr. DeVito elects in advance not to renew the agreement. The employment agreement provides (i) for annual base compensation of $170,000; (ii) that he is eligible to receive bonuses through fiscal year 2003 of five percent of DCi net income and in the future periods if our Board of Directors so elects; (iii) for stock options to purchase 100,000 shares of our Common Stock pursuant to the 1995 Option Plan that vests one-third 12 months after the grant date, one-third 24 months after the grant date and the remaining in equal installments of 2,833 shares per month beginning in the 25th month after the grant date; and (iv) for an six (6) month non-compete and non-solicitation period upon termination of Mr. DeVito.

     Under the employment agreement, Mr. DeVito will be entitled to (i) the continuation of his salary for the greater of six months and (ii) the reimbursement for three months of COBRA premiums if his employment is terminated by ViewCast without cause. These same severance benefits are payable in the event Mr. DeVito resigns because of significant change in the nature and scope of his authority, powers, functions, benefits or duties. In the event ViewCast terminates Mr. DeVito’s employment following a change in control, he will be entitled to the continuation of his salary for six months

     The employment of all other officers with ViewCast is “at will” and may be terminated by ViewCast or the officer at any time, for any reason or no reason.

(1)	Represents Mr. Platt’s options consist of five separate option grants that become exercisable or vest as follows provided Mr. Platt is employed by ViewCast as of the applicable vesting date:

(i)	an option for 50,000 shares that vests as of September 17, 2000;

(ii)	an option for 200,000 shares that vests in equal installments of 4,166 shares per month beginning in October, 2000;

(iii)	an option for 50,000 shares that vests immediately on the date following three consecutive calendar quarters of profitability as defined under generally accepted accounting principles;

(iv)	an option for 50,000 shares, of which 16,666 shares of such option vest when the average closing price of Common Stock, for a twenty out of thirty consecutive trading day period, has doubled in price from the exercise price of the option, and of which 33,334 shares of such option vest in equal installments of 1,388 share per month thereafter;

(v)	an option for 50,000 shares, of which 16,666 shares of such option vest when the average closing price of Common Stock, for a twenty out of thirty consecutive trading day period, has tripled in price from the exercise price of the option, and of which 33,334 shares of such option vest in equal installment of 1,388 shares per month thereafter.

     In addition, all of the 400,000 options granted to Mr. Platt immediately vest upon a change of control in ViewCast.

1995 Stock Option Plan

     The 1995 Employee Stock Option Plan (the “1995 Option Plan”) provides for the grant to employees of ViewCast of incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”) and for the grant to employees and consultants of ViewCast of nonstatutory stock options and stock purchase rights. A total of 5,900,000 shares of Common Stock have been authorized for issuance under the 1995 Option Plan. As of March 31, 2004, options to purchase an aggregate of 3,035,406 shares of Common Stock at exercise prices ranging from $0.20 to $7.09 had been granted and are outstanding under the 1995 Option Plan, and options to purchase an aggregate of 1,006,499 shares of Common Stock have been previously granted and exercised under the 1995 Option Plan.

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

     The grant of an option under the 1995 Option Plan will not have any immediate effect on the federal income tax liability of ViewCast or the optionee. If a nonqualified stock option (“NQSO”) is granted, then the optionee will recognize ordinary income at the time he or she exercises the NQSO equal to the difference between the fair market value of the Common Stock and the exercise price paid by the optionee, and ViewCast will receive a deduction for the same amount.

     If an optionee is granted an incentive stock option (“ISO”), then the optionee generally will not recognize any taxable income at the time he or she exercises the ISO but will recognize income only at the time he or she sells the Common Stock acquired by exercise of the ISO. The optionee will recognize income equal to the difference between the exercise price paid by the optionee and the amount received for sale of the Common Stock, and such income generally will be eligible for capital gain treatment. ViewCast generally is not entitled to an income tax deduction for the grant of an ISO or as a result of either the optionee’s exercise of an ISO or the optionee’s sale of the Common Stock acquired through exercise of an ISO. However, if the optionee sells the Common Stock within two years of the date of the grant to him or her of the ISO or within one year of the date of the transfer to him or her of the Common Stock following exercise of the ISO, the option is treated for federal income tax purposes as if it were a NQSO: the income recognized by the optionee will not be eligible for capital gain treatment and ViewCast may be entitled to a federal income tax deduction equal to the amount of income recognized by the optionee.

COMPENSATION COMMITTEE REPORT

     The following is a report of the Compensation Committee of the Board of Directors (the “Compensation Committee”) describing the compensation policies applicable to the Company’s executive officers during the year ended December 31, 2003. The Compensation Committee recommends to the Board of Directors the salaries, incentives and other forms of compensation for directors, officers and other employees of the Company, administers the Company’s various incentive compensation and benefit plans (including stock plans) and recommends policies relating to such incentive compensation and benefit plans. Executive officers who are also directors have not participated in deliberations or decisions involving their own compensation.

     The Company’s executive officer compensation policies are formulated to attract, motivate and retain senior management by providing competitive, performance-based compensation that aligns the financial interests of the executive with those of the Company’s shareholders and is commensurate with the Company’s financial resources. The compensation practices of other comparable technology companies within and outside the local region are considered in establishing the overall components and level of the compensation package, however it has not been policy to set compensation levels based on a predetermined institutional peer group. Executive officer compensation consists of a combination of cash compensation, consisting of a base salary and discretionary bonus payments, stock-based incentives in the form of options to purchase the Company’s Common Stock and participation in the Company’s fringe benefits. The Company currently does not contribute to any retirement plan on behalf of its employees or executive officers.

     The base salaries for 2003 of all executive officers, including the CEO, were set at levels determined, in the subjective judgment of the Compensation Committee, to be commensurate with the customary duties and responsibilities of each executive officer and to correspond approximately with similar job responsibilities at comparable companies. Discretionary bonus payments, if any, were utilized to maintain competitive compensation levels and to reflect performance. Fringe benefit programs are designed to provide for the health and long-term financial needs of the executives and their families and include life, disability and group health insurance. The Company’s Employee Stock Purchase Plan provides an additional incentive for executives and employees to purchase shares of Common Stock in the Company at a discount to market by investing through an after-tax payroll withholding plan.

     The Company’s 1995 Employee Stock Option Plan provides stock options to officers and employees to purchase shares of the Company’s Common Stock at an exercise price equal to the fair market value of such stock on the date of grant. Generally, the Company’s stock options vest over a period of five years or based on a defined set of performance objectives. Stock options are granted to the Company’s employees and executive officers both as a reward for past individual and corporate performance and as an incentive for future performance. The Compensation Committee believes stock-based performance compensation packages are crucial in bringing the interests of management and the stockholders into alignment in increasing the value of the Company’s equity.

Submitted by the Compensation Committee of
ViewCast.com, Inc.

Joseph Autem
David A. Dean

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The Compensation Committee during 2003 was composed of Messrs. Autem and Dean. None of the members of the Compensation Committee were officers or employees of ViewCast or its subsidiaries during 2003 or prior years.

     None of the executive officers of ViewCast served as a member of the board of directors or as a member of the compensation committee or similar board committee of another entity during 2003, which entity had an executive officer serving on the Board of ViewCast or its Compensation Committee. Consequently, there are no interlocking relationships that might affect the determination of the compensation of executive officers of ViewCast.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     The following table sets forth information as of March 31, 2004, based on information obtained from public records and our books and records regarding the persons named below, with respect to the beneficial ownership of shares of our Common Stock by (i) each person or a group known by us to be the owner of more than five percent (5%) of the outstanding shares of our Common Stock, (ii) each director, (iii) each executive officer and (iv) all officers and directors as a group.

	Amount and Nature		Percentage of
Name and Address	of		Outstanding Shares
of Beneficial Owner	Beneficial Ownership		Owned (1),(2)
H.T. ARDINGER, JR	8,013,554	(3)	28.2
1990 Lakepointe Dr. Lewisville, TX 75057
M. DOUGLAS ADKINS	1,496,486	(4)	5.3
1601 Elm Street Dallas, TX 75021
GEORGE C. PLATT	590,600	(5)	2.1
17300 N. Dallas Pkwy, Suite 2000 Dallas, TX 75248
LAURIE L. LATHAM	233,562	(6)	*
17300 N. Dallas Pkwy, Suite 2000 Dallas, TX 75248
HARRY E. BRUNER	256,667	(7)	*
17300 N. Dallas Pkwy, Suite 2000 Dallas, TX 75248
JOHN DEVITO	33,333	(8)	*
900 Huyler Street Teterboro, NJ 07608
DAVID T. STONER	258,410	(9)	*
17300 N. Dallas Pkwy, Suite 2000 Dallas, TX 75248
JOSEPH AUTEM	94,031	(10)	*
17300 N. Dallas Pkwy, Suite 2000 Dallas, TX 75248
DAVID DEAN	35,831	(11)	*
8080 Park Lane, Suite 600 Dallas, TX 75231
All executive officers and	9,515,988	(3),(5),(6),(7),(8)	33.5
directors as a group		(9),(10),(11)
(eight (8) persons)

*	Less than one percent (1%)

(1)	A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from March 31, 2004 upon the exercise of warrants or options. Each beneficial owner’s percentage ownership is determined by assuming that options or warrants that are held by such person (but not those held by any other person) and which are exercisable within 60 days from March 31, 2004 have been exercised. Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them.

(2)	Based on a total of 20,688,621 shares issued and outstanding excluding treasury stock plus, for each person listed, any Common Stock that person has the right to acquire within 60 days from March 31, 2004 pursuant to options, warrants, conversion privileges, etc.

(3)	Includes (i) 189,835 shares owned by Mr. Ardinger’s wife, (ii) 1,096,000 shares of Common Stock reserved for issuance upon the exercise of outstanding warrants at $1.00 per share, (iii) 1,103,448 shares of Common Stock reserved for issuance upon the conversion of $4,000,000 of Series B Convertible Preferred Stock to Common Stock at $3.625 per share, (iv) 3,333,333 shares of Common Stock reserved for issuance upon the conversion of $2,000,000 of Series C Convertible Preferred Stock to Common Stock at $0.60 per share, and (v) the following shares that are exercisable under the 1995 Directors Option Plan upon the exercise of options: 15,000 shares exercisable at $9.00 per share, 9,374 shares exercisable at $2.75 per share, 7,291 shares exercisable at $0.83 per share and 4,166 shares exercisable at $0.29 per share.

(4)	Includes (i) 226,666 shares of Common Stock reserved for issuance upon the exercise of outstanding warrants at $1.00 per share and (ii) 551,724 shares of Common Stock reserved for issuance upon the conversion of $2,000,000 of Series B Convertible Preferred Stock to Common Stock at $3.625 per share.

(5)	Includes the following shares issuable under the 1995 Option Plan upon exercise of options (i) 233,333 shares exercisable at $7.09 per share, (ii) 37,500 shares exercisable at $2.50 per share, (iii) 130,001 shares exercisable at $1.094 per share and (iv) 66,111 shares exercisable at $0.485 per share.

(6)	Includes the following shares issuable under the 1995 Option Plan upon exercise of options (i) 88,334 shares exercisable at $5.50 per share, (ii) 7,500 shares exercisable at $2.50 per share, (iii) 65,000 shares exercisable at $1.094 per share and (iv) 56,666 shares exercisable at $0.485 per share.

(7)	Includes the following shares issuable under the 1995 Option Plan upon exercise of options (i) 127,501 shares exercisable at $5.95 per share, (ii) 7,500 shares exercisable at $2.50 per share, (iii) 65,000 shares exercisable at $1.094 per share and (iv) 56,666 shares exercisable at $0.485 per share.

(8)	Includes the following shares issuable under the 1995 Option Plan upon exercise of options (i) 33,333 shares exercisable at $0.275 per share.

(9)	Includes the following shares issuable under the 1995 Option Plan upon exercise of options (i) 100,000 shares of exercisable at $4.00 per share, (ii) 5,000 shares exercisable at $2.0625, (iii) 13.250 exercisable at $5.5005, (iv) 7,500 shares exercisable at $2.50, (v) 65,000 shares exercisable at $1.094 and (vi) 56,666 shares exercisable at $0.485.

(10)	Includes the following shares issuable under the 1995 Directors Option Plan upon exercise of options (i) 15,000 shares exercisable at $3.1250 per share, (ii) 10,000 shares exercisable at $7.1405 per share, (iii) 9,374 shares exercisable at $2.50 per share, (iv) 7,291 shares exercisable at $0.755 per share, (v) 4,166 shares exercisable at $0.26 per share; and includes 40,000 shares issuable under the 1995 Option Plan upon exercise of options at $3.6250 per share.

(11)	Includes the following shares issuable under the 1995 Directors Option Plan upon exercise of options (i) 15,000 shares exercisable at $4.5315 per share, (ii) 9,374 shares exercisable at $2.50 per share, (iii) 7,291 shares exercisable at $0.755 per share and (iv) 4,166 shares exercisable at $0.26 per share.

Equity Compensation Plan Information

     The following table sets forth certain information as of December 31, 2003 concerning outstanding awards and securities available for future issuance pursuant to ViewCast’s equity compensation plans.

Number of securities remaining
	Number of securities to be		available for future issuance under
	issued upon exercise of	Weighted-average exercise	equity compensation plans
	outstanding options,	price of outstanding options,	(excluding securities reflected in
Plan category	warrants and rights	warrants and rights	column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	3,416,561	$2.55	2,070,924
Equity compensation plans not approved by security holders	—	—	—

Total	3,416,561	$2.55	2,070,924

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

     On October 11, 2002, the Company completed the acquisition of the assets and operations of Delta Computec Inc. The closing cash payment in the amount of $500,000 was funded from an advance from one of its principal stockholders and Chairman of the Board of the Company, H.T. Ardinger, Jr. In October 2003, the advance was rolled into a revolving line of credit note facility with an entity controlled by Mr. Ardinger.

Item 13. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	(1) The following consolidated financial statements required by this item are included in Part II Item 8 of this report:

(2)	Listing of Exhibits:

EXHIBIT INDEX

Exhibit
Page
No.	Description of Exhibit
2	Agreement and Plan of Merger and Reorganization (1)

3(a)	Certificate of Incorporation (1)

3(b)	Amendment to Certificate of Incorporation (1)

3(c)	Restated By-Laws (3)

3(d)	Certificate of Designations of Series B Convertible Preferred Stock (4)

3(e)	Certificate of Designations of Series C Convertible Preferred Stock (7)

3.1	Certificate of Designation of Series D Redeemable Convertible Preferred Stock of ViewCast.com, Inc. dated as of October 10, 2002. (9)

4(a)	Form of Common Stock Certificate (1)

4(b)	Form of Warrant Certificate (1)

4(c)	Form of Warrant Agreement between ViewCast and Continental Stock Transfer & Trust Company (1)

4(d)	Form of Representative’s Warrant Agreement (1)

4(e)	Form of Trust Indenture - $5,000,000 8% Senior Convertible Notes Due 2002 (2)

Exhibit
Page
No.	Description of Exhibit
4(f)	Form of Lead Managers Warrant Agreement (2)

5(a)	Form of Opinion of Thacher Proffit Wood as to the legality of securities being registered. (6)

9(a)	Voting Trust Agreement between Robert M. Sterling, Jr. and Thomas E. Brown (1)

9(b)	Voting Trust Agreement between Robert P. Bernardi and Richard Bernardi (1)

9(c)	Form of Lock-Up Agreement (1)

9(d)	Lock-Up Agreement with Robert Sterling Trust (1)

9(e)	Lock-Up Agreement with Robert Bernardi Trust (1)

9(f)	Lock-Up Agreement with Michael Nissenbaum (1)

10(a)	Modified Employment Agreement between ViewCast and Glenn A. Norem (1)

10(b)	Modified Consulting Agreement between ViewCast and Sterling Capital Group Inc. (1)

10(c)	Form of Indemnification Agreement between ViewCast and Executive Officers and Directors (1)

10(d)	1995 Stock Option Plan (1)

10(e)	1994 Stock Option Plan (1)

10(f)	1993 Viewpoint Stock Plan (1)

l0(g)	1995 Director Option Plan (1)

10(h)	Lease Agreement between ViewCast and Metro Squared, L P(1)

10(i)	Employee Stock Purchase Plan (1)

l0(j)	Licensing Agreement between ViewCast and Boca Research, Inc. (1)

10(k)	Agreement between ViewCast and Unisys™ (1)

10(l)	Employment Agreement between ViewCast and Philip M. Colquhoun (1)

10(m)	Employment Agreement between ViewCast and William S. Leftwich (1)

10(n)	Employment Agreement between ViewCast and David T. Stoner (1)

10(o)	Employment Agreement between ViewCast and Neal Page (1)

10(p)	Employment Agreement between ViewCast and A. David Boomstein (1)

10(r)	Lease between ViewCast and Burlingame Home Office, Inc. (1)

10(s)	Lease between ViewCast and Family Funds Partnership (1)

10(t)	Agreement between ViewCast and Catalyst Financial Corporation (1)

10(u)	Promissory Note by ViewCast payable to Robert Rubin dated September 5, 1996. (1)

10(v)	Promissory Note by ViewCast payable to M. Douglas Adkins dated November 15, 1996. (1)

10(w)	Promissory Note by ViewCast payable to H.T. Ardinger dated November 15, 1996. (1)

Exhibit
Page
No.	Description of Exhibit
10(x)	Promissory Note by ViewCast payable to H.T. Ardinger dated January 15, 1997. (1)

10(y)	Promissory Note by ViewCast payable to Adkins Family Partnership, Ltd. dated January 15, 1997. (1)

10(z)	Lease between ViewCast and the Air Force Association. (2)

10(aa)	Lease between ViewCast and Airport Boulevard Partners, LLC. (2)

10(bb)	Stock Purchase Agreement between ViewCast and Tadeo Holdings, Inc. (5)

10(cc)	Working Capital Line of Credit Loan Agreement between ViewCast and the Ardinger Family Partnership, Ltd. (5)

10(dd)	Sublease Agreement between ViewCast and Host Communications, Inc. (7)

10(ee)	Letter Agreement dated May 6, 2002 between ViewCast and the Ardinger Family Partnership, Ltd. to exchange available-for-sale securities for a principal reduction in asset based lending line-of-credit (8)

10.1	Asset Purchase Agreement among Delta Computec Inc., NQL Inc. and ViewCast.com, Inc. dated as of May 31, 2002. (9)

10.2	Registration Rights Agreement by and among ViewCast.com, Inc. and Delta Computec Inc. dated as of October 11, 2002. (9)

10.3	Non-Competition Agreement by and among Delta Computec Inc., NQL Inc. and ViewCast.com, Inc. dated as of October 11, 2002 (9)

10.4	Escrow Agreement by and among ViewCast.com, Inc., Delta Computec Inc. and The Bank of New York Trust Company of Florida, N.A. dated as of October 11, 2002. (9)

10.5	Revolving Loan Agreement between MMAC Communications Corp. and Keltic Financial Partners, LP dated as of October 11, 2002. (9)

10.6	Guaranty of Payment and Performance from ViewCast.com, Inc. to Keltic Financial Partners, LP dated as of October 11, 2002. (9)

10.7	Subordination Agreement by and among Keltic Financial Partners, LP, MMAC Communication Corp. and ViewCast.com, Inc. dated as of October 11, 2002. (9)

10.8	General Security Agreement by and between MMAC Communications Corp. and Keltic Financial Partners, LP dated as of October 11, 2002. (9)

10.9	Revolving Note by MMAC Communications Corp. in favor of Keltic Financial Partners, LP dated as of October 11, 2002. (9)

10.10	Lease by and between Forsgate Industrial Complex and Delta Computec Inc. dated as of July 23, 1991. (9)

10.11	Second Amendment to Lease by and between Forsgate Industrial Complex and Delta Computec Inc. dated as of March 29, 2001. (9)

10.12	Sublease Agreement by and between Delta Computec Inc. and Ameriban Inc. dated as of December 31, 1997. (9)

10.13	Third Amendment to Sublease Agreement and Renewal of Sublease by and between Delta Computec Inc. and Ameriban, Inc. dated as of January 3, 2001. (9)

10.14	Employment Agreement by and between ViewCast Corporation and John DeVito dated as of August 6, 2002. (9)

10.15	Form of Amended and Restated Security Agreement dated October 15, 2003 between ViewCast.com, Inc. and the Ardinger Family Partnership, LTD. (10)

10.16	Form of Amended and Restated Pledge Agreement dated October 15, 2003 between ViewCast.com, Inc. and the Ardinger Family Partnership, LTD. (10)

10.17	Form of First Amendment to the Revolving Loan Agreement dated October 11, 2003 between Delta Computec Inc. and Keltic Financial Partners, LP. (10)

Exhibit
Page
No.	Description of Exhibit
14.1	Code of Ethics*

21	List of Subsidiaries of ViewCast. (1)

23.1	Consent of Grant Thornton LLP*

31.1	Rule 13a – 14(a)/15d – 14(a) Certifications*

32.1	Section 1350 Certifications*

*	Filed herewith.

(1)	Incorporated by reference to the Registration Statement on Form SB-2 and all amendments thereto as declared effective on February 4, 1997.

(2)	Incorporated by reference to Form 10-KSB/A filed April 15, 1998.

(3)	Incorporated by reference to Form 10-QSB filed November 13, 1998

(4)	Incorporated by reference to Form 8-K filed March 15, 1999.

(5)	Incorporated by reference to Form 10-KSB filed March 26, 1999.

(6)	Incorporated by reference to Form S-3 file May 6, 1999.

(7)	Incorporated by reference to Form 10-K filed April 16, 2002.

(8)	Incorporated by reference to Form 10-Q filed May 20, 2002

(9)	Incorporated by reference to Form 8-K filed October 25, 2002

(10)	Incorporated by reference to Form 10-Q filed November 14, 2003

(b)	Reports on Form 8-K

On November 17, 2003, the Company filed a Form 8-K inclusive of a press release announcing its operating results for the quarter ended September 30, 2003.

Item 14. Principal Accountant Fees and Services

     Subject to ratification by the shareholders, the Board of Directors has appointed Grant Thornton LLP as independent auditors to audit the financial statements of the Company for the 2004 fiscal year. Fees for the last annual audit conducted by Grant Thornton LLP were $88,601 and all other fees were $21,268, including audit related services of $450 and nonaudit services of $20,818. Audit related services generally include fees for pension and statutory audits, business acquisitions, accounting consultations, internal audit and SEC registration statements.

     There have been no disagreements concerning any matter of accounting principle or financial statement disclosure between the Company and its independent auditors, Grant Thornton LLP.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date	ViewCast.com, Inc.

April 28, 2004	By:	/s/ Laurie L. Latham Laurie L. Latham Chief Financial Officer and Senior Vice President of Finance and Administration

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date	ViewCast.Com, Inc.

April 28, 2004	By:	/s/ H.T. Ardinger, Jr. H.T. Ardinger, Jr. Director and Chairman of the Board

April 28, 2004	By:	/s/ George C. Platt George C. Platt Director, President and Chief Executive Officer

April 28, 2004	By:	/s/ Laurie L. Latham Laurie L. Latham Chief Financial Officer and Senior Vice President of Finance and Administration

April 28, 2004	By:	/s/ Joseph W. Autem Joseph W. Autem Director

April 28, 2004	By:	/s/ David A. Dean David A. Dean Director

EXHIBIT INDEX FOR DOCUMENTS FILED WITH THIS REPORT

Exhibit
No.	Description of Exhibit
14.1	Code of Ethics

23.1	Consent Of Grant Thornton LLP

31.1	Rule 13a-14(a)/15d-14(a) Certifications

32.1	Section 1350 Certifications