Form 10QSB
period 2004-03-31
VIEWCAST COM INC
filed 2004-05-17
CIK 921313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number: 0-29020

ViewCast.com, Inc.

(Exact Name of Small Business Issuer as Specified in its Charter)

Delaware	75-2528700

(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Incorporation Identification No.)

17300 Dallas Parkway, Suite 2000, Dallas, TX 75248

(Address of principal executive offices)

972/488-7200

(Issuer’s Telephone Number)

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☐       No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

As of April 30, 2004, 20,703,158 shares of the Registrant’s common stock were outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐       No ☑

ViewCast.com, Inc. and Subsidiaries
Index to Form 10-QSB

VIEWCAST.COM, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	March 31,
	2003	2004
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$299,764	$732,531
Accounts receivable, less allowance for doubtful accounts of $86,000 and $104,000 at December 31, 2003 and March 31, 2004, respectively	3,212,595	2,593,032
Inventories	1,554,754	1,631,518
Prepaid expenses	185,377	224,332
Deferred charges	23,177	60,794

Total current assets	5,275,667	5,242,207

Property and equipment, net	1,578,709	1,563,560
Goodwill	1,041,430	1,041,430
Customer contracts, net	396,389	357,639
Software development costs, net	—	49,837
Deposits	113,758	109,430

Total assets	$8,405,953	$8,364,103

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,289,730	$1,153,716
Accrued expenses	1,362,523	1,727,386
Deferred revenue	765,777	942,132
Stockholder line of credit	1,300,000	1,725,000
Short-term debt, other	635,005	172,093
Current maturities of long-term debt	1,128,483	1,191,332
Series D redeemable convertible preferred stock	1,419,172	1,445,431

Total current liabilities	7,900,690	8,357,090

Long-term debt less current maturities	17,224	31,798
Stockholder note payable	6,736,843	6,679,263
Stockholder accrued interest	1,006,518	1,013,715

Commitments and contingencies	—	—

Stockholders’ deficit:
Convertible preferred stock, $0.0001 par value:
Authorized shares — 5,000,000
Series B — issued and outstanding shares — 800,000	80	80
Series C — issued and outstanding shares — 200,000	20	20
Common stock, $.0001 par value:
Authorized shares — 100,000,000
Issued shares — 20,950,118	2,095	2,095
Additional paid-in capital	55,597,946	55,571,735
Accumulated deficit	(62,843,557)	(63,279,787)
Treasury stock, 261,497 shares at cost	(11,906)	(11,906)

Total stockholders’ deficit	(7,255,322)	(7,717,763)

Total liabilities and stockholders’ deficit	$8,405,953	$8,364,103

The accompanying notes are an integral part of these consolidated statements.

VIEWCAST.COM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months ended
	March 31,
	2003	2004

Net sales	$4,629,206	$4,979,020

Cost of sales (includes depreciation of $60,496 and $89,342 for the three months ended March 31, 2003 and 2004, respectively)	2,620,794	3,009,360

Gross profit	2,008,412	1,969,660

Operating expenses:
Selling, general and administrative	1,686,404	1,682,910
Research and development	757,005	425,133
Depreciation and amortization	153,961	102,920

Total operating expenses	2,597,370	2,210,963

Operating loss	(588,958)	(241,303)

Other income (expense):
Interest expense	(232,627)	(193,661)
Other	391	(1,266)

Total other income (expense)	(232,236)	(194,927)

NET LOSS	$(821,194)	$(436,230)

Preferred dividends	(246,541)	(230,508)

Net loss applicable to common stockholders	$(1,067,735)	$(666,738)

Net loss per share — basic and diluted	$(0.05)	$(0.03)

Weighted average number of common shares outstanding	20,561,350	20,688,621

The accompanying notes are an integral part of these consolidated statements.

VIEWCAST.COM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE THREE MONTHS ENDED MARCH 31, 2004
(UNAUDITED)

	Series B		Series C
	Convertible		Convertible				Additional			Total
	Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated	Treasury	Stockholders’
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Capital	Deficit	Stock	Deficit
Balance, January 1, 2004	800,000	$80	200,000	$20	20,950,118	$2,095	$55,597,946	$(62,843,557)	$(11,906)	$(7,255,322)
Value of options issued for consulting services	-	-	-	-	-	-	47	-	-	47
Imputed redeemable convertible preferred stock dividends — Series D	-	-	-	-	-	-	(26,258)	-	-	(26,258)
Net loss	-	-	-	-	-	-	-	(436,230)	-	(436,230)

Balance, March 31, 2004	800,000	$80	200,000	$20	20,950,118	$2,095	$55,571,735	$(63,279,787)	$(11,906)	$(7,717,763)

The accompanying notes are an integral part of these consolidated statements.

VIEWCAST.COM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the three months ended
	March 31,
	2003	2004
Operating activities:
Net loss	$(821,194)	$(436,230)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of fixed assets	192,909	153,512
Amortization of software development costs	21,548	—
Amortization of customer contracts	—	38,750
Non-cash charges to interest expense	31,486	17,383
Loss on disposition of property and equipment	—	1,329
Consulting fees exchanged for options	201	47
Changes in operating assets and liabilities:
Accounts receivable	(132,935)	619,563
Inventories	197,959	(76,764)
Prepaid expenses	(208,797)	(38,955)
Deferred charges	—	(55,000)
Deposits	1,169	4,328
Accounts payable	(420,487)	(136,014)
Accrued expenses and stockholder accrued interest	377,969	372,060
Deferred revenue	516,510	176,355

Net cash provided by (used in) operating activities	(243,662)	640,364

Investing activities:
Purchase of property and equipment	(128,914)	(119,487)
Software development costs	—	(49,837)
Proceeds from disposition of property and equipment	—	1,074

Net cash used in investing activities	(128,914)	(168,250)

Financing activities:
Net proceeds from stockholder line of credit	1,298,000	425,000
Repayment of short-term debt, other	(713,939)	(462,912)
Repayment of long-term debt	—	(1,435)

Net cash provided by (used in) financing activities	584,061	(39,347)

Net increase in cash and cash equivalents	211,485	432,767

Cash and cash equivalents, beginning of period	288,519	299,764

Cash and cash equivalents, end of period	$500,004	$732,531

Supplemental cash flow information:
Cash paid for interest	$17,655	$14,346
Purchase of property and equipment with long-term debt	$—	$21,279

The accompanying notes are an integral part of these consolidated statements.

ViewCast.com, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

1. Basis of Presentation

     The accompanying unaudited interim consolidated financial statements include the accounts of ViewCast.com, Inc. and its wholly-owned subsidiaries, Delta Computec Inc. (DCi), Osprey Technologies, Inc., VideoWare, Inc. and ViewCast Online Solutions, Inc. (collectively, the Company or ViewCast). All material inter-company accounts and transactions have been eliminated in consolidation.

     The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-KSB/A for the year ended December 31, 2003 filed with the Securities and Exchange Commission.

     The Company utilizes significant capital to design, develop and commercialize its products and intends to fund its 2004 operating activities and sales growth by utilizing cash contributed from operations and its available working capital lines of credit to the extent possible. The Company anticipates it will require additional working capital during 2004 to support the expansion of sales channels and market distribution, to develop and introduce new products and services, to enhance existing product offerings, to address unanticipated competitive threats or technical problems, to transition adverse economic conditions and for potential acquisition transactions. In January 2004, the Company retained Rockland Capital Partners, and investment banking firm, to assist the Company with its strategic initiatives including addressing capital requirements. Although the Company has no firm arrangements with respect to additional financing, it is currently considering proposals by potential investors relating to the issuance of equity securities in exchange for a cash investment in the Company. There can be no assurance that additional financing will be available to the Company on acceptable terms, or at all. Additional equity financing may involve substantial dilution to our then existing stockholders. The Company intends to actively pursue other such strategic merger and acquisition activities to the extent possible. In the event the Company is unable to raise additional capital or execute other alternatives, we may be required to sell segments of the business, or substantially reduce or curtail our activities. Such actions could result in charges that could be material to the ViewCast’s results of operations or financial position.

2. Accounts Receivable

     The Company’s accounts receivable are primarily due from resellers and distributors of our video communications products and services and from customers in the healthcare, pharmaceutical, financial services and educational industries to whom we provide information technology services and products. Credit is extended based on evaluation of each customer’s financial condition and, generally collateral is not required except for certain international customers. Accounts receivable are generally due within 30 days and are stated net of an allowance for doubtful accounts. Accounts outstanding longer than contractual payment terms are considered past due. The Company records an allowance on a specific basis by considering a number of factors, including the length of time trade accounts are past due, the Company’s previous loss history, the credit-worthiness of individual customers, economic conditions affecting specific customer industries and economic conditions in general. The Company writes-off accounts receivable when they become uncollectible and payments subsequently received on such receivables are credited against write-offs in the period the payment is received.

     Changes in the Company’s allowance for doubtful accounts for the three months ended March 31, 2003 and 2004 are as follows:

ViewCast.com, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements — Continued

	Three Months Ended
	March 31,
	2003	2004
	(Unaudited)	(Unaudited)
Beginning balance	$144,000	$86,000
Bad debt expense	14,000	17,000
Uncollectible accounts written off, net of recoveries	1,000	1,000

Ending Balance	$159,000	$104,000

3. Inventories

     Inventories consists of the following:

	December 31,	March 31,
	2003	2004
		(Unaudited)
Purchased materials	$468,121	$480,384
Finished goods	1,086,633	1,151,134

	$1,554,754	$1,631,518

4. Accrued Expenses

     Accrued expenses consist of the following:

	December 31,	March 31,
	2003	2004
		(Unaudited)
Stockholder accrued interest	$356,844	$494,955
Accrued interest other	11,083	27,708
Accrued compensation	538,894	772,580
Accrued legal & professional	75,077	46,010
Accrued warranty	60,000	58,000
Accrued rent	23,128	14,128
Accrued inventory purchases	56,772	48,044
Customer deposits	33,872	109,807
Other	206,853	156,154

	$1,362,523	$1,727,386

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

     The following table below shows the roll forward of warranty expense for the three months ended March 31, 2003 and 2004.

ViewCast.com, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements — Continued

	For the three months ended
	March 31,
	2003	2004
	(Unaudited)	(Unaudited)
Beginning balance	$39,000	$60,000
Charged to expense	16,000	7,000
Usage	(53,000)	(9,000)

Ending Balance	$2,000	$58,000

6. Property and Equipment

     Property and equipment, at cost, consists of the following:

	Estimated
	Useful Life	December 31,	March 31,
	(Years)	2003	2004
			(Unaudited)
Computer equipment	3 to 7	$1,873,380	$1,932,077
Service assets	3	755,916	823,750
Software	3 to 5	640,997	640,997
Leasehold improvements	1 to 5	88,972	89,470
Office furniture and equipment	5 to 7	660,215	668,842

		4,019,480	4,155,136
Less accumulated depreciation and amortization		(2,440,771)	(2,591,576)

		$1,578,709	$1,563,560

7. Short-term Debt

     Since October 1998, the Company has maintained a working capital line of credit facility with an entity controlled by one of its principal stockholders, Mr. H.T. Ardinger, who also currently serves as a director, and Chairman of the Board of Directors of the Company. Prior to October 15, 2003, availability of funds under this facility was subject to certain borrowing base limitations based principally on qualifying accounts receivable and inventory with interest payable on demand at 12% and secured by the assets of ViewCast.com, Inc. In October 2003, ViewCast.com, Inc., Osprey Technologies, Inc. and VideoWare, Inc. (jointly and severally, “the Borrower”) amended the terms and conditions of this credit note and security agreement with the Ardinger Family Partnership, LTD. (“Lender”). As of the date of the agreement, the outstanding principal balance of the indebtedness under the original loan agreement was $7,509,582 and accrued and unpaid interest thereon was $1,243,665. Additionally, in October of 2003 the Company had outstanding $500,000 in advances from Lender for the purchase of DCi in October 2002. Effective October 15, 2003, the terms and conditions of the note agreement were amended to establish a long-term payout for $6,909,582 principal amount of the note and accrued interest of $1,243,665. Additionally, a new $2.0 million short-term line of credit facility was established with an initial principal amount $1.1 million consisting $600,000 principal amount of the original note and $500,000 of stockholder advances. The amended note agreement reduces the per annum interest rate on stockholder notes from 12% to the lesser of prime plus 3.0% or 9.5%, eliminates the borrowing base requirements based on outstanding accounts receivable and inventory and is secured by all assets of the Borrower.

     During the three months ended March 31, 2004, net borrowings under the new stockholder line of credit increased $425,000 resulting in a note principal balance of $1,725,000 at March 31, 2004. Total accrued interest on stockholder notes at March 31, 2004 totaled $1,508,670 of which $1,013,715 has been classified as long-term. At March 31, 2004, the Company had availability under the stockholder line of credit of $275,000.

ViewCast.com, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements — Continued

     The Company also maintains a $1.5 million asset based revolving credit facility with Keltic Financial Partners, LP (“Keltic”) for working capital support of DCi operations. Draws on the revolving credit facility are based on qualifying DCi accounts receivable. The loan balance is reduced as cash collections are received directly by Keltic. During the three months ended March 31, 2004, cash collections in excess of draws reduced the Keltic loan balance to $172,093 at March 31, 2004. DCi had availability of $492,000 under the revolving credit facility at March 31, 2004. The Company has entered into a Guaranty of Payment and a Performance and Subordination Agreement with Keltic relating to this facility.

     Short-term debt consists of the following:

	December 31,	March 31,
	2003	2004
		(Unaudited)
$2.0 million line of credit note payable to principal stockholder of the Company, secured by all assets of Borrower, with interest due on demand at the lesser of prime plus 3.0% or 9.5% fixed rate, due December 2004.	$1,300,000	$1,725,000
$1.5 million revolving based credit facility payable to a commercial finance company, collateralized by all DCi assets and guaranteed by the Company, with interest payable at the higher of prime plus 2.5% or 6.5% fixed rate, due October 2004.	635,005	172,093

	$1,935,005	$1,897,093

8. Long -Term Debt

     Long-term debt consists of the following:

	December 31,	March 31,
	2003	2004
		(Unaudited)
7% Senior Convertible Debentures due April 2004 with interest payable semi-annually in arrears	$950,000	$950,000
Stockholder term note with an entity controlled by a principal stockholder of the Company, collateralized by all assets of Borrower, with interest due at a rate per annum equal to the lesser of prime plus 3.0% or 9.5% fixed rate, due April 30, 2006 (See Note 7).	6,909,582	6,909,582
Other long-term debt	22,968	42,811

Total long-term debt	7,882,550	7,902,393
Less current maturities	(1,128,483)	(1,191,332)

Total long-term debt less current maturities	$6,754,067	$6,711,061

ViewCast.com, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements — Continued

9. Series D Redeemable Convertible Preferred Stock

     During October 2002 through June 2003, the Company issued 150,670 shares of Series D Preferred Stock as partial consideration for the acquisition of DCi and for related investment banking fees. Each share of Series D Preferred Stock has a stated value of $10.00 with a conversion option to common stock at $1.50 per share of Company common stock. The Series D Preferred Stock provides redemption rights for the holders and the Company, and other rights as described in the Certificate of Designation of the Series D Preferred Stock. The Series D Preferred Stock is redeemable at its stated value at the holders’ option upon written notice at any time after October 11, 2004. The value of the 150,670 shares issued and outstanding at March 31, 2004 reflects a discount of $61,269 from the stated value of $1,506,700 and will be recorded as imputed preferred dividends until the initial redemption date of October 11, 2004. During the three months ended March 31, 2004, the Company has recognized $26,258 as dividends on the Series D Preferred Stock. The Series D Preferred Stock is redeemable at its stated value at the Company’s option upon written notice at any time after October 11, 2005 or prior to that date if the Company’s common stock has a market value of $3.75 per share for ten consecutive trading days. Holders of Series D redeemable convertible preferred stock have no voting rights except as required by law. Series D Preferred Stock of $1,419,172 and $1,445,431 at December 31, 2003 and March 31, 2004, respectively is presented as a current liability because the initial redemption is on October 11, 2004.

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

     Following is a summary of excluded securities:

	For the Three Months Ended
	March 31,
	2003	2004
Stock options	4,400,259	3,337,030
Public and private warrants	4,184,512	4,184,512
Convertible debentures	190,000	190,000
Convertible preferred stock — Series B	2,206,896	2,206,896
Convertible preferred stock — Series C	3,333,333	3,333,333
Redeemable convertible preferred Stock — Series D	799,876	1,004,466

	15,114,876	14,256,237

11. Stock-Based Compensation

     The Company has elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” in its primary financial statements and has provided supplemental disclosures required by Statement of Financial Accounting Standards No. 123 (SFAS 123), “Accounting for Stock- Based Compensation” and by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure an amendment of FASB Statement No. 123.”

     Option exercise prices are equal to the market price on the date of grant. In general, a portion of the shares under grant become exercisable after one year and remaining shares vest monthly thereafter on a straight line basis over the vesting term of the option (typically five years). Options expire after ten years.

ViewCast.com, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements — Continued

     SFAS 123 requires the disclosure of pro forma net income and earnings per share information computed as if the Company had accounted for its employee stock options granted under the fair value method set forth in SFAS 123. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model.

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized as expense over the options’ vesting periods. Pro forma information for the three months ended March 31, 2003 and 2004 is as follows:

	Three months ended
	March 31,
	2003	2004
Net loss applicable to common stockholders:
As reported	$(1,067,735)	$(666,738)
Deduct: total stock-based compensation under fair value based method for all awards, net of related tax expense	(404,996)	(312,195)

Pro forma	$(1,472,731)	$(978,933)

Net Loss per share:
As reported — basic and diluted	$(0.05)	$(0.03)

Pro forma — basic and diluted	$(0.07)	$(0.05)

12. Segment Information

     Prior to October 2002, the Company’s organizational structure was based on one business segment engaged in the design, development and marketing of video products, systems and services. Since the acquisition of Delta Computec Inc. in October 2002, the Company now operates in two distinct business segments as follows:

     Video Communications Products and Services

     This business segment is engaged in designing, developing and marketing video communications products and services. The operations of the Company’s Osprey® line of video capture and video compression-decompression cards, its ViewCast IVN and Viewpoint VBX™ video distribution systems, and its Niagara™ line of encoding and streaming products are included in this segment. The Company Video Distribution and Networking Products

     IT Services and Products

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

ViewCast.com, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements — Continued

     The Company’s underlying accounting records are maintained on a legal entity basis for government and public reporting requirements. Segment disclosures are on a performance basis consistent with internal management reporting. The Company evaluates performance based on sales, gross margins and operating income and expense. Not all corporate operating expenses are distributed to the business segments

     The following tables provide financial data by segment for three months ended March 31, 2003 and 2004:

Summary of Sales by Geographic Area for the Three Months Ended:

		Video
		Communications
	IT Services,	Products &
	Products	Services	Total	%
March 31, 2004
United States	$2,713,199	$1,064,318	$3,777,517	75.87%
Europe	—	604,723	604,723	12.15%
Pacific Rim	—	496,884	496,884	9.98%
Other	—	99,896	99,896	2.01%

Total	$2,713,199	$2,265,821	$4,979,020	100.00%

March 31, 2003
United States	$2,488,457	$1,222,166	$3,710,623	80.16%
Europe	—	325,368	325,368	7.03%
Pacific Rim	—	490,777	490,777	10.60%
Other	—	102,438	102,438	2.21%

Total	$2,488,457	$2,140,749	$4,629,206	100.00%

Summary of Operations by Operating Segment for the Three Months Ended March 31, 2004:

		Video
		Communications
	IT Services,	Products &	Unallocated
	Products	Services	Corporate	Total
Total sales	$2,714,767	$2,265,821	$—	$4,980,588
Intersegment sales	(1,568)	—	—	(1,568)

Revenue from external customers	$2,713,199	$2,265,821	$—	$4,979,020

Gross profit	$559,087	$1,410,573	$—	$1,969,660
Operating income (loss)	$(128,866)	$55,496	$(167,933)	$(241,303)

Total assets	$5,226,898	$2,861,032	$276,173	$8,364,103
Goodwill	$1,041,430	$—	$—	$1,041,430
Customer contracts	$357,639	$—	$—	$357,639
Software development costs	$—	$49,837	$—	$49,837
Capital additions	$106,574	$19,137	$15,055	$140,766

ViewCast.com, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements — Continued

Summary of Operations by Operating Segment for the Three Months Ended March 31, 2003:

		Video
		Communications
	IT Services,	Products &	Unallocated
	Products	Services	Corporate	Total
Total sales	$2,488,457	$2,140,749	$—	$4,629,206
Intersegment sales	—	—	—	—

Revenue from external customers	$2,488,457	$2,140,749	$—	$4,629,206

Gross profit	$672,061	$1,336,351	$—	$2,008,412
Operating income (loss)	$90,839	$(273,335)	$(406,462)	$(588,958)
Total assets	$4,678,290	$2,978,419	$453,494	$8,110,203
Goodwill	$1,041,430	$—	$—	$1,041,430
Customer contracts	$215,000	$—	$—	$215,000
Capital additions	$111,532	$17,382	$—	$128,914

13. Subsequent Events

     Through May 12, 2004, ViewCast had received Notices of Conversion from the holders of $870,000 of the $950,000 principal amount of outstanding 7% Senior Convertible Debentures. The terms of the conversion include a lowered conversion price of the Debentures from $5.00 to $0.41 per share of ViewCast common stock or a total of 2,121,947 shares of common stock for the $870,000 converted. Any Debentureholder that converts its Debentures also received in cash the interest accrued under the terms of the Debenture for the period of time from November 2, 2003 through April 28, 2004 in the amount of $35.00 per $1,000 principal amount of Debentures converted, which would otherwise, pursuant to the terms of the Debentures, be forfeited upon conversion. In addition, any Debentureholder that is a not a “U.S. person” as defined in Rule 902 of the Securities Act of 1933, as amended, will receive warrants exercisable for three (3) years into 731 shares of common stock of the Company (the “Warrant Shares”) per $1,000 principal amount of Debentures converted at the exercise price of $0.45 per Warrant Share, and in connection therewith, be granted certain piggyback registration rights for the Warrant Shares. The holders of the remaining $80,000 debentures not converted have until May 14, 2004 to elect to convert under the same terms or their debentures will be redeemed In conjunction with the debenture conversions, ViewCast has agreed to pay a consulting fee consisting of hourly fees not to exceed $7,000, payable in cash or restricted stock at ViewCast’s option, and of warrants exercisable into 15,000 shares of common stock with the same terms as the warrants issued to the converting Debentureholders.

ViewCast.com, Inc. and Subsidiaries
Management’s Discussion and Analysis or
Plan of Operation

Item 2. Management’s Discussion and Analysis or Plan of Operation

     Some of the statements in this Report on Form 10-QSB under “Management’s Discussion and Analysis of Financial Conditions and Results Of Operations” and elsewhere in the Report constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include statements regarding ViewCast’s expectations, beliefs, hopes, intentions or strategies regarding the future. These statements involve known and unknown risks, uncertainties, and other factors that may cause ViewCast or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, product demand and market acceptance risks, the impact of competitive products and pricing, product development, commercialization and technological difficulties, capacity and supply constraints or difficulties, general business and economic conditions, the availability of sufficient working capital, the ability to service our debt, continued losses, the ability to successful integrate acquired operations, the effect of our accounting polices and other risks detailed in the Annual Report on Form 10-KSB/A for the year ended December 31, 2003 and the Registration Statements on Form S-3 filed on April 26, 2000 and June 30, 2000 and other filings with the Securities and Exchange Commission.

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

Overview

     ViewCast.com, Inc., doing business as ViewCast Corporation, (“ViewCast”) develops and markets a variety of products and services that enable networked video communications and provides professional information technology and customized network support services through its wholly owned subsidiary, Delta Computec Inc. (“DCi”). We are a leading global provider of enterprise-wide, video communication products for both real-time and on-demand applications. Our market presence has been expanded and supplemented with the acquisition of DCi’s technology services and sales operation in October 2002.

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

     Video Communications Products and Services

This business segment is engaged in designing, developing and marketing video communications products and services. ViewCast’s Interactive Video Network is a suite of products and offerings that addresses the processing, distribution, and use of high-quality video throughout the enterprise in a variety of forms and applications and includes the Osprey® line of video capture and video compression-decompression cards, Viewpoint VBX™ video distribution systems and Niagara™ line of encoding and streaming video servers. Corporations, media organizations, financial institutions, educational networks, healthcare facilities, and government agencies utilize our products and services, as do their customers, vendors and others with whom they may

ViewCast.com, Inc. and Subsidiaries
Management’s Discussion and Analysis or
Plan of Operation — (Continued)

communicate. ViewCast markets its video products and services directly to end-users, through original equipment manufacturers, value-added resellers and computer system integrators, worldwide.

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

ViewCast.com, Inc. and Subsidiaries
Management’s Discussion and Analysis or
Plan of Operation — (Continued)

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

Results of Operations

          Three Months Ended March 31, 2004 compared to Three Months Ended March 31, 2003

     Net Sales. Total consolidated net sales for the three months ended March 31, 2004 increased 7.6% to $4,979,020 from $4,629,206 reported during the three months ended March 31, 2003. Total 2004 first quarter sales for our video communications products and services business segment increased 5.8% and sales of our IT services and products business segment increased 9.0% over 2003 levels reflecting the beginning of improved economic conditions and slightly increased technology spending levels by our customers.

     Osprey Product Sales. During the three months ended March 31, 2004, sales of Osprey® video component and software products decreased less than one percent over 2003 levels and represented 82.5% of total 2004 video product revenues, compared to 88.0% of total revenues in the first quarter of 2003. European and Pacific Rim sales of Osprey products improved 57.3% and 1.2%, respectively over 2003 first quarter levels, while sales in United States decreased 18.5%. The relatively flat Osprey first quarter revenues reflected a combination of increased shipments of our Osprey-500 series and Osprey-200 series product families offset by reductions primarily from the discontinuation of the Osprey 2000 product family.

     In April 2004, ViewCast announced that Osprey capture cards can now be used to deliver real-time video to Macromedia® Flash™ Player, opening up a significant range of applications for ViewCast users. Osprey streaming products can seamlessly deliver quality video that can be displayed through Flash Player via the Macromedia Flash Communication Server MX or the Macromedia Flash Video Streaming Service. Macromedia Flash Communication Server MX includes the ability to stream live to the Flash Player for cross-platform streaming, and the ability to synchronize graphics and text with the video stream for superior presentation and display capabilities. Additionally in April 2004, ViewCast announced a new Osprey product, the Osprey-300, which combines the quality and superiority of the standard IEEE 1394b card, creating a quality digital video capture card with full device control capability. The Osprey-300 is also the first ViewCast capture card to be certified for Adobe® Premiere® Pro, Adobe’s award-winning non-linear editing software. With the introduction of these new products and product enhancements and as the economy continues to grow, we expect to increase Osprey product sales during 2004.

     Video Communications System and Applications Software Products. During the three months ended March 31, 2004, combined system and software sales increased 75.9% over 2003 first quarter video product revenues and represented 15.9% of total first quarter 2004 video product revenues. The increase was due to sales of ViewCast’s Niagara systems, which increased 89.0% over 2003 levels, reflecting continued customer awareness of our streaming and encoding systems and software.

     Both the economy and IT spending improvement have increased the number of bids, demonstrations and orders of our systems products into 2004. We expect that such activity should result in increased 2004 revenue further enhanced by new product introductions and features during the year. However, while there has been some improvement in technology spending and the global economy in the first quarter of 2004, constraints in technology capital spending still exist and could have an adverse impact in the future with the recurrence of adverse economic conditions.

ViewCast.com, Inc. and Subsidiaries
Management’s Discussion and Analysis or
Plan of Operation — (Continued)

     IT Services and Products. ViewCast’s DCi subsidiary is a provider of professional information technology and customized network support services to Fortune 500 and Fortune 1000 corporations, mid-sized companies, hospitals, health care facilities and financial institutions primarily in the northeastern United States. During the first quarter of 2004, IT services and product sales increased 9.0% to $2,713,199 from the comparable 2003 period, and represented 54.5% of total ViewCast revenues and 28.4% of total gross margin. IT services and product sales totaled $2,488,457 for the quarter ended March 31, 2003 and represented 53.8% of total first quarter 2003 ViewCast revenues. During the first quarter of 2004 contract service fees for customized network support, Internet and Intranet consulting, networking, maintenance, disaster recovery services totaled $2,274,003 and IT product sales totaled $439,196. During the first quarter of 2003, contract service fees for customized network support, Internet and Intranet consulting, networking, maintenance, disaster recovery services totaled $2,220,024 and IT product sales totaled $268,433.

     Other Revenues. Other video communication revenues consisting of software maintenance, training, engineering consulting fees and professional services totaled $36,237 the first quarter of 2004, a decrease of $15,163 compared to $51,400 reported in the first quarter of 2003.

     Cost of Sales/Gross Margins. Cost of sales totaled $3,009,360 for the quarter ended March 31, 2004, a 14.8% increase from 2003 levels. This increase reflected increased cost of sales relative to IT service sales and higher cost of goods associated with IT product sales. Gross profit margin for the quarter ended March 31, 2004 was 39.6% compared to 43.4% in the first quarter of 2003. The video products segment’s margin during the first quarter of 2004 of 62.3% remained relatively constant compared to 62.4% in the first quarter of 2003. Gross profit margin for IT services during the first quarter of 2004 was 20.6%, a decrease from 27.0% in the first quarter of 2003 reflecting a lower margin in IT services due to reduced project work at the beginning of 2004 and higher sales of equipment at lower margins than the first quarter of 2003. The margins for the IT services segment will vary quarter to quarter depending on the blend of different services and equipment sales occurring in each quarter.

     We anticipate gross margins, as a percentage of total revenues, will remain in excess of 50% for the video products segment and in excess of 20% for the IT service and products segment during 2004. Margins will be affected quarter to quarter by promotional activities, price adjustments, cost of materials, inventory obsolescence, the introduction of new products and the sales mix between products and services in any one reporting period.

     Selling, General and Administrative Expense. Selling, general and administrative expenses for the quarter ended March 31, 2004 totaled $1,682,910, a slight decrease of 0.2% from $1,686,404 reported during the first quarter last year.

     Research and Development Expense. Our video communications business segment incurred research and development expense during the first quarter of 2004 totaling $425,133, a decrease of 43.8% from 2003, reflecting a decrease in personnel, prototype and related expenses. Although expenses have been reduced, we have continued to develop new products and features to be released throughout 2004 targeting current and expanded market opportunities. ViewCast’s emphasis in development has become focused on customer applications combined with technological innovation. As the digital video communications market expands and matures, we expect such a balanced approach provides more efficient and effective development in relation to the market and customer applications.

          Other Income (Expense). Total other expense for the quarter end March 31, 2004 totaled $194,927 compared to $232,236 during the quarter ended March 31, 2003. Interest expense during the first quarter of 2004 and 2003 was $193,661 and $232,627, respectively, representing interest primarily from our stockholder debt, debentures, DCi’s line-of-credit financing and amortization of related issue costs. Interest expense decreased 16.8% over 2003 levels due principally to interest rate reductions through amendments to our stockholder debt and DCi’s line of credit facility with Keltic Financial Partners, LP.

ViewCast.com, Inc. and Subsidiaries
Management’s Discussion and Analysis or
Plan of Operation — (Continued)

     Net Loss. Net loss for the quarter ended March 31, 2004 was $436,230, a 46.9% improvement over the $821,194 loss reported in the comparable period in 2003. The decrease in net loss reflects reduced development expenses in the video communications products business segment and reduced interest expense on our stockholder and Keltic debt. These expense reductions were offset in part by increased cost of sales associated with IT services and product sales.

Liquidity and Capital Resources

     ViewCast’s primary sources of funds for conducting its business activities are derived from sales of its products and services, from its credit facilities and from the placement of its equity securities with investors. ViewCast requires working capital primarily to increase inventories and accounts receivable during sales growth, develop products, service debt, purchase capital assets, fund operating shortfalls and strategic acquisitions.

     Net cash generated from operating activities for the three months ended March 31, 2004 totaled $640,365 due principally to non-cash operating expenses of $211,021, accounts receivable collections of $619,563, net increases in accrued expenses, stockholder accrued interest and deferred revenues of $548,415, and a slight decrease in deposits of $4,328. These sources of funds were offset during the period by the net loss of $436,230, slight increases in inventories, prepaid trade show expenses and deferred charges of $170,719 and a decrease in trade accounts payables of $136,014.

     Cash utilized for investing activities during the three months ended March 31, 2004 totaled $168,250 and included purchases of services assets of $67,834 to support new and existing IT service contracts, $51,653 for computer equipment and test equipment to support all product lines, and $49,837 for capitalized software development associated with ViewCast’s IVN product line. These uses were offset by proceeds from the disposition of assets of $1,074.

     During the quarter March 31, 2004, ViewCast’s financing activities utilized cash of $39,347 principally from the net repayment of $462,913 of short-term borrowings to Keltic under the terms of DCi’s asset based lending line of credit and $1,435 of other debt. These repayments were offset by net borrowings under the ViewCast’s Stockholder line of credit facility of $425,000.

     Since October 1998, ViewCast has maintained a working capital line of credit facility with an entity controlled by one of its principal stockholders, Mr. H.T. Ardinger, who also currently serves as a director, and Chairman of the Board of Directors of ViewCast. Prior to October 15, 2003, availability of funds under this facility was subject to certain borrowing base limitations based principally on qualifying accounts receivable and inventory with interest payable on demand at 12% and secured by the assets of ViewCast.com, Inc. In October 2003, ViewCast.com, Inc., Osprey Technologies, Inc. and VideoWare, Inc. (jointly and severally, “the Borrower”) amended the terms and conditions of this credit note and security agreement with the Ardinger Family Partnership, LTD. (“Lender”). As of the date of the agreement, the outstanding principal balance of the indebtedness under the original loan agreement was $7,509,582 and accrued and unpaid interest thereon was $1,243,665. Additionally, in October of 2003 ViewCast had outstanding $500,000 in advances from Lender for the purchase of DCi in October 2002. Effective October 15, 2003, the terms and conditions of the note agreement were amended to establish a long-term payout for $6,909,582 principal amount of the note and accrued interest of $1,243,665. Additionally, a new $2.0 million short-term line of credit facility was established with an initial principal amount $1.1 million consisting $600,000 principal amount of the original note and $500,000 of stockholder advances. The amended note agreement reduces the per annum interest rate on stockholder notes from 12% to the lesser of prime plus 3.0% or 9.5%, eliminates the borrowing base requirements based on outstanding accounts receivable and inventory and is secured by all assets of the Borrower.

     During the three months ended March 31, 2004, net borrowings under the new stockholder line of credit increased $425,000 resulting in a note principal balance of $1,725,000 at March 31, 2004. Total

ViewCast.com, Inc. and Subsidiaries
Management’s Discussion and Analysis or
Plan of Operation — (Continued)

accrued interest on stockholder notes at March 31, 2004 totaled $1,508,670 of which $1,013,715 has been classified as long-term. At March 31, 2004, ViewCast had availability under the stockholder line of credit of $275,000.

     ViewCast also maintains a $1.5 million asset based revolving credit facility with Keltic Financial Partners, LP (“Keltic”) for working capital support of DCi operations. Draws on the revolving credit facility are based on qualifying DCi accounts receivable. The loan balance is reduced as cash collections are received directly by Keltic. During the three months ended March 31, 2004, cash collections in excess of draws reduced the Keltic loan balance to $172,093 at March 31, 2004. DCi had availability of $492,000 under the revolving credit facility at March 31, 2004. ViewCast has entered into a Guaranty of Payment and a Performance and Subordination Agreement with Keltic relating to this facility.

     At March 31, 2004, ViewCast had 3,799,680 public and public equivalent warrants and 122,500 representative warrants outstanding and exercisable at $1.00. The warrants are redeemable by ViewCast under certain conditions.

     At March 31, 2004, ViewCast had a consolidated stockholders’ deficit of $7,717,763, and in accordance with Delaware law, was precluded from paying dividends on its outstanding Series B and Series C convertible preferred stock. As a result, no preferred stock dividends have been declared or paid during 2003. The Series B and Series C preferred stock issues carry cumulative dividends of 8% and 9% per year, respectively, and are generally payable semi-annually in arrears in cash or in ViewCast common stock, at ViewCast’s option. Cumulative dividends in arrears on preferred shares are approximately: Series B-$1,280,000, Series C-$358,000. Holders of Series B and Series C preferred stock have no voting rights except as required by law.

     At March 31, 2004, ViewCast had a working capital deficit of $3,114,883 and cash and cash equivalents of $732,531. During quarter ended March 31, 2004, ViewCast experienced an overall sales increase of 7.6% compared to the first quarter of 2003 and while wary of current economic conditions, anticipates that revenues during 2004 will continue to increase over 2003 levels with growth anticipated across all business segments. In December 2003, ViewCast engaged Rockland Capital Partners, an investment banking firm, to assist ViewCast with the review, refinement, and implementation of its strategic initiatives. During 2004 ViewCast plans to improve its working capital position by increasing sales and through other initiatives that may include raising additional equity, conversion of debt to equity, further acquisitions and by exercise of warrants if market conditions allow. In October 2003, ViewCast improved its working capital position by more than $7.0 million through amendments to its stockholder line of credit and classification of a major portion of its debt and accrued interest as long-term and has reduced interest expense associated with this debt approximately 10.3% during the first quarter of 2004 compared to 2003. ViewCast also anticipates that losses may occur during 2004, or until such time as total profit margins from the sales of its products and services exceeds its total development, selling, administrative and financing costs. ViewCast strives for productivity and efficiency in workforce and operating expenses. During the first quarter of 2004, ViewCast has decreased operating consolidated operation expenses by $386,407, or 14.9%, compared to the same period in 2003. Additionally, consolidated net loss for the three months ended March 31, 2004 was reduced by 46.9%, compared to the same period in 2003.

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

ViewCast.com, Inc. and Subsidiaries
Management’s Discussion and Analysis or
Plan of Operation — (Continued)

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

     At March 31, 2004, ViewCast had no material commitments for capital expenditures.

     Through May 12, 2004, ViewCast had received Notices of Conversion from the holders of $870,000 of the $950,000 principal amount of outstanding 7% Senior Convertible Debentures. The terms of the conversion include a lowered conversion price of the Debentures from $5.00 to $0.41 per share of ViewCast common stock or a total of 2,121,947 shares of common stock for the $870,000 converted. Any Debentureholder that converts its Debentures also received in cash the interest accrued under the terms of the Debenture for the period of time from November 2, 2003 through April 28, 2004 in the amount of $35.00 per $1,000 principal amount of Debentures converted, which would otherwise, pursuant to the terms of the Debentures, be forfeited upon conversion. In addition, any Debentureholder that is a not a “U.S. person” as defined in Rule 902 of the Securities Act of 1933, as amended, will receive warrants exercisable for three (3) years into 731 shares of common stock of the Company (the “Warrant Shares”) per $1,000 principal amount of Debentures converted at the exercise price of $0.45 per Warrant Share, and in connection therewith, be granted certain piggyback registration rights for the Warrant Shares. The holders of the remaining $80,000 debentures not converted have until May 14, 2004 to elect to convert under the same terms or their debentures will be redeemed In conjunction with the debenture conversions, ViewCast has agreed to pay a consulting fee consisting of hourly fees not to exceed $7,000, payable in cash or restricted stock at ViewCast’s option, and of warrants exercisable into 15,000 shares of common stock with the same terms as the warrants issued to the converting Debentureholders. In addition to the working capital and equity improvements gained from the conversions, we believe the elimination of the Debenture debt will enhance our ability to raise equity capital in the future.

Off-Balance Sheet Arrangements

     ViewCast does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on ViewCast’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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

ViewCast.com, Inc. and Subsidiaries
Other Information

PART II: OTHER INFORMATION

Item 1.	Legal Proceedings (Not Applicable)

Item 2.	Changes in Securities and Small Business Issuer Purchases of Equity Securities (Not Applicable)

Item 3.	Defaults Upon Senior Securities (Not Applicable)

Item 4.	Submission of Matters to a Vote of Security Holders (Not Applicable)

Item 5.	Other Information

(a)	(None)

(b)	(None)

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits filed with this report: (See Exhibit Index)

(b)	Reports on Form 8-K

On March 30, 2004, the Company filed a Form 8-K, inclusive of a press release, announcing its operating results for the quarter and year ended December 31, 2003.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ViewCast.com, Inc.
(Registrant) BY:
Date: May 14, 2004	/s/ George C. Platt
George C. Platt
Chief Executive Officer Principal Executive Officer

/s/ Laurie L. Latham
Laurie L. Latham
Chief Financial Officer Principal Financial Officer

EXHIBIT INDEX

Exhibit
Number
31.1	Rule 13a-14(a)/15d-14(a) Certifications

32.1	Section 1350 Certifications