Form 10QSB
period 2004-06-30
VIEWCAST COM INC
filed 2004-08-16
CIK 921313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________ to _____________

Commission File Number: 0-29020

ViewCast.com, Inc.

(Exact Name of Small Business Issuer as Specified in its Charter)

Delaware	75-2528700

(State or other Jurisdiction of	(I.R.S. Employer Incorporation
Incorporation or Organization)	Identification No.)

17300 Dallas Parkway, Suite 2000, Dallas, TX 75248

(Address of principal executive offices)

972/488-7200

(Issuer’s Telephone Number)

Check whether the issuer (1) filed all documents required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

As of July 31, 2004, 22,825,105 shares of the Registrant’s common stock were outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

ViewCast.com, Inc. and Subsidiaries
Index to Form 10-QSB

VIEWCAST.COM, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
	2003	2004
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$299,764	$387,039
Accounts receivable, less allowance for doubtful accounts of $86,000 and $107,000 at December 31, 2003 and June 30, 2004, respectively	3,212,595	2,956,168
Inventories	1,554,754	1,753,893
Prepaid expenses	185,377	213,695
Deferred charges	23,177	70,000

Total current assets	5,275,667	5,380,795

Property and equipment, net	1,578,709	1,484,345
Goodwill	1,041,430	1,041,430
Customer contracts, net	396,389	318,889
Software development costs, net	—	94,690
Deposits	113,758	109,430

Total assets	$8,405,953	$8,429,579

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,289,730	$1,108,034
Accrued expenses	1,362,523	1,638,562
Deferred revenue	765,777	990,940
Stockholder line of credit	1,300,000	2,155,000
Short-term debt, other	635,005	583,279
Current maturities of long-term debt	1,128,483	299,170
Series D redeemable convertible preferred stock	1,419,172	1,471,689

Total current liabilities	7,900,690	8,246,674

Long-term debt less current maturities	17,224	29,003
Stockholder note payable	6,736,843	6,621,683
Stockholder accrued interest	1,006,518	1,020,911

Commitments and contingencies	—	—

Stockholders’ deficit:
Convertible preferred stock, $0.0001 par value:
Authorized shares - 5,000,000
Series B — issued and outstanding shares - 800,000	80	80
Series C — issued and outstanding shares - 200,000	20	20
Common stock, $.0001 par value:
Authorized shares - 100,000,000
Issued shares — 20,950,118 and 23,086,602 at December 31, 2003 and June 30, 2004, respectively	2,095	2,309
Additional paid-in capital	55,597,946	57,710,352
Accumulated deficit	(62,843,557)	(65,189,547)
Treasury stock, 261,497 shares at cost	(11,906)	(11,906)

Total stockholders’ deficit	(7,255,322)	(7,488,692)

Total liabilities and stockholders’ deficit	$8,405,953	$8,429,579

The accompanying notes are an integral part of these consolidated statements.

VIEWCAST.COM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2003	2004	2003	2004
Net sales	$4,796,875	$4,822,615	$9,426,081	$9,801,635
Cost of sales (includes depreciation of service assets)	2,840,828	2,890,970	5,461,622	5,900,330

Gross profit	1,956,047	1,931,645	3,964,459	3,901,305
Operating expenses:
Selling, general and administrative	1,745,388	1,773,714	3,431,792	3,456,623
Research and development	590,932	511,803	1,347,937	936,936
Depreciation and amortization	156,363	100,076	310,324	202,997

Total operating expenses	2,492,683	2,385,593	5,090,053	4,596,556

Operating loss	(536,636)	(453,948)	(1,125,594)	(695,251)
Other income (expense):
Interest income	693	215	693	430
Interest expense	(255,658)	(203,927)	(488,285)	(423,847)
Debt conversion expense	—	(1,233,723)	—	(1,233,723)
Other	4,439	7,882	4,830	6,401

Total other income (expense)	(250,526)	(1,429,553)	(482,762)	(1,650,739)

NET LOSS	$(787,162)	$(1,883,501)	$(1,608,356)	$(2,345,990)

Preferred dividends	(228,536)	(204,250)	(475,077)	(408,500)

Net loss applicable to common stockholders	$(1,015,698)	$(2,087,751)	$(2,083,433)	$(2,754,490)

Net loss per share — basic and diluted	$(0.05)	$(0.10)	$(0.10)	$(0.13)

Weighted average number of common shares outstanding	20,615,172	21,449,056	20,588,409	21,068,838

The accompanying notes are an integral part of these consolidated statements.

VIEWCAST.COM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE SIX MONTHS ENDED JUNE 30, 2004
(UNAUDITED)

	Series B Convertible		Series C Convertible
	Preferred Stock		Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Treasury	Total Stockholders’
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Capital	Deficit	Stock	Deficit
Balance, January 1, 2004	800,000	$80	200,000	$20	20,950,118	$2,095	$55,597,946	$(62,843,557)	$(11,906)	$(7,255,322)
Conversion of 7% senior convertible debentures to common stock	—	—	—	—	2,121,947	212	1,944,518	—	—	1,944,730
Sale of common stock, employee stock purchase plan	—	—	—	—	10,205	1	4,033	—	—	4,034
Exercise of employee stock options	—	—	—	—	4,332	1	1,065	—	—	1,066
Value of options and warrants issued for consulting services	—	—	—	—	—	—	3,797	—	—	3,797
Warrants issued to converting debenture holders	—	—	—	—	—	—	158,993	—	—	158,993
Net loss	—	—	—	—	—	—	—	(2,345,990)	—	(2,345,990)

Balance, June 30, 2004	800,000	$80	200,000	$20	23,086,602	$2,309	$57,710,352	$(65,189,547)	$(11,906)	$(7,488,692)

The accompanying notes are an integral part of this consolidated statement.

VIEWCAST.COM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the six months ended
	June 30,
	2003	2004
Operating activities:
Net loss	$(1,608,356)	$(2,345,990)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of fixed assets	383,142	309,806
Amortization of software development costs	43,095	—
Amortization of customer contracts	11,944	77,500
Non-cash charges to interest expense	62,972	75,694
Non-cash debt conversion expense	—	1,233,723
(Gain) loss on disposition of property and equipment	(5,594)	1,329
Consulting fees exchanged for options and warrants	360	3,797
Changes in operating assets and liabilities:
Accounts receivable	(165,742)	256,427
Inventories	(122,356)	(199,139)
Prepaid expenses	(201,277)	(28,318)
Deferred charges	—	(70,000)
Deposits	3,206	4,328
Accounts payable	(302,486)	(181,696)
Accrued expenses and stockholder accrued interest	526,022	290,432
Deferred revenue	384,021	225,163

Net cash used in operating activities	(991,049)	(346,944)

Investing activities:
Purchase of property and equipment	(201,703)	(195,706)
Customer contracts	(56,230)	—
Software development costs	—	(94,690)
Proceeds from disposition of property and equipment	6,545	682

Net cash used in investing activities	(251,388)	(289,714)

Financing activities:
Net proceeds from stockholder line of credit	1,848,000	855,000
Proceeds from sale of common stock	10,257	4,034
Proceeds from exercise of employee stock options	—	1,066
Repayment of short-term debt, other	(503,017)	(51,726)
Repayment of long-term debt	—	(84,441)

Net cash provided by financing activities	1,355,240	723,933

Net increase in cash and cash equivalents	112,803	87,275
Cash and cash equivalents, beginning of period	288,519	299,764

Cash and cash equivalents, end of period	$401,322	$387,039

Supplemental cash flow information:
Cash paid for interest	$59,459	$60,562
Purchase of property and equipment with long-term debt	$—	$21,744
Conversion of 7% convertible debentures to common stock	$—	$870,000

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

     The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Certain prior period balances have been reclassified to conform to current period presentation. Operating results for the three and six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-KSB/A for the year ended December 31, 2003 filed with the Securities and Exchange Commission.

     The Company utilizes significant capital to design, develop and commercialize its products and intends to fund its 2004 operating activities and sales growth by utilizing cash contributed from operations and its available working capital lines of credit to the extent possible. The Company anticipates it will require additional working capital during 2004 to support the expansion of sales channels and market distribution, to develop and introduce new products and services, to enhance existing product offerings, to address unanticipated competitive threats or technical problems, to transition adverse economic conditions and for potential acquisition transactions. In January 2004, the Company retained Rockland Capital Partners, an investment banking firm, to assist the Company with its strategic initiatives including addressing capital requirements. Although the Company has no firm arrangements with respect to additional financing, it is currently considering proposals by potential investors relating to the issuance of equity securities in exchange for a cash investment in the Company. There can be no assurance that additional financing will be available to the Company on acceptable terms, or at all. Additional equity financing may involve substantial dilution to our then existing stockholders. The Company intends to actively pursue other such strategic merger and acquisition activities to the extent possible. In the event the Company is unable to raise additional capital or execute other alternatives, we may be required to sell segments of the business, or substantially reduce or curtail our activities. Such actions could result in charges that could be material to the ViewCast’s results of operations or financial position.

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

     Changes in the Company’s allowance for doubtful accounts for the three and six months ended June 30, 2003 and 2004 are as follows:

ViewCast.com, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements — Continued

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2003	2004	2003	2004
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Beginning balance	$159,000	$104,000	$144,000	$86,000
Bad debt expense	14,000	9,000	28,000	26,000
Uncollectible accounts written off, net of recoveries	(26,000)	(6,000)	(25,000)	(5,000)

Ending Balance	$147,000	$107,000	$147,000	$107,000

3. Inventories

     Inventories consists of the following:

	December 31,	June 30,
	2003	2004
		(Unaudited)
Purchased materials	$468,121	$650,123
Finished goods	1,086,633	1,103,770

	$1,554,754	$1,753,893

4. Accrued Expenses

     Accrued expenses consist of the following:

	December 31,	June 30,
	2003	2004
		(Unaudited)
Stockholder accrued interest	$356,844	$641,127
Accrued interest other	11,083	—
Accrued compensation	538,894	565,313
Accrued legal & professional	75,077	36,209
Accrued warranty	60,000	57,000
Accrued rent	23,128	29,866
Accrued inventory purchases	56,772	65,934
Customer deposits	33,872	74,073
Other	206,853	169,040

	$1,362,523	$1,638,562

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

     The following table below shows the roll forward of warranty expense for the three months and six months ended June 30, 2003 and 2004:

ViewCast.com, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements — Continued

	For the three months ended		For the six months ended
	June 30,		June 30,
	2003	2004	2003	2004
Beginning balance	$2,000	$58,000	$39,000	$60,000
Charged to expense	21,000	6,000	37,000	13,000
Usage	(6,000)	(7,000)	(59,000)	(16,000)

Ending Balance	$17,000	$57,000	$17,000	$57,000

6. Property and Equipment

     Property and equipment, at cost, consists of the following:

	Estimated
	Useful Life	December 31,	June 30,
	(Years)	2003	2004
			(Unaudited)
Computer equipment	3 to 7	$1,873,380	$1,951,498
Service assets	3	755,916	858,075
Software	3 to 5	640,997	644,512
Leasehold improvements	1 to 5	88,972	91,295
Office furniture and equipment	5 to 7	660,215	686,444

		4,019,480	4,231,824
Less accumulated depreciation and amortization		(2,440,771)	(2,747,479)

		$1,578,709	$1,484,345

7. Short-term Debt

     Since October 1998, the Company has maintained a working capital line of credit facility with an entity controlled by one of its principal stockholders, Mr. H.T. Ardinger, who also currently serves as Chairman of the Board of Directors of the Company. Prior to October 15, 2003, availability of funds under this facility was subject to certain borrowing base limitations based principally on qualifying accounts receivable and inventory with interest payable on demand at 12% and secured by the assets of ViewCast.com, Inc. In October 2003, ViewCast.com, Inc., Osprey Technologies, Inc. and VideoWare, Inc. (jointly and severally, “the Borrower”) amended the terms and conditions of this credit note and security agreement with the Ardinger Family Partnership, LTD. (“Lender”). As of the date of the agreement, the outstanding principal balance of the indebtedness under the original loan agreement was $7,509,582 and accrued and unpaid interest thereon was $1,243,665. Additionally, in October of 2003 the Company had outstanding $500,000 in advances from Lender for the purchase of DCi in October 2002. Effective October 15, 2003, the terms and conditions of the note agreement were amended to establish a long-term payout for $6,909,582 principal amount of the note and accrued interest of $1,243,665. Additionally, a new $2.0 million short-term line of credit facility was established with an initial principal amount $1.1 million consisting of $600,000 principal amount of the original note and $500,000 of stockholder advances. The amended note agreement reduces the per annum interest rate on stockholder notes from 12% to the lesser of prime plus 3.0% or 9.5%, eliminates the borrowing base requirements based on outstanding accounts receivable and inventory and is secured by all assets of the Borrower. Effective April 30, 2004, the Company amended the terms and conditions of the credit facility to increase the credit line of the revolving credit note to $2.25 million and extended the commencement date for the scheduled payments of the term note and accrued interest from April 30, 2004 to August 31, 2004. Effective August 13, 2004, the Company amended the terms and conditions of the credit facility to increase the credit line of the revolving credit note to $3.0 million and extended the commencement date for the scheduled payments of the term note and accrued interest from to December 31, 2004.

ViewCast.com, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements — Continued

     During the six months ended June 30, 2004, net borrowings under the new stockholder line of credit note were $855,000 resulting in a note principal balance of $2,155,000 at June 30, 2004. Total accrued interest on stockholder notes at June 30, 2004 totaled $1,662,038 of which $1,020,911 has been classified as long-term. At June 30, 2004, the Company had availability under the stockholder line of credit of $95,000.

     The Company also maintains a $1.5 million asset based revolving credit facility with Keltic Financial Partners, LP (“Keltic”) for working capital support of DCi operations. Draws on the revolving credit facility are based on qualifying DCi accounts receivable. The loan balance is reduced as cash collections are received directly by Keltic. During the six months ended June 30, 2004, cash collections in excess of draws reduced the Keltic loan balance to $583,279 at June 30, 2004. DCi had availability of $628,000 under the revolving credit facility at June 30, 2004. The Company has entered into a Guaranty of Payment and a Performance and Subordination Agreement with Keltic relating to this facility.

     Short-term debt consists of the following:

	December 31,	June 30,
	2003	2004
		(Unaudited)
$2.25 million line of credit note payable to principal stockholder of the Company, secured by all assets of Borrower, with interest due on demand at the lesser of prime plus 3.0% or 9.5% fixed rate, due December 2004.	$1,300,000	$2,155,000
$1.5 million revolving based credit facility payable to a commercial finance company, collateralized by all DCi assets and guaranteed by the Company, with interest payable at the higher of prime plus 2.5% or 6.5% fixed rate, due October 2004.	635,005	583,279

	$1,935,005	$2,738,279

8. Long -Term Debt

     Long-term debt consists of the following:

	December 31,	June 30,
	2003	2004
		(Unaudited)
7% Senior Convertible Debentures due April 2004 with interest payable semi-annually in arrears	$950,000	$—
Stockholder term note with an entity controlled by a principal stockholder of the Company, collateralized by all assets of Borrower, with interest due at a rate per annum equal to the lesser of prime plus 3.0% or 9.5% fixed rate, due April 30, 2006 (See Note 7).	6,909,582	6,909,582
Other long-term debt	22,968	40,274

Total long-term debt	7,882,550	6,949,856
Less current maturities	(1,128,483)	(299,170)

Total long-term debt less current maturities	$6,754,067	$6,650,686

ViewCast.com, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements — Continued

     In April 2004, the Company received Notices of Conversion from the holders of $870,000 of the outstanding 7% Senior Convertible Debentures. The terms of the conversion include a lowered conversion price of the Debentures from $5.00 to $0.41 per share of ViewCast common stock or a total of 2,121,947 shares of common stock for the $870,000 converted. Each Debentureholder that converted its Debentures also received in cash the interest accrued under the terms of the Debenture for the period of time from November 2, 2003 through April 28, 2004 in the amount of $35.00 per $1,000 principal amount of Debentures converted, which would otherwise, pursuant to the terms of the Debentures, be forfeited upon conversion. In addition, the converting Debentureholders received 635,970 warrants exercisable for three (3) years into shares of common stock of the Company (the “Warrant Shares”) at an exercise price of $0.45 per Warrant Share, and in connection therewith, were granted certain piggyback registration rights for the Warrant Shares. In conjunction with the debenture conversions, the Company has agreed to pay a consulting fee consisting of hourly fees of $7,000, payable in cash or restricted stock at ViewCast’s option, and of warrants exercisable into 15,000 shares of common stock with the same terms as the warrants issued to the converting Debentureholders.

     The Company accounts for the conversion of convertible debt to equity securities in accordance with SFAS No. 84, “Induced Conversions of Convertible Debt”. In other income (expense), the Company has recognized an imputed amount for debt conversion expense equal to the fair value of all securities and other consideration transferred in the transaction in excess of the fair value of securities issuable pursuant to the original conversion terms.

	Number	Principal		Increase in
	of Equity	Amount		Common
	Securities	Converted	Debt	Stock, Par
Conversion of 7% Senior Convertible	and	into	Conversion	and Paid in
Debentures	Warrants	Equity	Expense	Capital
Conversion shares under original terms	174,000
Additional conversion shares under lowered conversion terms	1,947,947		$1,074,730
Warrant issues under lowered conversion terms	635,970		158,993

		$870,000	$1,233,723	$(2,103,723)

     This conversion transaction results in a net reduction in convertible debt and an increase in net equity of $870,000. The debt conversion expense is a non-cash charge and is a reconciling adjustment in calculating net cash used in operating activities.

9. Series D Redeemable Convertible Preferred Stock

     During October 2002 through June 2003, the Company issued 150,670 shares of Series D Preferred Stock as partial consideration for the acquisition of DCi and for related investment banking fees. Each share of Series D Preferred Stock has a stated value of $10.00 with a conversion option to common stock at $1.50 per share of Company common stock. The Series D Preferred Stock provides redemption rights for the holders and the Company, and other rights as described in the Certificate of Designation of the Series D Preferred Stock. The Series D Preferred Stock is redeemable at its stated value at the holders’ option upon written notice at any time after October 11, 2004. The value of the 150,670 shares issued and outstanding at June 30, 2004 reflects a discount of $35,011 from the stated value of $1,506,700 that will be recorded as imputed interest expense until the initial redemption date of October 11, 2004. During the six months ended June 30, 2004, the Company recognized interest expense of $52,517 on the Series D Preferred Stock. Imputed dividends recognized during the quarter ended March 31, 2004 in the amount of $26,259 have been reclassified from additional paid in capital to interest expense to conform to current period presentation. The Series D Preferred Stock is redeemable at its stated value at the Company’s option upon written notice at any time after October 11, 2005 or prior to that date if the Company’s common stock has a weighted average closing price of $3.75 per share for ten consecutive trading days. Holders of Series D

ViewCast.com, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements — Continued

redeemable convertible preferred stock have no voting rights except as required by law. Series D Preferred Stock of $1,471,172 and $1,471,689 at December 31, 2003 and June 30, 2004, respectively is presented as a current liability because of the October 11, 2004 initial redemption date.

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

     Following is a summary of excluded securities:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2003	2004	2003	2004
Stock options	4,292,622	3,196,119	4,361,220	3,271,297
Public and private warrants	4,184,512	4,509,997	4,184,512	4,401,502
Convertible debentures	190,000	95,000	190,000	126,667
Convertible preferred stock — Series B	2,206,896	2,206,896	2,206,896	2,206,896
Convertible preferred stock — Series C	3,333,333	3,333,333	3,333,333	3,333,333
Redeemable convertible preferred stock — Series D	919,736	1,004,466	868,073	1,004,466

	15,127,099	14,345,811	15,144,034	14,344,161

11. Stock-Based Compensation

     The Company has elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” in its primary financial statements and has provided supplemental disclosures required by Statement of Financial Accounting Standards No. 123 (SFAS 123), “Accounting for Stock-Based Compensation” and by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure an amendment of FASB Statement No. 123.”

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

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized as expense over the options’ vesting periods. Pro forma information for the three and six months ended June 30, 2003 and 2004 is as follows:

ViewCast.com, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements — Continued

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2003	2004	2003	2004
Net loss applicable to common stockholders:	$(1,015,698)	$(2,087,751)	$(2,083,433)	(2,754,490)
As reported
Deduct total stock-based compensation under fair value based method for all awards, net of related tax expense	(404,996)	(313,142)	(810,572)	(625,337)

Pro forma	$(1,420,694)	$(2,400,893)	$(2,894,005)	$(3,379,827)

Net loss per share:
As reported	$(0.05)	$(0.10)	$(0.10)	$(0.13)

Pro forma — basic and diluted	$(0.07)	$(0.11)	$(0.14)	$(0.16)

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

     The Company’s underlying accounting records are maintained on a legal entity basis for government and public reporting requirements. Segment disclosures are on a performance basis consistent with internal management reporting. The Company evaluates performance based on sales, gross margins and operating income and expense. Not all corporate operating expenses are distributed to the business segments

ViewCast.com, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements — Continued

     The following tables provide financial data by segment for three and six months ended June 30, 2003 and 2004:

Summary of Sales by Geographic Area for the Three Months Ended:

		Video
		Communications
	IT Services,	Products &
	Products	Products	Total	%
June 30, 2004
United States	$2,721,282	$1,116,002	$3,837,284	79.57%
Europe	—	496,715	496,715	10.30%
Pacific Rim	—	374,448	374,448	7.76%
Other	—	114,168	114,168	2.37%

Total	$2,721,282	$2,101,333	$4,822,615	100.00%

June 30, 2003
United States	$2,854,243	$1,153,378	$4,007,621	83.55%
Europe	—	325,287	325,287	6.78%
Pacific Rim	—	374,200	374,200	7.80%
Other	—	89,767	89,767	1.87%

Total	$2,854,243	$1,942,632	$4,796,875	100.00%

Summary of Sales by Geographic Area for the Six Months ended:

		Video
		Communications
	IT Services,	Products &
	Products	Products	Total	%
June 30, 2004
United States	$5,434,481	$2,180,320	$7,614,801	77.69%
Europe	—	1,101,438	1,101,438	11.24%
Pacific Rim	—	871,332	871,332	8.89%
Other	—	214,064	214,064	2.18%

Total	$5,434,481	$4,367,154	$9,801,635	100.00%

June 30, 2003
United States	$5,342,700	$2,375,545	$7,718,245	81.88%
Europe	—	650,655	650,655	6.90%
Pacific Rim	—	864,977	864,977	9.18%
Other	—	192,204	192,204	2.04%

Total	$5,342,700	$4,083,381	$9,426,081	100.00%

ViewCast.com, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements — Continued

Summary of Operations by Operating Segment for the Three Months Ended June 30, 2004:

		Video
		Communications
	IT Services,	Products &	Unallocated
	Products	Products	Corporate	Total
Total sales	$2,722,699	$2,115,454	$—	$4,838,153
Intersegment sales	(1,417)	(14,121)	—	(15,538)

Revenue from external customers	$2,721,282	$2,101,333	$—	$4,822,615

Gross profit	$642,081	$1,289,564	$—	$1,931,645

Operating income (loss)	$23,159	$(206,715)	$(270,392)	$(453,948)

Summary of Operations by Operating Segment for the Three Months Ended June 30, 2003:

		Video
		Communications
	IT Services,	Products &	Unallocated
	Products	Products	Corporate	Total
Total sales	$2,854,243	$1,961,516	$—	$4,815,759
Intersegment sales	—	(18,884)	—	(18,884)

Revenue from external customers	$2,854,243	$1,942,632	$—	$4,796,875

Gross profit	$758,411	$1,197,636	$—	$1,956,047

Operating income (loss)	$56,844	$(311,407)	$(282,073)	$(536,636)

ViewCast.com, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements — Continued

Summary of Operations by Operating Segment for the Six Months Ended June 30, 2004:

		Video
		Communications
	IT Services,	Products &	Unallocated
	Products	Products	Corporate	Total
Total sales	$5,437,466	$4,381,275	$—	$9,818,741
Intersegment sales	(2,985)	(14,121)	—	(17,106)

Revenue from external customers	$5,434,481	$4,367,154	$—	$9,801,635

Gross profit	$1,201,168	$2,700,137	$—	$3,901,305

Operating income (loss)	$(105,707)	$(151,219)	$(438,325)	$(695,251)

Total assets	$5,455,692	$2,658,081	$315,806	$8,429,579
Goodwill	$1,041,430	$—	$—	$1,041,430
Customer contracts	$318,889	$—	$—	$318,889
Capital additions	$145,811	$40,698	$30,941	$217,450

Summary of Operations by Operating Segment for the Six Months Ended June 30, 2003:

		Video
		Communications
	IT Services,	Products &	Unallocated
	Products	Products	Corporate	Total
Total sales	$5,342,700	$4,102,265	$—	$9,444,965
Intersegment sales	—	(18,884)	—	(18,884)

Revenue from external customers	$5,342,700	$4,083,381	$—	$9,426,081

Gross profit	$1,430,472	$2,533,987	$—	$3,964,459

Operating income (loss)	$108,299	$(692,295)	$(541,598)	$(1,125,594)

Total assets	$5,118,744	$2,516,229	$536,741	$8,171,714
Goodwill	$1,041,430	$—	$—	$1,041,430
Customer contracts	$203,056	$—	$—	$203,056
Capital additions	$180,923	$20,780	$—	$201,703

ViewCast.com, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements — Continued

13. Related Party Transaction and Subsequent Event

     Since October 1998, the Company has maintained a working capital line of credit facility with a partnership controlled by one of its principal stockholders and Chairman of the Board of the Company, H. T. Ardinger, Jr. (See Note 7). Effective August 13, 2004, the Company amended the terms and conditions of the credit facility to increase the credit line of the Revolving Credit Note from $2.25 million to $3.00 million and extended the commencement date for scheduled payments of the Term Note and Accrued Interest from August 31, 2004 to December 31, 2004.

ViewCast.com, Inc. and Subsidiaries
Management’s Discussion and Analysis or
Plan of Operation

Item 2. Management’s Discussion and Analysis or Plan of Operation

     Some of the statements in this Report on Form 10-QSB under “Management’s Discussion and Analysis or Plan of Operation” and elsewhere in the Report constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include statements regarding ViewCast’s expectations, beliefs, hopes, intentions or strategies regarding the future. These statements involve known and unknown risks, uncertainties, and other factors that may cause ViewCast or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, product demand and market acceptance risks, the impact of competitive products and pricing, product development, commercialization and technological difficulties, capacity and supply constraints or difficulties, general business and economic conditions, the availability of sufficient working capital, the ability to service our debt, continued losses, the ability to successful integrate acquired operations, the effect of our accounting polices and other risks detailed in the Annual Report on Form 10-KSB/A for the year ended December 31, 2003 and the Registration Statements on Form S-3 filed on April 26, 2000 and June 30, 2000 and other filings with the Securities and Exchange Commission.

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

Overview

     ViewCast.com, Inc., doing business as ViewCast Corporation (“ViewCast”), develops and markets a variety of products and services that enable networked video communications and, through its wholly owned subsidiary, Delta Computec Inc. (“DCi”), provides professional information technology and customized network support services. We are a leading global provider of enterprise-wide, video communication products for both real-time and on-demand applications.

     Since the acquisition of DCi in October 2002, ViewCast has operated in two distinct business segments: (1) video communications products and services and (2) IT services and products.

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

     IT Services and Products

This business segment includes the operations of DCi which provides customized network support, Internet and Intranet consulting, networking, maintenance, and disaster recovery services as well as computer and networking product sales to Fortune 500 and 1000 companies. Customers include financial institutions, accounting firms, healthcare providers, pharmaceutical companies and educational institutions primarily in the northeastern United States.

Critical Accounting Policies

     Management’s discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. We review the accounting policies we use in reporting our financial results on a regular basis. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an on-going basis we evaluate our estimates, including those related to accounts receivable, inventories, investments, warranty obligations, income taxes, restructuring and contingencies and litigation. Our estimates are based on historical experience and other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. In addition to the items listed above which are affected by estimates, we believe that the following are among critical accounting policies used in the preparation of our consolidated financial statements:

•	Revenue Recognition – We apply provisions of SEC Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements as revised by SAB 104, Revenue Recognition, SOP 97-2, Software Revenue Recognition, as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions and EITF 00-21, Revenue Arrangements with Multiple Deliverables to transactions involving sales of our hardware and software products. Under these guidelines, we recognize revenue on transactions where persuasive evidence of an arrangement exists, title has transferred, product payment is not contingent upon performance of installation or service obligations, the price is fixed or determinable and payment is reasonably assured. We accrue warranty costs and sales allowances for promotional activities at time of shipment based on historical experience. In addition, we defer revenue associated with maintenance and support contracts and recognize revenue ratably over their term.

•	Allowance for Doubtful Accounts – We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers or distribution partners were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

•	Excess and Obsolete Inventories – We write down our inventories for estimated obsolescence and unmarketable inventory equal to the difference between the cost of the inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less than those projected by management, additional write-downs may be required.

•	Deferred Taxes – We record a valuation allowance to reduce our deferred tax assets to an amount that we believe is more likely than not to be realized. In our opinion, realization of our net operating loss carryforward is not reasonably assured, and a valuation allowance has been

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

Results of Operations

   Three and Six Months Ended June 30, 2004 compared to Three and Six Months Ended June 30, 2003.

     Net Sales. Net sales for the quarter ended June 30, 2004 increased slightly by 0.5% to $4,822,615 from $4,796,875 reported for the same period in 2003. Net sales for the six months ended June 30, 2004 increased 4.0% to $9,801,635 from $9,426,081 reported during the same period last year. The overall increase was due principally to increases from our video communications products and services business segment.

     Video Communications Product and Service Sales. During the second quarter ended June 30, 2004, total video communications product and service sales of $2,115,453 increased by 7.8% compared to second quarter revenues in 2003 of $1,961,516. During the six months ended June 30, 2004, total video communications product and service sales of $4,381,274 increased 6.8% compared the same period revenues in 2003 of $4,102,265. The improvement was due to increased sales from both video systems and video capture cards. For the first six months of 2004, sales of video products in United States decreased 8.2% over 2003 levels, while sales in the European and Pacific Rim regions improved 69.3% and 0.7%, respectively. Sales in all other remaining regions aggregated increased 11.4% in the first six months of 2004 over the same period in 2003. The outstanding backlog of $375,000 as of June 30, 2004 includes over $200,000 in system and software products and $172,000 in video card and codec products.

     Osprey Product Sales. During the three months ended June 30, 2004, sales of Osprey® video component and software products increased 6.2% over 2003 levels. During the six months ended June 30, 2004, sales of Osprey® video component and software products increased 2.5% over 2003 levels and represented 83.5% of total 2004 video product revenues, compared to 87.0% of total revenues in the first six months of 2003. The relatively flat Osprey first six-month revenues reflected a combination of increased shipments of our Osprey-500 series and Osprey-200 series product families offset by reductions primarily from the discontinuation of the Osprey 2000 product family.

     The new Osprey-300, which combines the quality and superiority of the standard IEEE 1394b card, creating a quality digital video capture card with full device control capability, will begin shipping in the third quarter including orders outstanding from the second quarter of 2004. The Osprey-300 is also the first ViewCast capture card to be certified for Adobe® Premiere® Pro, Adobe’s award-winning non-linear editing software. With the introduction of new products and product enhancements and as the economy continues to grow, we expect to continue growth in Osprey product sales during 2004.

     Video Communications System and Applications Software Products. During the three months ended June 30, 2004, combined system and software sales increased 24.3% over 2003 second quarter video product revenues. During the six months ended June 30, 2004, combined system and software sales increased 48.7% over 2003 levels and represented 14.7% of total 2004 video product revenues, compared to 10.6% in the first six months of 2003. The increase was due to sales of ViewCast’s Niagara systems, which have increased during the first six months by 68.1% over 2003 sales level, reflecting continued expansion of customer awareness of our streaming and encoding systems and software.

     In May 2004, ViewCast announced the release of Niagara SchedulStream™, our new application control software for scheduling the management of Windows Media and Real Networks streaming video encoding. SchedulStream automates both live and on-demand encoding functions of our Niagara Streaming

ViewCast.com, Inc. and Subsidiaries
Management’s Discussion and Analysis or
Plan of Operation — (Continued)

Systems for simplified operations and streamlined workflows. In addition to automating encoding schedules, SchedulStream also integrates with Harris/Louth media management and automation systems providing seamless integration into legacy broadcast studio and post-production equipment. Further, SchedulStream simplifies the digital archiving of video content on Niagara servers by utilizing Niagara SCX encoder management software. Extra features offered by SchedulStream include the elimination of redundant encoding sessions using collision detection and an intuitive Web-based interface to allow users to schedule one-time, repeat, and ad-hoc encoding and streaming sessions. SchedulStream also provides the ability to insert metadata such as copyright, author, and title information.

     In June 2004, a new ViewCast product line, ViewCast Interactive Video Network (“IVN”), was announced to unite the sourcing, management, and delivery of video within a single control environment. IVN brings diverse technologies and components together in one simple, highly tailored solution, thereby transforming local and global video networks into a dynamic video communications platform. Our IVN technology offers users intuitive and appropriate interfaces that streamline operations while addressing the demands of even the most complex facilities and organizations. For the typical business user, virtually any form of video communication may be integrated into a single environment, all controlled with simple and intuitive user interfaces.

     Besides some economic and IT spending improvements, the second quarter of 2004 included participation by ViewCast in two trade shows which have increased the number of bids, demonstrations and orders of our systems products. We expect that such activity, enhanced by the new product introductions and features during the year, should result in further increases in 2004 systems revenue. However, renewed concerns over world events and the economy could negatively impact or defer customer spending.

     IT Services and Products. ViewCast’s DCi subsidiary is a provider of professional information technology and customized network support services to Fortune 500 and Fortune 1000 corporations, mid-sized companies, hospitals, health care facilities and financial institutions primarily in the northeastern United States. During the second quarter of 2004, IT services and product sales decreased 4.6% to $2,722,699 from the $2,854,243 reported in the comparable 2003 period. IT services and product sales totaled $5,437,466 for the six months ended June 30, 2004, a slight increase of 1.8% over the first six months of 2003. The decrease during the second quarter was primarily due to lower product sales than the prior year.

     During the quarter and six months ending June 30, 2004, service fees provided 85.3% and 84.5%, respectively, of the IT service and product revenues while product sales provided the remainder. During the quarter and six months ending June 30, 2003, service fees provided 81.7% and 85.2%, respectively, of the IT service and product revenues while product sales provided the remainder.

     As budgetary spending progresses during the remainder of 2004, IT service revenue and related product sales should increase from additional customer projects.

     Other Revenues. Other video product and service revenues consist of software maintenance, training, engineering consulting fees and professional services and represented 0.8% of consolidated revenues for the six months ended June 30, 2004. For the quarter and the six months ended June 30, 2004 other revenues totaled $43,144 and $79,381, respectively, a slight decrease over for the quarter and the six months ended June 30, 2003 of $49,027 and $100,427, respectively.

     Cost of Sales and Gross Margins. Cost of sales totaled $2,890,970 for the quarter ended June 30, 2004, a 1.8% increase from the $2,840,828 reported for the same period in 2003. Gross profit margin for the quarter ended June 30, 2004 was $1,931,645 or 40.1% compared to $1,956,047 or 40.8% in 2003. The video products segment’s margin for the second quarter of 2004 was 61.0% compared to 61.1% in 2003 and contributed 66.8% of the 2004 gross margin compared to 61.2% of the second quarter gross margin in 2003. The IT services and products margin for the second quarter of 2004 was 23.6% a decline compared

ViewCast.com, Inc. and Subsidiaries
Management’s Discussion and Analysis or
Plan of Operation — (Continued)

to 26.6% in 2003 due to lower margins from service sales. The IT services and products segment contributed 33.2% of the 2004 gross margin compared to 38.8% of the second quarter gross margin in 2003.

     Cost of sales totaled $5,900,330 for the six months ended June 30, 2004, an 8.0% increase from the $5,461,622 reported for the same period in 2003. Gross profit margin for the six months ended June 30, 2004 was $3,901,305 or 39.8% compared to $3,964,459 or 42.1% in 2003. The video products segment’s margin for the first six months of 2004 was 61.6% compared to 61.8% in 2003 and contributed 69.2% of the 2004 gross margin compared to 63.9% of the gross margin in the same period in 2003. The IT services and products margin for the first six months of 2004 was 22.1% a decline compared to 26.8% in 2003 due to lower margins from service and product sales. The IT services and products segment contributed 30.8% of the 2004 gross margin compared to 36.1% of the first six months gross margin in 2003.

     We expect future margins for IT services and products to average in the 20%-30% range compared to the video products segment’s historical margins in the 50%-60% range. Margins will be affected quarter to quarter by promotional activities, price adjustments, cost of materials, inventory obsolescence, the introduction of new products and the sales mix between products and services in any one reporting period.

     Selling, General and Administrative Expense. Selling, general and administrative (“SG&A”) expenses for the three and six months ended June 30, 2004 totaled $1,773,714 and $3,456,623, respectively, an increase from the $1,745,388 and $3,431,792, respectively, reported last year for the same periods. The increase reflects the additional sales and marketing activities and personnel for the video products segment during the second quarter of 2004 offset by lower expenses in finance, administration and support. ViewCast participated in two major tradeshows during the second quarter of 2004 compared to one in the prior year in line with our goals of developing further revenue growth and market awareness.

     Research and Development Expense. Research and development expense for the three and six months ended June 30, 2004 totaled $511,803 and $936,936, respectively, a decrease of 13.4% and 30.5% over 2003 levels, reflecting a decrease in personnel and related expenses compared to the first half of 2003. There were no material research and development expenses associated with DCi operations during the first six months of 2003 and 2004. Although expenses have been reduced, we have continued to develop new products and features being released throughout 2004 targeting current and expanded market opportunities. ViewCast’s emphasis in development has become focused on customer applications combined with technological innovation. We expect such an approach provides more efficient and effective development in relation to the market and our products.

     Other (Income) Expense. Total other (income) expense for the second quarter of 2004 totaled $1,429,553 compared to $250,526 in 2003, and for the six months ended June 30, 2004 totaled $1,650,739 compared to $482,762 in 2003.

     Other (Income) Expense had a significant increase in expense recognition due to a one-time charge for debt conversion expense. During the quarter ended June 30, 2004, ViewCast recognized a non-cash debt conversion charge of $1,233,723 related to the conversion of $870,000 principal amount of outstanding 7% convertible debentures to common stock and warrants of ViewCast. The non-cash charge was recorded in accordance with SFAS No. 84, “Induced Conversions of Convertible Debt”. In Other Income (Expense), the Company has recognized an imputed amount for debt conversion expense equal to the fair value of all securities and other consideration transferred in the transaction in excess of the fair value of securities issuable pursuant to the original conversion terms. This conversion transaction results in a net reduction in convertible debt and an increase in net equity of $870,000. The debt conversion expense is a non-cash charge and is a reconciling adjustment in calculating net cash used in operating activities. See Note 8 to the Consolidated Financial Statements for further details regarding this transaction.

     Interest expense during the second quarter of 2004 and 2003 was $203,927 and $255,658, respectively, representing interest primarily from our stockholder debt, debentures, DCi’s line-of-credit financing and

ViewCast.com, Inc. and Subsidiaries
Management’s Discussion and Analysis or
Plan of Operation — (Continued)

amortization of related issue costs. Interest expense during the first six months of 2004 and 2003 was $423,847 and $488,285, respectively. Interest expense during the second quarter and first six months of 2004 has decreased over 2003 levels by 20.2% and 13.2%, respectively, principally due to interest rate reductions through amendments to our stockholder debt and DCi’s line of credit facility with Keltic Financial Partners, LP.

     Net Loss. Net loss for the three and six months ended June 30, 2004 was $1,883,501 and $2,345,990, respectively. Net Loss was substantially affected by an increase in expense recognition due to a one-time charge for debt conversion expense. Excluding the non-cash debt conversion expense of $1,233,723 described above, net loss for the three and six months ended June 30, 2004 would have been $649,778 and $1,112,267, respectively, representing a 17.5% improvement compared to the second quarter 2003 loss of $787,162 and a 30.8% improvement over the $1,608,356 loss reported for the first six months of 2003. ViewCast has had an overall improvement in revenues and reduced operating expenses associated with our video products business segment.

Liquidity and Capital Resources

     ViewCast’s primary sources of funds for conducting its business activities are derived from sales of its products and services, from its credit facilities and from the placement of its equity securities with investors. ViewCast requires working capital primarily to increase inventories and accounts receivable during sales growth, develop products, service debt, purchase capital assets, fund operations and strategic acquisitions.

     Net cash used in operating activities for the six months ended June 30, 2004 totaled $346,944 due principally to the net loss of $2,345,990 offset by non-cash operating expenses of $1,701,849 and net changes in operating assets and liabilities of $297,197. Compared to the six months ended June 30, 2003, the net cash used in operating activities for the first six months ended June 30, 2004 improved by $644,105 substantially due to reduction in the net operating loss.

     Cash utilized for investing activities during the six months ended June 30, 2004 totaled $289,714 and included purchases of services assets of $102,158 to support new and existing IT service contracts, purchases of $93,548 for computer equipment, test equipment, and leasehold improvements to support all product lines, and purchases of $94,690 for capitalized software development associated with ViewCast’s IVN product line. These uses were offset by proceeds from the disposition of assets of $682.

     During the six months ended June 30, 2004, ViewCast’s financing activities provided cash of $723,933 principally from short-term borrowings under ViewCast’s stockholder line of credit facility of $855,000 and proceeds from the sale of common stock and exercise of stock options of $5,100. These proceeds were offset by repayment of 7% Debentures, Keltic debt and other short-term and long-term debt totaling $136,137.

     Since October 1998, ViewCast has maintained a working capital line of credit facility with an entity controlled by one of its principal stockholders, Mr. H.T. Ardinger, who also currently serves as Chairman of the Board of Directors of ViewCast. Prior to October 15, 2003, availability of funds under this facility was subject to certain borrowing base limitations based principally on qualifying accounts receivable and inventory with interest payable on demand at 12% and secured by the assets of ViewCast.com, Inc. In October 2003, ViewCast.com, Inc., Osprey Technologies, Inc. and VideoWare, Inc. (jointly and severally, “the Borrower”) amended the terms and conditions of this credit note and security agreement with the Ardinger Family Partnership, LTD. (“Lender”). As of the date of the agreement, the outstanding principal balance of the indebtedness under the original loan agreement was $7,509,582 and accrued and unpaid interest thereon was $1,243,665. Additionally, in October of 2003 ViewCast had outstanding $500,000 in advances from Lender for the purchase of DCi in October 2002. Effective October 15, 2003, the terms and conditions of the note agreement were amended to establish a long-term payout for $6,909,582 principal

ViewCast.com, Inc. and Subsidiaries
Management’s Discussion and Analysis or
Plan of Operation — (Continued)

amount of the note and accrued interest of $1,243,665. Additionally, a new $2.0 million short-term line of credit facility was established with an initial principal amount $1.1 million consisting of $600,000 principal amount of the original note and $500,000 of stockholder advances. The amended note agreement reduces the per annum interest rate on stockholder notes from 12% to the lesser of prime plus 3.0% or 9.5%, eliminates the borrowing base requirements based on outstanding accounts receivable and inventory and is secured by all assets of the Borrower. Effective April 30, 2004, ViewCast amended the terms and conditions of the credit facility to increase the credit line of the revolving credit note to $2.25 million and extended the commencement date for the scheduled payments of the term note and accrued interest from April 30, 2004 to August 31, 2004. Effective August 13, 2004, ViewCast amended the terms and conditions of the credit facility to increase the credit line of the revolving credit note to $3.0 million and extended the commencement date for the scheduled payments of the term note and accrued interest from to December 31, 2004.

     During the six months ended June 30, 2004, net borrowings under the new stockholder line of credit increased $855,000 resulting in a note principal balance of $2,155,000 at June 30, 2004. Total accrued interest on stockholder notes at June 30, 2004 totaled $1,662,038 of which $1,020,911 has been classified as long-term. At June 30, 2004, ViewCast had availability under the stockholder line of credit of $95,000 with an additional increase of$750,000 in August 2004.

     ViewCast also maintains a $1.5 million asset based revolving credit facility with Keltic Financial Partners, LP (“Keltic”) for working capital support of DCi operations. Draws on the revolving credit facility are based on qualifying DCi accounts receivable. The loan balance is reduced as cash collections are received directly by Keltic. During the six months ended June 30, 2004, cash collections in excess of draws reduced the Keltic loan balance to $583,279 at June 30, 2004. DCi had availability of $628,000 under the revolving credit facility at June 30, 2004. ViewCast has entered into a Guaranty of Payment and a Performance and Subordination Agreement with Keltic relating to this facility.

     In April 2004, ViewCast received Notices of Conversion from the holders of $870,000 of the outstanding 7% Senior Convertible Debentures. The terms of the conversion include a lowered conversion price of the Debentures from $5.00 to $0.41 per share of ViewCast common stock or a total of 2,121,947 shares of common stock for the $870,000 converted. Each Debentureholder that converted its Debentures also received in cash the interest accrued under the terms of the Debenture for the period of time from November 2, 2003 through April 28, 2004 in the amount of $35.00 per $1,000 principal amount of Debentures converted, which would otherwise, pursuant to the terms of the Debentures, be forfeited upon conversion. In addition, the converting Debentureholders received 635,970 warrants exercisable for three (3) years into shares of common stock of ViewCast (the “Warrant Shares”) at an exercise price of $0.45 per Warrant Share, and in connection therewith, were granted certain piggyback registration rights for the Warrant Shares. In conjunction with the debenture conversions, ViewCast has agreed to pay a consulting fee consisting of hourly fees of $7,000, payable in cash or restricted stock at ViewCast’s option, and of warrants exercisable into 15,000 shares of common stock with the same terms as the warrants issued to the converting Debentureholders. This conversion transaction results in a net reduction in convertible debt and an increase in net equity of $870,000. During the quarter ended June 30, 2004, ViewCast recognized a non-cash debt conversion charge of $1,233,723 related to this transaction that is more fully described in Note 8 to the Consolidated Financial Statements.

     At June 30, 2004, ViewCast had 3,799,680 public and public equivalent warrants and 122,500 representative warrants outstanding and exercisable at $1.00. The warrants are redeemable by ViewCast under certain conditions.

     At June 30, 2004, ViewCast had a consolidated stockholders’ deficit of $7,488,692, and in accordance with Delaware law, was precluded from paying dividends on its outstanding Series B and Series C convertible preferred stock. As a result, no preferred stock dividends have been declared or paid during 2004. The Series B and Series C preferred stock issues carry cumulative dividends of 8% and 9% per year, respectively, and are generally payable semi-annually in arrears in cash or in ViewCast common stock, at

ViewCast.com, Inc. and Subsidiaries
Management’s Discussion and Analysis or
Plan of Operation — (Continued)

ViewCast’s option. Cumulative dividends in arrears on preferred shares are approximately: Series B-$1,600,000, Series C-$448,000. Holders of Series B and Series C preferred stock have no voting rights except as required by law.

     At June 30, 2004, ViewCast had a working capital deficit of $2,865,879 and cash and cash equivalents of $387,039. From an operational perspective, ViewCast has reduced the amount of cash utilized in operating activities compared to the prior year from both improving revenues and reduced expenditures. During six months ended June 30, 2004, ViewCast experienced an modest sales increase of 0.5% compared to the first half of 2003 and while wary of current economic conditions, anticipates that revenues during the balance of 2004 will continue to increase over 2003 levels with growth anticipated across all business segments. ViewCast strives for productivity and efficiency in workforce and operating expenses. During the first half of 2004, ViewCast has decreased consolidated operating expenses by $493,497, or 9.7%, compared to the same period in 2003. Excluding the non-cash debt conversion charge of $1,233,723, consolidated net operating loss for the six months ended June 30, 2004 was reduced by 30.8%, compared to the same period in 2003. ViewCast anticipates that losses may occur during 2004, or until such time as total profit margins from the sales of its products and services exceeds its total development, selling, administrative and financing costs.

     ViewCast utilizes significant capital to design, develop and commercialize its products and intends to fund its operating activities and sales growth during the next twelve months by utilizing cash contributed from operations and its available working capital lines of credit to the extent possible. ViewCast anticipates it will require additional capital during the balance of 2004 for working capital to support the expansion of sales channels and market distribution, to develop and introduce new products and services, to enhance existing product offerings, to address unanticipated competitive threats or technical problems, to transition adverse economic conditions and to service its debt. During 2004 ViewCast plans to improve its working capital position by increasing sales and through other initiatives that may include raising additional equity, conversion of debt to equity, further acquisitions and by exercise of warrants if market conditions allow. Certain actions have already occurred. In October 2003, ViewCast improved its working capital position by more than $7.0 million through amendments to its stockholder line of credit and classification of a major portion of its debt and accrued interest as long-term and has reduced interest expense associated with this debt approximately 13.2% during the first half of 2004 compared to 2003. In January 2004, ViewCast engaged Rockland Capital Partners, an investment banking firm, to assist ViewCast with the review, refinement, and implementation of its strategic initiatives. In April 2004, $870,000 of debentures converted into equity. ViewCast intends to continue these initiatives and discussions related to current and potentially new debt and equity relationships. Although ViewCast has no firm arrangements with respect to additional financing, it is currently considering proposals relating to the issuance of equity securities in exchange for a cash investment in ViewCast. There can be no assurance that additional financing will be available to ViewCast on acceptable terms, or at all. Additional equity financing may involve substantial dilution to our then existing stockholders. ViewCast intends to actively pursue other strategic merger and acquisition activities to the extent possible. In the event we are unable to raise additional capital or execute other alternatives, we may be required to sell segments of the business, or substantially reduce or curtail our activities. Such actions could result in charges that could be material to ViewCast’s results of operations or financial position.

     At June 30, 2004, ViewCast had no material commitments for capital expenditures.

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

     There has been no change in the Company’s internal control over financial reporting identified in connection with the evaluation that occurred during the Company’s last fiscal quarter that has materially affected, or that is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On May 17, 2004, the Company filed a Form 8-K, inclusive of a press release, announcing its operating results for the quarter ended March 31, 2004.

On June 1, 2004, the Company filed a Form 8-K, inclusive of a press release, announcing the appointment of Horace Irwin as Corporate Vice President of Marketing and Business Development.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ViewCast.com, Inc.
(Registrant)

BY:

Date: August 16, 2004	/s/ George C. Platt

George C. Platt
Chief Executive Officer
Principal Executive Officer

/s/ Laurie L. Latham

Laurie L. Latham
Chief Financial Officer
Principal Financial Officer

EXHIBIT INDEX

Exhibit
Number
31.1	Rule 13a-14(a)/15d-14(a) Certifications

32.1	Section 1350 Certifications