Form 10QSB
period 2004-09-30
VIEWCAST COM INC
filed 2004-11-15
CIK 921313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number: 0-29020

ViewCast.com, Inc.
(Exact Name of Small Business Issuer as Specified in its Charter)

Delaware (State or other Jurisdiction of Incorporation or Organization)	75-2528700 (I.R.S. Employer Incorporation Identification No.)

17300 Dallas Parkway, Suite 2000, Dallas, TX 75248
(Address of principal executive offices)

972/488-7200
(Issuer’s Telephone Number)

Check whether the issuer (1) filed all documents required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

As of October 31, 2004, 22,825,105 shares of the Registrant’s common stock were outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☑

ViewCast.com, Inc. and Subsidiaries
Index to Form 10-QSB

VIEWCAST.COM, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2003	2004
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$299,764	$659,851
Accounts receivable, less allowance for doubtful accounts of $86,000 and $102,111 at December 31, 2003 and September 30, 2004, respectively	3,212,595	2,389,933
Inventories	1,554,754	1,769,216
Prepaid expenses	185,377	175,690
Deferred charges	23,177	85,000

Total current assets	5,275,667	5,079,690

Property and equipment, net	1,578,709	1,409,567
Goodwill	1,041,430	1,041,430
Customer contracts, net	396,389	280,139
Software development costs, net	—	139,543
Deposits	113,758	109,431

Total assets	$8,405,953	$8,059,800

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,289,730	$1,090,700
Accrued expenses	1,362,523	1,709,344
Deferred revenue	765,777	846,280
Stockholder line of credit	1,300,000	2,550,000
Short-term debt, other	635,005	—
Current maturities of long-term debt	1,128,483	388,496
Series D redeemable convertible preferred stock	1,419,172	1,497,947

Total current liabilities	7,900,690	8,082,767

Long-term debt less current maturities	17,224	8,118
Stockholder note payable	6,736,843	6,550,558
Stockholder accrued interest	1,006,518	1,338,145

Commitments and contingencies	—	—

Stockholders’ deficit:
Convertible preferred stock, $0.0001 par value:
Authorized shares — 5,000,000
Series B — issued and outstanding shares — 800,000	80	80
Series C — issued and outstanding shares — 200,000	20	20
Common stock, $.0001 par value:
Authorized shares — 100,000,000
Issued shares — 20,950,118 and 23,086,602 at December 31, 2003 and September 30, 2004, respectively	2,095	2,308
Additional paid-in capital	55,597,946	57,710,353
Accumulated deficit	(62,843,557)	(65,620,643)
Treasury stock, 261,497 shares at cost	(11,906)	(11,906)

Total stockholders’ deficit	(7,255,322)	(7,919,788)

Total liabilities and stockholders’ deficit	$8,405,953	$8,059,800

The accompanying notes are an integral part of these consolidated statements.

VIEWCAST.COM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2003	2004	2003	2004
Net sales	$5,381,014	$5,116,104	$14,807,095	$14,917,738

Cost of sales (includes depreciation of service assets)	3,199,561	3,045,417	8,661,183	8,945,747

Gross profit	2,181,453	2,070,687	6,145,912	5,971,991

Operating expenses:
Selling, general and administrative	1,638,703	1,753,031	5,070,495	5,209,653
Research and development	523,189	449,021	1,871,126	1,385,958
Depreciation and amortization	135,575	96,404	445,899	299,401

Total operating expenses	2,297,467	2,298,456	7,387,520	6,895,012

Operating loss	(116,014)	(227,769)	(1,241,608)	(923,021)

Other income (expense):
Interest income	381	275	1,074	705
Interest expense	(273,619)	(215,553)	(761,904)	(639,400)
Debt conversion expense	—	—	—	(1,233,723)
Other	—	11,952	4,830	18,353

Total other income (expense)	(273,238)	(203,326)	(756,000)	(1,854,065)

NET LOSS	$(389,252)	$(431,095)	$(1,997,608)	$(2,777,086)

Preferred dividends	(232,943)	(206,494)	(708,020)	(614,994)

Net loss applicable to common stockholders	$(622,195)	$(637,589)	$(2,705,628)	$(3,392,080)

Net loss per share — basic and diluted	$(0.03)	$(0.03)	$(0.13)	$(0.16)

Weighted average number of common shares outstanding	20,632,332	22,825,105	20,603,211	21,658,534

The accompanying notes are an integral part of these consolidated statements.

VIEWCAST.COM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004
(UNAUDITED)

	Series B		Series C
	Convertible		Convertible				Additional			Total
	Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated	Treasury	Stockholders’
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Capital	Deficit	Stock	Deficit
Balance, January 1, 2004	800,000	$80	200,000	$20	20,950,118	$2,095	$55,597,946	$(62,843,557)	$(11,906)	$(7,255,322)
Conversion of 7% senior convertible debentures to common stock	—	—	—	—	2,121,947	212	1,944,518	—	—	1,944,730
Sale of common stock, employee stock purchase plan	—	—	—	—	10,205	1	4,033	—	—	4,034
Exercise of employee stock options	—	—	—	—	4,332	—	1,065	—	—	1,065
Value of options and warrants issued for consulting services	—	—	—	—	—	—	3,798	—	—	3,798
Warrants issued to converting debenture holders	—	—	—	—	—	—	158,993	—	—	158,993
Net loss	—	—	—	—	—	—	—	(2,777,086)	—	(2,777,086)

Balance, September 30, 2004	800,000	$80	200,000	$20	23,086,602	$2,308	$57,710,353	$(65,620,643)	$(11,906)	$(7,919,788)

The accompanying notes are an integral part of this consolidated statement.

VIEWCAST.COM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the nine months ended
	September 30,
	2003	2004
Operating activities:
Net loss	$(1,997,608)	$(2,777,086)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation of fixed assets	556,783	465,527
Amortization of software development costs	60,541	—
Amortization of customer contracts	29,861	116,252
Non-cash charges to interest expense	94,458	78,775
Non-cash debt conversion expense	—	1,233,723
(Gain) loss on disposition of property and equipment	(5,977)	1,481
Consulting fees exchanged for options and warrants	587	3,797
Changes in operating assets and liabilities:
Accounts receivable	77,891	822,663
Inventories	(194,128)	(214,462)
Prepaid expenses	(115,598)	9,686
Deferred charges	—	(61,823)
Deposits	3,206	4,327
Accounts payable	(24,524)	(199,031)
Accrued expenses and stockholder accrued interest	984,777	678,448
Deferred revenue	168,082	80,502

Net cash provided by (used in) operating activities	(361,649)	242,779

Investing activities:
Purchase of property and equipment	(321,625)	(298,006)
Customer contracts	(306,230)	—
Software development costs	—	(139,543)
Proceeds from disposition of property and equipment	6,545	133

Net cash used in investing activities	(621,310)	(437,416)

Financing activities:
Net proceeds from stockholder line of credit	1,948,000	1,250,000
Proceeds from sale of common stock	10,257	4,034
Proceeds from exercise of employee stock options	—	1,066
Repayment of short-term debt, other	(653,586)	(635,004)
Repayment of long-term debt	—	(65,372)

Net cash provided by financing activities	1,304,671	554,724

Net increase in cash and cash equivalents	321,712	360,087

Cash and cash equivalents, beginning of period	288,519	299,764

Cash and cash equivalents, end of period	$610,231	$659,851

Supplemental cash flow information:
Cash paid for interest	$70,895	$74,736
Purchase of property and equipment with long-term debt	$—	$21,747
Conversion of 7% convertible debentures to common stock	$—	$870,000

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

     The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Certain prior period balances have been reclassified to conform to current period presentation. Operating results for the three and nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-KSB/A for the year ended December 31, 2003 filed with the Securities and Exchange Commission.

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

ViewCast.com, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements — Continued

     Changes in the Company’s allowance for doubtful accounts for the three and nine months ended September 30, 2003 and 2004 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2004	2003	2004
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Beginning balance	$147,045	$106,625	$144,090	$86,247
Bad debt expense	(22,727)	—	5,001	25,730
Uncollectible accounts written off, net of recoveries	7,381	(4,514)	(17,392)	(9,866)

Ending Balance	$131,699	$102,111	$131,699	$102,111

3.     Inventories

     Inventories consists of the following:

	December 31,	September 30,
	2003	2004
		(Unaudited)
Purchased materials	$468,121	$505,302
Finished goods	1,086,633	1,263,914

	$1,554,754	$1,769,216

4.     Accrued Expenses

     Accrued expenses consist of the following:

	December 31,	September 30,
	2003	2004
		(Unaudited)
Stockholder accrued interest	$356,844	$496,363
Accrued interest other	11,083	—
Accrued compensation	538,894	732,820
Accrued legal & professional	75,077	69,774
Accrued warranty	60,000	37,177
Accrued rent	23,128	25,349
Accrued inventory purchases	56,772	58,073
Customer deposits	33,872	74,073
Other	206,853	215,715

	$1,362,523	$1,709,344

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

ViewCast.com, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements — Continued

     The following table below shows the roll forward of accrued warranty expense for the three months and nine months ended September 30, 2003 and 2004:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2003	2004	2003	2004
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Beginning balance	$17,125	$57,366	$39,000	$60,000
Charged to expense	31,994	21,059	68,891	40,744
Usage	(4,953)	(41,248)	(63,725)	(63,567)

Ending Balance	$44,166	$37,177	$44,166	$37,177

6.     Property and Equipment

     Property and equipment, at cost, consists of the following:

	Estimated
	Useful Life	December 31,	September 30,
	(Years)	2003	2004
			(Unaudited)
Computer equipment	3 to 7	$1,873,380	$2,000,080
Service assets	3	755,916	884,542
Software	3 to 5	640,997	650,012
Leasehold improvements	1 to 5	88,972	91,295
Office furniture and equipment	5 to 7	660,215	686,447

		4,019,480	4,312,376
Less accumulated depreciation and amortization		(2,440,771)	(2,902,809)
		$1,578,709	$1,409,567

7.     Short-term Debt

     Since October 1998, the Company has maintained a working capital line of credit facility with an entity controlled by one of its principal stockholders, Mr. H.T. Ardinger, who also currently serves as Chairman of the Board of Directors of the Company. Prior to October 15, 2003, availability of funds under this facility was subject to certain borrowing base limitations based principally on qualifying accounts receivable and inventory with interest payable on demand at 12% and secured by the assets of ViewCast.com, Inc. In October 2003, ViewCast.com, Inc., Osprey Technologies, Inc. and VideoWare, Inc. (jointly and severally, “the Borrower”) amended the terms and conditions of this credit note and security agreement with the Ardinger Family Partnership, LTD. (“Lender”). As of the date of the agreement, the outstanding principal balance of the indebtedness under the original loan agreement was $7,509,582 and accrued and unpaid interest thereon was $1,243,665. Additionally, in October 2003 the Company had outstanding $500,000 in advances from Lender for the purchase of DCi in October 2002. Effective October 15, 2003, the terms and conditions of the note agreement were amended to establish a long-term payout for $6,909,582 principal amount of the note and accrued interest of $1,243,665. Additionally, a new $2.0 million short-term line of credit facility was established with an initial principal amount $1.1 million consisting of $600,000 principal amount of the original note and $500,000 of stockholder advances. The amended note agreement reduces the per annum interest rate on stockholder notes from 12% to the lesser of prime plus 3.0% or 9.5%, eliminates the borrowing base requirements based on outstanding accounts receivable and inventory and is secured by all assets of the Borrower. Effective April 30, 2004, the Company amended the terms and conditions of the credit facility to increase the credit line of the revolving credit note to $2.25 million and extended the commencement date for the scheduled payments of the term note and accrued interest from April 30, 2004 to August 31, 2004. Effective August 13, 2004, the

ViewCast.com, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements — Continued

Company amended the terms and conditions of the credit facility to increase the credit line of the revolving credit note to $3.0 million and extended the commencement date for the scheduled payments of the term note and accrued interest from August 31, 2004 to December 31, 2004.

     During the nine months ended September 30, 2004, net borrowings under the new stockholder line of credit note were $1,250,000 resulting in a note principal balance of $2,550,000 at September 30, 2004. Total accrued interest on stockholder notes at September 30, 2004 totaled $1,834,528 of which $1,011,859 has been classified as long-term. At September 30, 2004, the Company had availability under the stockholder line of credit of $450,000.

     The Company also maintains a $1.5 million asset based revolving credit facility with Keltic Financial Partners, LP (“Keltic”) for working capital support of DCi operations. Draws on the revolving credit facility are based on qualifying DCi accounts receivable. The loan balance is reduced as cash collections are received directly by Keltic. During the nine months ended September 30, 2004, cash collections in excess of draws reduced the Keltic loan balance to $0 at September 30, 2004. DCi had availability of $681,000 under the revolving credit facility at September 30, 2004. The Company has entered into a Guaranty of Payment and a Performance and Subordination Agreement with Keltic relating to this facility.

     On October 11, 2004, the Keltic credit facility was amended to extend the maturity date of the note to December 31, 2004 and to extend the date related to penalties for early prepayment or termination of the loan from October 11, 2004 to December 10, 2004. The credit facility continues to be secured by all DCi assets and is guaranteed by the Company. In October 2004, Keltic was paid $2,500 in modification fees pertaining to the note amendment.

     Short-term debt consists of the following:

	December 31,	September 30,
	2003	2004
		(Unaudited)
$3.0 million line of credit note payable to principal stockholder of the Company, secured by all assets of Borrower, with interest due on demand at the lesser of prime plus 3.0% or 9.5% fixed rate, due December 2004.	$1,300,000	$2,550,000

$1.5 million revolving based credit facility payable to a commercial finance company, collateralized by all DCi assets and guaranteed by the Company, with interest payable at the higher of prime plus 2.5% or 6.5% fixed rate, due October 2004.	635,005	0

	$1,935,005	$2,550,000

ViewCast.com, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements — Continued

8.     Long-Term Debt

     Long-term debt consists of the following:

	December 31,	September 30,
	2003	2004
		(Unaudited)
7% Senior Convertible Debentures due April 2004 with interest payable semi-annually in arrears	$950,000	$—

Stockholder term note with an entity controlled by a principal stockholder of the Company, collateralized by all assets of Borrower, with interest due at a rate per annum equal to the lesser of prime plus 3.0% or 9.5% fixed rate, due April 30, 2006 (See Note 7).	6,909,582	6,909,582

Other long-term debt	22,968	37,590

Total long-term debt	7,882,550	6,947,172
Less current maturities	(1,128,483)	(388,496)

Total long-term debt less current maturities	$6,754,067	$6,558,676

     In April 2004, the Company received Notices of Conversion from the holders of $870,000 of the outstanding 7% Senior Convertible Debentures. The terms of the conversion include a lowered conversion price of the Debentures from $5.00 per share to $0.41 per share of ViewCast common stock or a total of 2,121,947 shares of common stock for the $870,000 converted. Each Debentureholder that converted its Debentures also received in cash the interest accrued under the terms of the Debenture for the period of time from November 2, 2003 through April 28, 2004 in the amount of $35.00 per $1,000 principal amount of Debentures converted, which would otherwise, pursuant to the terms of the Debentures, be forfeited upon conversion. In addition, the converting Debentureholders received 635,970 warrants exercisable for three (3) years into shares of common stock of the Company (the “Warrant Shares”) at an exercise price of $0.45 per Warrant Share, and in connection therewith, were granted certain piggyback registration rights for the Warrant Shares. In conjunction with the debenture conversions, the Company has agreed to pay a consulting fee consisting of hourly fees of $7,000, payable in cash or restricted stock at ViewCast’s option, and of warrants exercisable into 15,000 shares of common stock with the same terms as the warrants issued to the converting Debentureholders.

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

ViewCast.com, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements — Continued

	Number of Equity	Principal Amount		Increase in Common
	Securities and	Converted into	Debt Conversion	Stock, Par and Paid
Conversion of 7% Senior Convertible Debentures	Warrants	Equity	Expense	in Capital
Conversion shares under original terms	174,000
Additional conversion shares under lowered conversion terms	1,947,947		$1,074,730
Warrant issues under lowered conversion terms	635,970		158,993

		$870,000	$1,233,723	$(2,103,723)

     This conversion transaction results in a net reduction in convertible debt and an increase in net equity of $870,000. The debt conversion expense is a non-cash charge and is a reconciling adjustment in calculating net cash used in operating activities.

9.     Series D Redeemable Convertible Preferred Stock

     During October 2002 through June 2003, the Company issued 150,670 shares of Series D Preferred Stock as partial consideration for the acquisition of DCi and for related investment banking fees. Each share of Series D Preferred Stock has a stated value of $10.00 with a conversion option to common stock at $1.50 per share of Company common stock. The Series D Preferred Stock provides redemption rights for the holders and the Company, and other rights as described in the Certificate of Designation of the Series D Preferred Stock. The Series D Preferred Stock is redeemable at its stated value at the holders’ option upon written notice at any time after October 11, 2004, to the extent permitted by applicable law. At September 30, 2004, the Company had a consolidated stockholders’ deficit of $7,919,788 and in accordance with Delaware law, is precluded from redeeming its outstanding Series D convertible preferred stock. As a result, no redemption may be paid for Holder Redemption Notices received by the Company while it has a consolidated stockholders’ deficit.

     The value of the 150,670 shares issued and outstanding at September 30, 2004 reflects a discount of $8,753 from the stated value of $1,506,700 that will be recorded as imputed interest expense until the initial redemption date of October 11, 2004. During the nine months ended September 30, 2004, the Company recognized interest expense of $78,775 on the Series D Preferred Stock. Imputed dividends recognized during the quarter ended March 31, 2004 in the amount of $26,259 have been reclassified from additional paid in capital to interest expense to conform to current period presentation. The Series D Preferred Stock is redeemable at its stated value at the Company’s option upon written notice at any time after October 11, 2005 or prior to that date if the Company’s common stock has a weighted average closing price of $3.75 per share for ten consecutive trading days. Holders of Series D redeemable convertible preferred stock have no voting rights except as required by law. Series D Preferred Stock of $1,471,172 and $1,497,947 at December 31, 2003 and September 30, 2004, respectively is presented as a current liability because of the October 11, 2004 initial redemption date.

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

ViewCast.com, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements — Continued

     Following is a summary of excluded securities:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2003	2004	2003	2004
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Stock options	4,092,287	3,046,124	4,246,273	3,191,577
Public and private warrants	4,184,512	4,835,482	4,184,512	4,509,997
Convertible debentures	190,000	—	190,000	95,000
Convertible preferred stock — Series B	2,206,896	2,206,896	2,206,896	2,206,896
Convertible preferred stock — Series C	3,333,333	3,333,333	3,333,333	3,333,333
Redeemable convertible preferred stock — Series D	1,004,466	1,004,466	902,171	1,004,466

	15,011,494	14,426,301	15,063,185	14,341,269

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

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized as expense over the options’ vesting periods. Pro forma information for the three and nine months ended September 30, 2003 and 2004 is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2004	2003	2004
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net loss applicable to common stockholders:	$(622,195)	$(637,589)	$(2,705,628)	(3,392,080)
As reported
Deduct total stock-based compensation under fair value based method for all awards, net of related tax expense	(406,177)	(314,349)	(1,216,749)	(939,686)

Pro forma	$(1,028,372)	$(951,938)	$(3,922,377)	$(4,331,766)

Net loss per share:
As reported	$(0.03)	$(0.03)	$(0.13)	$(0.16)

Pro forma — basic and diluted	$(0.05)	$(0.04)	$(0.19)	$(0.20)

ViewCast.com, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements — Continued

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

ViewCast.com, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements — Continued

     The following tables provide financial data by segment for three and nine months ended September 30, 2003 and 2004:

Summary of Sales by Geographic Area for the Three Months Ended (unaudited):

		Video
		Communications
	IT Services,	Products &
	Products	Services	Total	%
September 30, 2004
United States	$2,562,727	$1,424,450	$3,987,177	77.93%
Europe	—	438,044	438,044	8.56%
Pacific Rim	—	561,995	561,995	10.98%
Other	—	128,888	128,888	2.52%

Total	$2,562,727	$2,553,377	$5,116,104	100.00%

September 30, 2003
United States	$2,893,706	$1,606,446	$4,500,152	83.63%
Europe	—	292,344	292,344	5.43%
Pacific Rim	—	489,605	489,605	9.10%
Other	—	98,913	98,913	1.84%

Total	$2,893,706	$2,487,308	$5,381,014	100.00%

Summary of Sales by Geographic Area for the Nine Months Ended (unaudited):

		Video
		Communications
	IT Services,	Products &
	Products	Services	Total	%
September 30, 2004
United States	$7,997,208	$3,604,769	$11,601,977	77.77%
Europe	—	1,539,482	1,539,482	10.32%
Pacific Rim	—	1,433,327	1,433,327	9.61%
Other	—	342,952	342,952	2.30%

Total	$7,997,208	$6,920,530	$14,917,738	100.00%

September 30, 2003
United States	$8,236,406	$3,981,991	$12,218,397	82.52%
Europe	—	942,998	942,998	6.37%
Pacific Rim	—	1,354,582	1,354,582	9.15%
Other	—	291,118	291,118	1.96%

Total	$8,236,406	$6,570,689	$14,807,095	100.00%

ViewCast.com, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements — Continued

Summary of Operations by Operating Segment for the Three Months Ended September 30, 2004 (unaudited):

		Video
		Communications
	IT Services,	Products &	Unallocated
	Products	Services	Corporate	Total
Total sales	$2,565,847	$2,553,377	$—	$5,119,224
Intersegment sales	(3,120)	—	—	(3,120)

Revenue from external customers	$2,562,727	$2,553,377	$—	$5,116,104

Gross profit	$574,421	$1,496,266	$—	$2,070,687
Operating income (loss)	$(45,540)	$20,828	$(203,058)	$(227,770)

Summary of Operations by Operating Segment for the Three Months Ended September 30, 2003 (unaudited):

		Video
		Communications
	IT Services,	Products &	Unallocated
	Products	Services	Corporate	Total
Total sales	$2,893,706	$2,500,060	$—	$5,393,766
Intersegment sales	—	(12,752)	—	(12,752)

Revenue from external customers	$2,893,706	$2,487,308	$—	$5,381,014

Gross profit	$797,674	$1,383,779	$—	$2,181,453
Operating income (loss)	$342,363	$350,897	$(809,274)	$(116,014)

Summary of Operations by Operating Segment for the Nine Months Ended September 30, 2004 (unaudited):

		Video
		Communications
	IT Services,	Products &	Unallocated
	Products	Services	Corporate	Total
Total sales	$8,003,313	$6,934,651	$—	$14,937,964
Intersegment sales	(6,105)	(14,121)	—	(20,226)

Revenue from external customers	$7,997,208	$6,920,530	$—	$14,917,738

Gross profit	$1,775,590	$4,196,401	$—	$5,971,991

Operating income (loss)	$(151,247)	$(130,391)	$(641,383)	$(923,021)

Total assets	$4,739,983	$3,028,893	$290,924	$8,059,800
Goodwill	$1,041,430	$—	$—	$1,041,430
Customer contracts	$280,139	$—	$—	$280,139
Capital additions	$178,532	$83,133	$36,341	$298,006

ViewCast.com, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements — Continued

Summary of Operations by Operating Segment for the Nine Months Ended September 30, 2003 (unaudited):

		Video
		Communications
	IT Services,	Products &	Unallocated
	Products	Services	Corporate	Total
Total sales	$8,236,406	$6,602,325	$—	$14,838,731
Intersegment sales	—	(31,636)	—	(31,636)

Revenue from external customers	$8,236,406	$6,570,689	$—	$14,807,095

Gross profit	$2,228,146	$3,917,766	$—	$6,145,912

Operating income (loss)	$342,738	$(532,953)	$(1,051,393)	$(1,241,608)

Total assets	$5,057,659	$2,814,834	$380,405	$8,252,898
Goodwill	$1,041,430	$—	$—	$1,041,430
Customer contracts	$435,139	$—	$—	$435,139
Capital additions	$287,612	$34,013	$—	$321,625

13.     Related Party Transaction

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

14.     Subsequent Events

     On October 11, 2004, the DCi asset based revolving credit facility with Keltic Financial Partners, LP (“Keltic”) was amended to extend the maturity date of the note to December 31, 2004 and to extend the date related to penalties for early prepayment or termination of the loan from October 11, 2004 to December 10, 2004. The credit facility continues to be secured by all DCi assets and is guaranteed by the Company.

     The Company’s Series D Preferred Stock provides redemption rights for the holders and the Company, and other rights as described in the Certificate of Designation of the Series D Preferred Stock. The Series D Preferred Stock is redeemable at its stated value at the holders’ option upon written notice at any time after October 11, 2004, to the extent permitted by applicable law. The Company received a Holder Redemption Notice in the amount of $1,388,450 requesting an effective redemption date of October 15, 2004. At September 30, 2004, the Company had a consolidated stockholders’ deficit of $7,919,788 and in accordance with Delaware law, is precluded from redeeming its outstanding Series D convertible preferred stock. As a result, no redemption may be paid for Holder Redemption Notices received by the Company while it has a consolidated stockholders’ deficit.

ViewCast.com, Inc. and Subsidiaries
Management’s Discussion and Analysis or
Plan of Operation

Item 2.  Management’s Discussion and Analysis or Plan of Operation

     Some of the statements in this Report on Form 10-QSB under “Management’s Discussion and Analysis or Plan of Operation” and elsewhere in this Report constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include statements regarding ViewCast’s expectations, beliefs, hopes, intentions or strategies regarding the future. These statements involve known and unknown risks, uncertainties, and other factors that may cause ViewCast or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, product demand and market acceptance risks, the impact of competitive products and pricing, product development, commercialization and technological difficulties, capacity and supply constraints or difficulties, general business and economic conditions, the availability of sufficient working capital, the ability to service our debt, continued losses, the ability to successfully integrate acquired operations, the effect of our accounting polices and other risks detailed in our Annual Report on Form 10-KSB/A for the year ended December 31, 2003 and the Registration Statements on Form S-3 filed on April 26, 2000 and June 30, 2000 and other filings with the Securities and Exchange Commission.

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

Results of Operations

     Three and Nine Months Ended September 30, 2004 compared to Three and Nine Months Ended September 30, 2003.

     Net Sales. Net sales for the quarter ended September 30, 2004 decreased by 4.9% to $5,116,104 from $5,381,014 reported for the same period in 2003. The decrease was primarily attributable to lower IT product sales. Net sales for the nine months ended September 30, 2004 increased slightly by 0.7% to $14,917,738 from $14,807,095 reported during the same period last year. The overall increase was due principally to increases from our video communications products and services business segment.

     Video Communications Product and Service Sales. During the third quarter ended September 30, 2004, total video communications product and service sales of $2,553,377 increased by 2.7% compared to third quarter revenues in 2003 of $2,487,308. During the nine months ended September 30, 2004, total video communications product and service sales of $6,920,530 increased 5.3% compared the same period revenues in 2003 of $6,570,689. The improvement was due to increased sales from both video systems and video capture cards. For the first nine months of 2004, sales of video products in the United States decreased 9.1% over 2003 levels, while sales in the European and Pacific Rim regions improved 63.3% and 5.8%, respectively. Sales in all other remaining regions aggregated increased 17.8% in the first nine months of 2004 over the same period in 2003.

     Osprey Product Sales. During the three months ended September 30, 2004, sales of Osprey® video component and software products increased 16.1% over 2003 levels. During the nine months ended September 30, 2004, sales of Osprey® video component and software products increased 6.9% over 2003 levels. The increased Osprey first nine-month revenues reflected a combination of increased shipments of our Osprey-500 series and Osprey-200 series product families offset by reductions primarily from the discontinuation of the Osprey 2000 product family.

     The new Osprey-300, which combines the quality and superiority of the standard IEEE 1394b card, creating a quality digital video capture card with full device control capability, began shipping in the third quarter. The Osprey-300 is also the first ViewCast capture card to be certified for Adobe® Premiere® Elements, Adobe’s award-winning non-linear editing software. With the introduction of new products and product enhancements and as the economy continues to grow, we expect to continue growth in Osprey product sales during 2004.

     Video Communications System and Applications Software Products. During the three months ended September 30, 2004, combined system and software sales decreased 29.6% over 2003 third quarter video product revenues. During the nine months ended September 30, 2004, combined system and software sales increased slightly by 0.5% over 2003 levels. The decrease in three-month sales was due to decreased sales of ViewCast’s Niagara systems, offset by a slight increase in the IVN product line.

     Besides some economic and IT spending improvements, the third quarter of 2004 included participation by ViewCast in a major European trade show which has increased the number of bids, demonstrations and orders from the region of our video products.

     IT Services and Products. ViewCast’s DCi subsidiary is a provider of professional information technology and customized network support services to Fortune 500 and Fortune 1000 corporations, mid-sized companies, hospitals, health care facilities and financial institutions primarily in the northeastern

ViewCast.com, Inc. and Subsidiaries
Management’s Discussion and Analysis or
Plan of Operation — (Continued)

United States. During the third quarter of 2004, IT services and product sales decreased 11.4% to $2,562,727 from the $2,893,706 reported in the comparable 2003 period. IT services and product sales totaled $8,997,208 for the nine months ended September 30, 2004, a slight decrease of 2.9% over the first nine months of 2003. The decreases were primarily due to lower product sales than the prior year.

     During the quarter and nine months ending September 30, 2004, service fees provided 91.2% and 86.7%, respectively, of the IT service and product revenues while product sales provided the remainder. During the quarter and nine months ending September 30, 2003, service fees provided 82.7% and 84.3%, respectively, of the IT service and product revenues while product sales provided the remainder.

     As end of year budgetary spending progresses during the remainder of 2004, IT service revenue and related product sales should increase from additional customer projects.

     Other Revenues. Other video product and service revenues consist of software maintenance, training, engineering consulting fees and professional services and represented 0.8% of consolidated revenues for the nine months ended September 30, 2004. For the quarter and the nine months ended September 30, 2004 other revenues totaled $44,545 and $123,925, respectively, a slight decrease over the quarter and the nine months ended September 30, 2003 of $46,464 and $146,892, respectively.

     Cost of Sales and Gross Margins. Cost of sales totaled $3,045,417 for the quarter ended September 30, 2004, a 4.8% decrease from the $3,199,561 reported for the same period in 2003. Gross profit margin for the quarter ended September 30, 2004 was $2,070,687 or 40.5% compared to $2,181,453 or 40.5% in 2003. The video products segment’s margin for the third quarter of 2004 was 58.6% compared to 55.4% in 2003 and contributed 72.3% of the 2004 gross margin compared to 63.1% of the third quarter gross margin in 2003. The IT services and products margin for the third quarter of 2004 was 22.4% a decline compared to 27.8% in 2003 due to lower margins from product sales. Margins on product sales vary period to period depending on the mix of third-party products sold and the relative availability of those products in the market. The IT services and products segment contributed 27.7% of the 2004 gross margin compared to 36.9% of the third quarter gross margin in 2003.

     Cost of sales totaled $8,945,747 for the nine months ended September 30, 2004, a 3.3% increase from the $8,661,183 reported for the same period in 2003. Gross profit margin for the nine months ended September 30, 2004 was $5,971,991 or 40.0% compared to $6,145,912 or 41.5% in 2003. The video products segment’s margin for the first nine months of 2004 was 60.6% compared to 59.4% in 2003 and contributed 70.2% of the 2004 gross margin compared to 63.5% of the gross margin in the same period in 2003. The IT services and products margin for the first nine months of 2004 was 22.3%, a decline compared to 27.3% in 2003 due to lower margins from service and product sales. The IT services and products segment contributed 29.8% of the 2004 gross margin compared to 36.5% of the first nine months gross margin in 2003.

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

     Selling, General and Administrative Expense. Selling, general and administrative (“SG&A”) expenses for the three and nine months ended September 30, 2004 totaled $1,753,030 and $5,209,653, respectively, an increase from the $1,638,703 and $5,070,495, respectively, reported last year for the same periods. The increase reflects the additional sales and marketing activities and personnel for the video products segment added during the second quarter of 2004 offset by lower expenses in customer support. ViewCast participated in three major tradeshows during the first nine months of 2004 compared to two in the prior year in line with our goals of developing further revenue growth and market awareness.

ViewCast.com, Inc. and Subsidiaries
Management’s Discussion and Analysis or
Plan of Operation — (Continued)

     Research and Development Expense. Research and development expense for the three and nine months ended September 30, 2004 totaled $449,022 and $1,385,958, respectively, a decrease of 14.2% and 25.9% over 2003 levels, reflecting a decrease in personnel and related expenses compared to the first nine months of 2003. There were no material research and development expenses associated with DCi operations during the first nine months of 2003 and 2004. Although expenses have been reduced, we have continued to develop new products and features being released throughout 2004 targeting current and expanded market opportunities. ViewCast’s emphasis in development has become focused on customer applications combined with technological innovation. We expect such an approach provides more efficient and effective development in relation to the market and our products.

     Other (Income) Expense. Total other (income) expense for the third quarter of 2004 totaled $203,326 compared to $273,238 in 2003, and for the nine months ended September 30, 2004 totaled $1,854,065 compared to $756,000 in 2003.

     Other (Income) Expense had a significant increase in expense recognition due to a one-time charge for debt conversion expense. During the quarter ended June 30, 2004, ViewCast recognized a non-cash debt conversion charge of $1,233,723 related to the conversion of $870,000 principal amount of outstanding 7% convertible debentures into common stock and warrants of ViewCast. The non-cash charge was recorded in accordance with SFAS No. 84, “Induced Conversions of Convertible Debt”. In Other Income (Expense), the Company has recognized an imputed amount for debt conversion expense equal to the fair value of all securities and other consideration transferred in the transaction in excess of the fair value of securities issuable pursuant to the original conversion terms. This conversion transaction results in a net reduction in convertible debt and an increase in net equity of $870,000. The debt conversion expense is a non-cash charge and is a reconciling adjustment in calculating net cash used in operating activities. See Note 8 to the Consolidated Financial Statements for further details regarding this transaction.

     Interest expense during the third quarters of 2004 and 2003 was $215,553 and $273,619, respectively, representing interest primarily from our stockholder debt, debentures, DCi’s line-of-credit financing and amortization of related issue costs. Interest expense during the first nine months of 2004 and 2003 was $639,400 and $761,904, respectively. Interest expense during the third quarter and first nine months of 2004 has decreased over 2003 levels by 21.2% and 16.1%, respectively, principally due to interest rate reductions through amendments to our stockholder debt and DCi’s line of credit facility with Keltic Financial Partners, LP.

     Net Loss. Net loss for the three and nine months ended September 30, 2004 was $431,095 and $2,777,086, respectively. Net Loss was substantially affected by an increase in expense recognition due to a one-time charge for debt conversion expense. Excluding the non-cash debt conversion expense of $1,233,723 described above, net loss for the nine months ended September 30, 2004 would have been $1,543,363, representing a 22.7% improvement compared to the loss reported for the first nine months of 2003.

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

     Net cash provided by operating activities for the nine months ended September 30, 2004 increased to $242,779 due principally to the decrease in accounts receivable and other accrued liabilities offset by the net loss of $2,777,086, which includes the non-cash debt conversion expense of $1,233,723. Compared to the nine months ended June 30, 2003, the net cash provided by operating activities for the first nine months

ViewCast.com, Inc. and Subsidiaries
Management’s Discussion and Analysis or
Plan of Operation — (Continued)

ended September 30, 2004 improved by $604,428 due to the reduction in the net operating loss, and improvement in Viewcast net working capital.

     Cash utilized for investing activities during the nine months ended September 30, 2004 totaled $437,416 and included purchases of property and equipment of $128,626 to support new and existing IT service contracts, purchases of $170,747 for property and equipment to support all product lines, and purchases of $139,543 for capitalized software development associated with ViewCast’s IVN product line.

     During the nine months ended September 30, 2004, ViewCast’s financing activities provided cash of $554,724 principally from short-term borrowings under ViewCast’s stockholder line of credit facility of $1,250,000 and proceeds from the sale of common stock and exercise of stock options of $5,100. These proceeds were offset by repayment of 7% Debentures, Keltic debt and other short-term and long-term debt totaling $700,376.

     Since October 1998, ViewCast has maintained a working capital line of credit facility with an entity controlled by one of its principal stockholders, Mr. H.T. Ardinger, who also currently serves as Chairman of the Board of Directors of ViewCast. Prior to October 15, 2003, availability of funds under this facility was subject to certain borrowing base limitations based principally on qualifying accounts receivable and inventory with interest payable on demand at 12% and secured by the assets of ViewCast.com, Inc. In October 2003, ViewCast.com, Inc., Osprey Technologies, Inc. and VideoWare, Inc. (jointly and severally, “the Borrower”) amended the terms and conditions of this credit note and security agreement with the Ardinger Family Partnership, LTD. (“Lender”). As of the date of the agreement, the outstanding principal balance of the indebtedness under the original loan agreement was $7,509,582 and accrued and unpaid interest thereon was $1,243,665. Additionally, in October of 2003 ViewCast had outstanding $500,000 in advances from Lender for the purchase of DCi in October 2002. Effective October 15, 2003, the terms and conditions of the note agreement were amended to establish a long-term payout for $6,909,582 principal amount of the note and accrued interest of $1,243,665. Additionally, a new $2.0 million short-term line of credit facility was established with an initial principal amount $1.1 million consisting of $600,000 principal amount of the original note and $500,000 of stockholder advances. The amended note agreement reduces the per annum interest rate on stockholder notes from 12% to the lesser of prime plus 3.0% or 9.5%, eliminates the borrowing base requirements based on outstanding accounts receivable and inventory and is secured by all assets of the Borrower. Effective April 30, 2004, ViewCast amended the terms and conditions of the credit facility to increase the credit line of the revolving credit note to $2.25 million and extended the commencement date for the scheduled payments of the term note and accrued interest from April 30, 2004 to August 31, 2004. Effective August 13, 2004, ViewCast amended the terms and conditions of the credit facility to increase the credit line of the revolving credit note to $3.0 million and extended the commencement date for the scheduled payments of the term note and accrued interest from August 31, 2004 to December 31, 2004.

     During the nine months ended September 30, 2004, net borrowings under the new stockholder line of credit increased $1,250,000 resulting in a note principal balance of $2,550,000 at September 30, 2004. Total accrued interest on stockholder notes at September 30, 2004 totaled $1,834,528 of which $1,011,859 has been classified as long-term. At September 30, 2004, ViewCast had availability under the stockholder line of credit of $450,000.

     ViewCast also maintains a $1.5 million asset based revolving credit facility with Keltic Financial Partners, LP (“Keltic”) for working capital support of DCi operations. Draws on the revolving credit facility are based on qualifying DCi accounts receivable. The loan balance is reduced as cash collections are received directly by Keltic. During the nine months ended September 30, 2004, cash collections in excess of draws reduced the Keltic loan balance to $0 at September 30, 2004. DCi had availability of $681,000 under the revolving credit facility at September 30, 2004. ViewCast has entered into a Guaranty of Payment and a Performance and Subordination Agreement with Keltic relating to this facility. On October 11, 2004, the Keltic credit facility was amended to extend the maturity date of the note to December 31, 2004 and to extend the date related to penalties for early prepayment or termination of the

ViewCast.com, Inc. and Subsidiaries
Management’s Discussion and Analysis or
Plan of Operation — (Continued)

loan from October 11, 2004 to December 10, 2004. The credit facility continues to be secured by all DCi assets and is guaranteed by ViewCast.

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

     ViewCast’s Series D Preferred Stock provides redemption rights for the holders and ViewCast, and other rights as described in the Certificate of Designation of the Series D Preferred Stock. The Series D Preferred Stock is redeemable at its stated value at the holders’ option upon written notice at any time after October 11, 2004, to the extent permitted by applicable law. ViewCast received a Holder Redemption Notice in the amount of $1,388,450 requesting an effective redemption date of October 15, 2004. At September 30, 2004, ViewCast had a consolidated stockholders’ deficit of $7,919,788 and in accordance with Delaware law, is precluded from redeeming its outstanding Series D convertible preferred stock. As a result, no redemption may be paid for Holder Redemption Notices received by ViewCast while it has a consolidated stockholders’ deficit.

     At September 30, 2004, ViewCast had 3,799,680 public and public equivalent warrants and 122,500 representative warrants outstanding and exercisable at $1.00. The warrants are redeemable by ViewCast under certain conditions.

     At September 30, 2004, ViewCast had a consolidated stockholders’ deficit of $7,919,788, and in accordance with Delaware law, was precluded from paying dividends on its outstanding Series B and Series C convertible preferred stock. As a result, no preferred stock dividends have been declared or paid during 2004. The Series B and Series C preferred stock issues carry cumulative dividends of 8% and 9% per year, respectively, and are generally payable semi-annually in arrears in cash or in ViewCast common stock, at ViewCast’s option. Cumulative dividends in arrears on preferred shares are approximately: Series B-$1,600,000, Series C-$448,000. Holders of Series B and Series C preferred stock have no voting rights except as required by law.

     At September 30, 2004, ViewCast had a working capital deficit of $3,088,077 and cash and cash equivalents of $659,851. From an operational perspective, ViewCast has reduced the amount of cash utilized in operating activities compared to the prior year from both improving revenues and reduced expenditures. During the nine months ended September 30, 2004, ViewCast experienced a modest sales increase of 0.7% compared to the same period of 2003 and while wary of current economic conditions, anticipates that revenues during the balance of 2004 will continue to increase over 2003 levels with improvement anticipated across all business segments. ViewCast strives for productivity and efficiency in our workforce and operating expenses. During the first nine months of 2004, ViewCast has decreased consolidated operating expenses by $492,508, or 6.7%, compared to the same period in 2003. Excluding the non-cash debt conversion charge of $1,233,723, consolidated net operating loss for the nine months

ViewCast.com, Inc. and Subsidiaries
Management’s Discussion and Analysis or
Plan of Operation — (Continued)

ended September 30, 2004 was reduced by 22.7%, compared to the same period in 2003. ViewCast anticipates that losses may continue during 2004, or until such time as total profit margins from the sales of its products and services exceeds its total development, selling, administrative and financing costs.

     ViewCast utilizes significant capital to design, develop and commercialize its products and intends to fund its operating activities and sales growth during the next twelve months by utilizing cash contributed from operations and its available working capital lines of credit to the extent possible. ViewCast anticipates it will require additional capital during the balance of 2004 for working capital to support the expansion of sales channels and market distribution, to develop and introduce new products and services, to enhance existing product offerings, to address unanticipated competitive threats or technical problems, to transition adverse economic conditions and to service its debt. During 2004 ViewCast plans to improve its working capital position by increasing sales and through other initiatives that may include raising additional equity, conversion of debt to equity, further acquisitions and by exercise of warrants if market conditions allow. Certain actions have already occurred. In October 2003, ViewCast improved its working capital position by more than $7.0 million through amendments to its stockholder line of credit and classification of a major portion of its debt and accrued interest as long-term and has reduced interest expense associated with this debt approximately 16.1% during the first nine months of 2004 compared to 2003. In January 2004, ViewCast engaged Rockland Capital Partners, an investment banking firm, to assist ViewCast with the review, refinement, and implementation of its strategic initiatives. In April 2004, $870,000 of debentures converted into equity. ViewCast intends to continue these initiatives and discussions related to current and potentially new debt and equity relationships. Although ViewCast has no firm arrangements with respect to additional financing, it is currently considering proposals relating to the issuance of equity securities in exchange for a cash investment in ViewCast. There can be no assurance that additional financing will be available to ViewCast on acceptable terms, or at all. Additional equity financing may involve substantial dilution to our then existing stockholders. ViewCast intends to actively pursue other strategic merger and acquisition activities to the extent possible. In the event we are unable to raise additional capital or execute other alternatives, we may be required to sell segments of the business, or substantially reduce or curtail our activities. Such actions could result in charges that could be material to ViewCast’s results of operations or financial position.

     At September 30, 2004, ViewCast had no material commitments for capital expenditures.

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

ViewCast.com, Inc. and Subsidiaries
Other Information

PART II: OTHER INFORMATION

Item 1.	Legal Proceedings (Not Applicable)

Item 2.	Changes in Securities and Small Business Issuer Purchases of Equity Securities (Not Applicable)

Item 3.	Defaults Upon Senior Securities (Not Applicable)

Item 4.	Submission of Matters to a Vote of Security Holders (Not Applicable)

Item 5.	Other Information

(a)	(None)

(b)	(None)

Item 6.	Exhibits Exhibits filed with this report: (See Exhibit Index)

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ViewCast.com, Inc. (Registrant)
BY:
Date: November 15, 2004	/s/ George C. Platt
George C. Platt
Chief Executive Officer Principal Executive Officer

/s/ Laurie L. Latham
Laurie L. Latham
Chief Financial Officer Principal Financial Officer

EXHIBIT INDEX

Exhibit
Number
31.1	Rule 13a-14(a)/15d-14(a) Certifications

32.1	Section 1350 Certifications