Form 10KSB
period 2004-12-31
VIEWCAST COM INC
filed 2005-04-15
CIK 921313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-KSB

☑	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2004.

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

          Title of Class

Common Stock, $.0001 par value
Redeemable Common Stock Purchase Warrants

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

State issuer’s revenues for its most recent fiscal year.	$20,526,922

The aggregate market value of the voting and non-voting common stock held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of March 31, 2005 was $7,103,012. As of March 31, 2005, there were 25,367,901 shares of the Company’s common stock (par value $0.0001) outstanding.

Documents incorporated by reference: Proxy Statement, Part III.

PART I

Item 1. Description of Business

Overview

     ViewCast.com, Inc., doing business as ViewCast Corporation (“ViewCast”), develops video and audio communications products for delivering content dynamically via a variety of network types and protocols. These products include Osprey® Video capture cards, Niagara® video encoders/servers, and ViewCast IVN enterprise software and systems. ViewCast products address the video capture, processing, and delivery requirements for a broad range of applications and markets. ViewCast also provides professional IT services focused on merged data and video networks through its wholly owned subsidiary Delta Computec Inc. (“DCi”).

     ViewCast is focused on growth by leveraging the video market expansion and our well-known products to capitalize on sales opportunities. We believe that emphasis on revenue and market share growth will enable us to realize long-term profitability and shareholder value.

     Prior to October 2002, ViewCast’s organizational structure was based on one business segment engaged in the design, development and marketing of video products, systems and services. Since the acquisition of Delta Computec Inc. in October 2002, ViewCast now operates in two distinct business segments as follows:

     Video Communications Products and Services — This business segment is engaged in designing, developing and marketing video communications products and services. The products enable sophisticated video processing and communications and include the Osprey® line of video capture cards, the ViewCast IVN™ (Interactive Video Network) systems, the Niagara™ line of video encoding systems and servers, and related application software such as SimulStream™ and SCX™. These products are installed in computers, appliances, or within a communications network and are used for a variety of video communication applications, including corporate communications, information gathering, security, training, distance learning, conferencing, Internet video and broadcast applications. Corporations, media organizations, financial institutions, educational networks, healthcare facilities, and government agencies utilize our products and services, as do their customers, vendors and others with whom they may communicate. ViewCast markets its video products and services directly to end-users, through original equipment manufacturers (“OEMs”), value-added resellers (“VARs”) and computer system integrators, worldwide.

     IT Services and Products — This business segment includes the operations of DCi, which provides customized network support, Internet and Intranet consulting, networking, maintenance and disaster recovery services as well as computer and networking product sales to Fortune 500 and 1000 companies. Customers include financial institutions, accounting firms, healthcare providers, pharmaceutical companies and educational institutions primarily in the northeastern United States.

     ViewCast’s senior executives are: President and Chief Executive Officer George C. Platt, Chief Financial Officer and Senior Vice President Laurie L. Latham, Senior Vice President of Operations David T. Stoner, and Vice President of Marketing and Business Development Horace S. Irwin. John DeVito serves as President of Delta Computec Inc. Our business was established in 1994 and became a public company in 1997. Our common stock and public warrants currently trade on the OTC Bulletin Board (“OTC BB”) under the symbol VCST-OB and VCSTW-OB. We are headquartered in Dallas, Texas with DCi’s operations located in Teterboro, New Jersey.

Key Elements Regarding Video Communications

     To efficiently transmit video images over communications networks, video data must be digitized and compressed to fit the capacity of the communication networks. As video is compressed, redundant data is eliminated and other data is “blended” with similar data to preserve the essence of the original image. Greater compression is required as the network capacity decreases. Once transmitted, the video image is reconstructed for display at the receiving end.

     The quality of the reconstructed video image is a function of the following three key elements:

•	the sophistication of the video and audio compression algorithms;

•	the capacity of a network to transmit data (bandwidth); and

•	the speed and power of PCs and workstations.

     We believe cost-effective video communication applications and services are now attainable because the performance, capabilities and cost of these three key elements have improved significantly.

     Video no longer requires special equipment and networks, but can now utilize existing network capabilities and equipment. Networks have improved through the deployment of additional bandwidth by carriers and Internet Service Providers (ISPs), new network technologies (such as multicast and wireless), faster capabilities to connect to networks (xDSL and cable modem) and lower bandwidth costs. We believe that the unparalleled reach of the video-capable audience to receive video using an increasing variety of endpoint devices, such as distributed monitors, desk-top and laptop computers, PDAs, and mobile phones, has created increased demand and opportunity.

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

     The number of individuals and their desire and ability to participate in these applications has increased dramatically due to the new and varied communications networks (dialup and broadband Internet, dedicated ISDN, wireless, T-1, optical fiber, etc.), the ever increasing number of devices to receive and view video, plus the technological innovations in hardware and software to process and distribute video locally or worldwide. In general, current and potential users demand a cost effective solution for their video applications that can be efficiently managed, enhance productivity and deliver high quality over a variety of local and global networks. These requirements can now be addressed and achieved creating expansion in the number and type of video applications and markets. Supplemental applications and markets include products addressing the variety of new video processing and distribution requirements and the sophisticated use of dynamic media, which has increased in new and varied venues such as corporate websites and e-commerce sites. Other opportunities are developing in the “digital home” environment as the number of broadband connections to the home increase.

     With low cost and highly versatile networks propagating throughout the media, business, government, and education arenas, these organizations increasingly expect video to be an integral part of their communications and information repertoire in parallel with data, text and voice. Video can utilize existing network capabilities and equipment but is enhanced with the appropriate matching of hardware, software and networks for the specific application. We believe organizations seek video products and services from network integrators and suppliers to implement and support workable solutions for their applications. We believe there will be increased usage of products and services that enable video communication within the desired quality, scalability and affordability parameters.

How ViewCast Addresses the Industry

     ViewCast is addressing video applications with its products, technology, expertise and services.

     The chart below shows some of the leading video applications and the ViewCast video communications core products that are combined with codecs, gateways and endpoint technologies from other leading manufacturers to address these applications.

		ViewCast IVN	Niagara Encoders,
	Osprey Video	Switches, Servers,	Servers and SCX
	Capture Cards	and Gateway	Software
Video Content Capture	x		x
Video Conversion/Editing	x		x
Desktop Video Conferencing		x
Group Video Conferencing		x
Distance Learning and Training	x	x	x
Premise Distribution of TV/Video	x	x	x
Security and Surveillance	x	x	x
Video Analysis	x	x	x
Marketing and Promotional	x	x	x
Media and Entertainment	x		x

     ViewCast’s IT Services business segment, DCi, increases our ability to successfully implement and support our products by providing installation, training, customer service, integration, customization, and contract development. ViewCast provides directly, and through its IT Services operation, comprehensive technology, network and video expertise enabling us to assist customers and channel partners in identifying their communication and network needs and determine appropriate solutions to meet their requirements. IT Services and Products includes applications consulting and implementation, traditional network services, remote help desk and technology support, technology integration, maintenance, and product sales.

The ViewCast Strategy

     Our objective is market growth and financial performance growth. Our skills are applied to the processing, distribution and use of high-quality video within the networked environment. Our initiatives are directed to increase top line revenue, produce profitable results, increase balance sheet strength and expand market share through the following:

•	Focus Our Products on Vertical Market Applications — Leveraging our current expertise and successful products and services, we are emphasizing features and functions that provide an application solution for our customers. Thus, we believe we are positioned to grow with the market and the economy to build market share and add revenues.

•	Expand Sales, Marketing and Distribution —We believe investment in additional marketing and sales initiatives will be appropriate with the market more conducive to technology purchases including the system and application software areas. Our strategy is to utilize a combination of increased marketing exposure with our direct sales force, resellers, system integrators, OEMs and custom application developers to distribute and expand our product and service solutions.

•	Maintain Efficient Operations — We have reduced operating costs associated with our video communications segment significantly in 2004 and in prior years and will continue to monitor expenses during 2005.

•	Implement Growth and Strategic Alternatives/Increase Financial Strength — We intend to continue our progress on plans and initiatives to increase the revenue growth rate and financial resources of ViewCast, including potential new capital resources and product, technology or channel related acquisitions.

•	Continue to Increase and Enhance Our Strategic Partnerships — We have established significant industry partnerships with leaders in the technology and video industry. We intend to strengthen these partnerships and continue to establish new partnerships to enhance endorsements, referrals, technology, product development, channel distribution, and sales. We seek companies who can add valuable services, technology or bundling opportunities to our product offerings with the potential of future co-development, merger or acquisition by ViewCast.

ViewCast Products and Services

Video Communications Products and Services

     ViewCast offers an array of video communication products that can be used for multiple applications in the private and public sectors. Our standards-based and multi-standards based products complement each other and can be used in a variety of ways to best serve our customers’ needs. Our products also work within the framework of legacy systems, and are flexible enough to meet present and future needs. The ViewCast product family includes the Osprey® line of video capture cards, the Niagara™ line of video encoding systems and servers, the ViewCast IVN™ (Interactive Video Network) distribution and switching system and several other complementary products and technologies from leading suppliers.

     Osprey Video Capture Cards, Codecs and Video Peripheral Products. Under the well-known Osprey® brand, we design, develop, manufacture and market standards-based video and audio capture cards and peripheral products for multimedia applications. Osprey® cards are sold worldwide through OEMs, integrators, and a worldwide network of VARs and distributors and are recommended by Real Networks, Microsoft and other market leaders.

     We believe our Osprey® capture cards offer unique advantages to application developers, integrators and OEMs including extensive Software Developments Kits (“SDKs”). These cards comply with most popular industry video standards, and we provide expert support and development staff to enable custom development of required applications.

     Niagara Streaming Systems™. We believe the growth in popularity of our Niagara Streaming Systems series of rack mount and portable systems is due to the growing sector of professional media creators, broadcasters and production professionals seeking state-of-the-art solutions that provide a powerful, low-cost, turnkey option. The Niagara product line consists of a series of capture/encoding systems and streaming servers plus optional accessories and software from ViewCast and selected partners.

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

     ViewCast IVN™ Systems. Our ViewCast IVN™ enterprise-wide video communication system collectively integrates previously separate video technologies into a single video switching and delivery environment. This suite of hardware and software technologies is known as the “ViewCast Interactive Video Network”. Video management software developed by ViewCast provides appropriate controls to each class of video user while removing the user from awareness of the technologies that source and deliver the video. ViewCast IVN integrates technologies that source, switch, distribute and manage live and stored video assets in a variety of applications including video conferencing, premise video distribution, distance learning, video resource sharing and personal video communication.

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

IT Services and Products

     Beginning in October 2002, ViewCast provides IT Services and Products through its subsidiary Delta Computec Inc. or DCi. DCi specializes in onsite professional services solutions, including Internet and Intranet consulting and networking, network support, maintenance and disaster recovery. With a 25-year operating history, DCi provides a wide array of computer systems, data communications and LAN/WAN information technology services and products in the northeastern United States. As a full service systems integrator, DCi analyzes customer’s business needs and makes recommendations for current improvements and for the future. DCi services include:

IT Consulting	Network Services	Staff Augmentation	PrinterCare Program

Help Desk Services	PC Reserve/Rapid Restore	Microsoft Rollouts	Cabling Services

Video communications and conferencing	Field & On-site Maintenance	Depot Repair Services	Network Query Language

Marketing and Sales

     We market our products and services directly or via third-party distribution channels including, but not limited to, OEMs, VARs, distributors, and system integrators. These relationships are non-exclusive and typically require that these resellers participate in the marketing, installation and technical support of our products. DCi is also reseller of our video communications products.

     Our video communication products and services are globally marketed to media and entertainment, Internet, corporate, financial, educational, security/telejustice, healthcare, governmental and network enterprises. In addition, our products are sold or licensed to integrators and VARs to integrate with their products or services. During 2004, there were no significant concentrations of customers in the video product segment that were in excess of 10% of ViewCast’s annual consolidated sales revenues. We plan to build upon our established customer base by expanding distribution and sales and expanding our product market awareness and reach.

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

     IT Services and Products are marketed directly by DCi sales representatives and technical sales managers to new and current customers mainly in the northeastern United States. DCi maintains offices in New Jersey and Delaware. Customers include financial institutions, accounting firms, healthcare providers, pharmaceutical companies and educational institutions. Some customer accounts make purchasing decisions on a decentralized basis by business unit and therefore represent several accounts. In 2004, Morgan Stanley and Saint Barnabas Health Care Systems were IT customers that, together with their affiliates, have generated more than 10% of the annual consolidated sales for ViewCast.

Production and Supply

     We build our current video products using contract manufacturers in the United States and Asia. Our operations personnel in Dallas, Texas are responsible for parts planning, procurement, final testing and inspection to quality standards. We plan for most high-volume production to be handled through large OEMs or contract manufacturers.

     We have been and will continue to be dependent on third parties for the supply and manufacturing of our components and electronic parts, including standard and custom-designed components. We generally do not maintain supply agreements with such third parties but instead purchase components and electronic parts pursuant to purchase orders in the ordinary course of business. We are dependent on the ability of our third-party manufacturers and suppliers to meet our design, performance and quality specifications.

Installation, Service and Maintenance

     Most of our Osprey video card products and Niagara system products are customer installable. For those customers who need assistance with Niagara products and for the majority of our ViewCast IVN products, we utilize our resellers to install and provide service. Further, we maintain an in-house technical support group to assist our resellers and customers as required.

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

     New products are scheduled for launch in 2005 in the Osprey, Niagara and ViewCast IVN product families that will provide new capabilities and features for video applications. We believe these products and services will be competitive and feature unique capabilities. We will maintain integration efforts with third party application software and hardware for our products and services.

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

     We are not aware of any direct competitors that compete in all of our video communication product families and applications. However, among our direct competitors competing with one or more of our products or applications are: Winnov, LP, Optibase Ltd., Digital Rapids, Avistar Communications Corp., AJA Video Systems, Inc., Blackmagic Design, Tandberg Inc., and Polycom, Inc. Electronics manufacturers such as Cisco Systems, Inc. may be sales channels for our products but also actively compete for business in this market.

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

     The competitors for IT Services and Products include consulting and service firms such as Siemens, EDS, IBM Global Services and hardware firms such as Dell Computers.

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

     We believe that product recognition is an important competitive factor and, accordingly, we promote the ViewCast®, Osprey®, Niagara™, SimulStream™, Niagara SCX™, PC Reserve(SM) and ViewCast IVN™ names, among others, in connection with our marketing activities, and have applied for or received trademark or service mark registration for such names. Our use of these marks and our trade names may be subject to challenge by others, which, if successful, could have a material adverse effect on our operations.

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

Employees

     As of March 15, 2005, we had one hundred fifty-one (151) employees, five (5) of whom are in executive positions, thirteen (13) of whom are engaged in engineering, research and development, twenty (20) of whom are engaged in marketing and sales activities, ninety-seven (97) of whom are engaged in operations and sixteen (16) of whom are in finance and administration. None of our employees are represented by a labor union. We consider our employee relations to be satisfactory.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     Some of the statements in this Report on Form 10-K under “Description of Business”, “Management’s Discussion and Analysis or Plan of Operation”, and elsewhere in the Report constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include statements regarding ViewCast’s expectations, beliefs, hopes, intentions or strategies regarding the future. These statements involve known and unknown risks, uncertainties, and other factors that may cause our or our industry’s actual results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, product demand and market acceptance risks, the impact of competitive products and pricing, product development, commercialization and technological difficulties, capacity and supply constraints or difficulties, general business and economic conditions, the availability of sufficient working capital, the ability to service our debt, continued losses, the ability to successful integrate acquired operations, the effect of our accounting polices and other risks detailed in the Annual Report on Form 10-KSB/A for the year ended December 31, 2003, as amended, the Registration Statements on Form S-3 filed on April 26, 2000 and June 30, 2000 and other filings with the Securities and Exchange Commission.

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

Item 2. Description of Property

     Our executive offices and some of our sales, design and development activities are located in approximately 10,881 square feet within a total of 14,731 square feet of leased space in Dallas, Texas. A sublease tenant occupies the remaining 3,850 square feet of leased space. The lease expires in December 2005 and provides for a base annual rent of $227,547. The sublease also expires in December 2005 and provides annual base rental income of $46,200 to offset rental expense. Our assembly operations are located in approximately 7,760 square feet of leased space in Dallas, Texas. The lease expires in January 2007 and provides for a base annual rent of $61,623.

     Portions of Osprey product research and development activities are located in Morrisville, North Carolina. These activities have increasingly been performed in Dallas, Texas. ViewCast is actively seeking a new tenant for the space and has given the landlord of the approximately 10,000 square feet of leased space notice for an early termination date of April 30, 2005. The base rent remaining for 2005 is $34,929.

     The DCi office and warehouse operations are located in approximately 19,000 square feet within a total of 39,000 square feet of leased space in Teterboro, New Jersey. A sublease tenant occupies the remainder of the building. The lease for approximately 38,000 square feet expires in July 2007 and provides for a base annual rent of $336,657. A sublease for approximately 20,000 square feet of leased space in the Teterboro facility expires in January of 2005. A temporary subtenant occupied the sublease space starting in March of 2005. DCi is actively seeking a new long-term subtenant. A DCi field service/sales office is located in Claymont, Delaware on a month-to-month lease and provides for a base annual rental of $13,500.

     We believe that our facilities are adequate for our current and reasonable foreseeable future needs and our current facilities can accommodate expansion, as required.

Item 3. Legal Proceedings

     We are not currently a party to any litigation that we believe could have a material adverse effect on our business or us.

Item 4. Submission of Matters to a Vote of Security Holders

     The company held its annual meeting on October 1, 2004. The proposals submitted to shareholders and the tabulation of votes for each proposal were as follows:

1.	Election of directors for one-year terms.

Nominees	Number of Votes For	Number of Votes Withheld
H.T. Ardinger	19,772,260	101,069
Joseph Autem	19,828,710	44,619
David A. Dean	19,828,610	44,719
George C. Platt	19,775,860	97,469

2.	Ratification of Grant Thornton LLP as the Company’s independent auditors for the fiscal year 2004.

Number of Votes For	Number of Votes Against	Number of Votes Abstaining
19,646,689	11,958	214,682

PART II

Item 5. Market For Common Equity and Related Stockholder Matters

Common Stock Price Range

     As of March 31, 2005, there were 25,367,901 shares of Common Stock and 2,616,348 Public Warrants outstanding. The following table sets forth, for the periods indicated, the high and low sales prices for the Common Stock and the Public Warrants on the OTC-BB. Our Common Stock and Public Warrants are traded on the OTC-BB under the symbol “VCST.OB” and “VCSTW.OB” respectively. These over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions. The trading market in our securities may at times be relatively illiquid due to low trading volume.

	Common Stock		Public Warrants
Fiscal 2003	High	Low	High	Low
1st Quarter	$0.30	$0.17	$0.25	$0.20
2nd Quarter	0.23	0.10	0.40	0.15
3rd Quarter	0.65	0.16	0.20	0.06
4th Quarter	0.60	0.30	0.34	0.16

	Common Stock		Public Warrants
Fiscal 2004	High	Low	High	Low
1st Quarter	$0.48	$0.32	$0.35	$0.16
2nd Quarter	0.80	0.33	0.35	0.16
3rd Quarter	0.43	0.26	0.25	0.15
4th Quarter	0.41	0.24	0.15	0.10

     On March 31, 2005, the last reported sales prices for the Common Stock and the Public Warrants as reported on the OTC-BB were $0.28 and $0.08, respectively. As of March 31, 2005, there were approximately 218 holders of record for the Common Stock and 41 holders of record for the Public Warrants.

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

Item 6. Management’s Discussion and Analysis or Plan of Operation

Overview

     ViewCast.com, Inc., doing business as ViewCast Corporation (“ViewCast”), develops video and audio communications products for delivering content dynamically via a variety of network types and protocols. These products include Osprey® Video capture cards, Niagara® video encoders/servers, and ViewCast IVN enterprise software and systems. ViewCast products address the video capture, processing, and delivery requirements for a broad range of applications and markets. ViewCast also provides professional IT services focused on merged data and video networks through its wholly owned subsidiary Delta Computec Inc. (“DCi”).

     ViewCast is focused on growth by leveraging the video market expansion and our well-known products to capitalize on sales opportunities. We believe that emphasis on revenue and market share growth will enable us to realize long-term profitability and shareholder value.

     Prior to October 2002, ViewCast’s organizational structure was based on one business segment engaged in the design, development and marketing of video products, systems and services. Since the acquisition of Delta Computec Inc. in October 2002, ViewCast now operates in two distinct business segments as follows:

     Video Communications Products and Services — This business segment is engaged in designing, developing and marketing video communications products and services. The products enable sophisticated video processing and communications and include the Osprey® line of video capture cards, the ViewCast IVN™ (Interactive Video Network) systems, the Niagara™ line of video encoding systems and servers, and related application software such as SimulStream™ and SCX™. These products are installed in computers, appliances, or within a communications network and are used for a variety of video communication applications, including corporate communications, information gathering, security, training, distance learning, conferencing, Internet video and broadcast applications. Corporations, media organizations, financial institutions, educational networks, healthcare facilities, and government agencies utilize our products and services, as do their customers, vendors and others with whom they may communicate. ViewCast markets its video products and services directly to end-users, through original equipment manufacturers (“OEMs”), value-added resellers (“VARs”) and computer system integrators, worldwide.

     IT Services and Products — This business segment includes the operations of DCi which provides customized network support, Internet and Intranet consulting, networking, maintenance and disaster recovery services as well as computer and networking product sales to Fortune 500 and 1000 companies. Customers include financial institutions, accounting firms, healthcare providers, pharmaceutical companies and educational institutions primarily in the northeastern United States.

Financial Highlights of 2004

     Total revenues for the fiscal year ended December 31, 2004 were $20,526,922, down slightly from revenues of $20,912,179 reported for the same period in 2003. The video products segment was up 7.8% for the year, while DCi revenues were lower by 8.8%. Total operating expenses of $9,104,745 for the fiscal year of 2004 were down 8.1% when compared to the $9,903,003 for the fiscal year of 2003. Operating loss for fiscal year 2004 was $839,207, a 39.5% improvement as compared to the $1,387,714 operating loss reported in 2003.

     Net loss for the twelve months of 2004 was $2,845,372, or ($0.17) per share, compared to a net loss for 2003 of $2,354,505, or ($0.16) per share. The increase in the net loss was primarily due to a non-operating debt conversion expense of $1,233,723 related to the conversion of debentures in the second quarter of 2004. Excluding the non-operating debt conversion expense of $1,233,723, net loss for the 2004 year would have been $1,611,649, representing a 31.6% improvement compared to the loss reported for the prior year.

Summary of Operations by Operating Segment:

		Video
		Distribution
	IT Services,	& Networking	Unallocated
	Products	Products	Corporate	Total
2004
Total sales	$11,093,985	$9,454,237	$—	$20,548,222
Intersegment sales	—	(21,300)	—	(21,300)

Revenue from external customers	$11,093,985	$9,432,937	$—	$20,526,922

Gross profit	$2,505,401	$5,760,137	$—	$8,265,538
Operating income (loss)	$(37,736)	$130,521	$(931,992)	$(839,207)

		Video
		Distribution
	IT Services,	& Networking	Unallocated
	Products	Products	Corporate	Total
2003
Total sales	$12,159,250	$8,773,985	$—	$20,933,235
Intersegment sales	—	(21,056)	—	(21,056)

Revenue from external customers	$12,159,250	$8,752,929	$—	$20,912,179

Gross profit	$3,290,758	$5,224,531	$—	$8,515,289
Operating income (loss)	$579,598	$(904,344)	$(1,062,968)	$(1,387,714)

Critical Accounting Policies

     Management’s discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (USGAAP). We review the accounting policies we use in reporting our financial results on a regular basis. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an on-going basis we evaluate our estimates, including those related to accounts receivable, inventories, investments, warranty obligations, income taxes, restructuring and contingencies and litigation. Our estimates are based on historical experience and other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. In addition to the items listed above which are affected by estimates, we believe that the following are critical accounting policies used in the preparation of our consolidated financial statements:

•	Revenue Recognition - We apply provisions of SEC Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements as revised by SAB 104, Revenue Recognition, SOP 97-2, Software Revenue Recognition, as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions and EITF 00-21, Revenue Arrangements with Multiple Deliverables to transactions involving sales of our hardware and software products. Under these guidelines, we recognize revenue on transactions where persuasive evidence of an arrangement exists, title has transferred, product payment is not contingent upon performance of installation or service obligations, the price is fixed or determinable and payment is reasonably assured. We accrue warranty costs and sales allowances for promotional activities at time of shipment based on historical experience. In addition, we defer revenue associated with maintenance and support contracts and recognize revenue ratably over the contract term.

•	Allowance for Doubtful Accounts — We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers or distribution partners were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

•	Excess and Obsolete Inventories — We write down our inventories for estimated obsolescence and unmarketable inventory equal to the difference between the cost of the inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less than those projected by management, additional write-downs may be required.

•	Deferred Taxes — We record a valuation allowance to reduce our deferred tax assets to an amount that we believe is more likely than not to be realized. In our opinion, realization of our net operating loss carryforward is not reasonably assured, and a valuation allowance has been provided against deferred tax assets in excess of deferred tax liabilities in the accompanying consolidated financial statements. However, should we in the future determine that realization of deferred tax assets in excess of recorded amounts is likely, an adjustment to the deferred tax assets would increase income in the period such determination was made.

Results of Operations

Year Ended December 31, 2004 compared to Year Ended December 31, 2003.

     Net Sales. Net sales for the year ended December 31, 2004 declined slightly by 1.8% to $20,526,922 from $20,912,179 reported in 2003. The overall decrease was due principally to reduced revenues from DCi’s operations during 2004 offset by an increase in both Osprey and system sales from the prior year. Total 2004 sales of $9,439,042 for the video communications products segment increased by 7.6%, compared to 2003, reflecting an increase of 34.7% in international sales during 2004.

     Osprey Product Sales. During the year ended December 31, 2004, sales of Osprey® video products increased 8.2% over 2003 levels and represented 81.4% of total 2004 video product revenues, compared to 81.1% in 2003. The 2004 Pacific Rim and European sales of Osprey products improved 10.7% and 53.5%, respectively over 2003 levels, while domestic sales decreased by 7.4%. On a product basis, 2004 average per unit sales price across all Osprey product families increased by 10.6%, compared to last year.

     ViewCast IVN Video Distribution Systems and Niagara® Streaming/Encoding Systems. During the year ended December 31, 2004, combined systems sales totaled $1,597,794 and represented 17.0% of total 2004 video product revenues, an increase of 9.3% over 2003 video product revenues. The increase was due to sales of ViewCast’s Niagara systems during 2004, increasing by 7.4%, over 2003 levels and Viewpoint VBX systems sales experienced a 25.6% increase over the same period. The increases are mainly due to increased usage of streaming and distributed video for broadcasting, business and governmental applications.

     IT Services and Products. During the year ended December 31, 2004, IT services and product sales totaled $11,087,880 and declined from the 2003 IT services and product sales of $12,159,250, reflecting fewer special projects and product purchases during 2004 from among DCi’s larger customers. During 2004, contract service fees for customized network support, Internet and Intranet consulting, networking, maintenance, disaster recovery services totaled $9,471,203 and IT product sales totaled $1,616,677. During 2003 contract service fees for customized network support, Internet and Intranet consulting, networking, maintenance, disaster recovery services totaled $9,777,537 and IT product sales totaled $2,381,713.

     Other Revenues. Other video product revenues consisting of software maintenance, training, engineering consulting fees and professional services totaled $149,217 during 2004, a decrease of $35,969 compared to $185,184 reported in 2003.

     Cost of Goods Sold/Gross Margins. Cost of goods sold totaled $12,261,384 for the year ended December 31, 2004, a 1.1% decrease from 2003 reflecting the lower level of DCi product sales. Gross profit margin for the year ended December 31, 2004 was 40.3% compared to 40.7% in 2003, although the video products segment’s margin improved to 61.0% for 2004 compared to 59.5% in 2003. DCi’s operations experienced a 22.6% gross margin during 2004, down from the 27.1% gross margin during 2003 reflecting the higher level of special project and product sales during 2003. DCi’s margins are consistent with this industry segment, which traditionally experiences lower margins in the 20% range depending on the mix of service and product sales.

     We anticipate gross margins, as a percentage of total revenues, will remain in excess of 50% for the video products segment and in excess of 20% for the IT service and products segment in future periods. Margins will be affected quarter to quarter by promotional activities, price adjustments, cost of materials, inventory obsolescence, the introduction of new products and the sales mix between products and services in any one reporting period.

     Selling, General and Administrative Expense. Selling, general and administrative expenses for year ended December 31, 2004 totaled $6,876,291, a slight decrease of 1.6% from $6,987,249 reported last year. The decrease reflects the reduction in expense of slightly over $269,000 from DCi’s operations offset by an overall 3.6% increase principally in sales and marketing related expenses within the corporate and video product segment.

     Research and Development Expense. Only the video communications segment incurred research and development expense during 2004 and 2003. DCi currently has no significant research and development activities. During 2004, research and development expense totaled $1,831,776, a decrease of 21.9% over 2003 levels reflecting a reduction in personnel, prototype and related expenses. Although expenses have been reduced, we have continued to develop new products and features in particular focusing on software initiatives. ViewCast’s emphasis in development continues its focus on customer applications combined with technological innovation.

     Other Expense. Total other expense for 2004 was $2,006,165 compared to $919,791 in 2003. Interest expense for 2004 and 2003 was $857,286 and $965,975, respectively, representing interest primarily from our stockholder debt, debentures, DCi’s line-of-credit financing and amortization of related issuance costs. Interest expense decreased 11.3% over 2003 levels principally due to interest rate reductions through amendments to our stockholder debt and DCi’s line of credit facility with Keltic Financial Partners, LP.

     Other expense had a significant increase due to the charge for debt conversion expense. During the quarter ended June 30, 2004, ViewCast recognized a non-cash debt conversion expense of $1,233,723 related to the conversion of $870,000 of outstanding 7% convertible debentures into common stock and warrants of ViewCast. The non-cash charge was recorded in accordance with SFAS No. 84, “Induced Conversions of Convertible Debt”. In other expense, the Company has recognized an imputed amount for debt conversion expense equal to the fair value of all securities and other consideration transferred in the transaction in excess of the fair value of securities issuable pursuant to the original conversion terms. This conversion transaction results in a net reduction in convertible debt and an increase in net equity of $870,000. The debt conversion expense is a non-cash charge and is a reconciling adjustment in calculating net cash used in operating activities. See Note 7 to the Consolidated Financial Statements for further details regarding this transaction.

     Net Loss. Net loss for the year ended December 31, 2004 was $2,845,372, an increase of 20.8% over the $2,354,505 loss reported in the comparable period in 2003. Net loss was substantially affected by an increase in expenses due to the charge for the debt conversion expense. Excluding the non-cash debt conversion expense of $1,233,723 described above, net loss for the 2004 year would have been $1,611,649, representing a 31.6% improvement compared to the loss reported for the prior year of 2003.

Liquidity and Capital Resources

     ViewCast’s primary sources of funds for conducting its business activities are derived from sales of its products and services, from its credit facilities and from the placement of its equity securities with investors. ViewCast requires working capital primarily to increase inventories and accounts receivable during sales growth, develop products, service debt, purchase capital assets, fund operating losses and acquire the operations of others. The Company’s independent registered public accounting firm has modified their report to include a going concern modification.

     Net cash used in operating activities for the year ended December 31, 2004 totaled $618,328, a substantial decline from the $1,709,088 net cash used in operating activities during 2003 mainly due to lower operating expenses during 2004. Net cash used in operating activities for the year ended December 31, 2004 was utilized by the reported net loss of $2,845,372 and changes in operating assets and liabilities of $98,537 substantially offset by non-cash operating expenses of $2,128,507. Cash utilized from changes in operating assets and liabilities was principally due to increases in trade accounts receivable from both video product sales and IT service billings, and to decreases in trade payables and deferred revenues. These uses were offset by an increase in stockholder accrued interest and prepaid expenses.

     Cash utilized for investing activities during the year ended December 31, 2004 totaled $529,689. Cash utilized for investing activities included purchases of $346,793 for computer equipment, demo equipment, and service assets to support video product operations and IT services, and expenditures of $184,396 for capitalized software development associated with ViewCast’s IVN product line.

     During the year ended December 31, 2004, ViewCast’s financing activities generated cash of $1,220,428 principally due to short-term borrowings under the terms of our stockholder line of credit facility in the amount of $1,600,000 and proceeds from the sale of common stock and exercise of stock options of $10,402. These proceeds were offset by principal repayments on our 7% Debentures, Keltic revolving credit facility and other short-term and long-term debt totaling $389,972.

     In October, 2003, ViewCast.com, Inc., Osprey Technologies, Inc. and VideoWare, Inc. (jointly and severally, “the Borrower”) amended the terms and conditions of its line of credit note and security agreement with the Ardinger Family Partnership, LTD. (“Lender”), an entity controlled by one of Viewcast’s principal stockholders, Mr. H.T. Ardinger, who currently serves as Chairman of the Board of Directors of ViewCast. As of the date of the amended agreements, the outstanding principal balance of the indebtedness under the original loan agreement was $7,509,582 and accrued and unpaid interest thereon totaled $1,243,665. Additionally, in October of 2003 ViewCast had $500,000 outstanding in advances from Lender for the purchase of DCi in October 2002. Effective October 15, 2003 and as amended through March 22, 2005, the terms and conditions of the note agreement were amended to establish a long-term payout for a majority of the note and significantly reduce the per annum interest rate from the original 12% fixed rate as follows:

1)	$1,100,000 ($600,000 principal amount from the original note and $500,000 of stockholder advances) was converted to a revolving credit note with a maximum credit line of $3,500,000. The revolving credit note accrues interest at a per annum rate equal to the lesser of prime plus 3.0% or 9.5%. Interest is payable on demand or together with principal on December 31, 2005. The note provides for automatic one-year renewals through December 31, 2006 and for certain mandatory prepayments from third party loans and equity offerings by Borrower.

2)	$6,909,582 principal amount from the original note was converted to a term note with principal and interest payable as follows:

a)	Consecutive monthly principal payments of $19,193, which is equal to a thirty (30) year amortization (monthly) of the total principal outstanding as of the date of the note, payable and due commencing on July 31, 2005 and continuing on the last day of each calendar month thereafter; and

b)	One final installment of all outstanding principal and all accrued and unpaid interest hereunder shall be due and payable on December 31, 2006.

The term note accrues interest at a per annum rate equal to the lesser of prime plus 3.0% or 9.5% and requires certain semi-annual mandatory prepayments based on 25% of calculated excess cash flow.

3)	Accrued interest on the original loan in the amount of $1,243,665 is payable in equal consecutive monthly installments commencing on July 31, 2005 and continuing on the last business day of each calendar month thereafter with the final payment being made on December 31, 2006.

     The amended note agreement eliminates the borrowing base requirements based on outstanding accounts receivable and inventory and is secured by all assets of the Borrower.

     At December 31, 2004, ViewCast had availability of $600,000 under the stockholder line of credit, as amended through March 22, 2005.

     At December 31, 2004 the Company had $2,026,793 outstanding in stockholder accrued interest of which $1,626,754 has been classified as long-term.

     ViewCast also maintains a $1,500,000 asset based revolving credit facility with Keltic Financial Partners, LP (“Keltic”) for working capital support of DCi operations. Draws on the revolving credit facility are based on qualifying DCi accounts receivable. The loan balance is reduced as cash collections on DCi’s accounts receivable are received directly by Keltic. Cash collections in excess of draws reduced the Keltic loan balance by $321,835 to $313,170 at December 31, 2004. DCi had asset-based availability of $510,615 under the Keltic revolving credit facility at December 31, 2004 and will continue to utilize the facility for working capital support of DCi operations. In addition, ViewCast has entered into a Guaranty of Payment and a Performance and Subordination Agreement with Keltic relating to this facility. From October 11, 2004 through February 15, 2005, the Keltic credit facility was amended on three occasions to extend the maturity date of the note to April 15, 2005 and to extend the date related to penalties for early prepayment or termination of the loan from October 11, 2004 to April 15, 2005. We anticipate that the Keltic credit facility will be extended beyond April 15, 2005. The credit facility continues to be secured by all DCi assets and is guaranteed by ViewCast.

     In April 2004, ViewCast received Notices of Conversion from the holders of $870,000 of the outstanding 7% Senior Convertible Debentures. The terms of the conversion include a lowered conversion price of the Debentures from $5.00 to $0.41 per share of ViewCast common stock or a total of 2,121,947 shares of common stock for the $870,000 converted. Each Debenture holder that converted its Debentures also received in cash the interest accrued under the terms of the Debenture for the period of time from November 2, 2003 through April 28, 2004 in the amount of $35.00 per $1,000 principal amount of Debentures converted, which would otherwise, pursuant to the terms of the Debentures, be forfeited upon conversion. In addition, the converting Debenture holders received 635,970 warrants exercisable for three years into shares of common stock of ViewCast (the “Warrant Shares”) at an exercise price of $0.45 per Warrant Share, and in connection therewith, were granted certain piggyback registration rights for the Warrant Shares. In conjunction with the debenture conversions, ViewCast has agreed to pay a consulting fee consisting of hourly fees of $7,000, payable in cash or restricted stock at ViewCast’s option, and of warrants exercisable into 15,000 shares of common stock with the same terms as the warrants issued to the converting Debenture holders. This conversion transaction results in a net reduction in convertible debt and an increase in net equity of $870,000. During the year ended December 31, 2004, ViewCast recognized a non-cash debt conversion charge of $1,233,723 related to this transaction that is more fully described in Note 7 to the Consolidated Financial Statements.

     ViewCast’s Series D Preferred Stock provides redemption rights for the holders, and other rights as described in the Certificate of Designation of the Series D Preferred Stock. The Series D Preferred Stock is redeemable at its stated value at the holders’ option upon written notice at any time after October 11, 2004, to the extent permitted by applicable law. At December 31, 2004, ViewCast had a consolidated stockholders’ deficit of $7,982,771 and in accordance with Delaware law, is precluded from redeeming its outstanding Series D convertible preferred stock. As a result, no redemption may be paid for Holder Redemption Notices received by ViewCast while it has a consolidated stockholders’ deficit.

     ViewCast’s Series D Preferred Stock provides conversion rights for the holders and other rights as described in the Certificate of Designation of the Series D Preferred Stock. Effective March 21, 2005 the Company temporarily lowered the conversion price of each of its outstanding Series D Redeemable Convertible Preferred Shares from $1.50 to $0.55 per share. As a result, each Preferred Share will be convertible into 18.18 shares of ViewCast common stock based on a stated value of $10.00 per Preferred Share so long as the stockholder converts by 5:00 p.m. Central Time on or before April 15, 2005. There will be 2,739,500 reserved but unissued shares of common stock available for issuance upon conversion of the Preferred Stock. On March 24, 2005, John DeVito converted 3,355 shares of Series D Redeemable Convertible Preferred Stock into 61,000 shares of common stock of the Company, and NQL Sub-Surviving Corporation converted 138,845 shares of Series D Redeemable Convertible Preferred Stock into 2,524,456 shares of common stock of the Company. The conversions were made pursuant to Section 3(a)(9) of the Securities Act of 1933, as amended. We anticipate the entire $1,506,700 of the Series D Redeemable Convertible Preferred Stock to convert to shares of our common stock by April 15, 2005.

     At December 31, 2004, the Company had 3,799,680 public and public equivalent warrants and 122,500 representative warrants outstanding and exercisable at $1.00. On January 19, 2005, the Company extended the expiration date of its outstanding public and public equivalent warrants to February 3, 2006 from February 3, 2005. The warrants are redeemable by ViewCast under certain conditions.

     At December 31, 2004, ViewCast had a consolidated stockholders’ deficit of $7,982,771, and in accordance with Delaware law, was precluded from paying dividends on its outstanding Series B and Series C convertible preferred stock or redeeming its outstanding Series D redeemable convertible preferred stock. As a result, no preferred stock dividends have been declared or paid during 2004. The Series B and Series C preferred stock issues carry cumulative dividends of 8% and 9% per year, respectively, and are generally payable semi-annually in arrears in cash or in ViewCast common stock, at ViewCast’s option. Cumulative dividends in arrears on preferred shares are approximately $1,920,000 and $539,000 for Series B and Series C respectively. Holders of Series B and Series C preferred stock have no voting rights except as required by law.

     At December 31, 2004, ViewCast had a working capital deficit of $2,414,147 and cash and cash equivalents of $372,175. During the twelve months ended December 31, 2004, ViewCast experienced a sales increase of 7.8% in its video products business segment compared to the same period of 2003, and while wary of current economic conditions, anticipates that revenues during 2005 will continue to increase over 2004 levels with improvement anticipated across all business segments. From an operational perspective, ViewCast has reduced the amount of cash utilized in operating activities compared to the prior year. During the twelve months of 2004, ViewCast has decreased consolidated operating expenses by $798,258, or 8.1%, compared to the same period in 2003. ViewCast strives for productivity and efficiency in our workforce and operating expenses but expects some increase in product sales, marketing and development related expenses in 2005. Consolidated net operating loss for the year ended December 31, 2004 was reduced by 39.5%, compared to the same period in 2003. ViewCast also anticipates that losses may occur during 2005, or until such time as total profit margins from the sales of its products and services exceeds its total development, selling, administrative and financing costs.

     ViewCast utilizes significant capital to design, develop and commercialize its products and intends to fund its operating activities and sales growth during the next twelve months by utilizing cash contributed from operations and its available working capital lines of credit to the extent possible. ViewCast anticipates it will require additional capital during 2005 for working capital to support the expansion of sales channels and market distribution, to develop and introduce new products and services, to enhance existing product offerings, to address unanticipated competitive threats or technical problems, to transition adverse economic conditions and to service its debt. During 2005, ViewCast plans to improve its working capital position by increasing sales and through other initiatives that may include raising additional equity, conversion of debt to equity, further acquisitions and by exercise of warrants if market conditions allow. In October 2003, ViewCast improved its working capital position by more than $7.0 million through amendments to its stockholder line of credit and classification of a major portion of its debt and accrued interest as long-term. In April 2004, $870,000 of debentures converted into equity. ViewCast intends to continue these initiatives and discussions related to current and potentially new debt and equity relationships. Although ViewCast has no firm arrangements with respect to additional financing, it is currently considering proposals relating to the issuance of equity securities in exchange for a cash investment in ViewCast. There can be no assurance that additional financing will be available to ViewCast on acceptable terms, or at all. Additional equity financing or debt conversion may involve substantial dilution to our then existing stockholders. Other alternatives may include selling segments of the business. In the event we are unable to raise additional capital or execute other alternatives, we may be required to substantially reduce or curtail our activities. Such actions and alternatives could result in charges that could be material to ViewCast’s results of operations or financial position.

     At December 31, 2004, ViewCast had no material commitments for capital expenditures.

Operating Leases

     The following table summarizes ViewCast’s operating leases with definitive payment terms that will require cash outlays in the future. These amounts are as of December 31, 2004:

	(in thousands)
Operating Leases	2005	2006	2007	2008	Thereafter	Total
Operating leases........................	$589	$252	$19	$8	$—	$868

     ViewCast is obligated under various operating lease agreements, primarily for office facilities that expire at various dates through 2008. Monthly payments for facilities range from $5,375 to $18,962 and are presented net of $174,000 of facility sublease rental income.

New Accounting Standards

     In December 2004, the Financial Accounting Standards Board (“FASB”) enacted Statement of Financial Accounting Standards 123 — revised 2004 (“SFAS 123R”), Share-Based Payment, which replaces Statement of Financial Accounting Standards No. 123 (“SFAS 123”), Accounting for Stock-Based Compensation and supersedes APB Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees. SFAS 123R requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in the Company’s consolidated statement of earnings. The accounting provisions of SFAS 123R are effective for reporting periods beginning after December 15, 2005.

     The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. See Note 2 in the financial statements for the pro forma net loss and loss per share amounts for 2003 and 2004 as if the Company had used a fair-value-based method required under SFAS 123 to measure compensation expense for employee stock incentive awards. Although the Company has not yet determined whether the adoption of SFAS 123R will result in amounts that are different from the current pro forma disclosures under SFAS 123, the Company is evaluating the requirements under SFAS 123R and expect the adoption to have a significant impact on the Company’s consolidated statement of operations and loss per share, but no impact on its financial condition or cash flows.

     In January 2003, and December 2003, the FASB issued and then revised Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. FIN 46 requires a company to consolidate a variable interest entity if the company is subject to the majority of the risk of loss from the entity’s activities, is entitled to a majority of the entity’s residual returns, or both. Certain provisions of this Interpretation were effective for the third quarter of 2003 and others were effective January 1, 2004. FIN 46 did not have an impact on our financial position or results of operations.

     In January 2003, the Company adopted SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires that the fair value of an asset retirement obligation be recognized as a liability in the period in which a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development, and/or normal use of the assets is incurred. The Company also would record a corresponding asset that is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation is adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The adoption of Statement 143 did not have a material effect on the Company’s financial statements.

Off Balance Sheet Arrangements

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

Item 7. Financial Statements and Supplementary Data

ViewCast.com, Inc. and Subsidiaries
Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

The Board of Directors
ViewCast.com, Inc.

We have audited the accompanying consolidated balance sheets of ViewCast.com, Inc. and subsidiaries as of December 31, 2003 and 2004, and the related consolidated statements of operations, stockholders’ deficit and cash flows for each of the two years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above, present fairly, in all material respects, the consolidated financial position of ViewCast.com, Inc. and subsidiaries as of December 31, 2003 and 2004, and the consolidated results of their operations and their cash flows for the two years ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company incurred significant losses and had significant negative cash flows from operations during 2004 and has a working capital deficit as of December 31, 2004. The Company is dependent upon the proceeds from additional sales of its equity securities or other alternative financing. These factors raise substantial doubt about the ability of the Company to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ GRANT THORNTON LLP

Dallas, Texas
March 25, 2005

VIEWCAST.COM, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2003	2004
ASSETS
Current assets:
Cash and cash equivalents	$299,764	$372,175
Accounts receivable, less allowance for doubtful accounts of $86,247 and $28,751 at December 31, 2003 and 2004 respectively	3,212,595	3,520,620
Inventories	1,554,754	1,620,278
Prepaid expenses	185,377	134,261
Deferred charges	23,177	—

Total current assets	5,275,667	5,647,334

Property and equipment, net	1,578,709	1,298,715
Goodwill	1,041,430	1,041,430
Customer contracts, net	396,389	241,389
Software development costs, net	—	184,396
Deposits	113,758	109,430

Total assets	$8,405,953	$8,522,694

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,289,730	$1,153,150
Accrued expenses	1,362,523	1,389,159
Deferred revenue	765,777	672,127
Stockholder line of credit	1,300,000	2,900,000
Short-term debt, other	635,005	313,170
Current maturities of long-term debt	1,128,483	127,175
Series D redeemable convertible preferred stock	1,419,172	1,506,700

Total current liabilities	7,900,690	8,061,481

Long-term debt less current maturities	17,224	22,808
Stockholder note payable	6,736,843	6,794,422
Stockholder accrued interest	1,006,518	1,626,754

Commitments and contingencies

Stockholders’ deficit:
Convertible preferred stock, $0.0001 par value:
Authorized shares - 5,000,000
Series B — issued and outstanding shares - 800,000	80	80
Series C — issued and outstanding shares - 200,000	20	20
Common stock, $.0001 par value:
Authorized shares - 100,000,000
Issued shares - 20,950,118 and 23,104,942 at December 31, 2003 and 2004, respectively	2,095	2,310
Additional paid-in capital	55,597,946	57,715,654
Accumulated deficit	(62,843,557)	(65,688,929)
Treasury stock, 261,497 shares at cost	(11,906)	(11,906)

Total stockholders’ deficit	(7,255,322)	(7,982,771)

Total liabilities and stockholders’ deficit	$8,405,953	$8,522,694

The accompanying notes are an integral part of these consolidated statements.

VIEWCAST.COM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2003	2004
Net sales	$20,912,179	$20,526,922

Cost of sales (includes depreciation of $282,591 and $382,126 for the years ended December 31, 2003 and 2004, respectively)	12,396,890	12,261,384

Gross profit	8,515,289	8,265,538

Operating expenses:
Selling, general and administrative	6,987,249	6,876,291
Research and development	2,346,187	1,831,776
Depreciation and amortization	569,567	396,678

Total operating expenses	9,903,003	9,104,745

Operating loss	(1,387,714)	(839,207)

Other income (expense):
Interest income	1,293	981
Interest expense	(965,975)	(857,286)
Debt conversion expense	—	(1,233,723)
Other	44,891	83,863

Total other income (expense)	(919,791)	(2,006,165)

Net Loss before income taxes	(2,307,505)	(2,845,372)

Income tax expense	47,000	—

NET LOSS	$(2,354,505)	$(2,845,372)

Preferred dividends	(940,963)	(909,015)

Net loss applicable to common stockholders	$(3,295,468)	$(3,754,387)

Net loss per share — basic and diluted	$(0.16)	$(0.17)

Weighted average number of common shares outstanding — basic and diluted	20,622,427	21,954,576

The accompanying notes are an integral part of these consolidated statements.

VIEWCAST.COM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2004

	Series B		Series C
	Convertible		Convertible				Additional			Total
	Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated	Treasury	Stockholders’
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Capital	Deficit	Stock	Deficit
Balance, January 1, 2003	800,000	$80	200,000	$20	20,822,847	$2,083	$55,685,444	$(60,489,052)	$(11,906)	$(4,813,331)

Value of options issued for consulting services	—	—	—	—	—	—	848	—	—	848

Imputed redeemable convertible preferred stock dividends — Series D	—	—	—	—	—	—	(113,072)	—	—	(113,072)

Sale of common stock, employee stock purchase plan	—	—	—	—	110,605	11	16,645	—	—	16,656

Exercise of employee stock options			—	—	—	—	16,666	1	8,081	8,082

Net loss	—	—	—	—	—	—	—	(2,354,505)	—	(2,354,505)

Balance, December 31, 2003	800,000	80	200,000	20	20,950,118	2,095	55,597,946	(62,843,557)	(11,906)	(7,255,322)

Conversion of 7% senior convertible debentures to common stock	—	—	—	—	2,121,947	212	1,944,518	—	—	1,944,730

Sale of common stock, employee stock purchase plan	—	—	—	—	28,545	2	9,334	—	—	9,336

Exercise of employee stock options	—	—	—	—	4,332	1	1,065	—	—	1,066

Value of options and warrants issued for consulting services	—	—	—	—	—	—	3,798	—	—	3,798

Warrants issued to converting debenture holders	—	—	—	—	—	—	158,993	—	—	158,993

Net loss	—	—	—	—	—	—	—	(2,845,372)	—	(2,845,372)

Balance, December 31, 2004	800,000	$80	200,000	$20	23,104,942	$2,310	$57,715,654	$(65,688,929)	$(11,906)	$(7,982,771)

The accompanying notes are an integral part of these consolidated statements.

VIEWCAST.COM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2003	2004
Operating activities:
Net loss	$(2,354,505)	$(2,845,372)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of fixed assets	714,834	623,800
Amortization of software development costs	68,713	—
Amortization of customer contracts	68,611	155,000
Non-cash charges to interest expense	112,925	110,705
Non-cash debt conversion expense	—	1,233,723
(Gain) loss on disposition of property and equipment	(11,291)	1,481
Non-cash consulting fees exchanged for options, warrants and common stock	848	3,798
Changes in operating assets and liabilities Accounts receivable	(697,431)	(308,025)
Inventories	43,265	(65,524)
Prepaid expenses	(98,471)	51,116
Deposits	13,723	4,328
Accounts payable	(369,051)	(136,580)
Accrued expenses and stockholder accrued interest	938,597	646,872
Deferred revenue	(139,855)	(93,650)

Net cash used in operating activities	(1,709,088)	(618,328)

Investing activities:
Acquisition of customer contracts	(306,230)	—
Capitalized software development costs	—	(184,396)
Purchase of property and equipment	(499,443)	(346,793)
Proceeds from disposition of property and equipment	13,000	1,500

Net cash (used in) investing activities	(792,673)	(529,689)

Financing activities:
Net proceeds from stockholder line of credit and advances	2,548,000	1,600,000
Net repayments short-term debt, other	(82,700)	(309,974)
Proceeds from exercise of options and warrants	8,082	1,066
Net proceeds from the issuance of long-term debt	22,968	—
Cash repayment of 7% Debentures	—	(80,000)
Net proceeds from sale of common stock and warrants	16,656	9,336

Net cash provided by financing activities	2,513,006	1,220,428

Net increase in cash and cash equivalents	11,245	72,411

Cash and cash equivalents, beginning of period	288,519	299,764

Cash and cash equivalents, end of period	$299,764	$372,175

The accompanying notes are an integral part of these consolidated statements.

VIEWCAST.COM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS — CONTINUED

	Year ended December 31,
	2003	2004
Supplemental cash flow information:
Cash paid for interest	$116,502	$81,083
Cash paid for state taxes	$2,152	$56,800

Supplemental non-cash flow operating activities:
Issuance of Series D convertible preferred stock for acquisition of customer contracts and payment of services	$160,210	$—
Purchase of property and equipment with long-term debt	$—	$21,747
Conversion of 7% convertible debentures to common stock	$—	$870,000

The accompanying notes are an integral part of these consolidated statements.

ViewCast.com, Inc.
Notes to the Consolidated Financial Statements

1. The Company and Description of Business

     The accompanying consolidated financial statements include the accounts of ViewCast.com, Inc. dba ViewCast Corporation and its wholly-owned subsidiaries, Delta Computec Inc., VideoWare, Inc., Osprey Technologies, Inc. and ViewCast Online Solutions, Inc. (collectively, ViewCast or the Company). In October 2002, the Company acquired certain assets and liabilities and the operations of Delta Computec Inc., a provider of professional information technology services and products. Delta Computec Inc.’s customers include financial institutions, accounting firms, healthcare providers, pharmaceutical companies and educational institutions primarily in the northeastern United States. The Company is also engaged in developing and marketing video and audio communications products for delivering content dynamically via a variety of network types and protocols. These products include Osprey® Video capture cards, Niagara® video encoders/servers, and ViewCast IVN enterprise software and systems. ViewCast products address the video capture, processing, and delivery requirements for a broad range of applications and markets. The Company markets its video products and services directly to end-users, through original equipment manufacturers, value-added resellers and computer system integrators, worldwide.

     The Company utilizes significant capital to design, develop and commercialize its products and intends to fund its 2005 operating activities and sales growth by utilizing cash contributed from operations and its available working capital lines of credit to the extent possible. As there is a net working capital deficit as of December 31, 2004, the Company anticipates it will require additional working capital during 2005 to support operations and the expansion of sales channels and market distribution, to develop and introduce new products and services, to enhance existing product offerings, to address unanticipated competitive threats or technical problems, to transition adverse economic conditions and for potential acquisition transactions. Although the Company has no firm arrangements with respect to additional financing, it is currently considering proposals relating to the issuance of equity securities in exchange for a cash investment in the Company. There can be no assurance that additional financing will be available to the Company on acceptable terms, or at all. Additional equity financing may involve substantial dilution to our then existing stockholders. The Company intends to actively pursue other such strategic merger and acquisition activities to the extent possible. In the event the Company is unable to raise additional capital or execute other alternatives, we may be required to sell segments of the business, or substantially reduce or curtail our activities. Such actions could result in charges that could be material to the ViewCast’s results of operations or financial position.

     The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As reflected in the accompanying consolidated financial statements, the Company incurred significant net losses of $2,354,505, and $2,845,372 for the years ended December 31, 2003 and 2004, respectively. These losses, in conjunction with the matters discussed above, raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from this uncertainty.

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

     Accounts Receivable

     The Company’s accounts receivable are primarily due from resellers and distributors of its video distribution and networking products and from customers in the healthcare, pharmaceutical, financial services and educational industries to whom we provide information technology services and products. Credit is extended based on evaluation of each customer’s financial condition and, generally collateral is not required except for certain

The accompanying notes are an integral part of these consolidated statements.

ViewCast.com, Inc.
Notes to the Consolidated Financial Statements — Continued

international customers. Accounts receivable are generally due within 30 days and are stated net of an allowance for doubtful accounts. Accounts are considered past due if outstanding longer than contractual payment terms. The Company records an allowance on a specific basis by considering a number of factors, including the length of time trade accounts are past due, the Company’s previous loss history, the credit-worthiness of individual customers, economic conditions affecting specific customer industries and economic conditions in general. The Company writes-off accounts receivable when they become uncollectible and payments subsequently received on such receivables are credited against write-offs in the period the payment is received.

     Changes in the Company’s allowance for doubtful accounts for the years ended December 31, 2003 and 2004 are as follows:

	Year Ended December 31,

	2003	2004

Beginning balance	$144,000	$86,247
Bad debt expense (reversal)	(18,753)	(47,631)
Uncollectible accounts written off, net of recoveries	(39,000)	(9,865)

Ending Balance	$86,247	$28,751

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

     Property and Equipment

     Property and equipment is recorded at cost. Depreciation is determined using the straight-line method over the estimated useful lives, generally three to seven years, of the related assets. Leasehold improvements are amortized over the shorter of the useful life or the length of the related leases. Service assets include equipment located at customer sites. Service assets are depreciated over the expected life of three years, or if the equipment is utilized in service operations, it is immediately expensed if the replacement part, which is recovered, is not repairable. Expenditures for repairs and maintenance are charged to operations as incurred; renewals and betterments are capitalized. Gains and losses on the disposition of property and equipment are recorded in the period incurred.

     Software Development Costs

     Costs of developing new software products and substantial enhancements to existing software products are expensed as incurred until technological feasibility has been established, after which time additional costs incurred are capitalized in accordance with Statement of Financial Accounting Standards No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.” Amortization of capitalized software development costs begins when products are available for general release to customers, and is computed using the greater of the revenue method or the straight-line method over a period not to exceed three years.

     Intangible Assets and Amortization

     Customer contracts are amortized on a straight-line basis over 36 months. All goodwill and intangible assets have been assigned to reporting units for purposes of impairment testing and segment reporting. Goodwill is calculated as the amount that purchase price exceeds the value of the net assets acquired. The Company conducts its annual impairment test of goodwill on October 1st of each year. There was no impairment on December 31, 2003 and 2004.

The accompanying notes are an integral part of these consolidated statements.

ViewCast.com, Inc.
Notes to the Consolidated Financial Statements — Continued

     Intangible Assets consist of the following:

	December 31, 2003			December 31, 2004
	Average	Gross		Gross
	life	carrying	Accumulated	carrying	Accumulated
	(years)	amount	amortization	amount	amortization
Customer Contracts	3	$465,000	$68,612	$465,000	$223,611
Capitalized Software	3	667,239	667,239	851,635	667,239

     The estimated aggregate amortization expense for each of the three succeeding years are as follows:

2005	$216,465
2006	147,853
2007	61,467

     Impairment of Long-Lived Assets

     The Company evaluates long-lived assets according to the terms of Statement of Financial Accounting Standards No. 144 (SFAS 144), Accounting for Impairment or Disposal of Long-Lived Assets. Assets that are held and used are analyzed for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. Impairment is recognized when the estimated undiscounted cash flow generated by those assets is less than the carrying amounts of such assets. The amount of impairment is the excess of the carrying amount over the fair value of such assets. Assets held for sale are carried at the lower of carrying amount or fair value less selling costs. No impairment charges were recognized for years ended 2003 and 2004.

     Revenue Recognition

     The Company applies provisions of SEC Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements as revised by SAB 104, Revenue Recognition, SOP 97-2, Software Revenue Recognition, as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions and EITF 00-21, Revenue Arrangements with Multiple Deliverables to transactions involving sales of its hardware and software products. Under these guidelines, the Company recognizes revenue on transactions where persuasive evidence of an arrangement exists, title has transferred, product payment is not contingent upon performance of installation or service obligations, the price is fixed or determinable and payment is reasonably assured. The Company accrues warranty costs and sales allowances for promotional activities at time of shipment based on historical experience. Following is a description of our revenue recognition policies:

•	Product Sales – Revenue from Product sales is recognized upon shipment provided title and risk of loss has passed to the customer, there is evidence of an arrangement, fees are fixed or determinable and collectibility is reasonably assured.

•	System Implementations – System transactions in which the Company has the responsibility for installation, product revenues are deferred until completion of the installation process and system acceptance by the customer.

•	Services – The Company recognizes revenues from information technology service and maintenance contracts on a straight-line basis over the contract period, provided no significant obligations remain and the collection of any related receivable is probable. Deferred revenues represent amounts billed and collected in advance for these contracts.

•	Other Revenues – Other revenues are related to product sales and include maintenance, training and installation as well as engineering contract services, professional services, and content hosting and distribution services that are recognized as services are provided. Other revenues have historically represented less than 10% of total revenues and are presented combined with product sales in the consolidated statements of operations.

The accompanying notes are an integral part of these consolidated statements.

ViewCast.com, Inc.
Notes to the Consolidated Financial Statements — Continued

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

     Following is a summary of excluded securities:

	For the Year Ended December 31,
	2003	2004
Stock options	4,081,349	3,117,095
Public and private warrants	4,184,512	4,575,094
Convertible debentures	190,000	76,000
Convertible preferred stock — Series B	2,206,896	2,206,896
Convertible preferred stock — Series C	3,333,333	3,333,333
Redeemable convertible preferred Stock — Series D	922,630	1,004,466

	14,918,720	14,312,884

     Deferred Charges

     Short-term deferred charges at December 31, 2003 consist of legal, accounting and lead manager fees and expenses associated with the issuance in April 2000 of $4.45 million principal amount 7% senior convertible debentures. During September and October of 2000, holders of $3.5 million principal amount of 7% senior convertible debentures converted their notes to common stock of the Company and accordingly, a proportionate share of issue costs in the amount $914,872 was charged against additional paid in capital. The remaining amount was expensed in 2004.

     Total deferred charges amortized to interest expense for the years ended December 31, 2003 and 2004 were $112,925 and $23,177, respectively.

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

     The following table below shows the roll forward of the warranty reserve for the years ended December 31, 2003 and 2004:

	2003	2004

Beginning balance	$39,257	$60,260
Charged to expense	86,189	48,931
Usage	(65,186)	(51,447)

Ending Balance	$60,260	$57,744

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

ViewCast.com, Inc.
Notes to the Consolidated Financial Statements — Continued

resellers without requiring collateral; however, the Company routinely assesses the financial condition of its customers and maintains allowances for anticipated losses. The following table outlines the number of customers that accounted for more than 10% of annual sales and receivable balances:

			Customers exceeding 10%
	Customers Exceeding 10%		of Year-End Accounts
	of Net Sales		Receivable Balance
	Number of	Combined	Number of	Combined
Year	Customers	Percent	Customers	Percent
2003	2	29%	1	28%
2004	2	27%	2	33%

     The Company believes it has no significant credit risk in excess of provided reserves.

     The Company is substantially dependent on its third-party suppliers and manufacturers to supply its components and electronic parts, including standard and custom-designed components.

     Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant estimates used in preparing these financial statements are related primarily to accounts receivable allowances, inventory valuation allowances, warranty reserves, deferred tax asset valuation allowances and the recoverability of goodwill and other intangibles related to acquisitions. Management believes the estimates used in preparing the financial statements are reasonable; however, actual results could differ from those estimates.

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

     Advertising Costs

     Advertising costs are expensed as incurred. Advertising expense for the years ended December 31, 2003 and 2004 was $90,342 and $198,888 respectively.

     Fair Value of Financial Instruments

     The Company believes that the carrying amount of certain of its financial instruments, which include cash equivalents, accounts receivable, accounts payable, short-term debt and accrued expenses, approximate fair value due to the short-term maturities of these instruments. The Company also believes the carrying value of its long-term debt approximates fair value at December 31, 2004 because actual interest rates were consistent with rates estimated to be available for obligations with similar terms and conditions.

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

ViewCast.com, Inc.
Notes to the Consolidated Financial Statements — Continued

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

     SFAS 123 requires the disclosure of pro forma net income and earnings per share information computed as if the Company had accounted for its employee stock options granted under the fair value method set forth in SFAS 123. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	2003	2004

Risk-free interest rate	3.52%	3.87%
Dividend yield	0%	0%
Volatility factor of the market price of the Company’s common stock	110%	111%
Expected life of the options (years)	5.1	4.8

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting periods. Pro forma information for the years ended December 31, 2003 and 2004 is as follows:

	2003	2004

Net loss applicable to common stockholders:
As reported	$(3,295,468)	$(3,754,387)
Deduct: total stock-based compensation under fair value based method for all awards	(1,621,170)	(1,255,882)

Pro forma	$(4,916,638)	$(5,010,269)

Net Loss per share:
As reported – basic and diluted	$(0.16)	$(0.17)

Pro forma – basic and diluted	$(0.24)	$(0.23)

     In December 2004, the Financial Accounting Standards Board (“FASB”) enacted Statement of Financial Accounting Standards 123 — revised 2004 (“SFAS 123R”), Share-Based Payment, which replaces Statement of Financial Accounting Standards No. 123 (“SFAS 123”), Accounting for Stock-Based Compensation and supersedes APB Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees. SFAS 123R requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in the Company’s consolidated statement of operations. The accounting provisions of SFAS 123R are effective for reporting periods beginning after December 15, 2005.

     The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. See the Stock-Based Compensation section shown earlier in this note for the pro forma net loss and loss per share amounts for 2003 and 2004 as if the Company had used a fair-value-based method required under SFAS 123 to measure compensation expense for employee stock incentive awards. Although the Company has not yet determined whether the adoption of SFAS 123R will result in amounts that are different from the current pro forma disclosures under SFAS 123, the Company is evaluating the requirements under SFAS 123R and expect the adoption to have a significant impact on the Company’s consolidated statement of operations and loss per share, but no impact on its financial condition or cash flows.

Reclassifications of Prior Year Amounts

     Certain prior year amounts have been reclassified to conform to 2004 presentation.

The accompanying notes are an integral part of these consolidated statements.

ViewCast.com, Inc.
Notes to the Consolidated Financial Statements — Continued

3. Inventories

     Inventories consist of the following:

	December 31,
	2003	2004

Purchased materials	$468,121	$491,922
Finished goods	1,086,633	1,128,356

Total inventories	$1,554,754	$1,620,278

4. Property and Equipment

     Property and equipment, at cost, consists of the following:

	Estimated
	Useful Lives	December 31,
	(Years)	2003	2004

Computer equipment	3 to 7	$1,873,380	$2,025,628
Service assets	3	755,916	901,299
Software	3 to 5	640,997	650,012
Leasehold improvements	1 to 5	88,972	91,295
Office furniture and equipment	5 to 7	660,215	691,247

		4,019,480	4,359,481
Less accumulated depreciation and amortization		(2,440,771)	(3,060,766)

		$1,578,709	$1,298,715

5. Accrued Expenses

     Accrued expenses consist of the following:

	December 31,
	2003	2004

Stockholder accrued interest	$356,844	$400,040
Accrued interest other	11,083	—
Accrued compensation	538,894	524,561
Accrued legal & professional	75,077	47,024
Accrued warranty	60,260	57,744
Accrued rent	23,128	20,833
Accrued inventory purchases	56,772	45,960
Customer deposits	33,872	32,376
Other	206,593	260,621

	$1,362,523	$1,389,159

6. Stockholder Line of Credit and Other Short-term Debt

Stockholder Line of Credit

     Since October 1998, the Company has maintained a working capital line of credit facility with an entity controlled by one of its principal stockholders, Mr. H.T. Ardinger, who also currently serves as Chairman of the

The accompanying notes are an integral part of these consolidated statements.

ViewCast.com, Inc.
Notes to the Consolidated Financial Statements — Continued

Board of Directors of the Company. Prior to October 15, 2003, availability of funds under this facility was subject to certain borrowing base limitations based principally on qualifying accounts receivable and inventory with interest payable on demand at 12% and secured by the assets of ViewCast.com, Inc. In October 2003, ViewCast.com, Inc., Osprey Technologies, Inc. and VideoWare, Inc. (jointly and severally, “the Borrower”) amended the terms and conditions of this credit note and security agreement with the Ardinger Family Partnership, LTD. (“Lender”). As of the date of the agreement, the outstanding principal balance of the indebtedness under the original loan agreement was $7,509,582 and accrued and unpaid interest thereon was $1,243,665. Additionally, in October 2003 the Company had outstanding $500,000 in advances from Lender for the purchase of DCi in October 2002. Effective October 15, 2003, the terms and conditions of the note agreement were amended to establish a long-term payout for $6,909,582 principal amount of the note and accrued interest of $1,243,665. Additionally, a new $2.0 million short-term line of credit facility was established with an initial principal amount $1.1 million consisting of $600,000 principal amount of the original note and $500,000 of stockholder advances. The amended note agreement reduces the per annum interest rate on stockholder notes from 12% to the lesser of prime plus 3.0% or 9.5%, eliminates the borrowing base requirements based on outstanding accounts receivable and inventory and is secured by all assets of the Borrower. Effective April 30, 2004, the Company amended the terms and conditions of the credit facility to increase the credit line of the revolving credit note to $2.25 million and extended the commencement date for the scheduled payments of the term note and accrued interest from April 30, 2004 to August 31, 2004. Effective August 13, 2004, the Company amended the terms and conditions of the credit facility to increase the credit line of the revolving credit note to $3.0 million and extended the commencement date for the scheduled payments of the term note and accrued interest from August 31, 2004 to December 31, 2004. Effective March 22, 2005, the Company amended the terms and conditions of the credit facility to increase the credit line of the revolving credit note to $3.5 million and extended the commencement date of scheduled payments of the term note and accrued interest from December 31, 2004 to July 31, 2005.

     During the year ended December 31, 2004, net borrowings under the new stockholder line of credit note were $1,600,000 resulting in a note principal balance of $2,900,000. At December 31, 2004, the Company had availability under the stockholder line of credit of $100,000 and subsequently increased availability to $600,000 based on the amendment effective March 22, 2005 as described in the above paragraph. At December 31, 2004 the Company had outstanding $173,918 in stockholder accrued interest attributable to the stockholder line of credit.

     Keltic Asset Based Revolving Credit Facility

     The Company also maintains a $1.5 million asset based revolving credit facility with Keltic Financial Partners, LP (“Keltic”) for working capital support of DCi operations. Draws on the revolving credit facility are based on qualifying DCi accounts receivable. The loan balance is reduced as cash collections are received directly by Keltic. The Company has entered into a Guaranty of Payment and a Performance and Subordination Agreement with Keltic relating to this facility. On October 11, 2004, the Keltic credit facility was amended to extend the maturity date of the note to December 31, 2004 and to extend the date related to penalties for early prepayment or termination of the loan from October 10, 2004 to December 10, 2004. On December 10, 2004, the Keltic credit facility was amended to extend the maturity date of the note to January 10, 2005 and to extend the date related to penalties for early prepayment or termination of the loan from December 11, 2004 to January 10, 2005. On January 10, 2005, the Keltic credit facility was amended to extend the maturity date of the note to February 15, 2005 and to extend the date related to penalties for early prepayment or termination of the loan from January 11, 2005 to February 15, 2005. On February 15, 2005, the Keltic credit facility was amended to extend the maturity date of the note to April 15, 2005 and to extend the date related to penalties for early prepayment or termination of the loan from February 15, 2005 to April 15, 2005. The company expects the Keltic credit facility to be extended beyond April 15, 2005. The credit facility continues to be secured by all DCi assets and is guaranteed by the Company. In October 2004 and December 2004, Keltic was paid $5,000 in modification fees pertaining to the note amendments that occurred in those months.

     During 2004, the Company reduced the Keltic note principal balance by $327,104 to a balance of $313,170 and had availability of $510,615 under the revolving credit facility at December 31, 2004.

The accompanying notes are an integral part of these consolidated statements.

ViewCast.com, Inc.
Notes to the Consolidated Financial Statements — Continued

     Following is a summary of short-term debt with terms and conditions as described in the preceding paragraphs:

	December 31,
	2003	2004

$3.5 million line of credit note payable to principal stockholder of the Company, secured by all assets of Borrower, with interest due on demand at the lesser of prime (5.25% as of December 31, 2004) plus 3.0% or 9.5% fixed rate, due December 2005.	$1,300,000	$2,900,000
$1.5 million revolving based credit facility payable to a commercial finance company, collateralized by all DCi assets and guaranteed by the Company, with interest payable at the higher of prime (5.25% as of December 31, 2004) plus 2.5% or 6.5% fixed rate, due April 15, 2005.	635,005	313,170

	$1,935,005	$3,213,170

7. Long-term Notes Payable

     7% Senior Debentures Due 2004

     On April 28, 2000, the Company sold $4,450,000 aggregate principal amount of 7% Senior Convertible Debentures Due 2004 (the “Debentures”) pursuant to a private placement agreement dated March 28, 2000, and amended on April 28, 2000, by and among the Company and RP&C International Inc. and RP&C International Limited (the “Lead Managers”) at an initial offering price of 100% of the principal amount thereof, less 8% gross commission. In addition, the Company issued the Lead Managers a warrant (the “Warrant”) on April 28, 2000, in the name of RP&C International (Guernsey) Limited, pursuant to Regulation S, to purchase an aggregate of 89,000 shares of Common Stock, at an exercise price of $5.00 per share, subject to adjustment in the event of adjustment of the Conversion Price of the Debentures. The Warrant has a term of five (5) years and may be exercised as to all or any lesser number of shares of Common Stock covered thereby, commencing twelve (12) months after the date of issuance. The maturity date of the Debentures was on April 28, 2004 and interest was payable semi-annually in arrears on May 1 and November 1, each year.

     Unless previously redeemed, the Debentures were convertible into shares of Common Stock of the Company at the option of the holder at any time at a fixed conversion price of $5.00 per share of Common Stock, subject to adjustment in certain circumstances (the “Conversion Price”). Debentures that converted prior to the first interest payment date of November 1, 2000 converted at a ten percent (10%) discount from the then effective Conversion Price. During September through October 2000, holders of $3,500,000 principal amount of the Debentures exchanged their notes for 777,777 shares of common stock of the Company at a conversion price of $4.50 per share.

     In April 2004, the Company received Notices of Conversion from the holders of $870,000 of the outstanding 7% Senior Convertible Debentures. The terms of the conversion include a lowered conversion price of the Debentures from $5.00 per share to $0.41 per share of ViewCast common stock or a total of 2,121,947 shares of common stock for the $870,000 converted. Each Debenture holder that converted its Debentures also received in cash the interest accrued under the terms of the Debenture for the period of time from November 2, 2003 through April 28, 2004 in the amount of $35.00 per $1,000 principal amount of Debentures converted, which would otherwise, pursuant to the terms of the Debentures, be forfeited upon conversion. In addition, the converting Debenture holders received 635,970 warrants exercisable for three (3) years into shares of common stock of the Company (the “Warrant Shares”) at an exercise price of $0.45 per Warrant Share, and in connection therewith, were granted certain piggyback registration rights for the Warrant Shares. In conjunction with the debenture conversions, the Company has agreed to pay a consulting fee consisting of hourly fees of $7,000, payable in cash or restricted stock at ViewCast’s option, and of warrants exercisable into 15,000 shares of common stock with the same terms as the warrants issued to the converting Debenture holders.

The accompanying notes are an integral part of these consolidated statements.

ViewCast.com, Inc.
Notes to the Consolidated Financial Statements — Continued

     The Company accounts for the conversion of convertible debt to equity securities in accordance with SFAS No. 84, “Induced Conversions of Convertible Debt”. In other income (expense), the Company has recognized an imputed amount for debt conversion expense equal to the fair value of all securities and other consideration transferred in the transaction in excess of the fair value of securities issuable pursuant to the original conversion terms. Shares were valued at the fair market value of the stock price at the date of conversion.

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

     Stockholder Term Note

     In October 2003, the Company amended the terms and conditions of its then outstanding stockholder line of credit to establish a long-term payout for $6,909,582 principal amount of the note and the amended note agreement significantly reduced the per annum interest rate from the original 12% fixed rate and accrued interest of $1,243,665. Term note accrues interest at a per annum rate equal to the lesser of prime (5.25% as of December 31, 2004) plus 3.0% or 9.5% and requires monthly principal repayments of $19,193 commencing on July 31, 2005 and continuing on the last day of each calendar month with a balloon payment for the remaining principal amount due December 31, 2006 (See Note 6). There are no covenants in connection with these notes.

     Summary of Long Term Notes Payable

     Following is a summary of long-term notes payable with terms and conditions as described above:

	December 31,
	2003	2004

7% Senior Convertible Debentures due April 2004 with interest payable semi-annually in arrears	$950,000	$—
Stockholder term note with an entity controlled by a principal stockholder of the Company, collateralized by all assets of Borrower, with interest due at a rate per annum equal to the lesser of prime (5.25% as of December 31, 2004) plus 3.0% or 9.5% fixed rate, due April 30, 2006 (See Note 6).	6,909,582	6,909,582
Other	22,968	34,823

Total long-term debt	7,882,550	6,944,405
Less current maturities	(1,128,483)	(127,175)

Total long-term notes payable	$6,754,067	$6,817,230

The accompanying notes are an integral part of these consolidated statements.

ViewCast.com, Inc.
Notes to the Consolidated Financial Statements — Continued

     Following are the scheduled maturities of long-term notes payable and stockholder accrued interest at December 31, 2004:

	Long-Term	Stockholder
	Notes	Accrued
Year ended December 31:	Payable	Interest

2005	$127,175	$226,121
2006	6,808,191	1,626,754
2007	8,548	—
2008	491	—

Total	$6,944,405	$1,852,875

8. Income Taxes

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109), Accounting for Income Taxes. SFAS 109 requires a valuation allowance to be recorded when it is more likely than not that some portion or all of the deferred tax assets will not be realized. In the opinion of management, realization of the Company’s net operating loss carryforward is not reasonably assured, and a valuation allowance of $24,044,000 and $24,971,000 has been provided against deferred tax assets in excess of deferred tax liabilities in the accompanying consolidated financial statements at December 31, 2003 and 2004, respectively.

     The components of the Company’s net deferred taxes are as follows:

	December 31,
	2003	2004

Deferred tax assets:
Net operating loss carryforwards	$22,665,000	$23,052,000
Revenue deferred for financial statements, recognized for tax	30,000	672,000
Excess of tax over financial statement basis of patent	15,000	11,000
Accruals deductible for tax purposes when paid	363,000	386,000
Excess of tax over financial statement basis of of property and equipment	192,000	219,000
Excess of tax over financial statement basis of software development costs	798,000	688,000

Total deferred tax assets	24,063,000	25,028,000
Deferred tax liabilities:
Excess of financial statement over tax basis of goodwill and customer contracts	(19,000)	(57,000)

Net deferred tax assets	24,044,000	24,971,000
Less: valuation allowance	(24,044,000)	(24,971,000)

Net deferred taxes	$—	$—

The accompanying notes are an integral part of these consolidated statements.

ViewCast.com, Inc.
Notes to the Consolidated Financial Statements — Continued

     A reconciliation between the federal income tax benefit calculated by applying U.S. federal statutory rates to net loss and the absence of a tax benefit reported in the accompanying consolidated financial statements is as follows:

	2003	2004

U.S. federal statutory rate applied to pretax loss	$(785,000)	$(967,000)
State tax net of federal benefit	(69,000)	—
Change in valuation allowance	634,000	927,000
Other	220,000	40,000

	$—	$—

     At December 31, 2004 the Company has federal income tax net operating loss carryforwards of approximately $65,000,000, which expire as follows:

Year
Ended	Amount
2009	$2,700,000
2010	4,700,000
2011	4,000,000
2012	5,400,000
2018	7,700,000
2019	13,200,000
2020	8,100,000
2021	8,500,000
2022	4,400,000
2023	2,700,000
2024	3,600,000

     The Company is subject to limitations existing under Internal Revenue Code Section 382 (Change of Control) relating to the availability of the operating loss carryforward.

     No Federal income or foreign taxes were paid during the years ended December 31, 2003 and 2004. State taxes of $2,152 and $56,800 were paid for the years 2003 and 2004, respectively.

9. Series D Redeemable Convertible Preferred Stock

     During October 2002 through June 2003, the Company issued 150,670 shares of Series D Preferred Stock as partial consideration for the acquisition of DCi and for related investment banking fees. Each share of Series D Preferred Stock has a stated value of $10.00 with an option to convert into the Company’s common stock at $1.50 per share. The Series D Preferred Stock provides redemption rights for the holders and the Company, and other rights as described in the Certificate of Designation of the Series D Preferred Stock. The Series D Preferred Stock is redeemable at its stated value at the holders’ option upon written notice at any time after October 11, 2004, to the extent permitted by applicable law. At December 31, 2004, the Company had a consolidated stockholders’ deficit of $7,982,771 and in accordance with Delaware law, is precluded from redeeming its outstanding Series D convertible preferred stock. As a result, no redemption may be paid for Holder Redemption Notices received by the Company while it has a consolidated stockholders’ deficit.

     Effective March 21, 2005, the Company temporarily lowered the conversion price of each of its outstanding Series D Redeemable Convertible Preferred Shares from $1.50 to $0.55 per share. As a result, each Preferred Share will be convertible into 18.18 shares of ViewCast common stock based on a stated value of $10.00 per Preferred Share so long as the stockholder converts by 5:00 p.m. Central Time on or before April 15, 2005. There will be 2,739,500 reserved but unissued shares of common stock available for issuance upon conversion of the Preferred Stock. ViewCast originally issued the Series D Redeemable Convertible Preferred Shares in conjunction with the acquisition of the operations of Delta Computec Inc. in October 2002. On March 24, 2005, John DeVito converted 3,355 shares of Series D Redeemable Convertible Preferred Stock into 61,000 shares of common stock of the Company.

The accompanying notes are an integral part of these consolidated statements.

ViewCast.com, Inc.
Notes to the Consolidated Financial Statements — Continued

On March 24, 2005, NQL Sub-Surviving Corporation converted 138,845 shares of Series D Redeemable Convertible Preferred Stock into 2,524,456 shares of common stock of the Company. The conversions were made pursuant to Section 3(a)(9) of the Securities Act of 1933, as amended.

     The value of the 150,670 shares issued and outstanding at December 31, 2003 reflects a discount of $87,528 from the stated value of $1,506,700 that has been recorded as imputed interest expense during 2004 until the initial redemption date of October 11, 2004. Through December 31, 2004, the Company has recognized $87,528 of interest expense on the Series D Preferred Stock. The Series D Preferred Stock is redeemable at its stated value at the Company’s option upon written notice at any time after October 11, 2005 or prior to that date if the Company’s common stock has a market value of $3.75 per share for ten consecutive trading days. Holders of Series D redeemable convertible preferred stock have no voting rights except as required by law. All Series D Preferred Stock of $1,419,172 and $1,506,700 outstanding at December 31, 2003 and December 31, 2004, respectively is presented as a current liability because of the October 11, 2004 initial redemption date.

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

     At December 31, 2003 and 2004, the Company had a consolidated stockholders’ deficit of $7,255,322 $7,982,771 respectively, and in accordance with Delaware law, was precluded from paying dividends on its outstanding Series B and Series C convertible preferred stock. As a result, no preferred stock dividends were declared or paid during 2003 and 2004. The Series B and Series C preferred stock issues carry cumulative dividends of 8% and 9% per year, respectively, and are generally payable semi-annually in arrears in cash or common stock of the Company, at the Company’s option. Cumulative dividends on preferred shares in arrears at December 31, 2003 are Series B, and Series C $1,280,000 and $357,534, respectively; and at December 31, 2004 are Series B and Series C $1,920,077 and $538,856, respectively.

     Common Stock

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

     During 2004, the Company received $9,336 in proceeds from the sale of 28,545 shares of common stock to employees under the terms of the Company’s Employee Stock Purchase Plan. The employee purchase price for the offering periods ended March 31, 2004 and September 30, 2004 was $0.40 and $0.29 per share, respectively.

The accompanying notes are an integral part of these consolidated statements.

ViewCast.com, Inc.
Notes to the Consolidated Financial Statements — Continued

     During 2004, the Company received $1,066 from the exercise of stock options to purchase 4,332 common shares of the Company at an average exercise price of $0.25 per share.

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

     The Company has issued non-qualified stock options to non-employees and consultants of the Company and accounts for these issuances by estimating their fair value at date of grant using the Black-Scholes option–pricing model. An expense is recognized ratably over the vesting period of the option provided all material terms of the agreement are defined. In instances where the terms are not defined, the option is accounted for as a variable plan and an expense is recognized over the expected period of benefit of the option. Expenses related to these options are recorded based on an estimate of the options value computed at the end of each reporting period. The final expense for the variable plan is recorded when all material terms, i.e. – the number and exercise price of the options, are known and the options have been earned. Expense of $848 and $3,798 has been recognized for the years ended December 31, 2003 and 2004, respectively. These amounts have been aggregated with the valuation of warrants and disclosed as a component of Consolidated Statements of Stockholders’ Equity.

     Following is a summary of stock option activity from January 1, 2003 through December 31, 2004:

	Stock Options
			Weighted-
			Average
	Number	Price Per	Exercise Price
	of Shares	Share	Per Share

Outstanding at January 1, 2003	4,498,416	$0.26-$9.00	$2.39
Granted	75,250	0.20-0.68	0.46
Exercised	16,666	0.49	0.49
Canceled/forfeited	1,140,439	0.26-5.50	1.80

Outstanding at December 31, 2003	3,416,561	$0.20-$9.00	$2.55

Granted	103,250	0.39-0.49	0.41
Exercised	4,332	0.20-0.28	0.25
Canceled/forfeited	696,313	0.20-5.95	2.66

Outstanding at December 31, 2004	2,819,166	$0.20-$9.00	$2.45

     The weighted-average grant-date fair value of options granted was $0.36 and $0.33 for the years ended December 31, 2003 and 2004, respectively.

The accompanying notes are an integral part of these consolidated statements.

ViewCast.com, Inc.
Notes to the Consolidated Financial Statements — Continued

     The following information applies to options outstanding at December 31, 2004:

Options Outstanding				Options Exercisable
		Weighted-
		Average	Weighted-		Weighted-
Range of	Outstanding at	Remaining	Average	Exercisable at	Average
Exercise	December 31,	Contractual	Exercise	December 31,	Exercise
Prices	2004	Life	Price	2004	Price

$0.01–1.00	1,077,750	7.8	$0.42	794,557	$0.43
1.01–2.00	640,700	6.1	1.16	495,087	1.16
2.01–3.00	226,200	3.7	2.67	215,303	2.68
3.01–4.00	177,000	2.6	3.80	176,750	3.80
4.01–5.00	108,666	3.2	4.41	108,666	4.41
5.01–6.00	146,850	4.8	5.44	146,850	5.44
6.01–7.00	17,000	5.1	6.64	16,250	6.64
7.01–8.00	410,000	4.7	7.10	260,000	7.10
8.01–9.00	15,000	4.3	9.00	15,000	9.00

	2,819,166	5.9	$2.45	2,228,463	$2.48

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

ViewCast.com, Inc.
Notes to the Consolidated Financial Statements — Continued

     Following is a summary of warrant activity from January 1, 2003 through December 31, 2004:

	Warrants
			Weighted-
	Number of	Exercise	Average
	Warrants	Price	Exercise Price

Outstanding and exercisable at January 1, 2003	3,922,012	$1.00-5.00	$1.09
Granted	—	—	—
Exercised	—	—	—
Cancelled	—	—	—

Outstanding and exercisable at December 31, 2003	3,922,012	1.00-5.00	1.09

Granted	650,970	.45	.45
Exercised	—	—	—
Cancelled	—	—	—

Outstanding and exercisable at December 31, 2004	4,572,982	$0.45-5.00	$1.00

     In addition, at December 31, 2004 the Company’s lead underwriter for the initial public offering and assignees held representative warrants to purchase 122,500 full units at $6.44 per unit and 17,500 partial units at $6.30 per share, each full unit consisting of one share of common stock at $6.30 and one public warrant at $0.14. Each Public Warrant, when exercised, entitles the holder to purchase one share of common stock at $1.00.

     At December 31, 2004, the Company had outstanding 2,616,348 redeemable common stock public warrants that were issued in connection with the Company’s initial public offering, as well as 1,183,332 redeemable private warrants, with terms similar to the public warrants, that were issued in connection with the early exercise of private warrants during 1998. When initially issued, each redeemable warrant entitled the holder to purchase 1.0 share of common stock at $4.50, subject to adjustment under certain circumstances. In October 1998, the Company reduced the effective exercise price of its then redeemable warrants from $4.50 to $4.19 per share of common stock in accordance with the provisions of its warrant agreements, whereby each redeemable warrant entitled the holder to purchase 1.074 shares for $4.50. In January 2002, the Company extended the expiration date of its outstanding public and public equivalent warrants to February 3, 2005 from February 3, 2002. Additionally, effective March 1, 2002, the Company decreased the effective exercise price per share of common stock from $4.19 to $1.00, which was above the market price at that date. In January 2005, the Company extended the expiration date of its outstanding public and public equivalent warrants to February 3, 2006 from February 3, 2005. Both the public and private redeemable warrants are redeemable by the Company, upon notice of not less than thirty days, at a price of $.10 per warrant, provided that the closing price or bid price of the common stock for any twenty trading days within a period of thirty consecutive trading days ending on the fifth day prior to the day on which the Company gives notice of redemption has been at least $6.75 (subject to adjustment under certain circumstances).

     At December 31, 2004, the Company also had outstanding 773,302 non-redeemable private warrants with exercise prices ranging from $0.45 to $5.00 per share and with varying expiration dates through April 2007. These non-redeemable private warrants include 650,970 warrants issued to holders that converted their 7% Senior Convertible Debentures (See Note 7).

11. Employee Benefit Plan

     Effective March 1, 1997, the Company adopted a profit sharing plan pursuant to Section 401(k) of the Internal Revenue Code whereby participants may elect to contribute up to sixty percent (60%) of their compensation subject to statutory limitations. The plan provides for discretionary matching and profit sharing contributions by the Company. All employees are eligible to participate in the plan provided they meet minimum age requirement of

The accompanying notes are an integral part of these consolidated statements.

ViewCast.com, Inc.
Notes to the Consolidated Financial Statements — Continued

eighteen. For the years ended December 31, 2003 and 2004, the Company made no matching or profit sharing contributions.

12. Commitments and Contingencies

     The Company leases various office and manufacturing space at various locations under non-cancelable operating leases extending through 2008. The Company also leases certain office and computer equipment under non-cancelable operating leases. Future minimum operating lease payments, net of sublease receipts of $72,000 in 2005 only, with initial or remaining terms of one year or more are as follows:

Operating
Leases
Year ended December 31:
2005	$588,546
2006	252,290
2007	18,692
2008	8,185

Total minimum lease payments	$867,713

     Rent expense was $613,114 and $588,074 for the years ended December 31, 2003 and 2004, respectively.

13. Segment Information

     The Company operates in two distinct business segments as follows:

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

     Video Distribution and Networking Products

     This business segment is engaged in designing, developing and marketing video communications products and services. It includes operations of the Company’s Osprey® line of video capture and video compression-decompression cards, its ViewCast IVN video distribution systems, and its Niagara™ line of encoding and streaming video servers. The Company markets its video products and services directly to end-users, through original equipment manufacturers, value-added resellers and computer system integrators, worldwide.

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

ViewCast.com, Inc.
Notes to the Consolidated Financial Statements — Continued

     The following tables provide financial data by segment for 2003 and 2004:

     Summary of Sales by Geographic Area:

		Video
		Distribution
	IT Services,	& Networking
	Products	Products	Total	%

2004
United States	$11,093,985	$4,771,434	$15,865,419	77.29%
Europe	—	2,231,473	2,231,473	10.87%
Pacific Rim	—	1,874,072	1,874,072	9.13%
Other	—	555,958	555,958	2.71%

Total	$11,093,985	$9,432,937	$20,526,922	100.00%

     Summary of Sales by Geographic Area (Continued):

		Video
		Distribution
	IT Services,	& Networking
	Products	Products	Total	%

2003
United States	$12,159,250	$5,292,079	$17,451,329	83.45%
Europe	—	1,345,602	1,345,602	6.43%
Pacific Rim	—	1,694,481	1,694,481	8.10%
Other	—	420,767	420,767	2.01%

Total	$12,159,250	$8,752,929	$20,912,179	100.00%

The accompanying notes are an integral part of these consolidated statements.

ViewCast.com, Inc.
Notes to Consolidated Financial Statements — Continued

Summary of Operations by Operating Segment:

		Video
		Distribution
	IT Services,	& Networking	Unallocated
	Products	Products	Corporate	Total

2004
Total sales	$11,093,985	$9,454,237	$—	$20,548,222
Intersegment sales	—	(21,300)	—	(21,300)

Revenue from external customers	$11,093,985	$9,432,937	$—	$20,526,922

Gross profit	$2,505,401	$5,760,137	$—	$8,265,538

Operating income (loss)	$(37,736)	$130,521	$(931,992)	$(839,207)

Total assets	$5,113,777	$3,132,129	$276,788	$8,522,694
Goodwill	$1,041,430	$—	$—	$1,041,430
Customer contracts, net	$241,389	$—	$—	$241,389
Capital additions	$178,888	$102,126	$65,779	$346,793

		Video
		Distribution
	IT Services,	& Networking	Unallocated
	Products	Products	Corporate	Total

2003
Total sales	$12,159,250	$8,773,985	$—	$20,933,235
Intersegment sales	—	(21,056)	—	(21,056)

Revenue from external customers	$12,159,250	$8,752,929	$—	$20,912,179

Gross profit	$3,290,758	$5,224,531	$—	$8,515,289

Operating income (loss)	$579,598	$(904,344)	$(1,062,968)	$(1,387,714)

Total assets	$5,485,041	$2,696,980	$223,932	$8,405,953
Goodwill	$1,041,430	$—	$—	$1,041,430
Customer contracts, net	$396,389	$—	$—	$396,389
Capital additions	$408,390	$66,676	$24,377	$499,443

14. Related Party Transactions

     Since October 1998, the Company has maintained a working capital line of credit facility with a partnership controlled by one of its principal stockholders and Chairman of the Board of the Company, H. T. Ardinger, Jr. Prior to October 15, 2003, availability of funds under the facility was subject to certain borrowing base limitations based principally on qualifying accounts receivable and inventory. Effective October 15, 2003, terms and conditions of this note were amended to eliminate the borrowing base restrictions, establish a long-term payout for a majority of the note principal and accrued interest, and significantly reduce the per annum interest rate to the lesser of prime plus 3.0% or 9.5% from 12% (See Notes 6 and 7). No interest was paid to the partnership during 2003 and 2004.

     On April 30, 2004, the Company amended the terms and conditions of the credit facility to increase the credit line of the revolving credit note to $2.25 million and extended the commencement date for the scheduled payments of the term note and accrued interest from April 30, 2004 to August 31, 2004. On August 13, 2004, the Company amended the terms and conditions of the credit facility to increase the credit line of the revolving credit note to $3.0

The accompanying notes are an integral part of these consolidated statements.

ViewCast.com, Inc.
Notes to Consolidated Financial Statements — Continued

million and extended the commencement date for the scheduled payments of the term note and accrued interest from August 31, 2004 to December 31, 2004.

     On March 22, 2005, the Company amended the terms and conditions of the credit facility to increase the credit line of the revolving credit note to $3.5 million and extended the commencement date of scheduled payments of the term note and accrued interest from December 31, 2004 to July 31, 2005.

15. Subsequent Events

     On January 10, 2005, the Keltic credit facility was amended to extend the maturity date of the note to February 15, 2005 and to extend the date related to penalties for early prepayment or termination of the loan from January 11, 2005 to February 15, 2005. On February 15, 2005, the Keltic credit facility was amended to extend the maturity date of the note to April 15, 2005 and to extend the date related to penalties for early prepayment or termination of the loan from February 15, 2005 to April 15, 2005. The credit facility continues to be secured by all DCi assets and is guaranteed by the Company. In February 2005, Keltic was paid $2,500 in modification fees pertaining to the note amendments in February 2005.

     On January 19, 2005, the Company extended the expiration date of its outstanding public and public equivalent warrants to February 3, 2006 from February 3, 2005.

     The Company’s Series D Preferred Stock provides conversion rights for the holders and other rights as described in the Certificate of Designation of the Series D Preferred Stock. Effective March 21, 2005 the Company temporarily lowered the conversion price of each of its outstanding Series D Redeemable Convertible Preferred Shares from $1.50 to $0.55 per share. As a result, each Preferred Share will be convertible into 18.18 shares of ViewCast common stock based on a stated value of $10.00 per Preferred Share so long as the stockholder converts by 5:00 p.m. Central Time on or before April 15, 2005. There will be 2,739,500 reserved but unissued shares of common stock available for issuance upon conversion of the Preferred Stock. ViewCast originally issued the Series D Redeemable Convertible Preferred Shares in conjunction with the acquisition of the operations of Delta Computec Inc. in October 2002.

     On March 24, 2005, John DeVito converted 3,355 shares of Series D Redeemable Convertible Preferred Stock into 61,000 shares of common stock of the Company. On March 24, 2005, NQL Sub-Surviving Corporation converted 138,845 shares of Series D Redeemable Convertible Preferred Stock into 2,524,456 shares of common stock of the Company. The conversions were made pursuant to Section 3(a)(9) of the Securities Act of 1933, as amended.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     There have been no disagreements concerning any matter of accounting principle or financial statement disclosure between the Company and its independent auditors, Grant Thornton LLP.

Item 8A. Controls and Procedures

     Management, including the Company’s President and Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based upon that evaluation, the President and Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is (i) recorded, processed, summarized and reported as and when required and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosure.

     There have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation that occurred during the Company’s last fiscal quarter that has materially affected, or that is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 8B. Other Information

     None.

PART III

Item 9. Directors, Executive Officers, Promoters, and Control Persons; Compliance with Section 16(a) of the Exchange Act

     The information required by this item is incorporated by reference to the Proxy Statement.

     Code of Ethics

     The Company has adopted a Corporate Compliance Program Guidelines and Ethics Policy that applies to all employees and officers of the Company and its subsidiaries, including the principal executive officer, principal financial officer, principal accounting officer or controller or person performing similar functions for the Company and its subsidiaries. This policy meets the requirements of a “code of ethics” as defined by Item 406 of Regulation S-B and was filed as Exhibit 14.1 to the Company’s report on Form 10-KSB for the fiscal year ended December 31, 2003, filed with the SEC on March 30, 2004.

Item 10. Executive Compensation

     The information required by this item is incorporated by reference to the Proxy Statement.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     The information required by this item is incorporated by reference to the Proxy Statement.

     Equity Compensation Plan Information

     The following table sets forth certain information as of December 31, 2004 concerning outstanding awards and securities available for future issuance pursuant to ViewCast’s equity compensation plans.

Number of
securities
remaining available
	Number of		for future issuance
	securities to be		under equity
	issued upon	Weighted-average	compensation plans
	exercise of	exercise price of	(excluding
	outstanding	outstanding	securities
	options, warrants	options, warrants	reflected in column
Plan category	and rights	and rights	(a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	3,416,561	$2.55	2,070,924
Equity compensation plans not approved by security holders	—	—	—
Total	3,416,561	$2.55	2,070,924

Item 12. Certain Relationship and Related Transactions

     The information required by this item is incorporated by reference to the Proxy Statement.

Item 13. Exhibits, Financial Statement Schedules and Reports on Form 8-K

EXHIBIT INDEX

Exhibit Page
No.	Description of Exhibit

2	Agreement and Plan of Merger and Reorganization (1)

3(a)	Certificate of Incorporation (1)

3(b)	Amendment to Certificate of Incorporation (1)

3(c)	Restated By-Laws (3)

3(d)	Certificate of Designations of Series B Convertible Preferred Stock (4)

3(e)	Certificate of Designations of Series C Convertible Preferred Stock (7)

3.1	Certificate of Designation of Series D Redeemable Convertible Preferred Stock of ViewCast.com, Inc. dated as of October 10, 2002. (9)

4(a)	Form of Common Stock Certificate (1)

4(b)	Form of Warrant Certificate (1)

4(c)	Form of Warrant Agreement between ViewCast and Continental Stock Transfer & Trust Company (1)

4(d)	Form of Representative’s Warrant Agreement (1)

4(e)	Form of Trust Indenture — $5,000,000 8% Senior Convertible Notes Due 2002 (2)

4(f)	Form of Lead Managers Warrant Agreement (2)

5(a)	Form of Opinion of Thacher Proffit Wood as to the legality of securities being registered. (6)

9(a)	Voting Trust Agreement between Robert M. Sterling, Jr. and Thomas E. Brown (1)

9(b)	Voting Trust Agreement between Robert P. Bernardi and Richard Bernardi (1)

9(c)	Form of Lock-Up Agreement (1)

9(d)	Lock-Up Agreement with Robert Sterling Trust (1)

9(e)	Lock-Up Agreement with Robert Bernardi Trust (1)

9(f)	Lock-Up Agreement with Michael Nissenbaum (1)

10(a)	Modified Employment Agreement between ViewCast and Glenn A. Norem (1)

10(b)	Modified Consulting Agreement between ViewCast and Sterling Capital Group Inc. (1)

10(c)	Form of Indemnification Agreement between ViewCast and Executive Officers and Directors (1)

10(d)	1995 Stock Option Plan (1)

10(e)	1994 Stock Option Plan (1)

10(f)	1993 Viewpoint Stock Plan (1)

l0(g)	1995 Director Option Plan (1)

10(h)	Lease Agreement between ViewCast and Metro Squared, L P(1)

10(i)	Employee Stock Purchase Plan (1)

l0(j)	Licensing Agreement between ViewCast and Boca Research, Inc. (1)

10(k)	Agreement between ViewCast and Unisys™ (1)

10(l)	Employment Agreement between ViewCast and Philip M. Colquhoun (1)

10(m)	Employment Agreement between ViewCast and William S. Leftwich (1)

10(n)	Employment Agreement between ViewCast and David T. Stoner (1)

10(o)	Employment Agreement between ViewCast and Neal Page (1)

10(p)	Employment Agreement between ViewCast and A. David Boomstein (1)

10(r)	Lease between ViewCast and Burlingame Home Office, Inc. (1)

10(s)	Lease between ViewCast and Family Funds Partnership (1)

10(t)	Agreement between ViewCast and Catalyst Financial Corporation (1)

10(u)	Promissory Note by ViewCast payable to Robert Rubin dated September 5, 1996. (1)

10(v)	Promissory Note by ViewCast payable to M. Douglas Adkins dated November 15, 1996. (1)

10(w)	Promissory Note by ViewCast payable to H.T. Ardinger dated November 15, 1996. (1)

10(x)	Promissory Note by ViewCast payable to H.T. Ardinger dated January 15, 1997. (1)

10(y)	Promissory Note by ViewCast payable to Adkins Family Partnership, Ltd. dated January 15, 1997. (1)

10(z)	Lease between ViewCast and the Air Force Association. (2)

10(aa)	Lease between ViewCast and Airport Boulevard Partners, LLC. (2)

10(bb)	Stock Purchase Agreement between ViewCast and Tadeo Holdings, Inc. (5)

10(cc)	Working Capital Line of Credit Loan Agreement between ViewCast and the Ardinger Family Partnership, Ltd. (5)

10(dd)	Sublease Agreement between ViewCast and Host Communications, Inc. (7)

10(ee)	Letter Agreement dated May 6, 2002 between ViewCast and the Ardinger Family Partnership, Ltd. to exchange available-for-sale securities for a principal reduction in asset based lending line-of-credit (8)

10.1	Asset Purchase Agreement among Delta Computec Inc., NQL Inc. and ViewCast.com, Inc. dated as of May 31, 2002. (9)

10.2	Registration Rights Agreement by and among ViewCast.com, Inc. and Delta Computec Inc. dated as of October 11, 2002. (9)

10.3	Non-Competition Agreement by and among Delta Computec Inc., NQL Inc. and ViewCast.com, Inc. dated as of October 11, 2002 (9)

10.4	Escrow Agreement by and among ViewCast.com, Inc., Delta Computec Inc. and The Bank of New York Trust Company of Florida, N.A. dated as of October 11, 2002. (9)

10.5	Revolving Loan Agreement between MMAC Communications Corp. and Keltic Financial Partners, LP dated as of October 11, 2002. (9)

10.6	Guaranty of Payment and Performance from ViewCast.com, Inc. to Keltic Financial Partners, LP dated as of October 11, 2002. (9)

10.7	Subordination Agreement by and among Keltic Financial Partners, LP, MMAC Communication Corp. and ViewCast.com, Inc. dated as of October 11, 2002. (9)

10.8	General Security Agreement by and between MMAC Communications Corp. and Keltic Financial Partners, LP dated as of October 11, 2002. (9)

10.9	Revolving Note by MMAC Communications Corp. in favor of Keltic Financial Partners, LP dated as of October 11, 2002. (9)

10.10	Lease by and between Forsgate Industrial Complex and Delta Computec Inc. dated as of July 23, 1991. (9)

10.11	Second Amendment to Lease by and between Forsgate Industrial Complex and Delta Computec Inc. dated as of March 29, 2001. (9)

10.12	Sublease Agreement by and between Delta Computec Inc. and Ameriban Inc. dated as of December 31, 1997. (9)

10.13	Third Amendment to Sublease Agreement and Renewal of Sublease by and between Delta Computec Inc. and Ameriban, Inc. dated as of January 3, 2001. (9)

10.14	Employment Agreement by and between ViewCast Corporation and John DeVito dated as of August 6, 2002. (9)

10.15	Form of Amended and Restated Security Agreement dated October 15, 2003 between ViewCast.com, Inc. and the Ardinger Family Partnership, LTD. (10)

10.16	Form of Amended and Restated Pledge Agreement dated October 15, 2003 between ViewCast.com, Inc. and the Ardinger Family Partnership, LTD. (10)

10.17	Form of First Amendment to the Revolving Loan Agreement dated October 11, 2003 between Delta Computec Inc. and Keltic Financial Partners, LP. (10)

10.18	Second Amendment dated as of October 10, 2004 to Revolving Loan Agreement between MMAC Communications Corp. and Keltic Financial Partners, LP dated as of October 11, 2002. (12)

10.19	Third Amendment dated as of December 10, 2004 to Revolving Loan Agreement between MMAC Communications Corp. and Keltic Financial Partners, LP dated as of October 11, 2002. (12)

10.20	Fourth Amendment dated as of January 10, 2005 to Revolving Loan Agreement between MMAC Communications Corp. and Keltic Financial Partners, LP dated as of October 11, 2002. (12)

10.21	Fifth Amendment dated as of February 15, 2005 to Revolving Loan Agreement between MMAC Communications Corp. and Keltic Financial Partners, LP dated as of October 11, 2002. (12)

10.22	Notice of Lower Temporary Conversion Price dated March 21, 2005. (13)

10.23	Letter Agreement Amending Revolving and Term Credit Facility dated March 22, 2005. (13)

14.1	Code of Ethics (11)

21	List of Subsidiaries of ViewCast. (1)

23.1	Consent of Grant Thornton LLP*

31.1	Rule 13a-14(a)/15d-14(a) Certifications

32.1	Statement 1350 Certifications

*	Filed herewith.

(1)	Incorporated by reference to the Registration Statement on Form SB-2 and all amendments thereto as declared effective on February 4, 1997.

(2)	Incorporated by reference to Form 10-KSB/A filed April 15, 1998.

(3)	Incorporated by reference to Form 10-QSB filed November 13, 1998

(4)	Incorporated by reference to Form 8-K filed March 15, 1999.

(5)	Incorporated by reference to Form 10-KSB filed March 26, 1999.

(6)	Incorporated by reference to Form S-3 file May 6, 1999.

(7)	Incorporated by reference to Form 10-K filed April 16, 2002.

(8)	Incorporated by reference to Form 10-Q filed May 20, 2002

(9)	Incorporated by reference to Form 8-K filed October 25, 2002

(10)	Incorporated by reference to Form 10-Q filed November 14, 2003

(11)	Incorporated by reference to Form 10-KSB filed on March 30,2004

(12)	Incorporated by reference to Form 8-K filed March 25, 2005

(13)	Incorporated by reference to Form 8-K filed March 25, 2005

Item 14. Principal Accountant Fees and Services

     The information required by this item is incorporated by reference to the Proxy Statement.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date	ViewCast.com, Inc.

April 15, 2005	By:	/s/ Laurie L. Latham

Laurie L. Latham
Chief Financial Officer and Senior Vice President of Finance and Administration

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date	ViewCast.Com, Inc.

April 15, 2005	By:	/s/ H.T. Ardinger, Jr.

H.T. Ardinger, Jr.
Director and Chairman of the Board

April 15, 2005	By:	/s/ George C. Platt

George C. Platt
Director, President and Chief Executive Officer Principal Executive Officer

April 15, 2005	By:	/s/ Laurie L. Latham

Laurie L. Latham
Chief Financial Officer and Senior Vice President of Finance and Administration Principal Accounting Officer

April 15, 2005	By:	/s/ Joseph W. Autem

Joseph W. Autem
Director

April 15, 2005	By:	/s/ David A. Dean

David A. Dean
Director

EXHIBIT INDEX FOR DOCUMENTS FILED WITH THIS REPORT

Exhibit
No.	Description of Exhibit
23.1	Consent Of Grant Thornton LLP

31.1	Rule 13a-14(a)/15d-14(a) Certifications

32.1	Section 1350 Certifications