Form 10KSB/A
period 2004-12-31
VIEWCAST COM INC
filed 2005-05-02
CIK 921313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-KSB/A

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

Check whether issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ or No ☐ .

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of April 15, 2005 was $6,370,598. As of April 15, 2005, there were 25,500,503shares of the Company’s common stock (par value $0.0001) outstanding.

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

		ViewCast	Niagara
		IVN	Encoders,
	Osprey Video	Switches,	Servers and
	Capture	Servers, and	SCX
	Cards	Gateway	Software
Video Content Capture	x		x
Video Conversion/Editing	x		x
Desktop Video Conferencing		x
Group Video Conferencing		x
Distance Learning and Training	x	x	x
Premise Distribution of TV/Video	x	x	x
Security and Surveillance	x	x	x
Video Analysis	x	x	x
Marketing and Promotional	x	x	x
Media and Entertainment	x		x

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

IT Consulting	Network Services	Staff Augmentation	PrinterCare Program

Help Desk Services	PC Reserve/Rapid Restore	Microsoft Rollouts	Cabling Services

Video communications and	Field & On-site Maintenance	Depot Repair Services	Network Query Language
conferencing

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

Item 4. Submission of Matters to a Vote of Security Holders

     The company held its annual meeting on October 1, 2004. The proposals submitted to shareholders and the tabulation of votes for each proposal were as follows:

     1. Election of directors for one-year terms.

	Number of Votes	Number of Votes
Nominees	For	Withheld
H.T. Ardinger	19,772,260	101,069
Joseph Autem	19,828,710	44,619
David A. Dean	19,828,610	44,719
George C. Platt	19,775,860	97,469

2.	Ratification of Grant Thornton LLP as the Company’s independent auditors for the fiscal year 2004.

Number of Votes For	Number of Votes Against	Number of Votes Abstaining
19,646,689	11,958	214,682

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

Summary of Operations by Operating Segment:

		Video
		Distribution
	IT Services,	& Networking	Unallocated
2004	Products	Products	Corporate	Total
Total sales	$11,093,985	$9,454,237	$—	$20,548,222
Intersegment sales	—	(21,300)	—	(21,300)

Revenue from external customers	$11,093,985	$9,432,937	$—	$20,526,922

Gross profit	$2,505,401	$5,760,137	$—	$8,265,538

Operating income (loss)	$(37,736)	$130,521	$(931,992)	$(839,207)

		Video
		Distribution
	IT Services,	& Networking	Unallocated
2003	Products	Products	Corporate	Total
Total sales	$12,159,250	$8,773,985	$—	$20,933,235
Intersegment sales	—	(21,056)	—	(21,056)

Revenue from external customers	$12,159,250	$8,752,929	$—	$20,912,179

Gross profit	$3,290,758	$5,224,531	$—	$8,515,289

Operating income (loss)	$579,598	$(904,344)	$(1,062,968)	$(1,387,714)

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

Operating Leases

     The following table summarizes ViewCast’s operating leases with definitive payment terms that will require cash outlays in the future. These amounts are as of December 31, 2004:

			(in thousands)
Operating Leases	2005	2006	2007	2008	Thereafter	Total
Operating leases	$589	$252	$19	$8	$—	$868

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

VIEWCAST.COM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS — CONTINUED

	Year ended December 31,
	2003	2004
Supplemental cash flow information:
Cash paid for interest	$116,502	$81,083
Cash paid for state taxes	$2,152	$56,800

Supplemental non-cash flow operting activities:
Issuance of Series D convertible preferred stock for acquision of customer contracts and payment of services	$160,210	$—
Purchase of property and equipment with long-term debt	$—	$21,747
Conversion of 7% convertible debentures to common stock	$—	$870,000

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

     The Company utilizes significant capital to design, develop and commercialize its products and intends to fund its 2005 operating activities and sales growth by utilizing cash contributed from operations and its available working capital lines of credit to the extent possible. As there is a net working deficit as of December 31, 2004, the Company anticipates it will require additional working capital during 2005 to support operations and the expansion of sales channels and market distribution, to develop and introduce new products and services, to enhance existing product offerings, to address unanticipated competitive threats or technical problems, to transition adverse economic conditions and for potential acquisition transactions. Although the Company has no firm arrangements with respect to additional financing, it is currently considering proposals relating to the issuance of equity securities in exchange for a cash investment in the Company. There can be no assurance that additional financing will be available to the Company on acceptable terms, or at all. Additional equity financing may involve substantial dilution to our then existing stockholders. The Company intends to actively pursue other such strategic merger and acquisition activities to the extent possible. In the event the Company is unable to raise additional capital or execute other alternatives, we may be required to sell segments of the business, or substantially reduce or curtail our activities. Such actions could result in charges that could be material to the ViewCast’s results of operations or financial position.

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

ViewCast.com, Inc.
Notes to the Consolidated Financial Statements — Continued

     Following are the scheduled maturities of long-term notes payable and stockholder accrued interest at December 31, 2004:

		Stockholder
	Long-Term	Accrued
Year ended December 31:	Notes Payable	Interest
2005	$127,175	$226,121
2006	6,808,191	1,626,754
2007	8,548	—
2008	491	—

Total	$6,944,405	$1,852,875

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

     Following is a summary of stock option activity from January 1, 2003 through December 31, 2004:

	Stock Options
			Weighted-
			Average
	Number	Price Per	Exercise Price
	of Shares	Share	Per Share
Outstanding at January 1, 2003	4,498,416	$0.26-9.00	$2.39

Granted	75,250	0.20 - 0.68	0.46
Exercised	16,666	0.49	0.49
Canceled/forfeited	1,140,439	0.26 - 5.50	1.80

Outstanding at December 31, 2003	3,416,561	$0.20-$9.00	$2.55

Granted	103,250	0.39 - 0.49	0.41
Exercised	4,332	0.20 - 0.28	0.25
Canceled/forfeited	696,313	0.20 - 5.95	2.66

Outstanding at December 31, 2004	2,819,166	$0.20-$9.00	$2.45

     The weighted-average grant-date fair value of options granted was $0.36 and $0.33 for the years ended December 31, 2003 and 2004, respectively.

The accompanying notes are an integral part of these consolidated statements.

ViewCast.com, Inc.
Notes to the Consolidated Financial Statements — Continued

     The following information applies to options outstanding at December 31, 2004:

Options Outstanding				Options Exercisable
		Weighted-
		Average	Weighted-		Weighted-
Range of	Outstanding at	Remaining	Average	Exercisable at	Average
Exercise	December 31,	Contractual	Exercise	December 31,	Exercise
Prices	2004	Life	Price	2004	Price
$0.01–1.00	1,077,750	7.8	$0.42	794,557	$0.43
1.01 – 2.00	640,700	6.1	1.16	495,087	1.16
2.01 – 3.00	226,200	3.7	2.67	215,303	2.68
3.01 – 4.00	177,000	2.6	3.80	176,750	3.80
4.01 – 5.00	108,666	3.2	4.41	108,666	4.41
5.01 – 6.00	146,850	4.8	5.44	146,850	5.44
6.01 – 7.00	17,000	5.1	6.64	16,250	6.64
7.01 – 8.00	410,000	4.7	7.10	260,000	7.10
8.01 – 9.00	15,000	4.3	9.00	15,000	9.00

	2,819,166	5.9	$2.45	2,228,463	$2.48

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

ViewCast.com, Inc.
Notes to the Consolidated Financial Statements — Continued

     Following is a summary of warrant activity from January 1, 2003 through December 31, 2004:

	Warrants
			Weighted-
	Number of	Exercise	Average
	Warrants	Price	Exercise Price
Outstanding and exercisable at January 1, 2003	3,922,012	$1.00-5.00	$1.09

Granted	—	—	—
Exercised	—	—	—
Cancelled	—	—	—

Outstanding and exercisable at December 31, 2003	3,922,012	1.00 - 5.00	1.09

Granted	650,970	.45	.45
Exercised	—	—	—
Cancelled	—	—	—

Outstanding and exercisable at December 31, 2004	4,572,982	$0.45-5.00	$1.00

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

The following tables provide financial data by segment for 2003 and 2004:

ViewCast.com, Inc.
Notes to the Consolidated Financial Statements — Continued

     The following tables provide financial data by segment for 2003 and 2004:

Summary of Sales by Geographic Area:

		Video
		Distrubiton
	IT Services,	& Networking
2004	Products	Products	Total	%

United States	$11,093,985	$4,771,434	$15,865,419	77.29%
Europe	—	2,231,473	2,231,473	10.87%
Pacific Rim	—	1,874,072	1,874,072	9.13%
Other	—	555,958	555,958	2.71%

Total	$11,093,985	$9,432,937	$20,526,922	100.00%

Summary of Sales by Geographic Area (Continued):

		Video
		Distrubiton
	IT Services,	& Networking
2003	Products	Products	Total	%

United States	$12,159,250	$5,292,079	$17,451,329	83.45%
Europe	—	1,345,602	1,345,602	6.43%
Pacific Rim	—	1,694,481	1,694,481	8.10%
Other	—	420,767	420,767	2.01%

Total	$12,159,250	$8,752,929	$20,912,179	100.00%

The accompanying notes are an integral part of these consolidated statements.

ViewCast.com, Inc.
Notes to the Consolidated Financial Statements — Continued

Summary of Operations by Operating Segment:

		Video
		Distribution
	IT Services,	& Networking	Unallocated
2004	Products	Products	Corporate	Total

Total sales	$11,093,985	$9,454,237	$—	$20,548,222
Intersegment sales	—	(21,300)	—	(21,300)

Revenue from external customers	$11,093,985	$9,432,937	$—	$20,526,922

Gross profit	$2,505,401	$5,760,137	$—	$8,265,538

Operating income (loss)	$(37,736)	$130,521	$(931,992)	$(839,207)

Total assets	$5,113,777	$3,132,129	$276,788	$8,522,694
Goodwill	$1,041,430	$—	$—	$1,041,430
Customer contracts, net	$241,389	$—	$—	$241,389
Capital additions	$178,888	$102,126	$65,779	$346,793

		Video
		Distribution
	IT Services,	& Networking	Unallocated
2003	Products	Products	Corporate	Total

Total sales	$12,159,250	$8,773,985	$—	$20,933,235
Intersegment sales	—	(21,056)	—	(21,056)

Revenue from external customers	$12,159,250	$8,752,929	$—	$20,912,179

Gross profit	$3,290,758	$5,224,531	$—	$8,515,289

Operating income (loss)	$579,598	$(904,344)	$(1,062,968)	$(1,387,714)

Total assets	$5,485,041	$2,696,980	$223,932	$8,405,953
Goodwill	$1,041,430	$—	$—	$1,041,430
Customer contracts, net	$396,389	$—	$—	$396,389
Capital additions	$408,390	$66,676	$24,377	$499,443

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

The accompanying notes are an integral part of these consolidated statements.

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

Item 8B. Other Information

     None.

PART III

Item 9. Directors, Executive Officers, Promoters, and Control Persons; Compliance with Section 16(a) of the Exchange Act

     Directors

     The names of the Directors and certain other information about them as of March 31, 2005 are set forth below:

Name	Age	Director Since	Office Held with Company
H. T. Ardinger	80	1999	Chairman of the Board

Joseph Autem	47	1999	Director

George C. Platt	64	1999	Director, President and Chief Executive Officer

David A. Dean	57	1999	Director

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

     Executive Officers

     The following table contains information as of March 31, 2005 as to the executive officers of ViewCast. Each holds the offices to serve until the next regular meeting of the Board of Directors to be held immediately following the Annual Meeting or until their successors are chosen and qualified by the Board of Directors

Name	Age	Office Held with Company

George C. Platt	64	Chief Executive Officer and President

Laurie L. Latham	48	Chief Financial Officer and Senior Vice President of Finance and Administration

David T. Stoner	48	Chief Technical Officer and Senior Vice President of Operations

Horace S. Irwin	63	Vice President of Marketing and Business Development

John DeVito	48	President of Delta Computec Inc. (subsidiary)

     George C. Platt’s information can be found with the above information regarding directors.

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

     Horace S. Irwin joined ViewCast as Vice President, Marketing and Business Development in June 2004. Prior to joining ViewCast, Mr. Irwin was Vice President Sales and Marketing for Qnet Information Services, a full service computer solutions provider and value added reseller, from November 2001 to May 2004. During 1999 to 2001, Mr. Irwin served as General Manager for the Consumer Broadband Division of Panja, Inc. (now AMX Corporation)

where he directed the marketing activities related to their audio and video streaming products. Early in his career, Mr. Irwin was National Director of Marketing for Adolph Coors Company. Mr. Irwin received a Bachelor of Science Degree from Grambling College with further studies at Northeast State University.

     John DeVito joined ViewCast in October 2002 as the President of Delta Computec Inc. (“DCi”) when ViewCast acquired DCi’s operating assets and it became a wholly owned subsidiary. From May 1978 until October 2002, he has held various positions within the prior operations of DCi including President, Vice President of Operations and Vice President/General Manager. Mr. DeVito’s twenty-five years in the Information Technology services industry includes the development of many innovative service offerings commonly used today.

     Meetings of the Board of Directors and Committees

     The Board of Directors held a total of three meetings during ViewCast’s fiscal year ended December 31, 2004. Each Director attended in person or telephonically at least 75% of the meetings held by the Board of Directors and all committees thereof for which he served.

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

     Directors Autem and Dean serve as members of the Compensation Committee. All members of the Compensation Committee are independent directors as defined under the Nasdaq Stock Market listing standards. The Compensation Committee met one time in the 2004 fiscal year.

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

     Directors Autem and Dean serve as members of the committee. All members of the committee are independent directors as defined under the Nasdaq Stock Market listing standards. The Audit Committee met four times in the 2004 fiscal year.

     The Audit Committee believes that Mr. Autem qualifies as an “Audit Committee Financial Expert” as that term is defined by applicable SEC rules, and the Board of Directors has designated him as such.

     Nomination of Directors. The Board of Directors currently does not have a standing nominating committee and consequently has no nominating committee charter. The Board of Directors believes that it is appropriate under existing circumstances for the Company not to have a nominating committee because the Board is comprised of only four members, two of whom are independent as defined under the Nasdaq Stock Market listing standards. In the near future, however, the Company intends to establish a nominating committee and adopt a nominating committee charter. Currently, each member of the Board of Directors participates in the consideration of director nominees.

     The Board of Directors does not have a formal policy with regard to the consideration of any director candidates recommended by shareholders because the Board believes it can adequately evaluate any such recommendation on a case-by-case basis. However, the Board of Directors would consider for possible nomination qualified nominees recommended by shareholders. Shareholders who wish to propose a qualified candidate for consideration should submit complete information as to the identity and qualifications of that person to the Secretary of the Company at 17300 Dallas Parkway, Suite 2000, Dallas, Texas, 75248 sufficiently in advance of an annual meeting.

     Absent special circumstances, the Board of Directors will continue to nominate qualified incumbent directors whom the Board believes will continue to make important contributions to the Board and the Company. The Board generally requires that nominees be persons of sound ethical character, be able to represent all shareholders fairly, have demonstrated professional achievement, have meaningful experience and have a general appreciation of the major business issues facing ViewCast. The Board of Directors does not have a formal process for identifying and evaluating nominees for director. However, the Board will evaluate all candidates, whether recommended by shareholders or otherwise, in accordance with the above criteria.

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

     Shareholder Communications with the Board of Directors. Shareholders may contact our Board of Directors by contacting Kevin McGlinch, Secretary, at Viewcast.com, Inc., 17300 Dallas Parkway, Suite 2000, Dallas, Texas, 75248 or (972) 488-7200. All comments will be forwarded directly to the Board of Directors.

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

     To ViewCast’s knowledge, based solely on review of the copies of such reports furnished to ViewCast, and written representations that no other reports were required during the year ended December 31, 2004, all Section 16(a) filing requirements applicable to ViewCast’s officers, directors and greater than 10% beneficial owners were complied with, except that (1) Horace Irwin failed to file his Initial Statement of Beneficial Ownership of Securities on Form 3 and a Statement of Changes in Beneficial Ownership of Securities on Form 4 reporting a grant of options to purchase 45,000 shares of the Company’s common stock in a timely manner; and (2) John DeVito failed to file a Statement of Changes in Beneficial Ownership of Securities on Form 4 reporting the acquisition of 3,355 shares of Series D Convertible Preferred Stock in a timely manner. Mr. Irwin and Mr. DeVito are now current in their Section 16 filings.

Item 10. Executive Compensation

     Director Compensation

     Directors currently receive no cash compensation for serving on the Board of Directors other than reimbursement of reasonable expenses incurred in attending meetings. In May 1995, ViewCast adopted a 1995 Director Option Plan (the “Director Plan”) under which only outside directors are eligible to receive stock options. The Director Plan provides for the grant of nonstatutory stock options to directors who are not employees of ViewCast. As amended and approved by shareholder vote during 2002, a total of 500,000 shares of Common Stock have been authorized for issuance under the Director Plan. As of March 31, 2005, options to purchase an aggregate of 205,000 shares at exercise prices ranging from $0.26 to $9.00 per share had been granted and are outstanding under the Director Plan and options to purchase an aggregate of 48,016 shares have been previously granted and exercised.

The exercise price of each option granted under the Director Plan is equal to the fair market value of the Common Stock on the date of grant. Each share grant vests at the rate of 25% of the option shares upon the first anniversary of the date of grant and one forty-eighth of the options shares per month thereafter, unless terminated sooner upon termination of the optionee’s status as a director or otherwise pursuant to the Director Plan. In the event of a merger of ViewCast with or into another corporation or a consolidation, acquisition of assets or other change in control transaction involving ViewCast, each option becomes exercisable unless assumed or an equivalent option substituted by the successor corporation. The Director Plan terminated on April 21, 2005. The Compensation Committee of the Board of Directors currently administers the Director Plan.

     Summary Executive Officer Compensation Table

     The following table sets forth information concerning compensation paid by ViewCast to the Chief Executive Officer and to all other executive officers of ViewCast whose total salary and bonus exceeded $100,000 for the year ended December 31, 2004 (the “Named Executive Officers”).

Summary Compensation Table

					Long Term
					Compensation -
					Securities
			Annual	Annual	Underlying
			Compensation	Compensation	Options
Principal Position	Fiscal Year		Salary ($)	Bonus ($)	(in shares)
George C. Platt	2004		204,000	—	—
Chief Executive Officer	2003		216,000	—	—
and President	2002		225,000	—	70,000

Laurie L. Latham	2004		140,000	—	—
Chief Financial Officer	2003		143,750	—	—
and Sr. Vice-President	2002		143,750	—	60,000

Harry E. Bruner	2004	(1)	58,410	—	—
Sr. Vice-President of Sales	2003		161,300	—	—
and Marketing	2002		161,000	9,000	60,000

David T. Stoner	2004		140,000	—	—
Sr. Vice President of	2003		139,100	—	—
Operations	2002		126,119	—	60,000

John DeVito	2004		172,092	34,815	—
President of DCi	2003		172,092	—	—
	2002	(2)	39,714	—	100,000

(1)	Mr. Bruner resigned in April 2004.

(2)	Mr. DeVito assumed his duties with ViewCast in October 2002.

     Option Grants in Last Fiscal Year

     There were no options granted to the Named Executive Officers of ViewCast in 2004.

     Year-End Option Values

     The following table sets forth certain information as of December 31, 2004 concerning the value of unexercised options held by the Named Executive Officers.

Fiscal Year-End Option Values

	Number of Shares		Value of Unexercised
	Underlying Unexercised		In-the Money Options
	Options at December 31, 2004		at December 31, 2004 (1)
Name	Exercisable	Unexercisable	Exercisable	Unexercisable
George C. Platt	516,669	203,331	$—	$—
Laurie L. Latham	245,333	24,667	—	—
David T. Stoner	265,333	24,667	—	—
John DeVito	72,222	27,778	$6,139	$2,361

(1)	Represents the difference between the exercise price of the outstanding options and the fair market value of the Common Stock on December 31, 2004 of $0.36 per share if the fair market price per share exceeds the exercise price.

     Employment Agreements

     We have entered into an employment agreement with Mr. Platt. His employment agreement was in effect through March 2001 and has been renewed annually through March 2006 with ongoing automatic one-year renewals unless ViewCast or Mr. Platt elects in advance not to renew the agreement. The employment agreement provides (i) for annual base compensation of $240,000; (ii) that he is eligible to receive bonuses if our Board of Directors so elects; (iii) for stock options to purchase 400,000 shares of our Common Stock pursuant to the 1995 Option Plan(1); and (iv) for an eighteen (18) month non-compete period if ViewCast terminates Mr. Platt. Mr. Platt voluntarily reduced his cash compensation below $240,000 for the 2002, 2003 and 2004 calendar years.

     Under the employment agreement, Mr. Platt will be entitled to (i) the continuation of his salary for the greater of six months or the remaining term of his employment agreement and (ii) the reimbursement for three months of COBRA premiums if his employment is terminated by ViewCast without cause. These same severance benefits are payable in the event Mr. Platt resigns because of a significant change in the nature and scope of his authority, powers, functions, benefits or duties. In the event ViewCast terminates Mr. Platt’s employment following a change in control, he will be entitled to the continuation of his salary for six months.

     We have entered into an employment agreement with Mr. DeVito. His employment agreement was in effect through April 2004 and has been renewed annually through April 2005 with ongoing automatic one-year renewals unless ViewCast or Mr. DeVito elects in advance not to renew the agreement. The employment agreement provides (i) for annual base compensation of $170,000; (ii) that he is eligible to receive bonuses through fiscal year 2003 of five percent of DCi net income and in the future periods if our Board of Directors so elects; (iii) for stock options to purchase 100,000 shares of our Common Stock pursuant to the 1995 Option Plan(2); and (iv) for a six (6) month non-compete and non-solicitation period if ViewCast terminates Mr. DeVito.

     Under the employment agreement, Mr. DeVito will be entitled to (i) the continuation of his salary for the greater of six months or the remaining term of his employment agreement and (ii) the reimbursement for three months of COBRA premiums if his employment is terminated by ViewCast without cause. These same severance benefits are payable in the event Mr. DeVito resigns because of significant change in the nature and scope of his authority, powers, functions, benefits or duties. In the event ViewCast terminates Mr. DeVito’s employment following a change in control, he will be entitled to the continuation of his salary for six months.

     The employment of all other officers with ViewCast is “at will” and may be terminated by ViewCast or the officer at any time, for any reason or no reason.

(1)	Represents Mr. Platt’s options consist of five separate option grants that become exercisable or vest as follows provided Mr. Platt is employed by ViewCast as of the applicable vesting date:

(i)	an option for 50,000 shares that vests as of September 17, 2000;

(ii)	an option for 200,000 shares that vests in equal installments of 4,166 shares per month beginning in October, 2000;

(iii)	an option for 50,000 shares that vests immediately on the date following three consecutive calendar quarters of profitability as defined under generally accepted accounting principles;

(iv)	an option for 50,000 shares, of which 16,666 shares of such option vest when the average closing price of Common Stock, for a twenty out of thirty consecutive trading day period, has doubled in price from the exercise price of the option, and of which 33,334 shares of such option vest in equal installments of 1,388 share per month thereafter;

(v)	an option for 50,000 shares, of which 16,666 shares of such option vest when the average closing price of Common Stock, for a twenty out of thirty consecutive trading day period, has tripled in price from the exercise price of the option, and of which 33,334 shares of such option vest in equal installment of 1,388 shares per month thereafter.

     In addition, all of the 400,000 options granted to Mr. Platt immediately vest upon a change of control in ViewCast.

(2)	Mr. DeVito’s options consist of an option grant of 100,000 shares that vests as follows:

(i)	One third of the shares vest as of October 24, 2003;

(ii)	One third of the shares vest as of October 24, 2004;

(iii)	The remaining vest in equal installments of 2,778 shares per month beginning November 24, 2004.

     In addition, all of the 100,000 options granted to Mr. Devito will immediately vest upon a change of control in ViewCast.

     1995 Stock Option Plan

     The 1995 Employee Stock Option Plan (the “1995 Option Plan”) provides for the grant to employees of ViewCast of incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”) and for the grant to employees and consultants of ViewCast of nonstatutory stock options and stock purchase rights. A total of 5,900,000 shares of Common Stock have been authorized for issuance under the 1995 Option Plan. As of March 31, 2005, options to purchase an aggregate of 2,550,731 shares of Common Stock at exercise prices ranging from $0.20 to $7.09 had been granted and are outstanding under the 1995 Option Plan, and options to purchase an aggregate of 1,010,831 shares of Common Stock have been previously granted and exercised under the 1995 Option Plan.

     The Board, or a committee approved by the Board, may administer the 1995 Option Plan in a manner that complies with Rule 16b-3 promulgated under the Securities Act. Currently, the 1995 Option Plan is administered by the Board of Directors, which determines the terms of options and rights granted, exercise price, number of shares subject to the option or right and the exercisability thereof. Options and rights granted under the 1995 Option Plan are not transferable other than by will or the laws of descent or distribution, and each option or right is exercisable during the lifetime of the recipient only by such person. Options that are outstanding under the 1995 Option Plan will remain outstanding until they are exercised or they expire in accordance with the terms of each option. The exercise price of all incentive stock options granted under the 1995 Option Plan must be at least equal to the fair market value of the shares of Common Stock on the date of grant. With respect to any participant who owns stock possessing more than 10% of the voting power of all classes of stock of ViewCast, the exercise price of any incentive stock option granted must equal at least 110% of the fair market value on the grant date and the maximum term of the option must not exceed five years. The term of all other options granted under the 1995 Option Plan may not exceed ten years. In the event of certain changes in control of ViewCast, the 1995 Option Plan permits each outstanding option and right to become exercisable in full or assumed or an equivalent option to be substituted by the successor corporation. The 1995 Option Plan terminated on April 21, 2005.

     The grant of an option under the 1995 Option Plan does not have any immediate effect on the federal income tax liability of ViewCast or the optionee. If a nonqualified stock option (“NQSO”) has been granted, then the optionee will recognize ordinary income at the time he or she exercises the NQSO equal to the difference between the fair market value of the Common Stock and the exercise price paid by the optionee, and ViewCast will receive a deduction for the same amount. If an optionee was granted an incentive stock option (“ISO”), then the optionee generally will not recognize any taxable income at the time he or she exercises the ISO but will recognize income only at the time he or she sells the Common Stock acquired by exercise of the ISO. The optionee will recognize income equal to the difference between the exercise price paid by the optionee and the amount received for sale of the Common Stock, and such income generally will be eligible for capital gain treatment. ViewCast generally is not entitled to an income tax deduction for the grant of an ISO or as a result of either the optionee’s exercise of an ISO or the optionee’s sale of the Common Stock acquired through exercise of an ISO. However, if the optionee sells the Common Stock within two years of the date of the grant to him or her of the ISO or within one year of the date of the transfer to him or her of the Common Stock following exercise of the ISO, the option is treated for federal income tax purposes as if it were a NQSO: the income recognized by the optionee will not be eligible for capital gain treatment and ViewCast may be entitled to a federal income tax deduction equal to the amount of income recognized by the optionee.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     The following table sets forth information as of March 31, 2005, based on information obtained from public records and our books and records regarding the persons named below, with respect to the beneficial ownership of shares of our Common Stock by (i) each person or a group known by us to be the owner of more than five percent (5%) of the outstanding shares of our Common Stock, (ii) each director, (iii) each executive officer and (iv) all officers and directors as a group.

	Amount and Nature		Percentage of
Name and Address	of		Outstanding Shares
of Beneficial Owner	Beneficial Ownership		Owned (1),(2)
H.T. ARDINGER, JR 1990 Lakepointe Dr. Lewisville, TX 75057	8,023,346	(3)	24.3

NQL SUB-SURVIVING CORP c/o Rosenfarb Winters LLC 1350 Avenue of the Americas New York, NY 10019	2,524,456	(4)	7.6

M. DOUGLAS ADKINS 1601 Elm Street Dallas, TX 75021	1,496,486	(5)	4.5

GEORGE C. PLATT 17300 N. Dallas Pkwy, Suite 2000 Dallas, TX 75248	667,030	(6)	2.0

LAURIE L. LATHAM 17300 N. Dallas Pkwy, Suite 2000 Dallas, TX 75248	276,604	(7)	*

HORACE S. IRWIN 17300 N. Dallas Pkwy, Suite 2000 Dallas, TX 75248	—		*

JOHN DEVITO 900 Huyler Street Teterboro, NJ 07608	147,111	(8)	*

DAVID T. STONER 17300 N. Dallas Pkwy, Suite 2000 Dallas, TX 75248	285,495	(9)	*

JOSEPH AUTEM 17300 N. Dallas Pkwy, Suite 2000 Dallas, TX 75248	103,823	(10)	*

DAVID DEAN 8080 Park Lane, Suite 600 Dallas, TX 75231	45,623	(11)	*

All executive officers and directors as a group (eight (8) persons)	9,549,032		28.9

*	Less than one percent (1%)

(1)	A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from March 31, 2005 upon the exercise of warrants or options. Each beneficial owner’s percentage ownership is determined by assuming that options or warrants that are held by such person (but not those held by any other person) and which are exercisable within 60 days from March 31, 2005 have been exercised. Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them.

(2)	Based on a total of 25,367,901 shares issued and outstanding excluding treasury stock plus, for each person listed, any

Common Stock that person has the right to acquire within 60 days from March 31, 2005 pursuant to options, warrants, conversion privileges, etc.

(3)	Includes (i) 189,835 shares owned by Mr. Ardinger’s wife, (ii) 1,096,000 shares of Common Stock reserved for issuance upon the exercise of outstanding warrants at $1.00 per share, (iii) 1,103,448 shares of Common Stock reserved for issuance upon the conversion of $4,000,000 of Series B Convertible Preferred Stock to Common Stock at $3.625 per share, (iv) 3,333,333 shares of Common Stock reserved for issuance upon the conversion of $2,000,000 of Series C Convertible Preferred Stock to Common Stock at $0.60 per share, and (v) the following shares that are exercisable under the 1995 Directors Option Plan upon the exercise of options: 15,000 shares exercisable at $9.00 per share, 10,000 shares exercisable at $2.75 per share, 9,791 shares exercisable at $0.8305 per share, 6,666 shares exercisable at $0.29 per share and 4,166 shares exercisable at $0.6765 per share.

(4)	Based solely on NQL Sub-Surviving Corporation’s Schedule 13G, filed with the SEC on April 15, 2005.

(5)	Includes (i) 226,666 shares of Common Stock reserved for issuance upon the exercise of outstanding warrants at $1.00 per share and (ii) 551,724 shares of Common Stock reserved for issuance upon the conversion of $2,000,000 of Series B Convertible Preferred Stock to Common Stock at $3.625 per share.

(6)	Includes the following shares issuable under the 1995 Option Plan upon exercise of options (i) 250,000 shares exercisable at $7.09 per share, (ii) 47,500 shares exercisable at $2.50 per share, (iii) 170,002 shares exercisable at $1.094 per share and (iv) 70,000 shares exercisable at $0.485 per share.

(7)	Includes the following shares issuable under the 1995 Option Plan upon exercise of options (i) 100,000 shares exercisable at $5.50 per share, (ii) 9,500 shares exercisable at $2.50 per share, (iii) 85,001 shares exercisable at $1.094 per share and (iv) 60,000 shares exercisable at $0.485 per share.

(8)	Includes (i) 61,000 shares of Common Stock reserved for issuance upon the conversion of $33,550 of Series D Redeemable Convertible Preferred Stock at $0.55 per share and (ii) the following shares issuable under the 1995 Option Plan upon exercise of options: 86,111 shares exercisable at $0.275 per share.

(9)	Includes the following shares issuable under the 1995 Option Plan upon exercise of options (i) 100,000 shares of exercisable at $4.00 per share, (ii) 5,000 shares exercisable at $2.0625, (iii) 15,000 exercisable at $5.5005, (iv) 9,500 shares exercisable at $2.50, (v) 85,001 shares exercisable at $1.094 and (vi) 60,000 shares exercisable at $0.485.

(10)	Includes the following shares issuable under the 1995 Directors Option Plan upon exercise of options (i) 15,000 shares exercisable at $3.1250 per share, (ii) 10,000 shares exercisable at $7.1405 per share, (iii) 10,000 shares exercisable at $2.50 per share, (iv) 9,791 shares exercisable at $0.755 per share, (v) 6,666 shares exercisable at $0.26 per share, (vi) 4,166 shares exercisable at $0.615 per share; and includes 40,000 shares issuable under the 1995 Option Plan upon exercise of options at $3.6250 per share.

(11)	Includes the following shares issuable under the 1995 Directors Option Plan upon exercise of options (i) 15,000 shares exercisable at $4.5315 per share, (ii) 10,000 shares exercisable at $2.50 per share, (iii) 9,791 shares exercisable at $0.755 per share, (iv) 6,666 shares exercisable at $0.26 per share and (v) 4,166 shares exercisable at $0.615 per share.

          Equity Compensation Plan Information

          The following table sets forth certain information as of December 31, 2004 concerning outstanding awards and securities available for future issuance pursuant to ViewCast’s equity compensation plans.

	Number of securities to be		Number of securities remaining
	issued upon exercise of	Weighted-average exercise	available for future issuance under
	outstanding options,	price of outstanding options,	equity compensation plans (excluding
	warrants and rights	warrants and rights	securities reflected in column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	3,416,561	$2.55	2,070,924
Equity compensation plans not approved by security holders	—	—	—
Total	3, 416,561	$2.55	2,070,924

Item 12. Certain Relationship and Related Transactions

     Since October 1998, the Company has maintained a working capital line of credit facility with a partnership controlled by one of its principal stockholders and Chairman of the Board of the Company, H. T. Ardinger, Jr. Prior to October 15, 2003, availability of funds under the facility was subject to certain borrowing base limitations based principally on qualifying accounts receivable and inventory. Effective October 15, 2003, terms and conditions of this note were amended to eliminate the borrowing base restrictions, establish a long-term payout for a majority of the note principal and accrued interest, and significantly reduce the per annum interest rate to the lesser of prime plus 3.0% or 9.5% from 12% (See Notes 6 and 7 of the financial statements). No interest was paid to the partnership during 2003 and 2004.

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

Item 13. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	The following consolidated financial statements required by this item are included in Part II Item 8 of this report:

     (b) Listing of Exhibits:

EXHIBIT INDEX

Exhibit
Page
No.	Description of Exhibit

2	Agreement and Plan of Merger and Reorganization (1)

3(a)	Certificate of Incorporation (1)

3(b)	Amendment to Certificate of Incorporation (1)

3(c)	Restated By-Laws (3)

3(d)	Certificate of Designations of Series B Convertible Preferred Stock (4)

3(e)	Certificate of Designations of Series C Convertible Preferred Stock (7)

3.1	Certificate of Designation of Series D Redeemable Convertible Preferred Stock of ViewCast.com, Inc. dated as of October 10, 2002. (9)

4(a)	Form of Common Stock Certificate (1)

4(b)	Form of Warrant Certificate (1)

4(c)	Form of Warrant Agreement between ViewCast and Continental Stock Transfer & Trust Company (1)

4(d)	Form of Representative’s Warrant Agreement (1)

4(e)	Form of Trust Indenture — $5,000,000 8% Senior Convertible Notes Due 2002 (2)

4(f)	Form of Lead Managers Warrant Agreement (2)

5(a)	Form of Opinion of Thacher Proffit Wood as to the legality of securities being registered. (6)

9(a)	Voting Trust Agreement between Robert M. Sterling, Jr. and Thomas E. Brown (1)

Exhibit
Page
No.	Description of Exhibit

9(b)	Voting Trust Agreement between Robert P. Bernardi and Richard Bernardi (1)

9(c)	Form of Lock-Up Agreement (1)

9(d)	Lock-Up Agreement with Robert Sterling Trust (1)

9(e)	Lock-Up Agreement with Robert Bernardi Trust (1)

9(f)	Lock-Up Agreement with Michael Nissenbaum (1)

10(a)	Modified Employment Agreement between ViewCast and Glenn A. Norem (1)

10(b)	Modified Consulting Agreement between ViewCast and Sterling Capital Group Inc. (1)

10(c)	Form of Indemnification Agreement between ViewCast and Executive Officers and Directors (1)

10(d)	1995 Stock Option Plan (1)

10(e)	1994 Stock Option Plan (1)

10(f)	1993 Viewpoint Stock Plan (1)

l0(g)	1995 Director Option Plan (1)

10(h)	Lease Agreement between ViewCast and Metro Squared, L P(1)

10(i)	Employee Stock Purchase Plan (1)

l0(j)	Licensing Agreement between ViewCast and Boca Research, Inc. (1)

10(k)	Agreement between ViewCast and Unisys™ (1)

10(l)	Employment Agreement between ViewCast and Philip M. Colquhoun (1)

10(m)	Employment Agreement between ViewCast and William S. Leftwich (1)

10(n)	Employment Agreement between ViewCast and David T. Stoner (1)

10(o)	Employment Agreement between ViewCast and Neal Page (1)

10(p)	Employment Agreement between ViewCast and A. David Boomstein (1)

10(r)	Lease between ViewCast and Burlingame Home Office, Inc. (1)

10(s)	Lease between ViewCast and Family Funds Partnership (1)

10(t)	Agreement between ViewCast and Catalyst Financial Corporation (1)

10(u)	Promissory Note by ViewCast payable to Robert Rubin dated September 5, 1996. (1)

10(v)	Promissory Note by ViewCast payable to M. Douglas Adkins dated November 15, 1996. (1)

10(w)	Promissory Note by ViewCast payable to H.T. Ardinger dated November 15, 1996. (1)

10(x)	Promissory Note by ViewCast payable to H.T. Ardinger dated January 15, 1997. (1)

10(y)	Promissory Note by ViewCast payable to Adkins Family Partnership, Ltd. dated January 15, 1997. (1)

10(z)	Lease between ViewCast and the Air Force Association. (2)

10(aa)	Lease between ViewCast and Airport Boulevard Partners, LLC. (2)

Exhibit
Page
No.	Description of Exhibit

10(bb)	Stock Purchase Agreement between ViewCast and Tadeo Holdings, Inc. (5)

10(cc)	Working Capital Line of Credit Loan Agreement between ViewCast and the Ardinger Family Partnership, Ltd. (5)

10(dd)	Sublease Agreement between ViewCast and Host Communications, Inc. (7)

10(ee)	Letter Agreement dated May 6, 2002 between ViewCast and the Ardinger Family Partnership, Ltd. to exchange available-for-sale securities for a principal reduction in asset based lending line-of-credit (8)

10.1	Asset Purchase Agreement among Delta Computec Inc., NQL Inc. and ViewCast.com, Inc. dated as of May 31, 2002. (9)

10.2	Registration Rights Agreement by and among ViewCast.com, Inc. and Delta Computec Inc. dated as of October 11, 2002. (9)

10.3	Non-Competition Agreement by and among Delta Computec Inc., NQL Inc. and ViewCast.com, Inc. dated as of October 11, 2002 (9)

10.4	Escrow Agreement by and among ViewCast.com, Inc., Delta Computec Inc. and The Bank of New York Trust Company of Florida, N.A. dated as of October 11, 2002. (9)

10.5	Revolving Loan Agreement between MMAC Communications Corp. and Keltic Financial Partners, LP dated as of October 11, 2002. (9)

10.6	Guaranty of Payment and Performance from ViewCast.com, Inc. to Keltic Financial Partners, LP dated as of October 11, 2002. (9)

10.7	Subordination Agreement by and among Keltic Financial Partners, LP, MMAC Communication Corp. and ViewCast.com, Inc. dated as of October 11, 2002. (9)

10.8	General Security Agreement by and between MMAC Communications Corp. and Keltic Financial Partners, LP dated as of October 11, 2002. (9)

10.9	Revolving Note by MMAC Communications Corp. in favor of Keltic Financial Partners, LP dated as of October 11, 2002. (9)

10.10	Lease by and between Forsgate Industrial Complex and Delta Computec Inc. dated as of July 23, 1991. (9)

10.11	Second Amendment to Lease by and between Forsgate Industrial Complex and Delta Computec Inc. dated as of March 29, 2001. (9)

10.12	Sublease Agreement by and between Delta Computec Inc. and Ameriban Inc. dated as of December 31, 1997. (9)

10.13	Third Amendment to Sublease Agreement and Renewal of Sublease by and between Delta Computec Inc. and Ameriban, Inc. dated as of January 3, 2001. (9)

10.14	Employment Agreement by and between ViewCast Corporation and John DeVito dated as of August 6, 2002. (9)

10.15	Form of Amended and Restated Security Agreement dated October 15, 2003 between ViewCast.com, Inc. and the Ardinger Family Partnership, LTD. (10)

10.16	Form of Amended and Restated Pledge Agreement dated October 15, 2003 between ViewCast.com, Inc. and the Ardinger Family Partnership, LTD. (10)

10.17	Form of First Amendment to the Revolving Loan Agreement dated October 11, 2003 between Delta Computec Inc. and Keltic Financial Partners, LP. (10)

10.18	Second Amendment dated as of October 10, 2004 to Revolving Loan Agreement between MMAC Communications Corp. and Keltic Financial Partners, LP dated as of October 11, 2002. (12)

10.19	Third Amendment dated as of December 10, 2004 to Revolving Loan Agreement between MMAC Communications Corp. and Keltic Financial Partners, LP dated as of October 11, 2002. (12)

10.20	Fourth Amendment dated as of January 10, 2005 to Revolving Loan Agreement between MMAC Communications Corp. and Keltic Financial Partners, LP dated as of October 11, 2002. (12)

10.21	Fifth Amendment dated as of February 15, 2005 to Revolving Loan Agreement between MMAC Communications Corp. and Keltic Financial Partners, LP dated as of October 11,

Exhibit
Page
No.	Description of Exhibit

2002. (12)

10.22	Notice of Lower Temporary Conversion Price dated March 21, 2005. (13)

10.23	Letter Agreement Amending Revolving and Term Credit Facility dated March 22, 2005. (13)

10.24	Sixth Amendment dated as of April 15, 2005 to Revolving Loan Agreement between MMAC Communications Corp. and Keltic Financial Partners, LP dated as of October 11, 2002. (12)

14.1	Code of Ethics (11)

21	List of Subsidiaries of ViewCast. (1)

23.1	Consent of Grant Thornton LLP*

31.1	Rule 13a-14(a)/15d-14(a) Certifications

32.1	Statement 1350 Certifications

*	Filed herewith.

(1)	Incorporated by reference to the Registration Statement on Form SB-2 and all amendments thereto as declared effective on February 4, 1997.

(2)	Incorporated by reference to Form 10-KSB/A filed April 15, 1998.

(3)	Incorporated by reference to Form 10-QSB filed November 13, 1998

(4)	Incorporated by reference to Form 8-K filed March 15, 1999.

(5)	Incorporated by reference to Form 10-KSB filed March 26, 1999.

(6)	Incorporated by reference to Form S-3 file May 6, 1999.

(7)	Incorporated by reference to Form 10-K filed April 16, 2002.

(8)	Incorporated by reference to Form 10-Q filed May 20, 2002

(9)	Incorporated by reference to Form 8-K filed October 25, 2002

(10)	Incorporated by reference to Form 10-Q filed November 14, 2003

(11)	Incorporated by reference to Form 10-KSB filed on March 30,2004

(12)	Incorporated by reference to Form 8-K filed March 25, 2005

(13)	Incorporated by reference to Form 8-K filed March 25, 2005

(14)	Incorporated by reference to Form 8-K filed April 21, 2005

Item 14. Principal Accountant Fees and Services

     Subject to ratification by the shareholders, the Board of Directors has appointed Grant Thornton LLP as independent auditors to audit the financial statements of the Company for the 2005 fiscal year. During the fiscal years ended December 31, 2003 and December 31, 2004, the Company retained and paid Grant Thornton LLP to provide audit and other services as follows:

	2003	2004
Audit (1)	$88,601	$98,210
Audit Related Fees (2)	450	9,135
Tax Fees (3)	19,423	24,175

TOTAL	$86,861	$108,474

(1)	Consists primarily of quarterly review and annual audit services

(2)	Consists primarily of 401K audit and Form S-8 review services

(3)	Consists primarily of Federal and State tax services

     The Audit Committee does not have a policy for the pre-approval of non-audit services to be provided by the Company’s independent auditor. Any such services would be considered on a case-by-case basis. The Audit Committee approved non-audit services provided by the independent auditors in fiscal years 2003 and 2004. There have been no disagreements concerning any matter of accounting principle or financial statement disclosure between the Company and its independent auditors, Grant Thornton LLP.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date	ViewCast.com, Inc.

May 2, 2005	By:	/s/ Laurie L. Latham

Laurie L. Latham
Chief Financial Officer and Senior Vice President of Finance and Administration

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date	ViewCast.Com, Inc.

May 2, 2005	By:	/s/ H.T. Ardinger, Jr.

H.T. Ardinger, Jr.
Director and Chairman of the Board

May 2, 2005	By:	/s/ George C. Platt

George C. Platt
Director, President and Chief Executive Officer
Principal Executive Officer

May 2, 2005	By:	/s/ Laurie L. Latham

Laurie L. Latham
Chief Financial Officer and Senior Vice President of Finance and Administration
Principal Accounting Officer

May 2, 2005	By:	/s/ Joseph W. Autem

Joseph W. Autem
Director

May 2, 2005	By:	/s/ David A. Dean

David A. Dean
Director

EXHIBIT INDEX FOR DOCUMENTS FILED WITH THIS REPORT

Exhibit
No.	Description of Exhibit
23.1	Consent Of Grant Thornton LLP

31.1	Rule 13a-14(a)/15d-14(a) Certifications

32.1	Section 1350 Certifications