Form 10QSB
period 2005-03-31
VIEWCAST COM INC
filed 2005-05-23
CIK 921313

`

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

(Mark One)
☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
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

As of May 16, 2005, 25,582,903 shares of the Registrant’s common stock were outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☑

ViewCast.com, Inc. and Subsidiaries
Index to Form 10-QSB

VIEWCAST.COM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	March 31,
	2004	2005
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$372,175	$264,943
Accounts receivable, less allowance for doubtful accounts of $28,751 and $34,822 at December 31, 2004 and March 31, 2005 respectively	3,520,620	3,697,698
Inventories	1,620,278	1,723,056
Prepaid expenses	134,261	276,738

Total current assets	5,647,334	5,962,435

Property and equipment, net	1,298,715	1,230,532
Goodwill	1,041,430	1,041,430
Customer contracts, net	241,389	165,151
Software development costs, net	184,396	169,030
Deposits	109,430	105,030

Total assets	$8,522,694	$8,673,608

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,153,150	$1,287,903
Accrued expenses	1,389,159	1,677,342
Deferred revenue	672,127	1,312,163
Stockholder line of credit	2,900,000	3,000,000
Short-term debt, other	313,170	2,977
Current maturities of long-term debt	127,175	185,153
Series D redeemable convertible preferred stock	1,506,700	45,320

Total current liabilities	8,061,481	7,510,858

Long-term debt less current maturities	22,808	19,540
Stockholder note payable	6,794,422	6,736,843
Stockholder accrued interest	1,626,754	1,657,076

Commitments and contingencies	—	—

Stockholders’ deficit:
Convertible preferred stock, $0.0001 par value:
Authorized shares - 5,000,000
Series B — issued and outstanding shares - 800,000	80	80
Series C — issued and outstanding shares - 200,000	20	20
Common stock, $ .0001 par value:
Authorized shares - 100,000,000
Issued shares -20,950,118 and 23,104,942 at December 31, 2003 and 2004, respectively	2,310	2,576
Additional paid-in capital	57,715,654	59,647,954
Accumulated deficit	(65,688,929)	(66,889,433)
Treasury stock, 261,497 shares at cost	(11,906)	(11,906)

Total stockholders’ deficit	(7,982,771)	(7,250,709)

Total liabilities and stockholders’ deficit	$8,522,694	$8,673,608

The accompanying notes are an integral part of these condensed consolidated statements.

VIEWCAST.COM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months ended
	March 31,
	2004	2005
Net sales	$4,979,020	$5,456,176

Cost of sales (includes depreciation of $89,342 and $103,472 for the three months ended March 31, 2004 and 2005, respectively)	3,009,360	3,290,798

Gross profit	1,969,660	2,165,378

Operating expenses:
Selling, general and administrative	1,682,910	1,967,132
Research and development	425,133	614,767
Depreciation and amortization	102,920	98,715

Total operating expenses	2,210,963	2,680,614

Operating loss	(241,303)	(515,236)

Other expense:
Interest expense	(219,920)	(213,065)
Debt conversion expense	—	(471,186)
Other	(1,266)	(1,017)

Total other expense	(221,186)	(685,268)

Net Loss before income taxes	(462,489)	(1,200,504)

Income tax expense	—	—

NET LOSS	$(462,489)	$(1,200,504)

Preferred dividends	(230,508)	(202,005)

Net loss applicable to common stockholders	$(692,997)	$(1,402,509)

Net loss per share — basic and diluted	$(0.03)	$(0.06)

Weighted average number of common shares outstanding — basic and diluted	20,688,621	22,901,207

The accompanying notes are an integral part of these condensed consolidated statements.

VIEWCAST.COM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE THREE MONTHS ENDED MARCH 31, 2005
(UNAUDITED)

	Series B		Series C
	Convertible		Convertible				Additional			Total
	Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated	Treasury	Stockholders’
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Capital	Deficit	Stock	Deficit
Balance, January 1, 2005	800,000	$80	200,000	$20	23,104,942	$2,310	$57,715,654	$(65,688,929)	$(11,906)	$(7,982,771)

Sale of common stock, employee stock purchase plan	—	—	—	—	—	—	—	—	—	—

Conversion of Preferred D shares to common stock	—	—	—	—	2,657,058	266	1,932,300	—	—	1,932,566

Net Loss	—	—	—	—	—	—	—	(1,200,504)	—	(1,200,504)

Balance, March 31, 2005	800,000	80	200,000	20	25,762,000	2,576	59,647,954	(66,889,433)	(11,906)	(7,250,709)

The accompanying notes are an integral part of this condensed consolidated statement.

VIEWCAST.COM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the three months ended
	2004	2005
Operating activities:
Net loss	$(462,489)	$(1,200,504)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of fixed assets	153,512	125,516
Amortization of software development costs	—	15,366
Amortization of customer contracts	38,750	76,238
Non-cash charges to interest expense	43,642	30,322
Non-cash debt conversion expense	—	471,186
Loss on disposition of property and equipment	1,329	—
Non-cash consulting fees exchanged for options, warrants and common stock	47	—
Changes in operating assets and liabilities
Accounts receivable	619,563	(177,078)
Inventories	(76,764)	(102,778)
Prepaid expenses	(38,955)	(142,477)
Deferred charges	(55,000)	—
Deposits	4,328	4,400
Accounts payable	(136,014)	134,753
Accrued expenses and stockholder accrued interest	372,060	288,183
Deferred revenue	176,355	640,036

Net cash provided by operating activities	640,364	163,163

Investing activities:
Capitalized software development costs	(49,837)	—
Purchase of property and equipment	(119,487)	(57,333)
Proceeds from disposition of property and equipment	1,074	—

Net cash used in investing activities	(168,250)	(57,333)

Financing activities:
Net proceeds from stockholder line of credit and advances	425,000	100,000
Net repayments short-term debt, other	(462,912)	(313,062)
Repayment of long-term debt	(1,435)	—

Net cash used in financing activities	(39,347)	(213,062)

Net increase (decrease) in cash and cash equivalents	432,767	(107,232)

Cash and cash equivalents, beginning of period	299,764	372,175

Cash and cash equivalents, end of period	$732,531	$264,943

Supplemental cash flow information:
Cash paid for interest	$14,346	$13,321

Supplemental non-cash flow operting activities:
Purchase of property and equipment with long-term debt	$21,279	$—
Conversion of Series D redeemable convertible preferred stock to common stock	$—	$1,461,380

The accompanying notes are an integral part of this condensed consolidated statement.

ViewCast.com, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

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

     The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Certain prior period balances have been reclassified to conform to current period presentation. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-KSB/A for the year ended December 31, 2004 filed with the Securities and Exchange Commission.

     The Company utilizes significant capital to design, develop and commercialize its products and intends to fund its 2005 operating activities and sales growth by utilizing cash contributed from operations and its available working capital lines of credit to the extent possible. The Company anticipates it will require additional working capital during 2005 to support the expansion of sales channels and market distribution, to develop and introduce new products and services, to enhance existing product offerings, to address unanticipated competitive threats or technical problems, to transition adverse economic conditions and for potential acquisition transactions. Although the Company has no firm arrangements with respect to additional financing, it is currently considering proposals by potential investors relating to the issuance of equity securities in exchange for a cash investment in the Company. There can be no assurance that additional financing will be available to the Company on acceptable terms, or at all. Additional equity financing may involve substantial dilution to our then existing stockholders. The Company intends to actively pursue other such strategic merger and acquisition activities to the extent possible. In the event the Company is unable to raise additional capital or execute other alternatives, we may be required to sell segments of the business, or substantially reduce or curtail our activities. Such actions could result in charges that could be material to the ViewCast’s results of operations or financial position.

2. Accounts Receivable

     The Company’s accounts receivable are primarily due from resellers and distributors of our video communications products and services and from customers in the healthcare, pharmaceutical, financial services and educational industries to whom we provide information technology services and products. Credit is extended based on evaluation of each customer’s financial condition and, generally collateral is not required except for certain international customers. Accounts receivable are generally due within 30 days and are stated net of an allowance for doubtful accounts. Accounts, which are outstanding longer than contractual payment terms, are considered past due. The Company records an allowance on a specific basis by considering a number of factors, including the length of time trade accounts are past due, the Company’s previous loss history, the credit-worthiness of individual customers, economic conditions affecting specific customer industries and economic conditions in general. The Company writes-off accounts receivable when they become uncollectible and payments subsequently received on such receivables are credited against write-offs in the period the payment is received.

     Changes in the Company’s allowance for doubtful accounts for the three months ended March 31, 2004 and 2005 are as follows:

	Three Months Ended March 31,
	2004	2005
	(Unaudited)	(Unaudited)
Beginning balance	$86,246	$28,751
Bad debt expense	17,019	16,792
Uncollectible accounts written off, net of recoveries	618	(10,721)

Ending Balance	$103,883	$34,822

ViewCast.com, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements — Continued

3. Inventories

     Inventories consist of the following:

	December 31, 2004	March 31,2005
		(Unaudited)
Purchased materials	$491,922	$564,188
Finished goods	1,128,356	1,158,868

	$1,620,278	$1,723,056

4. Accrued Expenses

     Accrued expenses consist of the following:

	December 31,	March 31,
	2004	2005
		(Unaudited)
Stockholder accrued interest	$400,040	$573,588
Accrued compensation	524,561	619,730
Accrued legal & professional	47,024	—
Accrued warranty	57,744	59,416
Accrued rent	20,833	16,316
Accrued inventory purchases	45,960	107,888
Customer deposits	32,376	—
Other	260,621	300,404

	$1,389,159	$1,677,342

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

     The following table below shows the roll forward of accrued warranty expense for the three months ended March 31, 2004 and 2005:

	For the three months ended
	March 31,
	2004	2005
	(Unaudited)	(Unaudited)
Beginning balance	$60,260	$57,744
Charged to expense	12,995	10,350
Usage	(14,836)	(8,678)

Ending Balance	$58,419	$59,416

ViewCast.com, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements — Continued

6. Property and Equipment

     Property and equipment, at cost, consists of the following:

	Estimated
	Useful Life	December 31,	March 31,
	(Years)	2004	2005
			(Unaudited)
Computer equipment	3 to 7	$2,025,628	$2,052,677
Service assets	3	901,299	924,325
Software	3 to 5	650,012	650,012
Leasehold improvements	1 to 5	91,295	91,295
Office furniture and equipment	5 to 7	691,247	698,506

		4,359,481	4,416,815
Less accumulated depreciation and amortization		(3,060,766)	(3,186,283)

		$1,298,715	$1,230,532

7. Short-term Debt

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

     During the three months ended March 31, 2005, net borrowings under the new stockholder line of credit note were $100,000 resulting in a note principal balance of $3,000,000. At March 31, 2005, the Company had availability under the stockholder line of credit of $500,000. At March 31, 2005 the Company had outstanding $234,407 in stockholder accrued interest attributable to the stockholder line of credit.

ViewCast.com, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements — Continued

     Keltic Asset Based Revolving Credit Facility

     The Company also maintains a $1.5 million asset based revolving credit facility with Keltic Financial Partners, LP (“Keltic”) for working capital support of DCi operations. Draws on the revolving credit facility are based on qualifying DCi accounts receivable. The loan balance is reduced as cash collections are received directly by Keltic. The Company has entered into a Guaranty of Payment and a Performance and Subordination Agreement with Keltic relating to this facility. During the three months ended March 31, 2005, cash collections in excess of draws reduced the Keltic loan balance to $2,977 at March 31, 2005. DCi had availability of $1,097,126 under the revolving credit facility as of March 31, 2005.

     On December 10, 2004, the Keltic credit facility was amended to extend the maturity date of the note to January 10, 2005 and to extend the date related to penalties for early prepayment or termination of the loan from December 11, 2004 to January 10, 2005. On January 10, 2005, the Keltic credit facility was amended to extend the maturity date of the note to February 15, 2005 and to extend the date related to penalties for early prepayment or termination of the loan from January 11, 2005 to February 15, 2005. On February 15, 2005, the Keltic credit facility was amended to extend the maturity date of the note to April 15, 2005 and to extend the date related to penalties for early prepayment or termination of the loan from February 15, 2005 to April 15, 2005. On April 15, 2005, the Keltic credit facility was amended to extend the maturity date of the note to July 15, 2005 and to extend the date related to penalties for early prepayment or termination of the loan from April 15, 2005 to July 15, 2005. In April 2005, Keltic was paid $3,500 in modification fees pertaining to the April note amendment.

Short-term debt consists of the following:

	December 31, 2004	March 31, 2005
		(Unaudited)
$3.5 million line of credit note payable to principal stockholder of the Company, secured by all assets of Borrower, with interest due on demand at the lesser of prime plus 3.0% or 9.5% fixed rate, due July 2005.	$2,900,000	$3,000,000

$1.5 million revolving based credit facility payable to a commercial finance company, collateralized by all DCi assets and guaranteed by the Company, with interest payable at the higher of prime plus 2.5% or 6.5% fixed rate, due July 2005.	313,170	2,977

	$3,213,170	$3,002,977

8. Long -Term Debt

     Stockholder Term Note

     In October 2003, the Company amended the terms and conditions of its then outstanding stockholder line of credit to establish a long-term payout for $6,909,582 principal amount of the note and the amended note agreement significantly reduced the per annum interest rate from the original 12% fixed rate and accrued interest of $1,243,665. Term note accrues interest at a per annum rate equal to the lesser of prime (5.75% as of March 31, 2005) plus 3.0% or 9.5% and requires monthly principal repayments of $19,193 commencing on July 31, 2005 and continuing on the last day of each calendar month with a balloon payment for the remaining principal amount due December 31, 2006 (See Note 7). There are no covenants in connection with these notes.

ViewCast.com, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements — Continued

     Long-term debt consists of the following:

	December 31, 2004	March 31, 2005
		(Unaudited)
Stockholder term note with an entity controlled by a principal stockholder of the Company, collateralized by all assets of Borrower, with interest due at a rate per annum equal to the lesser of prime plus 3.0% or 9.5% fixed rate, due April 30, 2006 (See Note 7).	6,909,582	6,909,582

Other long-term debt	34,823	31,954

Total long-term debt	6,944,405	6,941,536
Less current maturities	(127,175)	(185,153)

Total long-term debt less current maturities	$6,817,230	$6,756,383

9. Series D Redeemable Convertible Preferred Stock

     During October 2002 through June 2003, the Company issued 150,670 shares of Series D Preferred Stock as partial consideration for the acquisition of DCi and for related investment banking fees. Each share of Series D Preferred Stock has a stated value of $10.00 with a conversion option to common stock at $1.50 per share of Company common stock. The Series D Preferred Stock provides redemption rights for the holders and the Company, and other rights as described in the Certificate of Designation of the Series D Preferred Stock. The Series D Preferred Stock is redeemable at its stated value at the holders’ option upon written notice at any time after October 11, 2004, to the extent permitted by applicable law. At March 31, 2005, the Company had a consolidated stockholders’ deficit of $7,250,711 and in accordance with Delaware law, is precluded from redeeming its outstanding Series D convertible preferred stock. As a result, no redemption may be paid for Holder Redemption Notices received by the Company while it has a consolidated stockholders’ deficit.

     The value of the 150,670 shares issued and outstanding at March 31, 2004 reflected a discount of $61,269 from the stated value of $1,506,700 that was recorded as imputed interest expense until the initial redemption date of October 11, 2004. Imputed dividends recognized during the quarter ended March 31, 2004 in the amount of $26,259 have been reclassified from additional paid in capital to interest expense to conform to current period presentation. The Series D Preferred Stock was redeemable at its stated value at the Company’s option upon written notice at any time after October 11, 2005 or prior to that date if the Company’s common stock has a weighted average closing price of $3.75 per share for ten consecutive trading days. Holders of Series D redeemable convertible preferred stock have no voting rights except as required by law. Series D Preferred Stock of $1,506,700 and $45,320 at December 31, 2004 and March 31, 2005, respectively is presented as a current liability because of the October 11, 2004 initial redemption date.

     Effective March 21, 2005, the Company temporarily lowered the conversion price of each of its outstanding Series D Redeemable Convertible Preferred Shares from $1.50 to $0.55 per share. As a result, each Preferred Share was convertible into 18.18 shares of ViewCast common stock based on a stated value of $10.00 per Preferred Share so long as the stockholder converted by 5:00 p.m. Central Time on or before April 15, 2005. During March 2005, stockholders converted 146,138 shares of Series D Redeemable Convertible Preferred Stock into 2,657,058 shares of common stock of the Company. Subsequent to March 31, 2005, the remaining shareholders converted 4,532 shares of Series D Redeemable Convertible Preferred Stock into 82,400 shares of common stock of the Company. The conversions were made pursuant to Section 3(a)(9) of the Securities Act of 1933, as amended.

     The Company accounts for the conversion of convertible debt to equity securities in accordance with SFAS No. 84, “Induced Conversions of Convertible Debt”. In other income (expense), the Company has recognized an imputed amount for debt conversion expense equal to the fair value of all securities and other consideration transferred in the transaction in excess of the fair value of securities issuable pursuant to the original conversion

ViewCast.com, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements — Continued

terms. The following table summarizes the accounting for the Series D Redeemable Convertible Preferred Stock conversions that occurred during the three months ended March 31, 2005 (Unaudited).

				Increase in Common
Conversion of Series D Redeemable	Number of Equity	Principal Amount of	Debt Conversion	Stock, Par and Paid
Convertible Preferred Shares	Securities	Debt Reduction	Expense	in Capital
Conversion shares under original terms	974,254

Principal amount converted into equity		$1,461,380		$(1,461,380)

Additional conversion shares under lowered conversion terms	1,682,804		$471,186	$(471,186)

	2,657,058	$1,461,380	$471,186	$(1,932,566)

     This conversion transaction results in a net reduction in convertible debt and an increase in net equity of $1,461,380. The debt conversion expense is a non-cash charge and is a reconciling adjustment in calculating net cash used in operating activities.

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

     Following is a summary of excluded securities:

	For the Three Months Ended
	March 31,
	2004	2005
	(Unaudited)	(Unaudited)
Stock options	3,252,406	2,787,449
Public and private warrants	4,184,512	4,835,482
Convertible debentures	190,000	—
Convertible preferred stock — Series B	2,206,896	2,206,896
Convertible preferred stock — Series C	3,333,333	3,333,333
Redeemable convertible preferred Stock — Series D	1,004,466	543,433

	14,171,613	13,706,593

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

     Option exercise prices are equal to the market price on the date of grant. In general, a portion of the shares under grant become exercisable after one year and remaining shares vest monthly thereafter on a straight line basis over the vesting term of the option. Options expire after ten years.

ViewCast.com, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements — Continued

     SFAS 123 requires the disclosure of pro forma net income and earnings per share information computed as if the Company had accounted for its employee stock options granted under the fair value method set forth in SFAS 123. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model.

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized as expense over the options’ vesting periods. Pro forma information for the three months ended March 31, 2004 and 2005 is as follows:

	Three Months Ended March 31,
	2004	2005
	(Unaudited)	(Unaudited)
Net loss applicable to common stockholders:	(692,997)	(1,402,509)
As reported
Deduct total stock-based compensation under fair value based method for all awards, net of related tax expense	(312,195)	(113,672)

Pro forma	$(1,005,192)	$(1,516,181)

Net loss per share:
As reported	$(0.03)	$(0.06)

Pro forma — basic and diluted	$(0.05)	$(0.07)

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

     The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. See the Stock-Based Compensation section shown earlier in this note for the pro forma net loss and loss per share amounts for the three months ending March 31, 2004 and March 31,2005 as if the Company had used a fair-value-based method required under SFAS 123 to measure compensation expense for employee stock incentive awards. Although the Company has not yet determined whether the adoption of SFAS 123R will result in amounts that are different from the current pro forma disclosures under SFAS 123, the Company is evaluating the requirements under SFAS 123R and expect the adoption to have a significant impact on the Company’s consolidated statement of operations and loss per share, but no impact on its financial condition or cash flows.

12. Segment Information

     The Company operates in two distinct business segments (i) Video Communications Products and Services and (ii) IT Services and Products:

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

ViewCast.com, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements — Continued

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

     The following tables provide financial data by segment for the three months ended March 31, 2004 and 2005:

Summary of Sales by Geographic Area for the Three Months Ended (Unauditied):

		Video
		Communications
	IT Services,	Products &
	Products	Services	Total	%

March 31, 2005
United States	$2,901,019	$1,336,317	$4,237,336	77.66%
Europe	—	504,664	504,664	9.25%
Pacific Rim	—	481,252	481,252	8.82%
Other	—	232,924	232,924	4.27%

Total	$2,901,019	$2,555,157	$5,456,176	100.00%

March 31, 2004
United States	$2,713,199	$1,064,318	$3,777,517	75.87%
Europe	—	604,723	604,723	12.15%
Pacific Rim	—	496,884	496,884	9.98%
Other	—	99,896	99,896	2.01%

Total	$2,713,199	$2,265,821	$4,979,020	100.00%

ViewCast.com, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements — Continued

Summary of Operations by Operating Segment for the
Three Months Ended March 31, 2005 (Unaudited):

		Video
		Communications
	IT Services,	Products &	Unallocated
	Products	Services	Corporate	Total

Total sales	$2,901,019	$2,556,464	$—	$5,457,483
Intersegment sales	—	(1,307)	—	(1,307)

Revenue from external customers	$2,901,019	$2,555,157	$—	$5,456,176

Gross profit	$640,351	$1,525,027	$—	$2,165,378

Operating income (loss)	$2,883	$(251,131)	$(266,988)	$(515,236)

Total assets	$4,921,660	$3,584,285	$167,663	$8,673,608
Goodwill	$1,041,430	$—	$—	$1,041,430
Customer contracts	$165,151	$—	$—	$165,151
Software Development Costs	$—	$169,030	$—	$169,030
Capital additions	$25,576	$19,458	$12,299	$57,333

Summary of Operations by Operating Segment for the
Three Months Ended March 31, 2004 (Unaudited):

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

ViewCast.com, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements — Continued

13. Related Party Transaction

     Since October 1998, the Company has maintained a working capital line of credit facility with a partnership controlled by one of its principal stockholders and Chairman of the Board of the Company, H. T. Ardinger, Jr. (See Note 7). Effective March 22, 2005, the Company amended the terms and conditions of the credit facility to increase the credit line of the Revolving Credit Note from $3.0 million to $3.5 million and extended the commencement date for scheduled payments of the Term Note and Accrued Interest from December 31, 2004 to July 31, 2005.

     On March 24, 2005, John DeVito, President of DCi, converted 3,355 shares of Series D Redeemable Convertible Preferred Stock into 61,000 shares of common stock of the Company.

14. Subsequent Events

     During April 2005, shareholders converted 4,532 shares of Series D Redeemable Convertible Preferred Stock into 82,400 shares of common stock of the Company. The company no longer has any Series D Preferred shares outstanding.

     On April 15, 2005, the DCi asset based revolving credit facility with Keltic Financial Partners, LP (“Keltic”) was amended to extend the maturity date of the note to July 15, 2005 and to extend the date related to penalties for early prepayment or termination of the loan from April 15, 2005 to July 15, 2005. In April 2005, Keltic was paid $3,500 in modification fees pertaining to this note amendment. The credit facility continues to be secured by all DCi assets and is guaranteed by the Company.

ViewCast.com, Inc. and Subsidiaries
Management’s Discussion and Analysis or
Plan of Operation

Item 2. Management’s Discussion and Analysis or Plan of Operation

     Certain statements in this Report on Form 10-QSB under “Management’s Discussion and Analysis or Plan of Operation” and elsewhere in this Report constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements regarding ViewCast’s expectations, beliefs, hopes, intentions or strategies regarding the future. These statements involve known and unknown risks, uncertainties, and other factors that may cause ViewCast or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, product demand and market acceptance risks, the impact of competitive products and pricing, product development, commercialization and technological difficulties, capacity and supply constraints or difficulties, general business and economic conditions, the availability of sufficient working capital, the ability to service our debt, continued losses, the ability to successfully integrate acquired operations, the effect of our accounting polices and other risks detailed in our Annual Report on Form 10-KSB/A for the year ended December 31, 2004 and other filings with the Securities and Exchange Commission.

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

     ViewCast operates in two distinct business segments: (1) video communications products and services and (2) IT services and products.

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

     ViewCast participated in the National Association of Broadcasters tradeshow in April 2005 and introduced a new addition to the Niagara line of streaming encoders, the Niagara PowerStream Pro, a high-performance video capture and streaming encoder specifically designed to meet the needs of professional broadcasters. The Niagara PowerStream Pro features a rack-mounted, console-free design that can be remotely monitored, managed, and controlled via any IP-networked workstation. We expect continued growth in the Niagara and IVN product sales during the remainder of 2005.

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

Results of Operations

Three Months Ended March 31, 2005 compared to Three Months Ended March 31, 2004.

     Net Sales. Net sales for the quarter ended March 31, 2005 increased by 9.6% to $5,456,176 from $4,979,020 reported for the same period in 2004. The increase was attributable to increases in both video communications product and IT services and product sales.

     Video Communications Product and Service Sales. During the first quarter ended March 31, 2005, total video communications product and service sales of $2,556,464 increased by 12.8% compared to first quarter revenues in 2004 of $2,265,821. The improvement was due to increased sales from both video systems and video capture cards.

     Osprey Product Sales. During the three months ended March 31, 2005, sales of Osprey® video component and software products increased 5.0% over 2004 levels. The increased Osprey first quarter revenues reflected a combination of increased shipments of our Osprey-500 series and Osprey-200 series product families.

     Video Communications System and Applications Software Products. During the three months ended March 31, 2005, combined video system and software sales increased 57.5% over 2004 first quarter. The increase in three-month sales was due to increased multi-unit sales of ViewCast’s Niagara systems and the completion of certain other IVN product sale opportunities.

     IT Services and Products. ViewCast’s DCi subsidiary is a provider of professional information technology and customized network support services to Fortune 500 and Fortune 1000 corporations, mid-sized companies, hospitals, health care facilities and financial institutions primarily in the northeastern United States. During the first quarter of 2005, IT services and product sales increased 6.9% to $2,901,019 from the $2,713,199 reported in the comparable 2004 period. The increases were primarily due to higher service project sales than the prior year.

     During the quarter ending March 31, 2005, service fees provided 84.5%, of the IT service and product revenues while product sales provided the remainder. During the quarter ending March 31, 2004, service fees provided 83.8%, of the IT service and product revenues while product sales provided the remainder.

     Other Revenues. Other video product and service revenues consist of software maintenance, training, engineering consulting fees and professional services. These revenues represented 0.5% of consolidated revenues for the three months ended March 31, 2005. For the quarter ended March 31, 2005 other revenues totaled $26,895, a slight decrease over the quarter ended March 31, 2004 of $36,237.

     Cost of Sales and Gross Margins. Cost of sales totaled $3,290,798 for the quarter ended March 31, 2005, a 9.4% increase from the $3,009,360 reported for the same period in 2004. Gross profit margin for the quarter ended March 31, 2005 was $2,165,378 or 39.7% compared to $1,969,660 or 39.6% in 2004. The video products segment’s margin for the first quarter of 2005 was 59.7% compared to 62.3% in 2004 and contributed 70.4% of the 2005 gross margin compared to 71.6% of the first quarter gross margin in 2004. The IT services and products margin for the first quarter of 2005 was 22.1% an improvement compared to 20.6% in 2004 due to slightly higher margins from service sales. Margins on sales vary period to period depending on the mix of third-party products sold and the relative availability of those products in the market. The IT services and products segment contributed 29.6% of the 2005 gross margin compared to 28.4% of the first quarter gross margin in 2004.

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

     Selling, General and Administrative Expense. Selling, general and administrative (“SG&A”) expenses for the three months ended March 31, 2005 totaled $1,967,132, an increase from the $1,682,910, reported last year for the same period. The increase reflects the additional sales and marketing activities and personnel for the video products segment added after the first quarter of 2004 offset by lower expenses in finance and administration. ViewCast also incurred expenses during the quarter related to its participation in a major tradeshow during April.

     Research and Development Expense. Research and development expense for the three months ended March 31, 2005 totaled $614,767, an increase of 44.6% over 2004 levels, reflecting a increase in personnel and related expenses compared to the first three months of 2004. There were no material research and development expenses associated with DCi operations during the first three months of 2005 or 2004. Increased expenses are related to the introduction of the Niagara PowerPro in April 2005 and the expected release of new products throughout 2005.

     Other Expense. Total other expense for the first quarter in 2005 totaled $685,268 compared to $221,186 in 2004.

     Other expense had a significant increase in expense recognition due to a one-time charge for debt conversion expense. During the quarter ended March 31, 2005, ViewCast recognized a non-cash debt conversion charge of $471,186 related to the conversion of $1,461,380 principal amount of outstanding Series D Redeemable Convertible Preferred Stock into common stock of ViewCast. The non-cash charge was recorded in accordance with SFAS No. 84, “Induced Conversions of Convertible Debt”. In other expense, the Company has recognized an imputed amount for debt conversion expense equal to the fair value of all securities and other consideration transferred in the transaction in excess of the fair value of securities issuable pursuant to the original conversion terms. This conversion transaction results in a net reduction in convertible debt and an increase in net equity of $1,461,380. The debt conversion expense is a non-cash charge and is a reconciling adjustment in calculating net cash used in operating activities. See Note 9 to the Consolidated Financial Statements for further details regarding this transaction.

     Interest expense during the first quarters of 2005 and 2004 was $213,065 and $219,920, respectively, representing interest primarily from our stockholder debt, debentures, DCi’s line-of-credit financing and amortization of related issue costs. Interest expense during the first quarter of 2005 has decreased over 2004 levels by 3.1%, principally due to lower overall outstanding principal balances during the period.

     Net Loss. Net loss for the three months ended March 31, 2005 was $1,200,504. Net Loss was substantially affected by an increase in expense recognition due to a one-time charge for debt conversion expense. Excluding the non-cash debt conversion expense of $471,186 described above, net loss for the three months ended March 31, 2005 would have been $729,318, representing an increase compared to the loss of $482,489 reported for the first three months of 2004.

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

     Net cash provided by operating activities for the three months ended March 31, 2005 was $163,163 resulting from the net loss of $1,200,504 reduced for non-cash adjustments totaling $718,628, including the non-cash debt conversion expense of $471,186, and further offset by a net increase in operating liabilities over increases in operating assets of $645,039. Compared to the three months ended March 31, 2004, the net cash provided by operating activities for the first three months ended March 31, 2004 declined by $477,201 principally due to the

ViewCast.com, Inc. and Subsidiaries
Management’s Discussion and Analysis or
Plan of Operation — (Continued)

increase in the net operating loss from expenditures for additional sales, marketing and engineering personnel and for trade shows and new product prototypes.

     Cash utilized for investing activities during the three months ended March 31, 2005 totaled $57,333 for the purchases of property and equipment.

     During the three months ended March 31, 2005, ViewCast’s financing activities utilized cash of $213,062 principally for the repayment of the Keltic debt and other short-term borrowings totaling $313,062 offset by short-term borrowings under ViewCast’s stockholder line of credit facility of $100,000.

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

     During the three months ended March 31, 2005, net borrowings under the new stockholder line of credit note were $100,000 resulting in a note principal balance of $3,000,000. At March 31, 2005, the Company had availability under the stockholder line of credit of $500,000. At March 31, 2005 the Company had outstanding $234,407 in stockholder accrued interest attributable to the stockholder line of credit.

     The Company also maintains a $1.5 million asset based revolving credit facility with Keltic Financial Partners, LP (“Keltic”) for working capital support of DCi operations. Draws on the revolving credit facility are based on qualifying DCi accounts receivable. The loan balance is reduced as cash collections are received directly by Keltic. The Company has entered into a Guaranty of Payment and a Performance and Subordination Agreement with Keltic relating to this facility. During the three months ended March 31, 2005, cash collections in excess of draws reduced the Keltic loan balance to $2,977 at March 31, 2005. DCi had availability of $1,097,126 under the revolving credit facility as of March 31, 2005.

     On December 10, 2004, the Keltic credit facility was amended to extend the maturity date of the note to January 10, 2005 and to extend the date related to penalties for early prepayment or termination of the loan from December 11, 2004 to January 10, 2005. On January 10, 2005, the Keltic credit facility was amended to extend the maturity date of the note to February 15, 2005 and to extend the date related to penalties for early prepayment or termination

ViewCast.com, Inc. and Subsidiaries
Management’s Discussion and Analysis or
Plan of Operation — (Continued)

of the loan from January 11, 2005 to February 15, 2005. On February 15, 2005, the Keltic credit facility was amended to extend the maturity date of the note to April 15, 2005 and to extend the date related to penalties for early prepayment or termination of the loan from February 15, 2005 to April 15, 2005. On April 15, 2005, the Keltic credit facility was amended to extend the maturity date of the note to July 15, 2005 and to extend the date related to penalties for early prepayment or termination of the loan from April 15, 2005 to July 15, 2005. In April 2005, Keltic was paid $3,500 in modification fees pertaining to the April note amendment.

     During October 2002 through June 2003, the Company issued 150,670 shares of Series D Preferred Stock as partial consideration for the acquisition of DCi and for related investment banking fees. Each share of Series D Preferred Stock has a stated value of $10.00 with a conversion option to common stock at $1.50 per share of Company common stock. The Series D Preferred Stock provides redemption rights for the holders and the Company, and other rights as described in the Certificate of Designation of the Series D Preferred Stock. The Series D Preferred Stock is redeemable at its stated value at the holders’ option upon written notice at any time after October 11, 2004, to the extent permitted by applicable law. At March 31, 2005, the Company had a consolidated stockholders’ deficit of $7,250,711 and in accordance with Delaware law, is precluded from redeeming its outstanding Series D convertible preferred stock. As a result, no redemption may be paid for Holder Redemption Notices received by the Company while it has a consolidated stockholders’ deficit.

     Effective March 21, 2005, the Company temporarily lowered the conversion price of each of its outstanding Series D Redeemable Convertible Preferred Shares from $1.50 to $0.55 per share. As a result, each Preferred Share was convertible into 18.18 shares of ViewCast common stock based on a stated value of $10.00 per Preferred Share so long as the stockholder converted by 5:00 p.m. Central Time on or before April 15, 2005. During March 2005, stockholders converted 146,138 shares of Series D Redeemable Convertible Preferred Stock into 2,657,058 shares of common stock of the Company. Subsequent to March 31, 2005, the remaining shareholders converted 4,532 shares of Series D Redeemable Convertible Preferred Stock into 82,400 shares of common stock of the Company. The conversions were made pursuant to Section 3(a)(9) of the Securities Act of 1933, as amended. This conversion transaction resulted in a net reduction in convertible debt and an increase in net equity of $1,461,380. The debt conversion expense is a non-cash charge and is a reconciling adjustment in calculating net cash used in operating activities. During the quarter ended March 31, 2005, ViewCast recognized a non-cash debt conversion charge of $471,186 related to this transaction that is more fully described in Note 9 to the Consolidated Financial Statements.

     At March 31, 2005, ViewCast had 3,799,680 public and public equivalent warrants and 122,500 representative warrants outstanding and exercisable at $1.00. The warrants are redeemable by ViewCast under certain conditions.

     At March 31, 2005, ViewCast had a consolidated stockholders’ deficit of $7,250,709, and in accordance with Delaware law, was precluded from paying dividends on its outstanding Series B and Series C convertible preferred stock. As a result, no preferred stock dividends have been declared or paid during 2004. The Series B and Series C preferred stock issues carry cumulative dividends of 8% and 9% per year, respectively, and are generally payable semi-annually in arrears in cash or in ViewCast common stock, at ViewCast’s option. Cumulative dividends in arrears on preferred shares are approximately: Series B-$2,100,000, Series C-$614,000. Holders of Series B and Series C preferred stock have no voting rights except as required by law.

     At March 31, 2005, ViewCast had a working capital deficit of $1,548,423 and cash and cash equivalents of $264,943. During the three months ended March 31, 2005, ViewCast experienced a sales increase of 9.6% compared to the same period of 2004. Excluding the non-cash debt conversion charge of $471,186, consolidated net operating loss for the three months ended March 31, 2005 was higher by approximately $264,000 compared to the same period in 2003, due to investment in additional personnel and related expenses in sales, marketing and development plus trade show and new product introduction expenses. ViewCast anticipates that losses may continue during 2005, or until such time as total profit margins from the sales of its products and services exceeds its total development, selling, administrative and financing costs.

     ViewCast utilizes significant capital to design, develop and commercialize its products and intends to fund its operating activities and sales growth during the next twelve months by utilizing cash contributed from operations and its available working capital lines of credit to the extent possible. ViewCast anticipates it will require additional capital during the balance of 2005 for working capital to support the expansion of sales channels and market

ViewCast.com, Inc. and Subsidiaries
Management’s Discussion and Analysis or
Plan of Operation — (Continued)

distribution, to develop and introduce new products and services, to enhance existing product offerings, to address unanticipated competitive threats or technical problems, to transition adverse economic conditions and to service its debt. During 2005 ViewCast plans to improve its working capital position by increasing sales and through other initiatives that may include raising additional equity, conversion of debt to equity, further acquisitions and by exercise of warrants if market conditions allow. Certain actions have already occurred. In April 2004, $870,000 of debentures converted into equity. In March and April 2005, $1,506,700 of Series D redeemable convertible preferred stock converted into common stock equity. ViewCast intends to continue these initiatives and discussions related to current and potentially new debt and equity relationships. Although ViewCast has no firm arrangements with respect to additional financing, it is currently considering proposals relating to the issuance of equity securities in exchange for a cash investment in ViewCast. There can be no assurance that additional financing will be available to ViewCast on acceptable terms, or at all. Additional equity financing may involve substantial dilution to our then existing stockholders. ViewCast intends to actively pursue other strategic merger and acquisition activities to the extent possible. In the event we are unable to raise additional capital or execute other alternatives, we may be required to sell segments of the business, or substantially reduce or curtail our activities. Such actions could result in charges that could be material to ViewCast’s results of operations or financial position.

     At March 31, 2005, ViewCast had no material commitments for capital expenditures.

Off-Balance Sheet Arrangements

     ViewCast does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on ViewCast’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

ViewCast.com, Inc. and Subsidiaries
Controls and Procedures

Item 3. Controls and Procedures

     Management, including the Company’s President and Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based upon that evaluation, the President and Chief Executive Officer and Chief Financial Officer concluded that, as a result of the material weakness in our internal controls over financial reporting described below, the disclosure controls and procedures were not effective to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is (i) recorded, processed, summarized and reported as and when required and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosure.

     During, and shortly following, the fiscal quarter ended March 31, 2005, we experienced a significant amount of turnover in our accounting and finance departments. In particular, our controller and three other accounting managers left the Company with duties related to corporate, accounts receivable, accounts payable and payroll accounting. Management determined that the loss of these personnel resulted in conditions which, when considered collectively, constituted a material weakness in our internal controls. Such conditions included:

•	insufficient resources to perform an appropriate review and supervision of the preparation of accounting records;

•	insufficient resources to complete the preparation of the financial statements on a timely basis;

•	insufficient resources to support efficient preparation and independent auditor review of the consolidated financial statements; and

•	insufficient resources to oversee the preparation of the consolidated financial statements.

     During and after the quarter ended, the Company took a number of corrective actions to address the material weaknesses discussed above, including:

•	filling all vacancies in the accounting and finance departments with new personnel with greater expertise in accounting, controls and financial reporting,

•	adding temporary accounting staff to assist new personnel, and

•	appointing a replacement to the Company’s former controller.

     The Company believes that adequate steps are being taken by management to reduce the risk of ineffective disclosure controls and procedures on a going-forward basis.

ViewCast.com, Inc. and Subsidiaries
Controls and Procedures

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

ViewCast.com, Inc.

(Registrant)

BY:

Date: May 23, 2005	/s/ George C. Platt

George C. Platt
Chief Executive Officer
Principal Executive Officer

/s/ Laurie L. Latham

Laurie L. Latham
Chief Financial Officer
Principal Financial Officer

EXHIBIT INDEX

Exhibit
Number
31.1	Rule 13a-14(a)/15d-14(a) Certifications

32.1	Section 1350 Certifications