Form 10QSB
period 2005-06-30
VIEWCAST COM INC
filed 2005-08-15
CIK 921313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-QSB
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005

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
Check whether the registrant filed all documents required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☐ No ☑
APPLICABLE ONLY TO CORPORATE ISSUERS
As of July 31, 2005, 25,889,456 shares of the Registrant’s common stock were outstanding.
Transitional Small Business Disclosure Format (check one): Yes ☐ No ☑

ViewCast.com, Inc. and Subsidiaries

VIEWCAST.COM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
	2004	2005
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$372,175	$658,397
Accounts receivable, less allowance for doubtful accounts of $28,751 and $53,333 at December 31, 2004 and June 30, 2005 respectively	3,520,620	3,521,927
Inventories	1,620,278	1,783,220
Prepaid expenses	134,261	276,135

Total current assets	5,647,334	6,239,679
Property and equipment, net	1,298,715	1,071,339
Goodwill	1,041,430	1,041,430
Customer contracts, net	241,389	163,888
Software development costs, net	184,396	153,663
Deposits	109,430	105,030

Total assets	$8,522,694	$8,775,029

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,153,150	$1,428,411
Accrued expenses	1,389,159	1,771,018
Deferred revenue	672,127	1,186,384
Stockholder line of credit	2,900,000	3,450,000
Short-term debt, other	313,170	—
Current maturities of long-term debt	127,175	166,376
Series D redeemable convertible preferred stock	1,506,700	—

Total current liabilities	8,061,481	8,002,189

Long-term debt less current maturities	22,808	16,173
Stockholder note payable	6,794,422	6,756,036
Stockholder accrued interest	1,626,754	1,847,916

Commitments and contingencies	—	—

Stockholders’ deficit:
Convertible preferred stock, $0.0001 par value:
Authorized shares - 5,000,000
Series B — issued and outstanding shares - 800,000	80	80
Series C — issued and outstanding shares - 200,000	20	20
Common stock, $.0001 par value:
Authorized shares - 100,000,000
Issued shares - 23,104,942 and 25,889,456 at December 31, 2004 and June 30, 2005, respectively	2,310	2,589
Additional paid-in capital	57,715,654	59,718,391
Accumulated deficit	(65,688,929)	(67,556,459)
Treasury stock, 261,497 shares at cost	(11,906)	(11,906)

Total stockholders’ deficit	(7,982,771)	(7,847,285)

Total liabilities and stockholders’ deficit	$8,522,694	$8,775,029

The accompanying notes are an integral part of these condensed consolidated statements.

VIEWCAST.COM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2004	2005	2004	2005

Net sales	$4,822,615	$5,625,916	$9,801,635	$11,082,092

Cost of sales (includes depreciation of $184,309 and $208,538 for the six months ended June 30, 2004 and 2005, respectively)	2,890,970	3,454,040	5,900,330	6,744,838

Gross profit	1,931,645	2,171,876	3,901,305	4,337,254

Operating expenses:
Selling, general and administrative	1,773,714	1,773,968	3,456,623	3,741,100
Research and development	511,803	679,192	936,936	1,293,959
Depreciation and amortization	100,076	132,555	202,997	231,270

Total operating expenses	2,385,593	2,585,715	4,596,556	5,266,329

Operating loss	(453,948)	(413,839)	(695,251)	(929,075)

Other expense:
Interest expense	(203,927)	(239,097)	(423,847)	(452,162)
Debt conversion expense	(1,233,723)	(14,612)	(1,233,723)	(485,798)
Other	8,097	522	6,831	(495)

Total other expense	(1,429,553)	(253,187)	(1,650,739)	(938,455)

Net loss before income taxes	(1,883,501)	(667,026)	(2,345,990)	(1,867,530)

Income tax expense	—	—	—	—

NET LOSS	$(1,883,501)	$(667,026)	$(2,345,990)	$(1,867,530)

Preferred dividends	(204,250)	(204,250)	(408,500)	(406,255)

Net loss applicable to common stockholders	$(2,087,751)	$(871,276)	$(2,754,490)	$(2,273,785)

Net loss per share — basic and diluted	$(0.10)	$(0.03)	$(0.13)	$(0.09)

Weighted average number of common shares outstanding — basic and diluted	21,449,056	25,575,667	21,068,838	24,301,950

The accompanying notes are an integral part of these condensed consolidated statements.

VIEWCAST.COM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE SIX MONTHS ENDED JUNE 30, 2005
(UNAUDITED)

	Series B		Series C
	Convertible		Convertible				Additional			Total
	Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated	Treasury	Stockholders’
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Capital	Deficit	Stock	Deficit
Balance, January 1, 2005	800,000	$80	200,000	$20	23,104,942	$2,310	$57,715,654	$(65,688,929)	$(11,906)	$(7,982,771)

Sale of common stock, employee stock purchase plan	—	—	—	—	45,056	5	10,513	—	—	10,518

Conversion of Preferred D shares to common stock	—	—	—	—	2,739,458	274	1,992,224	—	—	1,992,498

Net Loss	—	—	—	—	—	—	—	(1,867,530)	—	(1,867,530)

Balance, June 30, 2005	800,000	$80	200,000	$20	25,889,456	$2,589	$59,718,391	$(67,556,459)	$(11,906)	$(7,847,285)

The accompanying notes are an integral part of this condensed consolidated statement.

VIEWCAST.COM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the six months ended
	June 30,
	2004	2005
Operating activities:
Net loss	$(2,345,990)	$(1,867,530)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of fixed assets	309,806	331,574
Amortization of software development costs	—	30,733
Amortization of customer contracts	77,500	77,501
Non-cash charges to interest expense	75,694	1,938
Non-cash debt conversion expense	1,233,723	485,798
Gain on disposition of property and equipment	1,329	—
Non-cash consulting fees exchanged for options, warrants and common stock	3,797	—
Changes in operating assets and liabilities
Accounts receivable	256,427	(1,307)
Inventories	(199,139)	(162,942)
Prepaid expenses	(28,318)	(141,874)
Deferred charges	(70,000)	—
Deposits	4,328	4,400
Accounts payable	(181,696)	275,261
Accrued expenses and stockholder accrued interest	290,432	601,082
Deferred revenue	225,163	514,257

Net cash provided by operating activities	(346,944)	148,891

Investing activities:
Capitalized software development costs	(94,690)	—
Purchase of property and equipment	(195,706)	(104,198)
Proceeds from disposition of property and equipment	682	—

Net cash used in investing activities	(289,714)	(104,198)

Financing activities:
Net proceeds from stockholder line of credit and advances	855,000	550,000
Proceeds from exercise of common stock	4,034	—
Proceeds from exercise of employee stock options	1,066	10,518
Net repayments short-term debt, other	(51,726)	(313,170)
Repayment of long-term debt	(84,441)	(5,819)

Net cash used in financing activities	723,933	241,529

Net increase in cash and cash equivalents	87,275	286,222

Cash and cash equivalents, beginning of period	299,764	372,175

Cash and cash equivalents, end of period	$387,039	$658,397

Supplemental cash flow information:
Cash paid for interest	$60,562	$20,203

Supplemental non-cash flow operating activities:
Purchase of property and equipment with long-term debt	$21,744	$—
Conversion of 7% convertible debentures to common stock	$870,000	$—
Conversion of Series D redeemable convertible preferred stock to common stock	$—	$1,506,700
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
     The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Certain prior period balances have been reclassified to conform to current period presentation. Operating results for the three and six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-KSB/A for the year ended December 31, 2004 filed with the Securities and Exchange Commission.
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

ViewCast.com, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements — (Continued)
     Changes in the Company’s allowance for doubtful accounts for the three and six months ended June 30, 2004 and 2005 are as follows:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2004	2005	2004	2005
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Beginning balance	$103,884	$34,822	$86,247	$28,751
Bad debt expense	8,711	18,511	25,730	35,303
Uncollectible accounts written off, net of recoveries	(5,970)	—	(5,352)	(10,721)

Ending balance	$106,625	$53,333	$106,625	$53,333

3. Inventories
     Inventories consist of the following:

	December 31,	June 30,
	2004	2005
		(Unaudited)
Purchased Materials	$491,922	$662,589
Finished Goods	1,128,356	1,120,630

	$1,620,278	$1,783,220

4. Accrued Expenses
     Accrued expenses consist of the following:

	December 31,	June 30,
	2004	2005
		(Unaudited)
Stockholder accrued interest (short-term)	$400,040	$608,897
Accrued compensation	524,561	623,372
Accrued legal & professional	47,024	43,080
Accrued warranty	57,744	67,698
Accrued rent	20,833	11,799
Accrued inventory purchases	45,960	107,423
Customer deposits	32,376	—
Accrued taxes and other	260,621	308,749

	$1,389,159	$1,771,018

5. Warranty Reserves
     Reserves are provided for the estimated warranty costs when revenue is recognized. The costs of warranty obligations are estimated based on warranty policy or applicable contractual warranty, historical experience of known product failure rates and use of materials and service delivery charges incurred in correcting product failures. Specific warranty accruals may be made if unforeseen technical problems arise. If actual experience, relative to these factors, significantly differs from these estimates, additional warranty expense may be required.

ViewCast.com, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements — (Continued)
     The following table below shows the roll forward of accrued warranty expense for the three and six months ended June 30, 2004 and 2005:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2004	2005	2004	2005
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Beginning balance	$58,419	$59,416	$60,260	$57,744
Charged to expense	6,430	8,657	13,415	19,008
Usage	(7,484)	(375)	(16,309)	(9,054)

Ending balance	$57,365	$67,698	$57,365	$67,698

6. Property and Equipment
     Property and equipment, at cost, consists of the following:

	Estimated
	Useful Life	December 31,	June 30,
	(Years)	2004	2005
			(Unaudited)
Computer equipment	3 to 7	$2,025,628	$2,084,115
Service assets	3	901,299	939,725
Software	3 to 5	650,012	652,774
Leasehold improvements	1 to 5	91,295	91,295
Office furniture and equipment	5 to 7	691,247	695,770

		4,359,481	4,463,679

Less accumulated depreciation and amortization		(3,060,766)	(3,392,340)

		$1,298,715	$1,071,339

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

ViewCast.com, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements — (Continued)
     Effective April 30, 2004 and August 31, 2004, the Company entered into amendments of the terms and conditions of the credit facility to increase the credit line of the revolving credit note to $3.0 million and extended the commencement date for the scheduled payments of the term note and accrued interest from April 30, 2004 to December 31, 2004. Effective March 22, 2005, the Company amended the terms and conditions of the credit facility to increase the credit line of the revolving credit note to $3.5 million and extended the commencement date of scheduled payments of the term note and accrued interest from December 31, 2004 to July 31, 2005. Effective July 22, 2005, the Company amended the terms and conditions of the credit facility to increase the credit line of the revolving credit note to $4.0 million and extended the commencement date of scheduled payments of the term note and accrued interest from July 31, 2005 to November 30, 2005.
     During the six months ended June 30, 2005, net borrowings under the new stockholder line of credit note were $550,000 resulting in a note principal balance of $3,450,000. At June 30, 2005, the Company had availability under the stockholder line of credit of $50,000 and subsequently increased availability to $550,000 based on the amendment effective July 22, 2005 as described in the above paragraph. At June 30, 2005 the Company had outstanding $307,402 in stockholder accrued interest attributable to the stockholder line of credit.
     Keltic Asset Based Revolving Credit Facility
     The Company also maintains a $1.5 million asset based revolving credit facility with Keltic Financial Partners, LP (“Keltic”) for working capital support of DCi operations. Draws on the revolving credit facility are based on qualifying DCi accounts receivable. The loan balance is reduced as cash collections are received directly by Keltic. The Company has entered into a Guaranty of Payment and a Performance and Subordination Agreement with Keltic relating to this facility. During the six months ended June 30, 2005, cash collections in excess of draws reduced the Keltic loan balance to $0 at June 30, 2005. DCi had availability of $1,166,883 under the revolving credit facility as of June 30, 2005.
     On December 10, 2004, the Keltic credit facility was amended to extend the maturity date of the note to January 10, 2005 and to extend the date related to penalties for early prepayment or termination of the loan from December 11, 2004 to January 10, 2005. During 2005, the Keltic credit facility was amended to extend the maturity date of the note to July 15, 2005 and extended the date related to penalties for early prepayment or termination of the loan to July 15, 2005. On July 15, 2005, the Keltic credit facility was further amended to extend the maturity date of the note to October 11, 2005 and to extend the date related to penalties for early prepayment or termination of the loan from July 15, 2005 to October 11, 2005. During 2005, Keltic was paid $7,000 in modification fees pertaining to these note amendments. The credit facility continues to be secured by all DCi assets and is guaranteed by the Company.
     Short-term debt consists of the following:

	December 31, 2004	June 30, 2005
		(Unaudited)
$3.5 million line of credit note payable to principal stockholder of the Company, secured by all assets of Borrower, with interest due on demand at the lesser of prime (5.25% and 6.25% at December 31, 2004 and June 30, 2005, respectively) plus 3.0% or 9.5% fixed rate, due December 2005.	$2,900,000	$3,450,000

$1.5 million revolving based credit facility payable to a commercial finance company, collateralized by all DCi assets and guaranteed by the Company, with interest payable at the higher of prime (5.25% and 6.25% at December 31, 2004 and June 30, 2005, respectively) plus 2.5% or 6.5% fixed rate, due October 2005.	313,170	—

	$3,213,170	$3,450,000

ViewCast.com, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements — (Continued)
8. Long -Term Debt
     Stockholder Term Note
     In October 2003, the Company amended the terms and conditions of its then outstanding stockholder line of credit to establish a long-term payout for $6,909,582 principal amount of the note and the amended note agreement significantly reduced the per annum interest rate from the original 12% fixed rate and accrued interest of $1,243,665. Term note accrues interest at a per annum rate equal to the lesser of prime (6.25% as of June 30, 2005) plus 3.0% or 9.5% and requires monthly principal repayments of $19,193 commencing on November 30, 2005 and continuing on the last day of each calendar month with a balloon payment for the remaining principal amount due December 31, 2006 (See Note 7). There are no covenants in connection with these notes.
     Long-term debt consists of the following:

	December 31, 2004	June 30, 2005
		(Unaudited)
Stockholder term note with an entity controlled by a principal stockholder of the Company, collateralized by all assets of Borrower, with interest due at a rate per annum equal to the lesser of prime (5.25% and 6.25% at December 31, 2004 and June 30, 2005, respectively) plus 3.0% or 9.5% fixed rate, due December 31, 2006 (See Note 7).	$6,909,582	$6,909,582

Other long-term debt	34,823	29,002

Total long-term debt	6,944,405	6,938,585
Less current maturities	(127,175)	(166,376)

Total long-term debt less current maturities	$6,817,230	$6,772,209

9. Series D Redeemable Convertible Preferred Stock
     During October 2002 through June 2003, the Company issued 150,670 shares of Series D Preferred Stock as partial consideration for the acquisition of DCi and for related investment banking fees. As of June 30, 2004 all shares of Series D Preferred Stock have been converted into Company common stock. Each share of Series D Preferred Stock has a stated value of $10.00 with a conversion option to common stock at $1.50 per share of Company common stock. The Series D Preferred Stock provided redemption rights for the holders and the Company, and other rights as described in the Certificate of Designation of the Series D Preferred Stock. The Series D Preferred Stock was redeemable at its stated value at the holders’ option upon written notice at any time after October 11, 2004, to the extent permitted by applicable law.
     The value of the 150,670 shares issued and outstanding at December 31, 2004 reflected a discount of $61,269 from the stated value of $1,506,700 that was recorded as imputed interest expense until the initial redemption date of October 11, 2004. Imputed dividends recognized during the quarter ended March 31, 2004 in the amount of $26,259 have been reclassified from additional paid in capital to interest expense to conform to current period presentation. Series D Preferred Stock of $1,506,700 at December 31, 2004 is presented as a current liability because of the October 11, 2004 initial redemption date. There was no outstanding Series D Preferred Stock as of June 30, 2005.
10. Conversion of Convertible Debt to Equity
     The Company accounts for the conversion of convertible debt to equity securities in accordance with SFAS No. 84, “Induced Conversions of Convertible Debt”. In other income (expense), the Company has recognized in 2005 and in 2004 an imputed amount for debt conversion expense equal to the fair value of all securities and other consideration transferred in the transaction in excess of the fair value of securities issuable pursuant to the original conversion terms. The debt conversion expense is a non-cash charge and is a reconciling adjustment in calculating

ViewCast.com, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements — (Continued)
net cash used in operating activities. The conversions were made pursuant to Section 3(a)(9) of the Securities Act of 1933, as amended.
     Effective March 21, 2005, the Company temporarily lowered the conversion price of each of its outstanding Series D Redeemable Convertible Preferred Shares from $1.50 to $0.55 per share. As a result, each Preferred Share was convertible into 18.18 shares of ViewCast common stock based on a stated value of $10.00 per Preferred Share so long as the stockholder converted by 5:00 p.m. Central Time on or before April 15, 2005. During March and April 2005, stockholders converted 150,670 shares of Series D Redeemable Convertible Preferred Stock into 2,739,458 shares of common stock of the Company. This conversion transaction results in a net reduction in convertible debt and an increase in net equity of $1,506,700.
     The following table summarizes the accounting for the Series D Redeemable Convertible Preferred Stock conversions that occurred during the six months ended June 30, 2005 (Unaudited).

				Increase in
		Principal		Common
	Number	Amount	Debt	Stock, Par
Conversion of Series D Redeemable	of Equity	of Debt	Conversion	and Paid in
Convertible Preferred Shares	Securities	Reduction	Expense	Capital
Conversion shares under original terms	974,254

Principal amount converted into equity		$1,506,700		$(1,506,700)

Additional conversion shares under lowered conversion terms	1,765,204		$485,798	(485,798)

	2,739,458	$1,506,700	$485,798	$(1,992,498)

     In April 2004, the Company received Notices of Conversion from the holders of $870,000 of the outstanding 7% Senior Convertible Debentures. The terms of the conversion included a lowered conversion price of the Debentures from $5.00 per share to $0.41 per share of ViewCast common stock or a total of 2,121,947 shares of common stock for the $870,000 converted. In addition, the converting Debenture holders received 635,970 warrants exercisable for three (3) years into shares of common stock of the Company (the “Warrant Shares”) at an exercise price of $0.45 per Warrant Share. This conversion transaction resulted in a net reduction in convertible debt and an increase in net equity of $870,000.
     The following table summarizes the accounting for the 7% Senior Convertible Debenture conversions that occurred during the six months ended June 30, 2004 (Unaudited).

	Number	Principal		Increase in
	of Equity	Amount		Common
	Securities	Converted	Debt	Stock, Par
Conversion of 7% Senior Convertible	and	into	Conversion	and Paid in
Debentures	Warrants	Equity	Expense	Capital
Conversion shares under original terms	174,000

Additional conversion shares under lowered conversion terms	1,947,947		$1,074,730	$(1,074,730)

Principal amount converted into equity		$870,000		(870,000)

Warrant issues under lowered conversion terms	635,970		158,993	158,993

		$870,000	$1,233,723	$(2,103,723)

ViewCast.com, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements — (Continued)
11. Net Loss Per Share
     Basic loss per share is calculated by dividing net loss by the number of weighted average common shares outstanding for the period. Since the Company has reported net losses for all periods presented, the computation of diluted loss per share excludes the effects of convertible preferred stock, convertible debt, options, and warrants since their effect is anti-dilutive.
     Following is a summary of excluded securities:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2004	2005	2004	2005
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Stock options	3,196,119	2,954,009	3,271,297	2,909,061
Public and private warrants	4,509,997	4,790,982	4,401,502	4,805,815
Convertible debentures	95,000	—	126,667	—
Convertible preferred stock — Series B	2,206,896	2,206,896	2,206,896	2,206,896
Convertible preferred stock — Series C	3,333,333	3,333,333	3,333,333	3,333,333
Redeemable convertible preferred Stock — Series D	1,004,466	41,200	1,004,466	362,289

	14,345,811	13,326,420	14,344,161	13,617,394

12. Stock-Based Compensation
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
     For purposes of pro forma disclosures, the estimated fair value of the options is amortized as expense over the options’ vesting periods. Pro forma information for the three and six months ended June 30, 2004 and 2005 is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2005	2004	2005
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net loss applicable to common stockholders:	$(2,087,751)	$(871,276)	$(2,754,490)	$(2,273,785)
As reported
Deduct total stock-based compensation under fair value based method for all awards, net of related tax expense	(313,142)	(163,832)	(625,337)	(277,504)

Pro forma	$(2,400,893)	$(1,035,108)	$(3,379,827)	$(2,551,289)

Net loss per share:
As reported	$(0.10)	$(0.03)	$(0.13)	$(0.09)

Pro forma — basic and diluted	$(0.11)	$(0.04)	$(0.16)	$(0.10)

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
     The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. See the Stock-Based Compensation section shown earlier in this note for the pro forma net loss and loss per share amounts for the three and six months ending June 30, 2004 and June 30, 2005 as if the Company had used a fair-value-based method required under SFAS 123 to measure compensation expense for employee stock incentive awards. Although the Company has not yet determined whether the adoption of SFAS 123R will result in amounts that are different from the current pro forma disclosures under SFAS 123, the Company is evaluating the requirements under SFAS 123R and expect the adoption to have a significant impact on the Company’s consolidated statement of operations and loss per share, but no impact on its financial condition or cash flows.
13. Segment Information
     The Company operates in two distinct business segments (i) Video Communications Products and Services and (ii) IT Services and Products:
Video Communications Products and Services -This business segment is engaged in designing, developing and marketing video communications products and services. The operations of the Company’s Osprey® line of video capture and video compression-decompression cards, its ViewCast™ IVN video distribution systems, and its Niagara™ line of encoding and streaming products are included in this segment.
IT Services and Products — This business segment includes the operations of Delta Computec Inc. which is headquartered in Teterboro, New Jersey and provides customized network support, Internet and Intranet consulting, networking, maintenance, disaster recovery services as well as computer and networking product sales to Fortune 500 and 1000 companies. Customers include financial institutions, accounting firms, healthcare providers, pharmaceutical companies and educational institutions primarily in the northeastern United States.
Corporate -The corporate functions of human resources, legal, financial reporting, accounting, and risk management are located in Dallas, TX. Operating expenses not distributed to business segments include certain officers’ salaries, investor relations, shareholder meetings, and other corporate facility expenses.
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

ViewCast.com, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements — Continued
     The following tables provide financial data by segment for the three and six months ended June 30, 2004 and 2005:
Summary of Sales by Geographic Area for the Three Months Ended (Unaudited):

		Video
		Communications
	IT Services,	Products &
	Products	Services	Total	%

June 30, 2005
United States	$3,104,910	$1,397,610	$4,502,520	80.04%
Europe	—	553,127	553,127	9.83%
Pacific Rim	—	413,246	413,246	7.35%
Other	—	157,023	157,023	2.79%

Total	$3,104,910	$2,521,006	$5,625,916	100.00%

June 30, 2004
United States	$2,721,282	$1,116,002	$3,837,284	79.57%
Europe	—	496,715	496,715	10.30%
Pacific Rim	—	374,448	374,448	7.76%
Other	—	114,168	114,168	2.37%

Total	$2,721,282	$2,101,333	$4,822,615	100.00%

Summary of Sales by Geographic Area for the Six Months Ended (Unaudited):

		Video
		Communications
	IT Services,	Products &
	Products	Services	Total	%

June 30, 2005
United States	$6,004,623	$2,750,589	$8,755,212	79.00%
Europe	—	1,062,587	1,062,587	9.59%
Pacific Rim	—	894,498	894,498	8.07%
Other	—	369,796	369,796	3.34%

Total	$6,004,623	$5,077,470	$11,082,093	100.00%

June 30, 2004
United States	$5,434,481	$2,180,320	$7,614,801	77.69%
Europe	—	1,101,438	1,101,438	11.24%
Pacific Rim	—	871,332	871,332	8.89%
Other	—	214,064	214,064	2.17%

Total	$5,434,481	$4,367,154	$9,801,635	100.00%

ViewCast.com, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements — Continued
Summary of Operations by Operating Segment for the Three Months Ended June 30, 2005:

		Video
		Communications
	IT Services,	Products &	Unallocated
	Products	Services	Corporate	Total

Total sales	$3,107,312	$2,537,098	$—	$5,644,410
Intersegment sales	(2,402)	(16,092)	—	(18,494)

Revenue from external customers	$3,104,910	$2,521,006	$—	$5,625,916

Gross profit	$686,154	$1,485,722	$—	$2,171,876

Operating income (loss)	$83,847	$(127,986)	$(369,700)	$(413,839)
Summary of Operations by Operating Segment for the Three Months Ended June 30, 2004:

		Video
		Communications
	IT Services,	Products &	Unallocated
	Products	Services	Corporate	Total

Total sales	$2,722,699	$2,115,454	$—	$4,838,153
Intersegment sales	(1,417)	(14,121)	—	(15,538)

Revenue from external customers	$2,721,282	$2,101,333	$—	$4,822,615

Gross profit	$642,081	$1,289,564	$—	$1,931,645

Operating income (loss)	$23,159	$(206,715)	$(270,392)	$(453,948)

ViewCast.com, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements — Continued
Summary of Operations by Operating Segment for the Six Months Ended June 30, 2005:

		Video
		Communications
	IT Services,	Products &	Unallocated
	Products	Services	Corporate	Total

Total sales	$6,008,331	$5,093,561	$—	$11,101,892
Intersegment sales	(3,708)	(16,092)	—	(19,800)

Revenue from external customers	$6,004,623	$5,077,469	$—	$11,082,092

Gross profit	$1,326,505	$3,010,749	$—	$4,337,254

Operating income (loss)	$86,730	$(379,116)	$(636,689)	$(929,075)

Total assets	$5,130,588	$3,400,660	$243,781	$8,775,029
Goodwill	$1,041,430	$—	$—	$1,041,430
Customer contracts, net	$163,888	$—	$—	$163,888
Software development costs	$—	$153,663	$—	$153,663
Capital additions	$42,887	$21,757	$39,554	$104,198
Summary of Operations by Operating Segment for the Six Months Ended June 30, 2004:

		Video
		Communications
	IT Services,	Products &	Unallocated
	Products	Services	Corporate	Total

Total sales	$5,437,466	$4,381,275	$—	$9,818,741
Intersegment sales	(2,985)	(14,121)	—	(17,106)

Revenue from external customers	$5,434,481	$4,367,154	$—	$9,801,635

Gross profit	$1,201,168	$2,700,137	$—	$3,901,305

Operating income (loss)	$(105,707)	$(151,219)	$(438,325)	$(695,251)

Total assets	$5,455,692	$2,658,081	$315,806	$8,429,579
Goodwill	$1,041,430	$—	$—	$1,041,430
Customer contracts, net	$318,889	$—	$—	$318,889
Capital additions	$145,811	$40,698	$30,941	$217,450

ViewCast.com, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements — Continued
14. Related Party Transaction
     Since October 1998, the Company has maintained a working capital line of credit facility with a partnership controlled by one of its principal stockholders and Chairman of the Board of the Company, H. T. Ardinger, Jr. (See Note 7). Effective July 22, 2005, the Company amended the terms and conditions of the credit facility to increase the credit line of the Revolving Credit Note from $3.5 million to $4.0 million and extended the commencement date for scheduled payments of the Term Note and Accrued Interest from July 31, 2005 to November 30, 2005.
15. Subsequent Events
     On July 15, 2005, the DCi asset based revolving credit facility with Keltic Financial Partners, LP (“Keltic”) was amended to extend the maturity date of the note to October 11, 2005 and to extend the date related to penalties for early prepayment or termination of the loan from July 15, 2005 to October 11, 2005. In July 2005, Keltic was paid $3,500 in modification fees pertaining to this note amendment. The credit facility continues to be secured by all DCi assets and is guaranteed by the Company.

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
IT Services and Products - This business segment includes the operations of DCi which provides customized network support, Internet and Intranet consulting, networking, maintenance and disaster recovery services as well as computer and networking product sales to Fortune 500 and 1000 companies. Customers include

ViewCast.com, Inc. and Subsidiaries
Management’s Discussion and Analysis or
Plan of Operation – (Continued)
financial institutions, accounting firms, healthcare providers, pharmaceutical companies and educational institutions primarily in the northeastern United States.
     Critical Accounting Policies
     Management’s discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP). We review the accounting policies we use in reporting our financial results on a regular basis. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an on-going basis we evaluate our estimates, including those related to accounts receivable, inventories, investments, warranty obligations, income taxes, restructuring and contingencies and litigation. Our estimates are based on historical experience and other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. In addition to the items listed above which are affected by estimates, we believe that the following are critical accounting policies used in the preparation of our consolidated financial statements:
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

ViewCast.com, Inc. and Subsidiaries
Management’s Discussion and Analysis or
Plan of Operation – (Continued)
Results of Operations
      Three and Six Months Ended June 30, 2005 compared to Three and Six Months Ended June 30, 2004.
     Net Sales. Net sales for the quarter ended June 30, 2005 increased by 16.7% to $5,625,916 from $4,822,615 reported for the same period in 2004. Net sales for the six months ended June 30, 2005 increased 13.1% to $11,082,092 from $9,801,635 reported during the same period last year. The increase was attributable to increases in both video communications product and IT services and product sales.
     Video Communications Product and Service Sales. During the second quarter ended June 30, 2005, total video communications product and service sales increased by 20.0% to $2,521,006 compared to second quarter revenues in 2004 of $2,101,333. During the six months ended June 30, 2005, total video communications product and service sales of $5,077,469 increased 16.3% compared to same period revenues in 2004 of $4,381,275. The improvement was due to increased sales from both video systems and video capture cards.
     Osprey Product Sales. During the three months ended June 30, 2005, sales of Osprey video component and software products increased 19.2% over 2004 levels. During the six months ended June 30, 2005, sales of Osprey video component and software products increased 11.9% over 2004 levels and represented 80.6% of total 2005 video product revenues, compared to 83.8% of total video product revenues in the first six months of 2004. The increased Osprey revenues reflected a combination of increased demand of our Osprey-500 series and Osprey-200 series product families particularly within the growing domestic and European video communication markets.
     Video Communications System and Applications Software Products. During the three months ended June 30, 2005, combined video system and software sales increased 30.5% over the second quarter of 2004. During the six months ended June 30, 2005, combined system and software sales increased 45.9% over 2004 levels and represented 18.1% of total 2004 video product revenues. The increase in 2005 sales was due to increased multi-unit sales of ViewCast’s Niagara systems and the completion of certain other IVN product sale opportunities.
     IT Services and Products. ViewCast’s DCi subsidiary is a provider of professional information technology and customized network support services to Fortune 500 and Fortune 1000 corporations, mid-sized companies, hospitals, health care facilities and financial institutions primarily in the northeastern United States. During the second quarter of 2005, IT services and product sales increased 14.1% to $3,104,910 from the $2,721,282 reported in the comparable 2004 period. IT services and product sales totaled $6,004,623 for the six months ended June 30, 2005, an increase of 10.5% over the first six months of 2004, which had sales of $5,437,466. The increases were due to both higher service project sales and product sales than the prior year as customers appear to be implement more IT projects.
     During the quarter and six months ended June 30, 2005, service fees provided 81.0% and 82.7%, respectively, of the IT service and product revenues while product sales provided the remainder. During the quarter and six months ended June 30, 2004, service fees provided 85.3% and 84.6%, respectively, of the IT service and product revenues while product sales provided the remainder.
     Other Revenues. Other revenues consist of software maintenance, training, engineering consulting fees and professional services and represented 0.6% of consolidated revenues for the six months ended June 30, 2005. For the quarter and the six months ended June 30, 2005 other revenues totaled $37,955 and $64,850, respectively, a slight decrease over the quarter and the six months ended June 30, 2004 of $43,144 and $79,381, respectively.
     Cost of Sales and Gross Margins. Cost of sales totaled $3,454,040 for the quarter ended June 30, 2005, a 19.5% increase from the $2,890,970 reported for the same period in 2004. Gross profit margin for the quarter ended June 30, 2005 was $2,171,876 or 38.6% compared to $1,931,645 or 40.1% in 2004. The video products segment’s margin for the second quarter of 2005 was 58.9% compared to 61.4% in 2004 and contributed 68.4% of the 2005 gross margin compared to 66.8% of the second quarter gross margin in 2004. The IT services and products margin for the second quarter of 2005 was a 22.1% decline compared to 23.6% in 2004 due to slightly lower margins from increased product sales. Historically IT product sale margins tend to be lower than IT service sales, although

ViewCast.com, Inc. and Subsidiaries
Management’s Discussion and Analysis or
Plan of Operation — (Continued)
margins on sales vary period to period depending on the mix of third-party products sold and the relative availability of those products in the market. The IT services and products segment contributed 31.6% of the 2005 gross margin compared to 33.2% of the second quarter gross margin in 2004.
     Cost of sales totaled $6,744,838 for the six months ended June 30, 2005, a 14.3% increase from the $5,900,330 reported for the same period in 2004. Gross profit margin for the six months ended June 30, 2005 was $4,337,254 or 39.1% compared to $3,901,305 or 39.8% in 2004. The video products segment’s margin for the first six months of 2005 was 59.3% compared to 61.6% in 2004 and contributed 69.4% of the 2005 gross margin compared to 69.2% of the first six months gross margin in 2004. The IT services and products margin for the first six months of 2005 was 22.1% unchanged compared to 22.1% in 2004. The IT services and products segment contributed 30.6% of the 2005 gross margin compared to 30.8% of the first six months gross margin in 2004.
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
     Selling, General and Administrative Expense. Selling, general and administrative (“SG&A”) expenses for the three and six months ended June 30, 2005 totaled $1,773,968 and $3,741,100, respectively, an slight increase from the $1,773,714 and $3,456,623, respectively, reported last year for the same periods. The increase reflects the additional sales and marketing activities and personnel for the video products segment during the first six months of 2005 offset by lower expenses in finance and administration. ViewCast also incurred expenses during the quarter and first six months related to its participation in two major tradeshows.
     Research and Development Expense. Research and development expense for the three and six months ended June 30, 2005 totaled $679,192 and $1,293,959, respectively, an increase of 32.7% and 38.1% over 2004 levels, reflecting an increase in personnel and related expenses for new products compared to the first six months of 2004. Development expenses increase depending on the number of product introductions planned and as the new product prototypes, testing and certifications are completed. There were no material research and development expenses associated with DCi operations during the first six months of 2005 and 2004. Although expenses have increased, we have continued to develop new products and features, such as the Niagara PowerPro, to be released in 2005 and 2006 targeting current and expanded market opportunities.
     Other Expense. Total other expense for the second quarter of 2005 totaled $253,187 compared to $1,429,553 in 2004, and for the six months ended June 30, 2005 totaled $938,455 compared to $1,650,739 in 2004.
     Other expense had significant one-time charges for debt conversion expenses for transactions in 2005 and 2004. In Other Expense, ViewCast has recognized an imputed amount for debt conversion expense equal to the fair value of all securities and other consideration transferred in the transaction in excess of the fair value of securities issuable pursuant to the original conversion terms. The debt conversion expense is a non-cash charge and is a reconciling adjustment in calculating net cash used in operating activities. During the first six months ended June 30, 2005, ViewCast recognized a non-cash debt conversion charge of $485,798 related to the conversion of $1,506,700 principal amount of outstanding Series D Redeemable Convertible Preferred Stock into common stock of ViewCast. This 2005 conversion transaction resulted in a net reduction in convertible debt and an increase in net equity of $1,506,700. During the six months ended June 30, 2004, ViewCast recognized a non-cash debt conversion charge of $1,233,723 related to the conversion of $870,000 principal amount of outstanding 7% convertible debentures into common stock and warrants of ViewCast. This 2004 conversion transaction resulted in a net reduction in convertible debt and an increase in net equity of $870,000. The non-cash charge was recorded in accordance with SFAS No. 84, “Induced Conversions of Convertible Debt”. In other expense, the Company has recognized an imputed amount for debt conversion expense equal to the fair value of all securities and other consideration transferred in the transaction in excess of the fair value of securities issuable pursuant to the original conversion terms. See Note 10 to the Consolidated Financial Statements for further details regarding this transaction.
     Interest expense during the second quarters of 2005 and 2004 was $239,097 and $203,927, respectively representing interest primarily from our stockholder debt, debentures, DCi’s line-of-credit financing and

ViewCast.com, Inc. and Subsidiaries
Management’s Discussion and Analysis or
Plan of Operation — (Continued)
amortization of related issue costs. Interest expense during the first six months of 2005 and 2004 was $452,162 and $423,847, respectively. Interest expense during the second quarter and first six months of 2005 has increased over 2004 levels by 17.2% and 6.7%, respectively, principally due to higher overall outstanding principal balances during the period.
     Net Loss. Net loss for the three and six months ended June 30, 2005 was $667,026 and $1,867,530, respectively, compared to $1,883,501 and $2,345,990, respectively for the same periods in the prior year. Net Loss was substantially affected by an increase in expense recognition due to one-time charges for debt conversion expense of $485,798 in 2005 and of $1,233,723 in 2004.
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
     Net cash provided by operating activities for the six months ended June 30, 2005 was $148,892 resulting from the net loss of $1,867,530 reduced for non-cash adjustments totaling $1,146,768, including the non-cash debt conversion expense of $485,798, and further offset by a net increase in operating liabilities over increases in operating assets of $869,654. Compared to the six months ended June 30, 2004, the net cash provided by operating activities for the first six months ended June 30, 2004 declined by $491,472 principally due to the increase in the net operating loss from expenditures for additional sales, marketing and engineering personnel and for trade shows and new product prototypes.
     Cash utilized for investing activities during the six months ended June 30, 2005 totaled $104,199 for the purchases of property and equipment.
     During the six months ended June 30, 2005, ViewCast’s financing activities provided cash of $241,529 principally from short-term borrowings under ViewCast’s stockholder line of credit facility of $550,000 offset by the repayment of the Keltic debt and other short-term borrowings totaling $318,989.
     Since October 1998, the ViewCast has maintained a working capital line of credit facility with an entity controlled by one of its principal stockholders, Mr. H.T. Ardinger, who also currently serves as Chairman of the Board of Directors of ViewCast. Prior to October 15, 2003, availability of funds under this facility was subject to certain borrowing base limitations based principally on qualifying accounts receivable and inventory with interest payable on demand at 12% and secured by the assets of ViewCast.com, Inc. In October 2003, ViewCast.com, Inc., Osprey Technologies, Inc. and VideoWare, Inc. (jointly and severally, “the Borrower”) amended the terms and conditions of this credit note and security agreement with the Ardinger Family Partnership, LTD. (“Lender”). As of the date of the agreement, the outstanding principal balance of the indebtedness under the original loan agreement was $7,509,582 and accrued and unpaid interest thereon was $1,243,665. Additionally, in October 2003 ViewCast had outstanding $500,000 in advances from Lender for the purchase of DCi in October 2002. Effective October 15, 2003, the terms and conditions of the note agreement were amended to establish a long-term payout for $6,909,582 principal amount of the note and accrued interest of $1,243,665. Additionally, a new $2.0 million short-term line of credit facility was established with an initial principal amount $1.1 million consisting of $600,000 principal amount of the original note and $500,000 of stockholder advances. The amended note agreement reduces the per annum interest rate on stockholder notes from 12% to the lesser of prime plus 3.0% or 9.5%, eliminates the borrowing base requirements based on outstanding accounts receivable and inventory and is secured by all assets of the Borrower.
     Effective April 30, 2004 and August 31, 2004, ViewCast entered into amendments of the terms and conditions of the credit facility to increase the credit line of the revolving credit note to $3.0 million and extended the commencement date for the scheduled payments of the term note and accrued interest from April 30, 2004 to December 31, 2004. Effective March 22, 2005, ViewCast amended the terms and conditions of the credit facility to increase the credit line of the revolving credit note to $3.5 million and extended the commencement date of

ViewCast.com, Inc. and Subsidiaries
Management’s Discussion and Analysis or
Plan of Operation — (Continued)
scheduled payments of the term note and accrued interest from December 31, 2004 to July 31, 2005. Effective July 22, 2005, ViewCast amended the terms and conditions of the credit facility to increase the credit line of the revolving credit note to $4.0 million and extended the commencement date of scheduled payments of the term note and accrued interest from July 31, 2005 to November 30, 2005.
     During the six months ended June 30, 2005, net borrowings under the new stockholder line of credit note were $550,000 resulting in a note principal balance of $3,450,000. At June 30, 2005, ViewCast had availability under the stockholder line of credit of $50,000 and subsequently increased availability to $550,000 based on the amendment effective July 22, 2005 as described in the above paragraph. At June 30, 2005 ViewCast had outstanding $307,402 in stockholder accrued interest attributable to the stockholder line of credit.
     ViewCast also maintains a $1.5 million asset based revolving credit facility with Keltic Financial Partners, LP (“Keltic”) for working capital support of DCi operations. Draws on the revolving credit facility are based on qualifying DCi accounts receivable. The loan balance is reduced as cash collections are received directly by Keltic. ViewCast has entered into a Guaranty of Payment and a Performance and Subordination Agreement with Keltic relating to this facility. During the six months ended June 30, 2005, cash collections in excess of draws reduced the Keltic loan balance to $0 at June 30, 2005. DCi had availability of $1,166,883 under the revolving credit facility as of June 30, 2005.
     On December 10, 2004, the Keltic credit facility was amended to extend the maturity date of the note to January 10, 2005 and to extend the date related to penalties for early prepayment or termination of the loan from December 11, 2004 to January 10, 2005. Effective January 10, 2005, February 15, 2005 and April 15, 2005 the Keltic credit facility was amended which extended the maturity date of the note to from January 11, 2005 to July 15, 2005 and extended the date related to penalties for early prepayment or termination of the loan from January 11, 2005 to July 15, 2005. On July 15, 2005, the Keltic credit facility was further amended to extend the maturity date of the note to October 11, 2005 and to extend the date related to penalties for early prepayment or termination of the loan from July 15, 2005 to October 11, 2005. In April and July 2005, Keltic was paid $3,500 in modification fees in each month pertaining to these note amendments.
     During October 2002 through June 2003, ViewCast issued 150,670 shares of Series D Preferred Stock as partial consideration for the acquisition of DCi and for related investment banking fees. As of June 30, 2004 all shares of Series D Preferred Stock have been converted into Company common stock. Each share of Series D Preferred Stock has a stated value of $10.00 with a conversion option to common stock at $1.50 per share of Company common stock. The Series D Preferred Stock provided redemption rights for the holders and ViewCast, and other rights as described in the Certificate of Designation of the Series D Preferred Stock. The Series D Preferred Stock was redeemable at its stated value at the holders’ option upon written notice at any time after October 11, 2004, to the extent permitted by applicable law.
     Effective March 21, 2005, ViewCast temporarily lowered the conversion price of each of its outstanding Series D Redeemable Convertible Preferred Shares from $1.50 to $0.55 per share. As a result, each Preferred Share was convertible into 18.18 shares of ViewCast common stock based on a stated value of $10.00 per Preferred Share so long as the stockholder converted by 5:00 p.m. Central Time on or before April 15, 2005. During March 2005, stockholders converted 146,138 shares of Series D Redeemable Convertible Preferred Stock into 2,657,058 shares of common stock of ViewCast. During April 2005, the remaining shareholders converted 4,532 shares of Series D Redeemable Convertible Preferred Stock into 82,400 shares of common stock of ViewCast. The conversions were made pursuant to Section 3(a)(9) of the Securities Act of 1933, as amended. This conversion transaction resulted in a net reduction in convertible debt and an increase in net equity of $1,506,700. The debt conversion expense is a non-cash charge and is a reconciling adjustment in calculating net cash used in operating activities. During the six months ended June 30, 2005, ViewCast recognized a non-cash debt conversion charge of $485,798 related to this transaction that is more fully described in Note 9 to the Consolidated Financial Statements.
     At June 30, 2005, ViewCast had 3,833,012 public and public equivalent warrants and 122,500 representative warrants outstanding and exercisable at $1.00. The warrants are redeemable by ViewCast under certain conditions.

ViewCast.com, Inc. and Subsidiaries
Management’s Discussion and Analysis or
Plan of Operation — (Continued)
     At June 30, 2005, ViewCast had a consolidated stockholders’ deficit of $7,847,285, and in accordance with Delaware law, was precluded from paying dividends on its outstanding Series B and Series C convertible preferred stock. As a result, no preferred stock dividends have been declared or paid during 2004. The Series B and Series C preferred stock issues carry cumulative dividends of 8% and 9% per year, respectively, and are generally payable semi-annually in arrears in cash or in ViewCast common stock, at ViewCast’s option. Cumulative dividends in arrears on preferred shares are approximately: Series B-$2,200,000, Series C-$630,000. Holders of Series B and Series C preferred stock have no voting rights except as required by law.
     At June 30, 2005, ViewCast had a working capital deficit of $1,752,510 and cash and cash equivalents of $658,397 an improvement from December 31, 2004, when ViewCast had a working capital deficit of $2,414,147 and cash and cash equivalents of $372,175. The working capital improvement was principally due to the conversion of the Series D Redeemable Preferred Stock into ViewCast common stock. During the six months ended June 30, 2005, ViewCast experienced a sales increase of 13.1% compared to the same period of 2004.
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
     At June 30, 2005, ViewCast had no material commitments for capital expenditures.
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
     During, and shortly following, the fiscal quarter ended March 31, 2005, we experienced a significant amount of turnover in our accounting and finance departments. In particular, our controller and three other accounting managers left the Company with duties related to general ledger, accounts receivable, accounts payable and payroll accounting. Management determined that the loss of these personnel resulted in conditions which, when considered collectively, constituted a material weakness in our internal controls during the first quarter of 2005. Such conditions included:
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
     During and after the first quarter of 2005 ended, the Company took a number of corrective actions to address the material weaknesses discussed above, including:
•	filling all vacancies in the accounting and finance departments with new personnel with expertise in accounting, controls and financial reporting,

•	adding temporary accounting staff to assist new personnel, and

•	appointing a replacement to the Company’s former controller.
     The Company believes that adequate steps have been taken by management to reduce the risk of ineffective disclosure controls and procedures on a going-forward basis.

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

ViewCast.com, Inc.
(Registrant)

BY:

Date: August 15, 2005	/s/ George C. Platt

George C. Platt
Chief Executive Officer
Principal Executive Officer

/s/ Laurie L. Latham

Laurie L. Latham
Chief Financial Officer
Principal Financial Officer

EXHIBIT INDEX

Exhibit
Number
31.1	Rule 13a-14(a)/15d-14(a) Certifications

32.1	Section 1350 Certifications