Form 10QSB
period 2005-09-30
VIEWCAST COM INC
filed 2005-11-14
CIK 921313

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-QSB
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from ________ to _______
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
Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS
Check whether the registrant filed all documents required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐
APPLICABLE ONLY TO CORPORATE ISSUERS
As of October 31, 2005, 25,627,959 shares of the Registrant’s common stock were outstanding.
Transitional Small Business Disclosure Format (check one): Yes ☐ No ☑

ViewCast.com, Inc. and Subsidiaries

VIEWCAST.COM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2004	2005
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$247,121	$8,078
Accounts receivable, less allowance for doubtful accounts of $13,382 and $67,213 at December 31, 2004 and September 30, 2005 respectively	1,045,403	1,319,501
Inventories	1,557,389	2,120,010
Prepaid expenses	106,986	134,748
Assets of discontinued operations	5,113,778	5,344,727

Total current assets	8,070,677	8,927,064

Property and equipment, net	223,810	252,079
Software development costs, net	184,396	138,297
Deposits	43,811	29,326

Total assets	$8,522,694	$9,346,766

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$690,274	$976,704
Accrued expenses	904,921	1,590,410
Deferred revenue	41,897	30,655
Stockholder line of credit	2,900,000	4,050,000
Current maturities of long-term debt	121,432	218,673
Series D redeemable convertible preferred stock	1,506,700	—
Liabilities of discontinued operations	1,907,740	1,968,417

Total current liabilities	8,072,964	8,834,859

Long-term debt less current maturities	11,325	5,497
Stockholder note payable	6,794,422	6,698,456
Stockholder accrued interest	1,626,754	1,898,014

Commitments and contingencies	—	—

Stockholders’ deficit:
Preferred stock, $0.0001 par value, authorized 5,000,000 shares:
Series B convertible — issued and outstanding shares - 800,000	80	80
Series C convertible — issued and outstanding shares - 200,000	20	20
Common stock, $.0001 par value, authorized 100,000,000 shares:
Issued shares - 23,104,942 and 25,889,456 at December 31, 2004 and September 30, 2005, respectively	2,310	2,589
Additional paid-in capital	57,715,654	59,718,391
Accumulated deficit	(65,688,929)	(67,799,234)
Treasury stock, 261,497 shares at cost	(11,906)	(11,906)

Total stockholders’ deficit	(7,982,771)	(8,090,060)

Total liabilities and stockholders’ deficit	$8,522,694	$9,346,766

The accompanying notes are an integral part of these condensed consolidated statements.

VIEWCAST.COM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2004	2005	2004	2005
Net sales	$2,553,378	$3,213,971	$6,920,530	$8,291,440

Cost of sales	1,057,111	1,334,280	2,730,107	3,401,000

Gross profit	1,496,267	1,879,691	4,190,423	4,890,440

Operating expenses:
Selling, general and administrative	1,199,880	1,417,956	3,482,048	4,058,344
Research and development	449,022	479,041	1,385,958	1,773,000
Depreciation and amortization	29,595	47,765	100,169	139,973

Total operating expenses	1,678,497	1,944,762	4,968,175	5,971,317

Operating loss	(182,230)	(65,071)	(777,752)	(1,080,877)

Other expense:
Interest expense	(203,671)	(253,506)	(602,427)	(687,445)
Debt conversion expense	—	—	(1,233,723)	(485,798)
Other	8,802	1,436	8,802	1,477

Total other expense	(194,869)	(252,070)	(1,827,348)	(1,171,766)

Loss from continuing operations	(377,099)	(317,141)	(2,605,100)	(2,252,643)
Income (loss) from discontinued operations	(53,998)	74,366	(171,986)	142,338

NET LOSS	$(431,097)	$(242,775)	$(2,777,086)	$(2,110,305)

Preferred dividends	(206,494)	(206,494)	(614,994)	(612,749)

Net loss applicable to common stockholders	$(637,591)	$(449,269)	$(3,392,080)	$(2,723,054)

Net loss per share — basic and diluted:
Contining operations	$(0.03)	$(0.02)	$(0.15)	$(0.12)
Discontinued operations	(0.00)	0.00	(0.01)	0.01

Net loss per share — basic and diluted	$(0.03)	$(0.02)	$(0.16)	$(0.11)

Weighted average number of common shares outstanding — basic and diluted	22,825,105	25,627,959	21,658,534	24,745,561

The accompanying notes are an integral part of these condensed consolidated statements.

VIEWCAST.COM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005
(UNAUDITED)

	Series B		Series C
	Convertible		Convertible				Additional			Total
	Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated	Treasury	Stockholders’
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Capital	Deficit	Stock	Deficit

Balance, January 1, 2005	800,000	$80	200,000	$20	23,104,942	$2,310	$57,715,654	$(65,688,929)	$(11,906)	$(7,982,771)

Sale of common stock, employee stock purchase plan	—	—	—	—	45,056	5	10,513	—	—	10,518

Conversion of Preferred D shares to common stock	—	—	—	—	2,739,458	274	1,992,224	—	—	1,992,498

Net Loss	—	—	—	—	—	—	—	(2,110,305)	—	(2,110,305)

Balance, September 30, 2005	800,000	$80	200,000	$20	25,889,456	$2,589	$59,718,391	$(67,799,234)	$(11,906)	$(8,090,060)

The accompanying notes are an integral part of this condensed consolidated statement.

VIEWCAST.COM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the nine months ended
	September 30,
	2004	2005
Operating activities:
Net loss from continuing operations	$(2,605,100)	$(2,252,643)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Income (loss) from discontinued operations	(171,986)	142,338
Depreciation of fixed assets	100,169	93,874
Amortization of software development costs	—	46,099
Non-cash charges to interest expense	78,775	—
Non-cash debt conversion expense	1,233,723	485,798
Loss on disposition of property and equipment	(340)	121
Non-cash consulting fees exchanged for options, warrants and common stock	3,797	—
Changes in operating assets and liabilities
Accounts receivable	(118,870)	(274,098)
Inventories	(206,738)	(562,621)
Prepaid expenses	12,697	(27,762)
Deferred charges	(61,823)	—
Deposits	4,327	14,485
Accounts payable	18,857	286,430
Accrued expenses and stockholder accrued interest	523,860	956,749
Deferred revenue	(50,601)	(11,242)

Net cash used in continuing operations	(1,239,253)	(1,102,472)
Net cash provided by discontinued operations	1,001,967	81,722

Net cash used in operating activities	(237,286)	(1,020,750)

Investing activities:
Capitalized software development costs	(139,543)	—
Purchase of property and equipment	(119,474)	(122,264)
Proceeds from disposition of property and equipment	133	—

Net cash used in continuing operations	(258,884)	(122,264)
Net cash used in discontinued operations	(178,532)	(99,157)

Net cash used in investing activities	(437,416)	(221,421)

Financing activities:
Net proceeds from stockholder line of credit	1,250,000	1,150,000
Proceeds from sale of common stock	4,034	10,518
Proceeds from exercise of employee stock options	1,066	—
Net repayments of long-term debt	(61,072)	(4,553)

Net cash provided by continuing operations	1,194,028	1,155,965
Net cash used in discontinued operations	(639,304)	(152,837)

Net cash provided by financing activities	554,724	1,003,128

Net decrease in cash and cash equivalents	(119,978)	(239,043)

Cash and cash equivalents, beginning of period	160,375	247,121

Cash and cash equivalents, end of period	$40,397	$8,078

Supplemental cash flow information:
Cash paid for interest	$37,763	$2,841

Supplemental non-cash flow operating activities:
Purchase of property and equipment with long-term debt	$21,744	$—
Conversion of 7% convertible debentures to common stock	$870,000	$—
Conversion of Series D redeemable convertible preferred stock to common stock	$—	$1,506,700
The accompanying notes are an integral part of these condensed consolidated statements.

ViewCast.com, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
1. Basis of Presentation
     The accompanying unaudited interim consolidated financial statements include the accounts of ViewCast.com, Inc. and its wholly-owned subsidiaries, Delta Computec Inc. (DCi), Osprey Technologies, Inc., VideoWare, Inc. and ViewCast Online Solutions, Inc. (collectively, the Company or ViewCast). All material inter-company accounts and transactions have been eliminated in consolidation. See Note 4 regarding discontinued operations.
     The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Certain prior period balances have been reclassified to conform to current period presentation. Operating results for the three and nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-KSB/A for the year ended December 31, 2004 filed with the Securities and Exchange Commission.
     The Company utilizes significant capital to design, develop and commercialize its products and intends to fund its 2005 operating activities and sales growth by utilizing cash contributed from operations and its available working capital lines of credit to the extent possible. The Company anticipates it will require additional working capital during 2005 and 2006 to support the expansion of sales channels and market distribution, to develop and introduce new products and services, to enhance existing product offerings, to address unanticipated competitive threats or technical problems, to transition adverse economic conditions and for potential acquisition transactions. Therefore, the Company has entered into a definitive agreement dated as of October 11, 2005 to sell the assets and operations of DCi, subject to certain closing conditions, for a combination of $3,000,000 in cash at closing, $300,000 in contingent cash payments and the assumption of certain liabilities as outlined in the terms of the agreement. This transaction allows the Company to retain the benefit of DCi continuing as a reseller and installation and maintenance partner, while reinvesting in the Company’s core growth business of video communications products. Additionally, the proceeds of the sale will be used to reduce debt and strengthen our balance sheet.
     Although the Company has no other firm arrangements with respect to additional capital financing, it considers on an ongoing basis proposals received from potential investors relating to the issuance of equity securities in exchange for a cash investment in the Company. There can be no assurance that additional financing will be available to the Company on acceptable terms, or at all. Additional equity financing may involve substantial dilution to our then existing stockholders. The Company intends to actively pursue other such strategic merger and acquisition activities to the extent possible. In the event the Company is unable to raise additional capital or execute other alternatives, we may be required to sell segments of the business, or substantially reduce or curtail our activities. Such actions could result in charges that could be material to the ViewCast’s results of operations or financial position.
2. Accounts Receivable
     The Company’s accounts receivable are primarily due from resellers and distributors of our video communications products and services. Credit is extended based on evaluation of each customer’s financial condition and, generally collateral is not required except for certain international customers. Accounts receivable are generally due within 30 days and are stated net of an allowance for doubtful accounts. Accounts, which are outstanding longer than contractual payment terms, are considered past due. The Company records an allowance on a specific basis by considering a number of factors, including the length of time trade accounts are past due, the Company’s previous loss history, the credit-worthiness of individual customers, economic conditions affecting specific customer industries and economic conditions in general. The Company writes-off accounts receivable when they become uncollectible and payments subsequently received on such receivables are credited against write-offs in the period the payment is received.

ViewCast.com, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements — Continued
     Changes in the Company’s allowance for doubtful accounts for the three and nine months ended September 30, 2004 and 2005 are as follows:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2004	2005	2004	2005
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Beginning balance	$101,817	$37,964	$72,032	$13,382
Bad debt expense	—	27,431	25,730	62,734
Uncollectible accounts written off, net of recoveries	(4,514)	1,818	(459)	(8,903)

Ending balance	$97,303	$67,213	$97,303	$67,213

3. Inventories
     Inventories consist of the following:

	December 31,	September 30,
	2004	2005
		(Unaudited)
Purchased materials	$491,922	$844,053
Finished goods	1,065,467	1,275,957

	$1,557,389	$2,120,010

4. Discontinued Operations
     The Company has entered into a definitive agreement dated as of October 11, 2005 to sell the assets and operations of DCi for a combination of $3,000,000 in cash at closing, $300,000 in contingent cash payments and the assumption of certain liabilities as outlined in the terms of the agreement. The Company expects the transaction to close sometime in November 2005 subject to certain closing conditions, and the gain or loss will be calculated as of the closing date. (See Note 15).
     The DCi business comprises the Company’s previously reported IT Services and Products segment and is accounted for as a discontinued operation in the accompanying condensed consolidated financial statements.
     The unaudited operating results from discontinued operations are as follows:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2004	2005	2004	2005
Net sales	$2,562,727	$2,985,069	$7,997,208	$8,989,692
Cost of sales	1,988,306	2,268,937	6,215,640	6,947,055

Gross profit	574,421	716,132	1,781,568	2,042,637
Operating expenses	619,961	620,849	1,926,836	1,860,624

Operating income (loss)	(45,540)	95,283	(145,268)	182,013
Other expense:	8,458	7,052	26,718	25,810

Net income (loss) before taxes	(53,998)	88,231	(171,986)	156,203
Income tax expense	—	13,865	—	13,865

Net income (loss)	$(53,998)	$74,366	$(171,986)	$142,338

ViewCast.com, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements — Continued
     The components of net assets of discontinued operations are as follows:

	December 31,	September 30,
	2004	2005
		(Unaudited)
Cash and cash equivalents	$125,054	$305,000
Accounts receivable, less allowance for doubtful accounts	2,475,217	2,824,631
Inventories	62,889	52,853
Prepaid expenses	27,275	163,262
Property and equipment, net	1,074,905	766,794
Goodwill	1,041,430	1,041,430
Customer contracts, net	241,389	125,138
Deposits	65,619	65,619
Accounts payable	(462,876)	(409,196)
Accrued expenses	(484,238)	(387,661)
Deferred revenue	(630,230)	(994,001)
Short-term debt, other	(313,170)	(148,641)
Current maturities of long-term debt	(5,743)	(11,075)
Long-term debt less current maturities	(11,483)	(17,843)

Total net assets of discontinued operations	$3,206,038	$3,376,310

Keltic Financial credit facility for discontinued operations –
     The Company also maintains a $1.5 million asset based revolving credit facility with Keltic Financial Partners, LP (“Keltic”) for working capital support of DCi operations. Draws on the revolving credit facility are based on qualifying DCi accounts receivable. The loan balance is reduced as cash collections are received directly by Keltic. The Company has entered into a Guaranty of Payment and a Performance and Subordination Agreement with Keltic relating to this facility. During the nine months ended September 30, 2005, cash collections in excess of draws reduced the Keltic loan balance to $148,641 at September 30, 2005. DCi had availability of $752,229 under the revolving credit facility as of September 30, 2005.
     On December 10, 2004, the Keltic credit facility was amended to extend the maturity date of the note to January 10, 2005 and to extend the date related to penalties for early prepayment or termination of the loan from December 11, 2004 to January 10, 2005. During 2005, the Keltic credit facility was amended to extend the maturity date of the note to July 15, 2005 and extended the date related to penalties for early prepayment or termination of the loan to July 15, 2005. On July 15, 2005, the Keltic credit facility was further amended to extend the maturity date of the note to October 11, 2005 and to extend the date related to penalties for early prepayment or termination of the loan from July 15, 2005 to October 11, 2005. On October 11, 2005, the Keltic credit facility was further amended to extend the maturity date of the note to December 12, 2005 and to extend the date related to penalties for early prepayment or termination of the loan from October 11, 2005 to December 12, 2005. During 2005, Keltic was paid $10,750 in modification fees pertaining to these note amendments. The credit facility continues to be secured by all DCi assets and is guaranteed by the Company.

ViewCast.com, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements — Continued
5. Accrued Expenses
     Accrued expenses consist of the following:

	December 31,	September 30,
	2004	2005
		(Unaudited)
Stockholder accrued interest (short-term)	$400,040	$811,445
Accrued compensation	189,124	198,758
Accrued legal & professional	47,024	17,999
Accrued warranty	57,744	58,543
Accrued rent	20,833	7,281
Accrued inventory purchases	45,960	261,907
Accrued taxes and other	144,197	234,476

	$904,921	$1,590,410

6. Warranty Reserves
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
     The following table below shows the roll forward of accrued warranty expense for the three and nine months ended September 30, 2004 and 2005:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2004	2005	2004	2005
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Beginning balance	$57,366	$67,698	$60,000	$57,744
Charged to expense	21,059	13,180	40,744	32,188
Usage	(41,248)	(22,334)	(63,567)	(31,389)

Ending balance	$37,177	$58,543	$37,177	$58,543

ViewCast.com, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements — Continued
7. Property and Equipment
     Property and equipment, at cost, consists of the following:

	Estimated
	Useful Life	December 31,	September 30,
	(Years)	2004	2005
			(Unaudited)
Computer equipment	3 to 7	$1,070,307	$1,151,917
Software	3 to 5	592,188	612,214
Leasehold improvements	1 to 5	23,232	23,232
Office furniture and equipment	5 to 7	656,059	637,815

		2,341,786	2,425,178

Less accumulated depreciation and amortization		(2,117,976)	(2,173,099)

		$223,810	$252,079

8. Short-term Debt
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
     During the nine months ended September 30, 2005, net borrowings under the new stockholder line of credit note were $1,150,000 resulting in a note principal balance of $4,050,000. As of September 30, 2005, amounts borrowed

ViewCast.com, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements — Continued
in excess of the $4.0 million credit line have been waived by the lender. At September 30, 2005 the Company had outstanding $396,890 in stockholder accrued interest attributable to the stockholder line of credit.
Short-term debt consists of the following:

	December 31, 2004	September 30, 2005
		(Unaudited)
$4.0 million line of credit note payable to principal stockholder of the Company, secured by all assets of Borrower, with interest due on demand at the lesser of prime (5.25% and 6.75% at December 31, 2004 and September 30, 2005, respectively) plus 3.0% or 9.5% fixed rate, due December 2005.	$2,900,000	$4,050,000

	$2,900,000	$4,050,000

9. Long -Term Debt
     Stockholder Term Note
     In October 2003, the Company amended the terms and conditions of its then outstanding stockholder line of credit to establish a long-term payout for $6,909,582 principal amount of the note and the amended note agreement significantly reduced the per annum interest rate from the original 12% fixed rate and accrued interest of $1,243,665. Term note accrues interest at a per annum rate equal to the lesser of prime (6.75% as of September 30, 2005) plus 3.0% or 9.5% and requires monthly principal repayments of $19,193 commencing on November 30, 2005 and continuing on the last day of each calendar month with a balloon payment for the remaining principal amount due December 31, 2006 (See Note 8). There are no covenants in connection with these notes.
     Long-term debt consists of the following:

	December 31, 2004	September 30, 2005
		(Unaudited)
Stockholder term note with an entity controlled by a principal stockholder of the Company, collateralized by all assets of Borrower, with interest due at a rate per annum equal to the lesser of prime (5.25% and 6.75% at December 31, 2004 and September 30, 2005, respectively) plus 3.0% or 9.5% fixed rate, due December 31, 2006 (See Note 7).	$6,909,582	$6,909,582

Other long-term debt	17,597	13,044

Total long-term debt	6,927,179	6,922,626
Less current maturities	(121,432)	(218,673)

Total long-term debt less current maturities	$6,805,747	$6,703,953

10. Series D Redeemable Convertible Preferred Stock
     During October 2002 through June 2003, the Company issued 150,670 shares of Series D Preferred Stock as partial consideration for the acquisition of DCi and for related investment banking fees. As of September 30, 2005 all shares of Series D Preferred Stock have been converted into Company common stock. Each share of Series D Preferred Stock had a stated value of $10.00 with a conversion option to common stock at $1.50 per share of Company common stock. The Series D Preferred Stock provided redemption rights for the holders and the Company, and other rights as described in the Certificate of Designation of the Series D Preferred Stock. The Series

ViewCast.com, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements — Continued
D Preferred Stock was redeemable at its stated value at the holders’ option upon written notice at any time after October 11, 2004, to the extent permitted by applicable law.
     The value of the 150,670 shares issued and outstanding at December 31, 2004 reflected a discount of $61,269 from the stated value of $1,506,700 that was recorded as imputed interest expense until the initial redemption date of October 11, 2004. Imputed dividends recognized during the quarter ended March 31, 2004 in the amount of $26,259 have been reclassified from additional paid in capital to interest expense to conform to current period presentation. Series D Preferred Stock of $1,506,700 at December 31, 2004 is presented as a current liability due to the October 11, 2004 initial redemption date. There was no outstanding Series D Preferred Stock as of September 30, 2005.
11. Conversion of Convertible Debt to Equity
     The Company accounts for the conversion of convertible debt to equity securities in accordance with SFAS No. 84, “Induced Conversions of Convertible Debt”. In other income (expense), the Company has recognized in 2005 and in 2004 an imputed amount for debt conversion expense equal to the fair value of all securities and other consideration transferred in the transaction in excess of the fair value of securities issuable pursuant to the original conversion terms. The debt conversion expense is a non-cash charge and is a reconciling adjustment in calculating net cash used in operating activities. The conversions were made pursuant to Section 3(a)(9) of the Securities Act of 1933, as amended.
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
     The following table summarizes the accounting for the Series D Redeemable Convertible Preferred Stock conversions that occurred during the nine months ended September 30, 2005 (Unaudited).

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
     The following table summarizes the accounting for the 7% Senior Convertible Debenture conversions that occurred during the nine months ended September 30, 2004 (Unaudited).

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

12. Net Loss Per Share
     Basic net loss per share is calculated by dividing net loss by the number of weighted average common shares outstanding for the period. Since the Company has reported net losses for all periods presented, the computation of diluted loss per share excludes the effects of convertible preferred stock, convertible debt, options, and warrants since their effect is anti-dilutive.
     Following is a summary of excluded securities:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2004	2005	2004	2005
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Stock options	3,046,124	3,151,701	3,191,577	2,969,575
Public and private warrants	4,835,482	4,746,482	4,509,997	4,790,982
Convertible debentures	—	—	95,000	—
Convertible preferred stock — Series B	2,206,896	2,206,896	2,206,896	2,206,896
Convertible preferred stock — Series C	3,333,333	3,333,333	3,333,333	3,333,333
Redeemable convertible preferred Stock — Series D	1,004,466	—	1,004,466	271,717

	14,426,301	13,438,412	14,341,269	13,572,502

13. Stock-Based Compensation
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
     For purposes of pro forma disclosures, the estimated fair value of the options is amortized as expense over the options’ vesting periods. Pro forma information for the three and nine months ended September 30, 2004 and 2005 is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2005	2004	2005
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net loss applicable to common stockholders:	$(637,591)	$(449,269)	$(3,392,080)	$(2,723,054)
As reported
Deduct total stock-based compensation under fair value based method for all awards, net of related tax expense	(314,349)	(140,231)	(939,686)	(417,735)

Pro forma	$(951,940)	$(589,500)	$(4,331,766)	$(3,140,789)

Net loss per share:
As reported	$(0.03)	$(0.02)	$(0.16)	$(0.11)

Pro forma — basic and diluted	$(0.04)	$(0.02)	$(0.20)	$(0.13)

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
     The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. See the Stock-Based Compensation section shown earlier in this note for the pro forma net loss and loss per share amounts for the three and nine months ending September 30, 2004 and September 30, 2005 as if the Company had used a fair-value-based method required under SFAS 123 to measure compensation expense for employee stock incentive awards. Although the Company has not yet determined whether the adoption of SFAS 123R will result in amounts that are different from the current pro forma disclosures under SFAS 123, the Company is evaluating the requirements under SFAS 123R and expects the adoption to have a significant impact on the Company’s consolidated statement of operations and loss per share, but no impact on its financial condition or cash flows.

ViewCast.com, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements — Continued
14. Related Party Transaction
     Since October 1998, the Company has maintained a working capital line of credit facility with a partnership controlled by one of its principal stockholders and Chairman of the Board of the Company, H. T. Ardinger, Jr. (See Note 8). Effective July 22, 2005, the Company amended the terms and conditions of the credit facility to increase the credit line of the Revolving Credit Note from $3.5 million to $4.0 million and extended the commencement date for scheduled payments of the Term Note and Accrued Interest from July 31, 2005 to November 30, 2005.
15. Subsequent Events
     On October 11, 2005, the DCi asset based revolving credit facility with Keltic Financial Partners, LP (“Keltic”) was amended to extend the maturity date of the note to December 12, 2005 and to extend the date related to penalties for early prepayment or termination of the loan from October 11, 2005 to December 12, 2005. In October 2005, Keltic was paid $1,250 in modification fees pertaining to this note amendment. The credit facility continues to be secured by all DCi assets and is guaranteed by the Company.
     On October 11, 2005, the Company entered into a definitive agreement dated as of October 11, 2005 to sell the assets and operations of DCi to an affiliate of Desrosier & Co., a private investment group based in Greenwich, Connecticut. The investment group will purchase substantially all of DCi’s assets, including operating assets, property, contracts and customer lists for a combination of $3,000,000 in cash at closing, $300,000 in contingent cash payments and the assumption of certain liabilities as outlined in the terms of the agreement. The transaction is expected to close in November 2005 and remains subject to certain closing conditions. The purchaser will continue as a reseller channel for the Company as well as a provider of service and support. This transaction allows the Company to retain the benefit of DCi continuing as a reseller and installation and maintenance partner, while reinvesting in the Company’s core growth business of video communications products. Additionally, the proceeds of the sale will be used to reduce debt and strengthen our balance sheet.

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
Overview
     ViewCast.com, Inc., doing business as ViewCast Corporation (“ViewCast”), develops video and audio communications products for delivering content dynamically via a variety of network types and protocols. These products include Osprey® Video capture cards, Niagara® video encoders/servers, and ViewCast® IVN enterprise software and systems. ViewCast products address the video capture, processing, and delivery requirements for a broad range of applications and markets.
     These video communications products are installed in computers, appliances, or within a communications network and are used for a variety of video communication applications, including corporate communications, information gathering, security, training, distance learning, conferencing, Internet video and broadcast applications. Corporations, media organizations, financial institutions, educational networks, healthcare facilities, and government agencies utilize our products and services, as do their customers, vendors and others with whom they may communicate. ViewCast markets its video products and services directly to end-users, through original equipment manufacturers (“OEMs”), value-added resellers (“VARs”) and computer system integrators, worldwide.
Discontinued Operations
     ViewCast also provides professional IT services focused on merged data and video networks through its wholly owned subsidiary Delta Computec Inc. (“DCi”). ViewCast had operated in two in two distinct business segments: (1) video communications products and services and (2) IT services and products. The DCi business comprises ViewCast’s previously reported IT services and products segment and is accounted for as a discontinued operation in the accompanying condensed consolidated financial statements.
     ViewCast has entered into a definitive agreement dated as of October 11, 2005 to sell the assets and operations of DCi, subject to certain closing conditions, for a combination of $3,000,000 in cash at closing, $300,000 in contingent cash payments and the assumption of certain liabilities as outlined in the terms of the agreement. This transaction will allow the Company to retain the benefit of DCi continuing as a reseller and installation and

ViewCast.com, Inc. and Subsidiaries
Management’s Discussion and Analysis or
Plan of Operation – (Continued)
maintenance partner, while reinvesting in the Company’s core growth business of video communications products. Additionally, the proceeds of the sale will be used to reduce debt and strengthen our balance sheet
Critical Accounting Policies
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

ViewCast.com, Inc. and Subsidiaries
Management’s Discussion and Analysis or
Plan of Operation – (Continued)
Results of Operations
Three and Nine Months Ended September 30, 2005 compared to
Three and Nine Months Ended September 30, 2004.
     Net Sales. During the third quarter ended September 30, 2005, net sales increased by 25.9% to $3,213,971 compared to third quarter net sales in 2004 of $2,553,378. During the nine months ended September 30, 2005, net sales of $8,291,440 increased 19.8% compared to same period net sales in 2004 of $6,920,530. The net sales improvement was due to sales growth of both video systems and in video capture cards.
     Osprey Product Sales. During the three months ended September 30, 2005, sales of Osprey video component and software products increased 21.1% over 2004 levels. During the nine months ended September 30, 2005, sales of Osprey video component and software products increased 15.2% over 2004 levels and represented 78.6% of total 2005 video product revenues, compared to 81.7% of total video product revenues in the first nine months of 2004. The increased Osprey revenues reflected increased demand of our Osprey-500 series and Osprey-200 series product families particularly within the growing domestic and European video communication markets.
     Video Communication System and Application Software Products. During the three months ended September 30, 2005, combined video system and software sales increased 46.4% over the third quarter of 2004. During the nine months ended September 30, 2005, combined system and software sales increased 45.7% over 2004 levels and represented 20.1% of total 2005 video product revenues. The increase in 2005 sales was due to increased multi-unit sales of ViewCast’s Niagara systems and the completion of certain other IVN product sale opportunities.
     Other Revenues. Other revenues consist of software maintenance, training, engineering consulting fees and professional services and represented 1.4% of revenues for the nine months ended September 30, 2005. For the quarter and the nine months ended September 30, 2005 other revenues totaled $50,171 and $115,022, respectively, compared to the quarter and the nine months ended September 30, 2004 of $44,545 and $123,925, respectively.
     Cost of Sales and Gross Margins. Cost of sales totaled $1,334,280 for the quarter ended September 30, 2005, an 26.2% increase from the $1,057,111 reported for the same period in 2004. Gross profit margin for the quarter ended September 30, 2005 was $1,879,691 or 58.5% compared to $1,496,267 or 58.6% in 2004. Cost of sales totaled $3,401,000 for the nine months ended September 30, 2005, a 24.6% increase from the $2,730,107 reported for the same period in 2004 due to increased sales. Gross profit margin for the nine months ended September 30, 2005 was $4,890,440 or 59.0% compared to $4,190,423 or 60.6% in 2004.
     We expect future margins for the video products to remain comparable to historical margins in the 50%-60% range. Margins will be affected quarter to quarter by promotional activities, price adjustments, cost of materials, inventory obsolescence, the introduction of new products and the sales mix between products and services in any one reporting period.
     Selling, General and Administrative Expense. Selling, general and administrative (“SG&A”) expenses for the three and nine months ended September 30, 2005 totaled $1,417,956 and $4,058,344, respectively, an increase from the $1,199,880 and $3,482,048, respectively, reported last year for the same periods. The increase reflects the additional sales and marketing activities and personnel for during the first nine months of 2005. ViewCast also incurred expenses during the quarter and first nine months related to its participation in three major tradeshows.
     Research and Development Expense. Research and development expense for the three and nine months ended September 30, 2005 totaled $479,041 and $1,773,000, respectively, an increase of 6.7% and 27.9% over 2004 levels, reflecting an increase in personnel and related expenses for new products compared to the first nine months of 2004. Research and development expenses increase depending on the number of product introductions planned and as new product prototypes, testing and certifications are completed. Although research and development expenses have increased, we released the Niagara PowerPro video encoder in 2005 and continue to develop new products and

ViewCast.com, Inc. and Subsidiaries
Management’s Discussion and Analysis or
Plan of Operation – (Continued)
features scheduled to be released in the remainder of 2005 and in 2006 targeting current and expanded market opportunities.
     Other Expense. Total other expense for the third quarter of 2005 totaled $252,070 compared to $194,869 in 2004, and for the nine months ended September 30, 2005 totaled $1,171,766 compared to $1,827,348 in 2004.
     Other expense had significant one-time charges for debt conversion expenses for transactions in 2005 and 2004. In other expense, ViewCast has recognized an imputed amount for debt conversion expense equal to the fair value of all securities and other consideration transferred in the transaction in excess of the fair value of securities issuable pursuant to the original conversion terms. The debt conversion expense is a non-cash charge and is a reconciling adjustment in calculating net cash used in operating activities. During the first nine months ended September 30, 2005, ViewCast recognized a non-cash debt conversion charge of $485,798 related to the conversion of $1,506,700 principal amount of outstanding Series D Redeemable Convertible Preferred Stock into common stock of ViewCast. This 2005 conversion transaction resulted in a net reduction in convertible debt and an increase in net equity of $1,506,700. During the nine months ended September 30, 2004, ViewCast recognized a non-cash debt conversion charge of $1,233,723 related to the conversion of $870,000 principal amount of outstanding 7% convertible debentures into common stock and warrants of ViewCast. This 2004 conversion transaction resulted in a net reduction in convertible debt and an increase in net equity of $870,000. The non-cash charge was recorded in accordance with SFAS No. 84, “Induced Conversions of Convertible Debt”. In other expense, the Company has recognized an imputed amount for debt conversion expense equal to the fair value of all securities and other consideration transferred in the transaction in excess of the fair value of securities issuable pursuant to the original conversion terms. See Note 10 to the Consolidated Financial Statements for further details regarding this transaction.
     Interest expense during the third quarters of 2005 and 2004 was $253,506 and $203,671, respectively representing interest primarily from our stockholder debt, debentures, and amortization of related issue costs. Interest expense during the first nine months of 2005 and 2004 was $687,445 and $602,427, respectively. Interest expense during the third quarter and first nine months of 2005 has increased over 2004 levels by 24.5% and 14.1%, respectively, principally due to higher overall outstanding principal balances during the period.
     Net Loss from Continuing Operations. ViewCast generated an operating net loss of $65,071 for the third quarter of 2005 compared to an operating loss of $182,230 for the same period in 2004. After reducing net operating loss by other expenses such as interest, the net loss for the third quarter was $317,141 for 2005 compared to the net loss of $377,099 for 2004. Net loss for the nine months ended September 30, 2005 was $2,252,643 compared to $2,605,100 for the same periods in the prior year and was substantially affected by an increase in expense recognition due to one-time charges for debt conversion expense of $485,798 in 2005 and of $1,233,723 in 2004.
     Net Loss from Discontinued Operations. Discontinued operations had net income for the third quarter of $74,366 for 2005 compared to the net loss of $53,988 for 2004. Net income for the nine months ended September 30, 2005 was $142,338 compared to a net loss of $171,986 for the same period in the prior year due to a larger number of special projects with current customers.
     Net Loss. The net loss for the third quarter was $242,775 for 2005 compared to the net loss of $431,097 for 2004. Net loss for the nine months ended September 30, 2005 was $2,110,305 compared to net loss of $2,777,086 for the same period in the prior year.
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

ViewCast.com, Inc. and Subsidiaries
Management’s Discussion and Analysis or
Plan of Operation – (Continued)
     Excluding discontinued operations, net cash used in operating activities for the nine months ended September 30, 2005 was $1,102,472 resulting from the net loss of $2,252,643 reduced for non-cash adjustments totaling $768,230, including the non-cash debt conversion expense of $485,798, and further offset by a net increase in operating liabilities over increases in operating assets of $381,941. Compared to the nine months ended September 30, 2004, the net cash used in operating activities for the first nine months ended September 30, 2004 declined by $136,781 principally due to the increase in accrued expenses for additional sales, marketing and engineering personnel and for trade shows and new product prototypes offset by an increase in inventory and receivables related to higher net sales.
     Excluding discontinued operations, cash utilized for investing activities during the nine months ended September 30, 2005 totaled $122,264 for the purchases of property and equipment.
     During the nine months ended September 30, 2005, ViewCast’s financing activities, excluding discontinued operations, provided cash of $1,155,965 principally from short-term borrowings under ViewCast’s stockholder line of credit facility of $1,150,000 offset by the repayment of other short-term borrowings totaling $4,553.
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
     During the nine months ended September 30, 2005, net borrowings under the new stockholder line of credit note were $1,150,000 resulting in a note principal balance of $4,050,000. As of September 30, 2005, amounts borrowed in excess of the $4.0 million credit line have been waived by the lender. At September 30, 2005 ViewCast had outstanding $396,890 in stockholder accrued interest attributable to the stockholder line of credit.
     During October 2002 through June 2003, ViewCast issued 150,670 shares of Series D Preferred Stock as partial consideration for the acquisition of DCi and for related investment banking fees. As of September 30, 2005 all shares of Series D Preferred Stock have been converted into Company common stock. Each share of Series D Preferred Stock has a stated value of $10.00 with a conversion option to common stock at $1.50 per share of Company common stock. The Series D Preferred Stock provided redemption rights for the holders and ViewCast, and other rights as described in the Certificate of Designation of the Series D Preferred Stock. The Series D

ViewCast.com, Inc. and Subsidiaries
Management’s Discussion and Analysis or
Plan of Operation – (Continued)
Preferred Stock was redeemable at its stated value at the holders’ option upon written notice at any time after October 11, 2004, to the extent permitted by applicable law.
     Effective March 21, 2005, ViewCast temporarily lowered the conversion price of each of its outstanding Series D Redeemable Convertible Preferred Stock from $1.50 to $0.55 per share. As a result, each Preferred Share was convertible into 18.18 shares of ViewCast common stock based on a stated value of $10.00 per Preferred Share so long as the stockholder converted by 5:00 p.m. Central Time on or before April 15, 2005. During March 2005, stockholders converted 146,138 shares of Series D Redeemable Convertible Preferred Stock into 2,657,058 shares of common stock of ViewCast. During April 2005, the remaining shareholders converted 4,532 shares of Series D Redeemable Convertible Preferred Stock into 82,400 shares of common stock of ViewCast. The conversions were made pursuant to Section 3(a)(9) of the Securities Act of 1933, as amended. This conversion transaction resulted in a net reduction in debt and an increase in net equity of $1,506,700. The debt conversion expense is a non-cash charge and is a reconciling adjustment in calculating net cash used in operating activities. During the nine months ended September 30, 2005, ViewCast recognized a non-cash debt conversion charge of $485,798 related to this transaction that is more fully described in Note 9 to the Consolidated Financial Statements.
     At September 30, 2005, ViewCast had 3,833,012 public and public equivalent warrants and 122,500 representative warrants outstanding and exercisable at $1.00. The warrants are redeemable by ViewCast under certain conditions.
     At September 30, 2005, ViewCast had a consolidated stockholders’ deficit of $8,090,060, and in accordance with Delaware law, was precluded from paying dividends on its outstanding Series B and Series C convertible preferred stock. As a result, no preferred stock dividends have been declared or paid during 2005. The Series B and Series C preferred stock issues carry cumulative dividends of 8% and 9% per year, respectively, and are generally payable semi-annually in arrears in cash or in ViewCast common stock, at ViewCast’s option. Cumulative dividends in arrears on preferred shares are approximately: Series B-$2,200,000, Series C-$630,000. Holders of Series B and Series C preferred stock have no voting rights except as required by law.
     At September 30, 2005, ViewCast had working capital of $92,205 including the discontinued operations net assets and cash and cash equivalents of $313,078 ($8,078 in continuing operations and $305,000 in discontinued operations) an improvement in working capital from December 31, 2004, when ViewCast had a working capital deficit of $2,287 including the discontinued operations net assets and cash and cash equivalents of $372,175 ($247,121 in continuing operations and $125,054 in discontinued operations). The working capital improvement was principally due to the conversion of the Series D Redeemable Preferred Stock into ViewCast common stock and the pending asset sale transaction for the DCi discontinued operations scheduled to close in November 2005.
     ViewCast utilizes significant capital to design, develop and commercialize its products and intends to fund its operating activities and sales growth during the next twelve months by utilizing cash contributed from operations and its available working capital lines of credit to the extent possible. ViewCast anticipates it will require additional working capital during 2005 and 2006 to support the expansion of sales channels and market distribution, to develop and introduce new products and services, to enhance existing product offerings, to address unanticipated competitive threats or technical problems, to transition adverse economic conditions, to service its debt and for potential acquisition transactions.
     ViewCast plans to improve its working capital position by increasing sales and through other initiatives that may include raising additional equity, conversion of debt to equity, further acquisitions and by exercise of warrants if market conditions allow. Certain actions have already occurred. ViewCast’s increased product sales and cash flow, coupled with recent initiatives to restructure its balance sheet have made significant improvements to its financial position. In April 2004, $870,000 of debentures converted into equity. In March and April 2005, $1,506,700 of Series D redeemable convertible preferred stock converted into common stock equity. Additionally, ViewCast has entered into a definitive agreement dated as of October 11, 2005 to sell the assets and operations of DCi, subject to certain closing conditions, for a combination of $3,000,000 in cash at closing, $300,000 in contingent cash payments and the assumption of certain liabilities as outlined in the terms of the agreement. This transaction allows ViewCast to retain the benefit of DCi continuing as a reseller and installation and maintenance

ViewCast.com, Inc. and Subsidiaries
Management’s Discussion and Analysis or
Plan of Operation – (Continued)
partner, while reinvesting in ViewCast’s core growth business of video communications products. Additionally, the proceeds of the sale will be used to reduce debt and strengthen our balance sheet.
     ViewCast intends to continue these initiatives and discussions related to current and potentially new debt and equity relationships. Although ViewCast has no other firm arrangements with respect to additional capital financing, it considers on an ongoing basis proposals received from potential investors relating to the issuance of equity securities in exchange for a cash investment in ViewCast. There can be no assurance that additional financing will be available to ViewCast on acceptable terms, or at all. Additional equity financing may involve substantial dilution to our then existing stockholders. ViewCast intends to actively pursue other strategic merger and acquisition activities to the extent possible. In the event we are unable to raise additional capital or execute other alternatives, we may be required to sell segments of the business, or substantially reduce or curtail our activities. Such actions could result in charges that could be material to ViewCast’s results of operations or financial position.
     At September 30, 2005, ViewCast had no material commitments for capital expenditures.
Off-Balance Sheet Arrangements
     ViewCast does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on ViewCast’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

ViewCast.com, Inc. and Subsidiaries
Controls and Procedures
Item 3. Controls and Procedures
     Management, including the Company’s President and Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based upon that evaluation, the President and Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is (i) recorded, processed, summarized and reported as and when required and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal finance officer, as appropriate to allow timely discussion regarding disclosure.
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

ViewCast.com, Inc. (Registrant)

BY:

Date: November 14, 2005	/s/ George C. Platt George C. Platt
Chief Executive Officer
Principal Executive Officer

/s/ Laurie L. Latham Laurie L. Latham
Chief Financial Officer
Principal Financial Officer

EXHIBIT INDEX
Exhibit
Number
31.1	Rule 13a-14(a)/15d-14(a) Certifications

32.1	Section 1350 Certifications