Form 10KSB
period 2005-12-31
VIEWCAST COM INC
filed 2006-03-31
CIK 921313

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-KSB

☑	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2005.

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Transition period from ___to ___.
Commission File Number: 0-29020
ViewCast.com, Inc.
(Name of Small Business Issuer in Its Charter)

Delaware	75-2528700

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

3701 W. Plano Parkway, Suite 300, Plano, TX	75075

(Address of Principal Executive Offices)	(Zip Code)
Issuer’s Telephone Number, Including Area Code: 972-488-7200

Securities registered under Section 12(b) of the Exchange Act:
Securities registered under Section 12(g) of the Exchange Act:

Title of Class
Common Stock, $.0001 par value
Redeemable Common Stock Purchase Warrants
Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐.
Check whether issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ or No ☐.
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB ☐.
Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ or No ☑.
     State issuer’s revenues for its most recent fiscal year. $11,559,204
The aggregate market value of the voting and non-voting common stock held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of March 15, 2006 was $4,343,808. As of March 15, 2006, there were 25,627,959 shares of the Company’s common stock (par value $0.0001) outstanding.
Documents incorporated by reference: Proxy Statement for the 2006 Annual Meeting of Shareholders, Part III.
Transitional Small Business Disclosure Format (Check one). Yes ☐ or No ☑.

PART I
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
     Some of the statements in this Report on Form 10-KSB under “Description of Business”, “Management’s Discussion and Analysis or Plan of Operation”, and elsewhere in the Report constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include statements regarding ViewCast’s expectations, beliefs, hopes, intentions or strategies regarding the future. These statements involve known and unknown risks, uncertainties, and other factors that may cause our or our industry’s actual results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, product demand and market acceptance risks, the impact of competitive products and pricing, product development, commercialization and technological difficulties, capacity and supply constraints or difficulties, general business and economic conditions, the availability of sufficient working capital, the ability to service our debt, continued losses, the effect of our accounting polices and other risks detailed in the Annual Report on Form 10-KSB/A for the year ended December 31, 2004, as amended, the Registration Statements on Form S-3 filed on April 26, 2000 and June 30, 2000 and other filings with the Securities and Exchange Commission.
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
     ViewCast is engaged in designing, developing and marketing video communications products and services. The products enable sophisticated video processing and communications and include the Osprey line of video capture cards, the ViewCast IVN (Interactive Video Network) systems, the Niagara line of video encoding systems and servers, and related application software such as SimulStream® and Niagara SCX®. These products are installed in computers, appliances, or within a communications network and are used for a variety of audio and video communication applications, including corporate communications, information gathering, security, training, distance learning, conferencing, Internet video and broadcast applications. Corporations, media organizations, financial institutions, educational networks, healthcare facilities, and government agencies utilize our products and services, as do their customers, vendors and others with whom they may communicate. ViewCast markets its video products and services directly to end-users, through original equipment manufacturers (“OEMs”), value-added resellers (“VARs”) and computer system integrators, worldwide.
     ViewCast’s senior executives are: Chief Executive Officer George C. Platt, President and Chief Operations Officer David T. Stoner, Chief Financial Officer and Senior Vice President Laurie L. Latham, Senior Vice President

of Sales and Business Development Horace S. Irwin, and Vice President of Marketing Bob Greenberg. Our business was established in 1994 and became a public company in 1997. Our common stock and public warrants currently trade on the OTC Bulletin Board (“OTC BB”) under the symbol VCST-OB and VCSTW-OB. We are headquartered in Plano, Texas.
Discontinued Operations – Sale of Delta Computec Inc. Operating Assets
     ViewCast provided professional IT services focused on merged data and video networks through its wholly owned subsidiary Delta Computec Inc. (“DCi”) until the sale of the assets and operations of DCi on November 18, 2005. On November 18, 2005, ViewCast sold the assets and operations of DCi, subject to certain closing conditions, for a combination of $3,000,000 in cash at closing, $300,000 in contingent cash payments and the assumption of certain liabilities as outlined in the terms of the agreement. This transaction allowed ViewCast to retain the benefit of DCi as a reseller, installation and maintenance partner, while reinvesting in our core growth business of video communications products. Additionally, the proceeds of the sale were used to reduce debt and strengthen our balance sheet.
     Prior to the transaction, ViewCast had operated in two distinct business segments: (1) video communications products and services and (2) IT services and products. The previously reported IT services and products segment had been comprised of DCi’s business which is accounted for in the accompanying consolidated financial statements as a discontinued operation.
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
     We believe cost-effective video communication applications and services are now attainable because the performance, capabilities and cost of the above three key elements have improved significantly. Networks have improved through the deployment of additional bandwidth by carriers and Internet Service Providers (ISPs), new network technologies (such as multicast and wireless), faster capabilities to connect to networks (DSL, fiber and cable modem) and lower bandwidth costs. We believe that the unparalleled reach of the video-capable audience to receive video using an increasing variety of endpoint devices, such as distributed monitors, desk-top and laptop computers, PDAs, and mobile phones, has created increased demand and opportunity.
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

Niagara Media
	Osprey Video	ViewCast IVN	Encoders, Servers
	Capture Cards	Servers and Gateway	and Software

Video Content Capture	x		x
Video Conversion/Editing	x		x
Desktop Video Conferencing		x
Group Video Conferencing		x
Distance Learning and Training	x	x	x
Premise Distribution of TV/Video	x	x	x
Security and Surveillance	x	x	x
Video Analysis	x	x	x
Marketing and Promotional	x	x	x
Media and Entertainment	x		x
The ViewCast Strategy
     Our objective is market growth and financial performance growth. Our initiatives are directed to increase top line revenue, produce profitable results, increase balance sheet strength and expand market share through the following:
•	Focus Our Products on Vertical Market Applications — Leveraging our current expertise and successful products and services, we are emphasizing features and functions that provide an application solution for our customers. Thus, we believe we are positioned to grow with the market and the economy to build market share and add revenues.

•	Expand Sales, Marketing and Distribution — We believe investment in additional marketing and sales initiatives will be appropriate with the market more conducive to technology purchases including the system and application software areas. Our strategy is to utilize a combination of increased marketing exposure with our direct sales force, resellers, system integrators, OEMs and custom application developers to distribute and expand our product and service solutions.

•	Maintain Efficient Operations — We will continue to monitor expenses during 2006.

•	Implement Growth and Strategic Alternatives/Increase Financial Strength — We intend to continue our progress on plans and initiatives to increase the revenue growth rate and financial resources of ViewCast, including potential new capital resources and product, technology or channel related acquisitions.

•	Continue to Increase and Enhance Our Strategic Partnerships — We have established significant industry partnerships with leaders in the technology and video industry. We intend to strengthen these partnerships and continue to establish new partnerships to enhance endorsements, referrals, technology, product development, channel distribution, and sales. We seek companies who can add valuable services, technology or bundling opportunities to our product offerings with the potential of future co-development, merger or acquisition by ViewCast.
ViewCast Products and Services
     ViewCast offers an array of video communication products that can be used for applications in the private and public sectors. Our standards-based and multi-standards based products complement each other and can be used in a variety of ways to best serve our customers’ needs. Our products also work within the framework of legacy systems, and are flexible enough to meet present and future needs. The ViewCast product family includes the Osprey® line of video capture cards, the Niagara® line of video encoding systems and servers, the ViewCast® IVN (Interactive Video Network) distribution and switching system and several other complementary products and technologies from leading suppliers.
     Osprey Video Capture Cards, Codecs and Video Peripheral Products. Under the well-known Osprey brand, we design, develop, manufacture and market standards-based video and audio capture cards and peripheral products for multimedia applications. Osprey cards are sold worldwide through OEMs, integrators, and a worldwide network of VARs and distributors and are recommended by Real Networks, Microsoft and other market leaders.
     We believe our Osprey capture cards offer unique advantages to application developers, integrators and OEMs including extensive Software Developments Kits (“SDKs”). These cards comply with most popular industry video standards, and we provide expert support and development staff to enable custom development of required applications.
     Niagara Streaming Systems. We believe the growth in popularity of our Niagara streaming systems of rack mount and portable systems is due to the growing sector of professional media creators, broadcasters and production professionals seeking state-of-the-art solutions that provide a powerful, low-cost, turnkey option. The Niagara product line consists of a series of capture/encoding systems and streaming servers plus optional accessories and software from ViewCast and selected partners.
     Our Niagara streaming systems are designed to simplify the capture, encoding, editing and/or streaming of video. This product family offers capabilities that remove deployment barriers. Niagara systems are fully integrated and optimized for media systems with Osprey video cards and software, encoding management and control software, media capture software, and video encoding and streaming software.
     Niagara systems and software are distributed directly or through channels to video professionals in media and entertainment enterprises, corporations, ISPs, broadband networks, CDNs, educational institutions and governmental agencies.

     ViewCast IVN Systems. Our ViewCast IVN enterprise-wide video communication system collectively integrates previously separate video technologies into a single video switching and delivery environment. This suite of hardware and software technologies is known as the “ViewCast Interactive Video Network”. Video management software developed by ViewCast provides appropriate controls to each class of video user while removing the user from awareness of the technologies that source and deliver the video. ViewCast IVN integrates technologies that source, switch, distribute and manage live and stored video assets in a variety of applications including video conferencing, premise video distribution, distance learning, video resource sharing and personal video communication.
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
     Our video communication products and services are globally marketed to media and entertainment, Internet, corporate, financial, educational, security/telejustice, healthcare, governmental and network enterprises. In addition, our products are sold or licensed to integrators and VARs to integrate with their products or services. During 2005, there was no significant concentration of sales to one customer that was in excess of 10% of ViewCast’s annual consolidated sales revenues. We plan to build upon our established customer base by expanding distribution and sales and expanding our product market awareness and reach.
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
Production and Supply
     We build our current video products using contract manufacturers in the United States and Asia. Our operations personnel in the Dallas, Texas area are responsible for parts planning, procurement, final testing and inspection to quality standards. We plan for most high-volume production to be handled through large OEMs or contract manufacturers.
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
Research and Development
     We continue to focus on research and development activities on video communications applications, video management and new features for expanded market opportunities. We will continue to make investments in core video technology and processing techniques, focusing on how to best apply the latest advancements in the industry into commercially viable products. In some cases, strategic partnerships will be utilized to enhance our research and development and potentially reduce costs. During the 2004 and 2005 fiscal years we spent approximately $1.83 and $2.28 million, respectively, in research and development activities with no significant portion of such expenses borne directly by our customers.
     New products or feature enhancements are scheduled for launch in 2006 in the Osprey, Niagara and ViewCast IVN product families that will provide new capabilities and features for video applications. We believe these products and services will be competitive and feature unique capabilities. We will maintain integration efforts with third party application software and hardware for our products and services.
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
     We are not aware of any direct competitors that compete in all of our video communication product families and applications. However, among our direct competitors competing with one or more of our products or applications are: Winnov, LP, Optibase Ltd., Digital Rapids, Avistar Communications Corp., AJA Video Systems, Inc., Tandberg Inc., and Polycom, Inc. Electronics manufacturers such as Cisco Systems, Inc. may be sales channels for our products but also actively compete for business in this market.
Patents, Copyrights, Trademarks and Proprietary Information
     We hold a U.S. patent covering certain aspects of compressed video and have four patents pending covering certain aspects of an audio encoding method, a confidence monitor and system, a front panel interface, and a media encoder system. Although we do not believe these patents or any other patent is essential to our business operations, we may apply for additional patents relating to other aspects of our products. We also rely on copyright laws to protect our software applications, which we consider proprietary.
     We believe that product recognition is an important competitive factor and, accordingly, we promote the ViewCast®, Osprey®, Niagara®, SimulStream®, Niagara SCX®,and ViewCast® IVN names, among others, in connection with our marketing activities, and have applied for or received trademark or service mark registration for such names. Our use of these marks and our trade names may be subject to challenge by others, which, if successful, could have a material adverse effect on our operations.
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
Employees
     As of March 15, 2006, we had fifty-seven (57) employees, five (5) of whom are in executive positions, ten (10) of whom are engaged in engineering, research and development, eighteen (18) of whom are engaged in marketing and sales activities, fifteen (15) of whom are engaged in operations and nine (9) of whom are in finance and administration. None of our employees are represented by a labor union. We consider our employee relations to be satisfactory.

Item 2. Description of Property
     Our executive, finance, marketing, design and development offices and some of our sales activities are located in approximately 18,676 square feet of leased space in Plano, Texas. The lease expires in April 2011 and provides for a base annual rent of $204,547. Our assembly operations are located in approximately 7,760 square feet of leased space in Dallas, Texas. The lease expires in January 2007 and provides for a base annual rent of $61,582.
     We believe that our facilities are adequate for our current and reasonable foreseeable future needs and our current facilities can accommodate expansion, as required.
Item 3. Legal Proceedings
     There are no material legal proceedings pending to which we are a party, or of which any of our property is the subject, other than ordinary, routine litigation incidental to the business.
Item 4. Submission of Matters to a Vote of Security Holders
     The company held its annual meeting on October 13, 2005. The proposals submitted to shareholders and the tabulation of votes for each proposal were as follows:
     1. Election of directors for one-year terms.

			Number of
	Number of Votes	Number of	Votes	Broker
Nominees	For	Votes Against	Abstaining	Non-Votes

H.T. Ardinger	21,715,085	84,817	—	830.837
Joseph Autem	21,746,485	53,417	—	830.837
David A. Dean	21,746,485	53,417	—	830.837
George C. Platt	21,730,185	69,717	—	830.837
     2. Adoption of the ViewCast 2005 Stock Incentive Plan.

	Number of Votes	Number of Votes	Broker
Number of Votes For	Against	Abstaining	Non-Votes

3,354,142	227,460	76,750	18,972,387
     3. Adoption of the ViewCast 2005 Employee Stock Purchase Plan.

	Number of Votes	Number of Votes	Broker
Number of Votes For	Against	Abstaining	Non-Votes

3,451,185	195,117	12,050	18,972,387
4.	Ratification of Grant Thornton LLP as the Company’s independent auditors for the fiscal year 2005.

Number of Votes	Number of Votes	Number of Votes	Broker
For	Against	Abstaining	Non-Votes

21,703,912	13,362	82,628	830,837

PART II
Item 5. Market For Common Equity and Related Stockholder Matters
Common Stock Price Range
     As of March 15, 2006, there were 25,627,959 shares of Common Stock and 2,616,348 Public Warrants outstanding. The following table sets forth, for the periods indicated, the high and low sales prices for the Common Stock and the Public Warrants on the OTC-BB. Our Common Stock and Public Warrants are traded on the OTC-BB under the symbol “VCST.OB” and “VCSTW.OB” respectively. These over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions. The trading market in our securities may at times be relatively illiquid due to low trading volume.

	Common Stock		Public Warrants
Fiscal 2004	High	Low	High	Low
1st Quarter	$0.48	$0.32	$0.35	$0.16
2nd Quarter	0.80	0.33	0.35	0.16
3rd Quarter	0.43	0.26	0.25	0.15
4th Quarter	0.41	0.24	0.15	0.10

	Common Stock		Public Warrants
Fiscal 2005	High	Low	High	Low
1st Quarter	$0.44	$0.22	$0.10	$0.06
2nd Quarter	0.42	0.22	0.08	0.08
3rd Quarter	0.36	0.26	0.19	0.06
4th Quarter	0.34	0.20	0.09	0.06
     On March 15, 2006, the last reported sales prices for the Common Stock and the Public Warrants as reported on the OTC-BB were $0.19 and $0.10, respectively. As of March 15, 2006, there were approximately 85 holders of record for the Common Stock and 40 holders of record for the Public Warrants.
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
     ViewCast.com, Inc., doing business as ViewCast Corporation (“ViewCast”), develops video and audio communications products for delivering content dynamically via a variety of network types and protocols. These products include Osprey Video capture cards, Niagara video encoders/servers, and ViewCast IVN enterprise software and systems. ViewCast products address the video capture, processing, and delivery requirements for a broad range of applications and markets.
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
Discontinued Operations
     ViewCast provided professional IT services focused on merged data and video networks through its wholly owned subsidiary Delta Computec Inc. (“DCi”) until the sale of the assets and operations of DCi on November 18, 2005. On November 18, 2005, ViewCast sold the assets and operations of DCi, subject to certain closing conditions, for a combination of $3,000,000 in cash at closing, $300,000 in contingent cash payments and the assumption of certain liabilities as outlined in the terms of the agreement. This transaction allowed ViewCast to retain the benefit of DCi as a reseller, installation and maintenance partner, while reinvesting in our core growth business of video communications products. Additionally, the proceeds of the sale were used to reduce debt and strengthen our balance sheet.
     Prior to the transaction, ViewCast had operated in two distinct business segments: (1) video communications products and services and (2) IT services and products. The previously reported IT services and products segment had been comprised of DCi’s business which is accounted for in the accompanying consolidated financial statements as a discontinued operation.
Financial Highlights of 2005
     Total revenues for the fiscal year ended December 31, 2005 were $11,559,204, a 22.5% increase from revenues of $9,439,042 reported for the same period in 2004. Total operating expenses of $7,945,634 for the fiscal year of 2005 were up 21.1% when compared to the $6,561,608 for the fiscal year of 2004. Operating loss of $1,251,356 for the fiscal year of 2005 increased over the $807,450 operating loss reported in 2004.
     Net loss for the twelve months of 2005 was $3,056,266 or ($0.16) per share, compared to a net loss for 2004 of $2,845,372, or ($0.17) per share. The overall increase in the net loss was due to increased sales, marketing and development expenses and increased net loss from the discontinued operations, offset by an increase in gross profit, and a decrease in debt conversion expense related to the conversion of debentures in the second quarter of 2004 and the conversion of redeemable, convertible preferred stock in the first quarter of 2005.

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
Results of Operations
Year Ended December 31, 2005 compared to Year Ended December 31, 2004.
     Net Sales. Net sales for the year ended December 31, 2005 increased by 22.5% to $11,559,204 from $9,439,042 reported in 2004. The overall increase was due to increases in both capture card and systems revenue.
     Osprey Product Sales. During the year ended December 31, 2005, sales of Osprey video products increased 13.8% over 2004 levels and represented 75.7% of total 2005 video product revenues, compared to 81.5% in 2004. The 2005 European sales of Osprey products improved 2.5% over 2004 levels, while domestic sales and Pacific Rim sales decreased by 2.9% and 5.1%, respectively over 2004 levels.
     ViewCast IVN Video Distribution Systems and Niagara® Streaming/Encoding Systems. During the year ended December 31, 2005, combined systems sales totaled $2,657,321 and represented 23.0% of total 2005 video product revenues, an increase of 66.3% over 2004 combined system sales. The increase was due to Niagara systems sales increasing by 72.3% over 2004 levels and ViewCast IVN systems sales experienced a 31.5% increase over the same period. The increases are mainly due to increased usage of streaming and distributed video for broadcasting, business and governmental applications.
     Other Revenues. Other video product revenues consisting of software maintenance, training, engineering consulting fees and professional services totaled $150,356 during 2005, a slight increase of $1,139 compared to $149,217 reported in 2004.
     Cost of Goods Sold/Gross Margins. Cost of goods sold totaled $4,864,926 for the year ended December 31, 2005, a 32.0% increase from $3,684,884 reported in 2004. Gross profit margin for the year ended December 31, 2005 totaled $6,694,278, an increase of 16.3% over the prior year of $5,754,158.
     We anticipate gross margins, as a percentage of total revenues, will remain in excess of 50% for the video products. Margins will be affected quarter to quarter by promotional activities, price adjustments, cost of materials, inventory obsolescence, introduction of new products and the sales mix between products and services in any one reporting period.
     Selling, General and Administrative Expense. Selling, general and administrative expenses for year ended December 31, 2005 totaled $5,470,746, an increase of 19.0% from $4,599,165 reported last year. The increase reflects an overall increase in sales and marketing related expense partially offset by a 1.8% reduction in expense from finance and administration.
     Research and Development Expense. During 2005, research and development expense totaled $2,284,566, an increase of 24.7% over 2004 level reflecting an increase in personnel, prototype and related expenses. We have continued to develop new products and features in particular focusing on Niagara appliance and software initiatives.
     Other Expense. Total other expense declined for 2005 from $1,434,909 compared to $1,973,922 in 2004. Interest expense for 2005 and 2004 was $950,588 and $814,047, respectively, representing interest primarily from our stockholder debt. Interest expense increased 16.8% over 2004 levels principally due to the increase of the principal through amendments to our stockholder debt.
     Other expense had a significant reduction due to the charge for debt conversion expense. During the quarter ended June 30, 2004, ViewCast recognized a non-cash debt conversion expense of $1,233,723 related to the conversion of $870,000 of outstanding 7% convertible debentures into common stock and warrants of ViewCast. The non-cash charge was recorded in accordance with SFAS No. 84, “Induced Conversions of Convertible Debt”. In other expense, the Company has recognized an imputed amount for debt conversion expense equal to the fair value of all securities and other consideration transferred in the transaction in excess of the fair value of securities issuable pursuant to the original conversion terms. This conversion transaction results in a net reduction in convertible debt and an increase in net equity of $870,000. The debt conversion expense is a non-cash charge and is a reconciling adjustment in calculating net cash used in operating activities. In 2005, ViewCast recognized non-cash debt conversion expense of $485,798 related to the conversion of redeemable, convertible preferred stock into common stock of ViewCast. See Note 10 to the Consolidated Financial Statements for further details regarding this transaction.
     Loss from Discontinued Operations. Loss from discontinued operations was $341,751 compared to $64,000 in 2004. The increase in loss is primarily due to the sale of DCi’s assets and operation and related accounting, legal and other transaction expenses.
     Net Loss. Net loss for the year ended December 31, 2005 was $3,056,266, an increase of 7.4% over the $2,845,372 loss reported in the comparable period in 2004. The overall increase in the net loss was due to increased sales, marketing and development expenses and increased net loss from the discontinued operations, offset by increased gross profit and the decrease in debt conversion expense related to the conversion of debentures in the second quarter of 2004 and the conversion of redeemable, convertible preferred stock in the first quarter of 2005.

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
     Excluding discontinued operations, net cash utilized in operating activities for the year ended December 31, 2005 totaled $2,269,548, an increase from the $1,160,284 net cash used in operating activities during 2004. Net cash used in operating activities for the year ended December 31, 2005 was due to the net loss from operations of $2,714,515 offset by changes in operating assets and liabilities of $89,755 and by non-cash operating expenses of $696,963. Cash provided by changes in operating assets and liabilities was principally due to increases in accrued expenses and interest offset by cash utilized for increased accounts receivable and inventories.
     Excluding discontinued operations, cash utilized for investing activities during the year ended December 31, 2005 totaled $189,996. Cash utilized for investing activities included purchases of $189,996 for computer equipment, demo equipment, and other assets to support video product operations.
     During the year ended December 31, 2005, ViewCast’s financing activities, excluding discontinued operations, generated cash of $454,258 principally due to short-term borrowings under the terms of our stockholder line of credit facility in the amount of $450,000 and proceeds from the sale of common stock and exercise of stock options of $10,520.
     ViewCast’s discontinued operations during the year ended December 31, 2005 had a net loss of $341,751. Net cash generated in discontinuing operating activities for the year totaled $238,138. Net cash provided in investing activities totaled $3,270,723 primarily from the proceeds related to the sale of assets and operations. The net cash utilized in financing activities was for debt repayments of $302,823.
     Since October 1998, ViewCast has maintained a working capital line of credit facility with an entity controlled by one of its principal stockholders, Mr. H.T. Ardinger, who also currently serves as Chairman of the Board of Directors of ViewCast. In October 2003, ViewCast.com, Inc., Osprey Technologies, Inc. and VideoWare, Inc. (jointly and severally, “the Borrower”) amended the terms and conditions of this credit note and security agreement with the Ardinger Family Partnership, LTD. (“Lender”). Effective October 15, 2003, the terms and conditions of the note agreement were amended to establish a long-term payout for $6,909,582 principal amount of the note and accrued interest of $1,243,665. Additionally, a new $2.0 million short-term line of credit facility was established with an initial principal amount $1.1 million. The amended note agreement is secured by all assets of the Borrower.
     Effective April 30, 2004 and August 31, 2004, ViewCast entered into amendments of the terms and conditions of the credit facility to increase the credit line of the revolving credit note from $2.0 million to $3.0 million and extended the commencement date for the scheduled payments of the term note and accrued interest from April 30, 2004 to December 31, 2004. Effective March 22, 2005, ViewCast amended the terms and conditions of the credit facility to increase the credit line of the revolving credit note to $3.5 million and extended the commencement date of scheduled payments of the term note and accrued interest from December 31, 2004 to July 31, 2005. Effective July 22, 2005, ViewCast amended the terms and conditions of the credit facility to increase the credit line of the revolving credit note to $4.0 million and extended the commencement date of scheduled payments of the term note and accrued interest from July 31, 2005 to November 30, 2005. Subsequently, on March 22, 2006, ViewCast amended the terms and conditions of the credit facility to extend the revolving maturity date of the Amended and Restated Promissory Note (Revolving Credit Note) from December 31, 2005 to June 30, 2006, to extend the term maturity date of the Term Loan from December 31, 2006 to December 31, 2007 and to extend the commencement date of scheduled payments of the term note and accrued interest from November 30, 2005 to June 30, 2006.
     During the twelve months ended December 31, 2005, net borrowings under the new stockholder line of credit note were $450,000 resulting in a principal balance of $3,350,000. At December 31, 2005 ViewCast had outstanding $494,278 in stockholder accrued interest attributable to the stockholder line of credit.
     During October 2002 through June 2003, ViewCast issued 150,670 shares of Series D Preferred Stock as partial consideration for the acquisition of DCi and for related investment banking fees. As of December 31, 2005 all shares of Series D Preferred Stock have been converted into Company common stock. Each share of Series D Preferred

Stock has a stated value of $10.00 with a conversion option to common stock at $1.50 per share of Company common stock. The Series D Preferred Stock provided redemption rights for the holders and ViewCast, and other rights as described in the Certificate of Designation of the Series D Preferred Stock. The Series D Preferred Stock was redeemable at its stated value at the holders’ option upon written notice at any time after October 11, 2004, to the extent permitted by applicable law.
     Effective March 21, 2005, ViewCast temporarily lowered the conversion price of each of its outstanding Series D Redeemable Convertible Preferred Stock from $1.50 to $0.55 per share. As a result, each Preferred Share was convertible into 18.18 shares of ViewCast common stock based on a stated value of $10.00 per Preferred Share so long as the stockholder converted by 5:00 p.m. Central Time on or before April 15, 2005. During March 2005, stockholders converted 146,138 shares of Series D Redeemable Convertible Preferred Stock into 2,657,058 shares of common stock of ViewCast. During April 2005, the remaining shareholders converted 4,532 shares of Series D Redeemable Convertible Preferred Stock into 82,400 shares of common stock of ViewCast. The conversions were made pursuant to Section 3(a)(9) of the Securities Act of 1933, as amended. This conversion transaction resulted in a net reduction in debt and an increase in net equity of $1,506,700. The debt conversion expense is a non-cash charge and is a reconciling adjustment in calculating net cash used in operating activities. During the year ended December 31, 2005, ViewCast recognized a non-cash debt conversion charge of $485,798 related to this transaction that is more fully described in Note 10 to the Consolidated Financial Statements.
     At December 31, 2005, ViewCast had 3,833,012 public and public equivalent warrants and 122,500 representative warrants outstanding and exercisable at $1.00. On January 20, 2006, ViewCast extended the expiration date of its public and public equivalent common stock purchase warrants from the prior expiration date of February 3, 2006 to February 3, 2007. Additionally, ViewCast decreased the exercise price of these warrants to $0.275 per share from $1.00 per share beginning on March 1, 2006, until the warrant expiration date. The warrants are redeemable by the Registrant under certain conditions.
     At December 31, 2005, ViewCast had a consolidated stockholders’ deficit of $9,036,019, and in accordance with Delaware law, was precluded from paying dividends on its outstanding Series B and Series C convertible preferred stock. As a result, no preferred stock dividends have been declared or paid during 2005. The Series B and Series C preferred stock issues carry cumulative dividends of 8% and 9% per year, respectively, and are generally payable semi-annually in arrears in cash or in ViewCast common stock, at ViewCast’s option. Cumulative dividends in arrears on preferred shares are approximately: Series B-$2,560,000, Series C-$720,000. Holders of Series B and Series C preferred stock have no voting rights except as required by law.
     At December 31, 2005, ViewCast had a working capital deficit of $480,815 and cash and cash equivalents of $1,432,738. During the year ended December 31, 2005, ViewCast experienced a sales increase of 22.5% compared to the same period of 2005, and while wary of current economic conditions, management anticipates that revenues during 2006 will continue to increase over 2005 levels. Net operating loss for the year ended December 31, 2005 increased $443,906 compared to the same period in 2004. ViewCast also anticipates that losses may occur during 2006, or until such time as total profit margins from the sales of its products and services exceeds its total development, selling, administrative and financing costs.
     ViewCast utilizes significant capital to design, develop and commercialize its products and intends to fund its operating activities and sales growth during the next twelve months by utilizing cash contributed from operations and its available working capital lines of credit to the extent available. ViewCast anticipates it will require additional working capital during 2006 to support the expansion of sales channels and market distribution, to develop and introduce new products and services, to enhance existing product offerings, to address unanticipated competitive threats or technical problems, to transition adverse economic conditions, to service its debt and for potential acquisition transactions.
     ViewCast plans to improve its working capital position by increasing sales and through other initiatives that may include raising additional equity, conversion of debt to equity and by exercise of warrants if market conditions allow. Certain actions have already occurred. ViewCast’s increased product sales and cash flow, coupled with recent initiatives to restructure its balance sheet have made significant improvements to its financial position. In April 2004, $870,000 of debentures converted into equity. In March and April 2005, $1,506,700 of Series D redeemable convertible preferred stock converted into common stock equity. Additionally, ViewCast sold the assets and operations of DCi, subject to certain closing conditions, for a combination of $3,000,000 in cash at closing, $300,000 in contingent cash payments and the assumption of certain liabilities as outlined in the terms of the agreement. This transaction allows ViewCast to retain the benefit of DCi as a reseller and installation and maintenance partner, while reinvesting in ViewCast’s core growth business of video communications products. Additionally, the proceeds of the sale were used to reduce debt and strengthen our balance sheet.
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
     At December 31, 2005, ViewCast had no material commitments for capital expenditures.
Operating Leases
     The following table summarizes ViewCast’s operating leases with definitive payment terms that will require cash outlays in the future. These amounts are as of December 31, 2005:

Contractual Obligations				(In thousands)
and Commitments:	2006	2007	2008	2009	2010	Thereafter	Total

Operating leases	$265	$249	$237	$207	$205	$68	$1,231
     ViewCast is obligated under various operating lease agreements, primarily for office facilities that expire at various dates through 2011. The scheduled monthly base rental payments for facilities range from $5,122 to $17,898 and differ from the monthly rental expense due to free or varied monthly rental payments during the term of the lease agreements.
New Accounting Standards
     In December 2004, the Financial Accounting Standards Board (“FASB”) enacted Statement of Financial Accounting Standards 123 — revised 2004 (“SFAS 123R”), Share-Based Payment, which replaces Statement of Financial Accounting Standards No. 123 (“SFAS 123”), Accounting for Stock-Based Compensation and supersedes APB Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees. SFAS 123R requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in ViewCast’s consolidated statement of earnings. The accounting provisions of SFAS 123R are effective for reporting periods beginning after December 15, 2005.
     The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. See Note 2 in the financial statements for the pro forma net loss and loss per share amounts for 2004 and 2005 as if ViewCast had used a fair-value-based method required under SFAS 123 to measure compensation expense for employee stock incentive awards. In 2006, ViewCast estimates that it will record $928 in option expense.
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

Item 7. Financial Statements and Supplementary Data
ViewCast.com, Inc. and Subsidiaries
Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm
The Board of Directors
ViewCast.com, Inc.
We have audited the accompanying consolidated balance sheets of ViewCast.com, Inc. and subsidiaries as of December 31, 2004 and 2005, and the related consolidated statements of operations, stockholders’ deficit and cash flows for each of the two years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above, present fairly, in all material respects, the consolidated financial position of ViewCast.com, Inc. and subsidiaries as of December 31, 2004 and 2005, and the consolidated results of their operations and their cash flows for each of the two years ended December 31, 2004 and 2005, in conformity with accounting principles generally accepted in the United States of America.
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company incurred significant losses and had significant negative cash flows from operations during 2005 and has a working capital deficit as of December 31, 2005. The Company is dependent upon the proceeds from additional sales of its equity securities or other alternative financing. These factors raise substantial doubt about the ability of the Company to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ GRANT THORNTON LLP

Dallas, Texas
March 28, 2006

VIEWCAST.COM, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2004	2005
ASSETS
Current assets:
Cash and cash equivalents	$247,121	$1,447,873
Accounts receivable, less allowance for doubtful accounts of $13,382 and $13,171 at December 31, 2004 and December 31, 2005 respectively	1,045,403	1,304,776
Inventories	1,557,389	2,011,491
Prepaid expenses	106,986	73,074
Assets of discontinued operations	5,113,778	—

Total current assets	8,070,677	4,837,214

Property and equipment, net	223,810	284,828
Software development costs, net	184,396	122,931
Deposits	43,811	29,326

Total assets	$8,522,694	$5,274,299

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$690,274	$582,263
Accrued expenses	946,818	1,243,377
Stockholder line of credit	2,900,000	3,350,000
Current maturities of long-term debt	121,432	142,389
Series D redeemable convertible preferred stock	1,506,700	—
Liabilities of discontinued operations	1,907,740	—

Total current liabilities	8,072,964	5,318,029

Long-term debt less current maturities	11,325	3,298
Stockholder note payable	6,794,422	6,775,230
Stockholder accrued interest	1,626,754	2,213,761

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, $0.0001 par value, authorized 5,000,000 shares:
Series B convertible — issued and outstanding shares - 800,000	80	80
Series C convertible — issued and outstanding shares - 200,000	20	20
Common stock, $.0001 par value, authorized 100,000,000 shares:
Issued shares - 23,104,942 and 25,889,456 at December 31, 2004 and December 31, 2005, respectively	2,310	2,589
Additional paid-in capital	57,715,654	59,718,393
Accumulated deficit	(65,688,929)	(68,745,195)
Treasury stock, 261,497 shares at cost	(11,906)	(11,906)

Total stockholders’ deficit	(7,982,771)	(9,036,019)

Total liabilities and stockholders’ deficit	$8,522,694	$5,274,299

The accompanying notes are an integral part of these consolidated statements.

VIEWCAST.COM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2004	2005
Net sales	$9,439,042	$11,559,204

Cost of sales	3,684,884	4,864,926

Gross profit	5,754,158	6,694,278

Operating expenses:
Selling, general and administrative	4,599,165	5,470,746
Research and development	1,831,776	2,284,566
Depreciation and amortization	130,667	190,322

Total operating expenses	6,561,608	7,945,634

Operating loss	(807,450)	(1,251,356)

Other expense:
Interest expense	(814,047)	(950,588)
Debt conversion expense	(1,233,723)	(485,798)
Other	73,848	1,477

Total other expense	(1,973,922)	(1,434,909)

Income tax expense	—	(28,250)

Loss from continuing operations	(2,781,372)	(2,714,515)

Loss from discontinued operations	(64,000)	(341,751)

NET LOSS	$(2,845,372)	$(3,056,266)

Preferred dividends	(909,015)	(819,243)

Net loss applicable to common stockholders	$(3,754,387)	$(3,875,509)

Net loss per share — basic and diluted:
Continuing operations	$(0.17)	$(0.14)
Discontinued operations	(0.00)	(0.01)

Net loss per share — basic and diluted	$(0.17)	$(0.16)

Weighted average number of common shares outstanding — basic and diluted	21,954,576	24,964,955

The accompanying notes are an integral part of these consolidated statements.

VIEWCAST.COM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2005

	Series B		Series C
	Convertible		Convertible				Additional			Total
	Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated	Treasury	Stockholders'
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Capital	Deficit	Stock	Deficit
Balances, January 1, 2004	800,000	$80	200,000	$20	20,950,118	$2,095	$55,597,946	$(62,843,557)	$(11,906)	$(7,255,322)

Conversion of 7% senior convertible debentures to common stock	—	—	—	—	2,121,947	212	1,944,518	—	—	1,944,730

Sale of common stock, employee stock purchase plan	—	—	—	—	28,545	2	9,334	—	—	9,336

Exercise of employee stock options	—	—	—	—	4,332	1	1,065	—	—	1,066

Value of options and warrants issued for consulting services	—	—	—	—	—	—	3,798	—	—	3,798

Warrants issued to converting debenture holders	—	—	—	—	—	—	158,993	—	—	158,993

Net loss	—	—	—	—	—	—	—	(2,845,372)	—	(2,845,372)

Balances, December 31, 2004	800,000	80	200,000	20	23,104,942	2,310	57,715,654	(65,688,929)	(11,906)	(7,982,771)

Sale of common stock, employee stock purchase plan	—	—	—	—	45,056	5	10,515	—	—	10,520

Conversion of Preferred D shares to common stock	—	—	—	—	2,739,458	274	1,992,224	—	—	1,992,498

Net loss	—	—	—	—	—	—	—	(3,056,266)	—	(3,056,266)

Balances, December 31, 2005	800,000	$80	200,000	$20	25,889,456	$2,589	$59,718,393	$(68,745,195)	$(11,906)	$(9,036,019)

The accompanying notes are an integral part of these consolidated statements.

VIEWCAST.COM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2004	2005
Operating activities:
Net loss from continuing operations	$(2,781,372)	$(2,714,515)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Loss from discontinued operations	(64,000)	(341,751)
Bad debt expense	(58,191)	20,722
Depreciation of fixed assets	130,667	128,857
Amortization of software development costs	—	61,465
Non-cash charges to interest expense	87,528	—
Non-cash debt conversion expense	1,233,723	485,798
Gain (loss) on disposition of property and equipment	(137)	121
Non-cash consulting fees exchanged for options, warrants and common stock	3,797	—
Changes in operating assets and liabilities
Accounts receivable	(90,302)	(280,095)
Inventories	(65,344)	(454,102)
Prepaid expenses	(23,652)	33,912
Deferred charges	23,177	—
Deposits	4,328	14,485
Accounts payable	(155,645)	(108,011)
Accrued expenses and stockholder accrued interest	649,807	883,566
Deferred revenue	(54,668)	—

Net cash used in continuing operations	(1,160,284)	(2,269,548)
Net cash provided by discontinued operations	556,107	238,138

Net cash used in operating activities	(604,177)	(2,031,410)

Investing activities:
Capitalized software development costs	(184,396)	—
Purchase of property and equipment	(147,987)	(189,996)

Net cash used in continuing operations	(332,383)	(189,996)
Net cash provided by (used in) discontinued operations	(197,124)	3,270,723

Net cash provided by (used in) investing activities	(529,507)	3,080,727

Financing activities:
Net proceeds from stockholder line of credit	1,600,000	450,000
Proceeds from sale of common stock and warrant	9,337	10,520
Proceeds from exercise of employee stock options	1,066	—
Repayments of long-term debt	(62,404)	(6,262)

Net cash provided by continuing operations	1,547,999	454,258
Net cash used in discontinued operations	(327,569)	(302,823)

Net cash provided by financing activities	1,220,430	151,435

Net increase in cash and cash equivalents	86,746	1,200,752

Cash and cash equivalents, beginning of period	160,375	247,121

Cash and cash equivalents, end of period	$247,121	$1,447,873

Supplemental cash flow information:
Cash paid for interest	$37,846	$3,596

Supplemental non-cash flow operating activities:
Purchase of property and equipment with long-term debt	$21,745	$—
Conversion of 7% convertible debentures to common stock	$870,000	$—
Conversion of Series D redeemable convertible preferred stock to common stock	$—	$1,506,700
The accompanying notes are an integral part of these consolidated statements.

ViewCast.com, Inc.
Notes to the Consolidated Financial Statements
1. The Company and Description of Business
     The accompanying consolidated financial statements include the accounts of ViewCast.com, Inc. dba ViewCast Corporation and its wholly-owned subsidiaries, Delta Computec Inc., VideoWare, Inc., Osprey Technologies, Inc. and ViewCast Online Solutions, Inc. (collectively, ViewCast or the Company). The Company is engaged in developing and marketing video and audio communications products for delivering content dynamically via a variety of network types and protocols. These products include Osprey® Video capture cards, Niagara® video encoders/servers, and ViewCast® IVN enterprise software and systems. ViewCast products address the video capture, processing, and delivery requirements for a broad range of applications and markets. The Company markets its video products and services directly to end-users, through original equipment manufacturers, value-added resellers and computer system integrators, worldwide. On November 18, 2005, the Company sold the assets and operations of Delta Computec Inc., a provider of professional information technology services and products, for a combination of $3,000,000 in cash at closing, $300,000 in contingent cash payments and the assumption of certain liabilities as outlined in the terms of the agreement. This transaction allowed the Company to retain the benefit of DCi as a reseller, installation and maintenance partner, while reinvesting in the Company’s core growth business of video communication products.
    The Company utilizes significant capital to design, develop and commercialize its products and intends to fund its 2005 operating activities and sales growth by utilizing cash contributed from operations and its available working capital lines of credit to the extent possible. As there is a net working deficit as of December 31, 2005, the Company anticipates it will require additional working capital during 2006 to support operations and the expansion of sales channels and market distribution, to develop and introduce new products and services, to enhance existing product offerings, to address unanticipated competitive threats or technical problems, to transition adverse economic conditions and for potential acquisition transactions. Although the Company has no firm arrangements with respect to additional financing, it is currently considering proposals relating to the issuance of equity securities in exchange for a cash investment in the Company. There can be no assurance that additional financing will be available to the Company on acceptable terms, or at all. Additional equity financing may involve substantial dilution to our then existing stockholders. In the event the Company is unable to raise additional capital or execute other alternatives, we may be required to sell segments of the business, or substantially reduce or curtail our activities. Such actions could result in charges that could be material to ViewCast’s results of operations or financial position.
     The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As reflected in the accompanying consolidated financial statements, the Company incurred significant net losses of $2,845,372, and $3,056,266 for the years ended December 31, 2004 and 2005, respectively. These losses, in conjunction with the matters discussed above, raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from this uncertainty.
2. Summary of Significant Accounting Policies
     Principles of Consolidation
     The consolidated financial statements include the accounts of the Company and all of its subsidiaries, all of which are wholly-owned. All inter-company accounts and transactions have been eliminated in consolidation. See Note 4 regarding discontinued operations.
     Cash and Cash Equivalents
     The Company considers all highly liquid investments purchased with an initial maturity of three months or less to be cash equivalents.
     Accounts Receivable
     The Company’s accounts receivable are primarily due from resellers and distributors of its video distribution. Credit is extended based on evaluation of each customer’s financial condition and, generally collateral is not

ViewCast.com, Inc.
Notes to the Consolidated Financial Statements
required except for certain international customers. Accounts receivable are generally due within 30 days and are stated net of an allowance for doubtful accounts. Accounts are considered past due if outstanding longer than contractual payment terms. The Company records an allowance on a specific basis by considering a number of factors, including the length of time trade accounts are past due, the Company’s previous loss history, the credit-worthiness of individual customers, economic conditions affecting specific customer industries and economic conditions in general. The Company writes-off accounts receivable when they become uncollectible and payments subsequently received on such receivables are credited against write-offs in the period the payment is received.
     Changes in the Company’s allowance for doubtful accounts for the years ended December 31, 2004 and 2005 are as follows:

	Year ended December 31,
	2004	2005
Beginning balance	$72,032	$13,382
Bad debt expense	(58,191)	20,722
Uncollectible accounts written off, net of recoveries	(459)	(20,933)

Ending balance	$13,382	$13,171

     Inventories
     Inventories consist primarily of purchased electronic components and computer system products, along with the related documentation manuals and packaging materials. Inventories are carried at the lower of cost or market, cost being determined at average cost.
     In order to assess the ultimate realization of inventories, the Company is required to make judgments as to the future demand requirements compared to current or committed inventory levels. Write downs are made to the lower of cost or market when projected demand requirements decrease due to market conditions, technological obsolescence and product life cycle changes.
     Property and Equipment
     Property and equipment is recorded at cost. Depreciation is determined using the straight-line method over the estimated useful lives, generally three to seven years, of the related assets. Leasehold improvements are amortized over the shorter of the useful life or the term of the related leases. Service assets include equipment located at customer sites. Service assets are depreciated over the expected life of three years, or if the equipment is utilized in service operations, it is immediately expensed if the replacement part, which is recovered, is not repairable. Expenditures for repairs and maintenance are charged to operations as incurred; renewals and betterments are capitalized. Gains and losses on the disposition of property and equipment are recorded in the period incurred.
     Software Development Costs
     Costs of developing new software products and substantial enhancements to existing software products are expensed as incurred until technological feasibility has been established, after which time additional costs incurred are capitalized. Amortization of capitalized software development costs begins when products are available for general release to customers, and is computed using the greater of the revenue method or the straight-line method over a period not to exceed three years. Capitalized Software consists of the following:

	December 31, 2004			December 31, 2005
	Average	Gross		Gross
	life	carrying	Accumulated	carrying	Accumulated
	(years)	amount	amortization	amount	amortization
Capitalized Software	3	$851,635	$667,239	$851,635	$728,704

ViewCast.com, Inc.
Notes to the Consolidated Financial Statements — Continued
     The estimated aggregate amortization expenses for the next two succeeding years are as follows:

2006	$61,465
2007	61,466

$122,931

     Impairment of Long-Lived Assets
     Assets that are held and used are analyzed for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. Impairment is recognized when the estimated undiscounted cash flow generated by those assets is less than the carrying amounts of such assets. The amount of impairment is the excess of the carrying amount over the fair value of such assets. Assets held for sale are carried at the lower of carrying amount or fair value less selling costs. No impairment charges were recognized for years ended 2004 and 2005.
     Revenue Recognition
     The Company applies provisions of SEC Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements as revised by SAB 104, Revenue Recognition, SOP 97-2, Software Revenue Recognition, as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions and EITF 00-21, Revenue Arrangements with Multiple Deliverables to transactions involving sales of its hardware and software products. Under these guidelines, the Company recognizes revenue on transactions where persuasive evidence of an arrangement exists, title has transferred, product payment is not contingent upon performance of installation or service obligations, the price is fixed or determinable and payment is reasonably assured. The Company accrues warranty costs and sales allowances for promotional activities at time of shipment based on historical experience.
     Product sales are recognized upon shipment, provided title and risk of loss has passed to the customer, there is evidence of an arrangement, fees are fixed or determinable, and collectibility is reasonably assured. Transactions that do not meet all these requirements are deferred until the point at which these requirements are satisfied.
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
     Following is a summary of average outstanding excluded securities:

	For the Year Ended December 31,
	2004	2005
Stock options	3,117,095	3,015,150
Public and private warrants	4,575,094	4,782,082
Convertible debentures	76,000	—
Convertible preferred stock — Series B	2,206,896	2,206,896
Convertible preferred stock — Series C	3,333,333	3,333,333
Redeemable convertible preferred Stock — Series D	1,004,466	217,373

	14,312,884	13,554,834

     Deferred Charges
     Total deferred charges of $23,177 were amortized as interest expense for 2004. These costs had been incurred in connection with debt financing in an earlier year.

ViewCast.com, Inc.
Notes to the Consolidated Financial Statements — Continued
     Warranty Reserves
     Reserves are provided for the estimated warranty costs when revenue is recognized. The costs of warranty obligations are estimated based on the Company’s warranty policy or applicable contractual warranty, historical experience of known product failure rates and use of materials and service delivery charges incurred in correcting product failures. Specific warranty accruals may be made if unforeseen technical problems arise. If actual experience, relative to these factors, adversely differs from these estimates, additional warranty expense may be required.
     The following table below shows the roll forward of the warranty reserve for the years ended December 31, 2004 and 2005:

	Year ended December 31,
	2004	2005
Beginning balance	$60,260	$57,744
Charged to expense	48,931	48,279
Usage	(51,447)	(48,356)

Ending balance	$57,744	$57,667

     Risks and Uncertainties
     Financial instruments that potentially subject the Company to credit risk consist principally of cash, cash equivalents and trade accounts receivable. The Company invests its cash and cash equivalents with commercial banks in Texas. The Company sells its products and services primarily to end users, distributors and resellers without requiring collateral; however, the Company routinely assesses the financial condition of its customers and maintains allowances for anticipated losses. The following table outlines the number of customers that accounted for more than 10% of annual sales and receivable balances:

	Customers Exceeding 10%		Customers exceeding 10% of
	of Net Sales		Year-End Accounts Receivable
			Balance
	Number of	Combined	Number of	Combined
Year	Customers	Percent	Customers	Percent
2004	2	27%	2	33%
2005	—	—	2	22%
     The Company believes it has no significant credit risk in excess of provided reserves.
     The Company is substantially dependent on its third-party suppliers and manufacturers to supply its components and electronic parts, including standard and custom-designed components.
Use of Estimates
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant estimates used in preparing these financial statements are related primarily to accounts receivable allowances, inventory valuation, warranty reserves, deferred tax asset valuation allowances and the recoverability of other intangibles related to acquisitions. Management believes the estimates used in preparing the financial statements are reasonable; however, actual results could differ from those estimates.

ViewCast.com, Inc.
Notes to the Consolidated Financial Statements — Continued
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
     Advertising Costs
     Advertising costs are expensed as incurred. Advertising expense for the years ended December 31, 2004 and 2005 was $198,888 and $475,066, respectively.
     Fair Value of Financial Instruments
     The Company believes that the carrying amount of certain of its financial instruments, which include cash equivalents, accounts receivable, accounts payable, short-term debt and accrued expenses, approximate fair value due to the short-term maturities of these instruments. The Company also believes the carrying value of its long-term debt approximates fair value at December 31, 2005 because actual interest rates were consistent with rates estimated to be available for obligations with similar terms and conditions.
     Stock-Based Compensation
     The Company has elected to follow Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees,” in its primary financial statements and has provided supplemental disclosures required by Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation” and by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123.”
     Option exercise prices are equal to the market price on the date of grant. A portion of the shares under grant become exercisable after one year and remaining shares vest monthly thereafter on a straight line basis over the vesting term of the option (generally three to five years). Options expire after ten years.
     SFAS 123 requires the disclosure of pro forma net income and earnings per share information computed as if the Company had accounted for its employee stock options granted under the fair value method set forth in SFAS 123. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	2004	2005
Risk-free interest rate	3.87%	4.15%
Dividend yield	0%	0%
Volatility factor of the market price of the Company’s common stock	111%	108%
Expected life of the options (years)	4.8	4.5

ViewCast.com, Inc.
Notes to the Consolidated Financial Statements — Continued
     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting periods. Pro forma information for the years ended December 31, 2004 and 2005 is as follows:

	2004	2005
Net loss applicable to common stockholders:	$(2,845,372)	$(3,056,266)
As reported
Deduct total stock-based compensation under fair value based method for all awards	(1,255,882)	(569,478)

Pro forma	$(4,101,254)	$(3,625,744)

Net loss per share:
As reported	$(0.17)	$(0.16)

Pro forma — basic and diluted	$(0.23)	$(0.15)

     In December 2004, the Financial Accounting Standards Board (“FASB”) enacted Statement of Financial Accounting Standards 123 — revised 2004 (“SFAS 123R”), Share-Based Payment, which replaces SFAS 123 and supersedes APB 25. SFAS 123R requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in the Company’s consolidated statement of operations. The accounting provisions of SFAS 123R are effective for reporting periods beginning after December 15, 2005.
     The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. See the Stock-Based Compensation section shown earlier in this note for the pro forma net loss and loss per share amounts for 2004 and 2005 as if the Company had used a fair-value-based method required under SFAS 123 to measure compensation expense for employee stock incentive awards. In 2006, the Company estimates it will record $928 in option expense. The Company will be adopting SFAS 123R under the modified prospective method in 2006.
Reclassifications of Prior Year Amounts
     Certain prior year amounts have been reclassified to conform to the 2005 presentation due to discontinuing its DCi operations.
3. Inventories
     Inventories consist of the following:

	Year ended December 31,
	2004	2005
Purchased materials	$491,922	$775,232
Finished goods	1,065,467	1,236,259

	$1,557,389	$2,011,491

ViewCast.com, Inc.
Notes to the Consolidated Financial Statements — Continued
4. Discontinued Operations
     On November 18, 2005, the Company sold the assets and operations of DCi for a combination of $3,000,000 in cash at closing, $300,000 in contingent cash payments and the assumption of certain liabilities as outlined in the terms of the agreement.
     The operating results from discontinued operations were as follows:

		Period January
	Year ended	1 to November
	December 31,	18,
	2004	2005
Net sales	$11,087,880	$10,424,717
Cost of sales	8,576,500	8,030,885

Gross profit	2,511,380	2,393,832
Operating expenses	2,543,137	2,236,181

Operating income (loss)	(31,757)	157,651
Other expense:	(32,243)	(485,543)

Net loss before taxes	(64,000)	(327,892)
Income tax expense	—	(13,859)

Net (loss)	$(64,000)	$(341,751)

     The components of net assets of discontinued operations are as follows:

December 31,
2004
Cash and cash equivalents	$125,054
Accounts receivable, less allowance for doubtful accounts	2,475,217
Inventories	62,889
Prepaid expenses	27,275
Property and equipment, net	1,074,905
Goodwill	1,041,430
Customer contracts, net	241,389
Deposits	65,619
Accounts payable	(462,876)
Accrued expenses	(484,238)
Deferred revenue	(630,230)
Short-term debt, other	(313,170)
Current maturities of long-term debt	(5,743)
Long-term debt less current maturities	(11,483)

Total net assets of discontinued operations	$3,206,038

ViewCast.com, Inc.
Notes to the Consolidated Financial Statements — Continued
5. Property and Equipment
     Property and equipment, at cost, consists of the following:

	Estimated
	Useful Life	Year ended December 31,
	(Years)	2004	2005
Computer equipment	3 to 7	$1,070,307	$1,185,281
Software	3 to 5	592,188	625,835
Leasehold improvements	1 to 5	23,232	23,232
Office furniture and equipment	5 to 7	656,059	658,562

		2,341,786	2,492,910
Less accumulated depreciation and amortization		(2,117,976)	(2,208,082)

		$223,810	$284,828

6. Accrued Expenses
     Accrued expenses consist of the following:

	Year ended December 31,
	2004	2005
Stockholder accrued interest (short-term)	$400,040	$758,086
Accrued compensation	189,124	126,026
Accrued warranty	57,744	57,667
Accrued inventory purchases	45,960	71,162
Accrued taxes and other	253,950	230,436

	$946,818	$1,243,377

7. Stockholder Line of Credit and Other Short-term Debt
     Stockholder Line of Credit
     Since October 1998, the Company has maintained a working capital line of credit facility with an entity controlled by one of its principal stockholders, Mr. H.T. Ardinger, who also currently serves as Chairman of the Board of Directors of the Company. In October 2003, ViewCast.com, Inc., Osprey Technologies, Inc. and VideoWare, Inc. (jointly and severally, “the Borrower”) amended the terms and conditions of this credit note and security agreement with the Ardinger Family Partnership, LTD. (“Lender”). Effective October 15, 2003, the terms and conditions of the note agreement were amended to establish a long-term payout for $6,909,582 principal amount of the note and accrued interest of $1,243,665. Additionally, a new $2.0 million short-term line of credit facility was established with an initial principal amount $1.1 million. The amended note agreement is secured by all assets of the Borrower.
     During 2004, the Company entered into amendments of the terms and conditions of the credit facility to increase the credit line of the revolving credit note to $3.0 million and extended the commencement date for the scheduled payments of the term note and accrued interest to December 31, 2004. Effective March 22, 2005, the

ViewCast.com, Inc.
Notes to the Consolidated Financial Statements — Continued
Company amended the terms and conditions of the credit facility to increase the credit line of the revolving credit note to $3.5 million and extended the commencement date of scheduled payments of the term note and accrued interest from December 31, 2004 to July 31, 2005. Effective July 22, 2005, the Company amended the terms and conditions of the credit facility to increase the credit line of the revolving credit note to $4.0 million and extended the commencement date of scheduled payments of the term note and accrued interest from July 31, 2005 to November 30, 2005. Subsequently, on March 22, 2006, ViewCast amended the terms and conditions of the credit facility to extend the revolving maturity date of the Amended and Restated Promissory Note (Revolving Credit Note) from December 31, 2005 to June 30, 2006, to extend the term maturity date of the Term Loan from December 31, 2006 to December 31, 2007 and to extend the commencement date of scheduled payments of the term note and accrued interest from November 30, 2005 to June 30, 2006.
     During the year ended December 31, 2005, borrowings, net of repayments, were $450,000 resulting in a note principal balance of $3,350,000. At December 31, 2005, the Company had availability under the stockholder line of credit of $650,000. At December 31, 2005 the Company had outstanding $494,278 in stockholder accrued interest attributable to the stockholder line of credit.
     Short-term debt consists of the following:

December 31, 2004	December 31, 2005

$4.0 million line of credit note payable to principal stockholder of the Company, secured by all assets of Borrower, with interest due on demand at the lesser of prime plus 3.0% (6.75% and 7.25% at December 31, 2004 and December 31, 2005, respectively) or 9.5% fixed rate, due June 2006.

$2,900,000	$3,350,000

$2,900,000	$3,350,000

8. Long-term Debt
     Stockholder Term Note
     In October 2003, the Company amended the terms and conditions of its then outstanding stockholder line of credit to establish a long-term payout for the $6,909,582 principal amount of the note and the amended note agreement significantly reduced the per annum interest rate from the original 12% fixed rate and accrued interest of $1,243,665. The term note accrues interest at a per annum rate equal to the lesser of prime plus 3.0% (7.25% as of December 31, 2005) or 9.5% and requires monthly principal repayments of $19,193 commencing on June 30, 2006 and continuing on the last day of each calendar month with a balloon payment for the remaining principal amount due December 31, 2007 (See Note 7). There are no covenants in connection with these notes or the stockholder line of credit.
     Long-term debt consists of the following:

	December 31, 2004	December 31, 2005

Stockholder term note with an entity controlled by a principal stockholder of the Company, collateralized by all assets of Borrower, with interest due at a rate per annum equal to the lesser of prime plus 3.0% (6.75% and 7.25% at December 31, 2004 and December 31, 2005, respectively) or 9.5% fixed rate, due December 31, 2007 (See Note 7).	$6,909,582	$6,909,582

Other long-term debt	17,597	11,335

Total long-term debt	6,927,179	6,920,917
Less current maturities	(121,432)	(142,389)

Total long-term debt less current maturities	$6,805,747	$6,778,528

ViewCast.com, Inc.
Notes to the Consolidated Financial Statements — Continued
     Following are the scheduled maturities of long-term notes payable and stockholder accrued interest at December 31, 2005:

	Long-Term	Stockholder
	Notes	Accrued
Year ended December 31:	Payable	Interest

2006	$142,380	$263,808
2007	6,778,037	2,213,761
2008	500	—

Total	$6,920,917	$2,477,569

     The stockholder accrued interest due in 2006 is included within accrued expenses.
9. Series D Redeemable Convertible Preferred Stock
     During October 2002 through June 2003, the Company issued 150,670 shares of Series D Preferred Stock as partial consideration for the acquisition of DCi and for related investment banking fees. Series D Preferred Stock of $1,506,700 at December 31, 2004 is presented as a current liability due to the October 11, 2004 initial redemption date. As of April 2005, all shares of Series D Preferred Stock have been converted into Company common stock. Each share of Series D Preferred Stock had a stated value of $10.00 with a conversion option to common stock at $1.50 per share of Company common stock. The Series D Preferred Stock provided redemption rights for the holders and the Company, and other rights as described in the Certificate of Designation of the Series D Preferred Stock. The Series D Preferred Stock was redeemable at its stated value at the holders’ option upon written notice at any time after October 11, 2004, to the extent permitted by applicable law.
10. Conversion of Convertible Debt to Equity
     In other income (expense), the Company has recognized in 2005 and in 2004 an imputed amount for debt conversion expense equal to the fair value of all securities and other consideration transferred in the transaction in excess of the fair value of securities issuable pursuant to the original conversion terms. The debt conversion expense is a non-cash charge and is a reconciling adjustment in calculating net cash used in operating activities. The conversions were made pursuant to Section 3(a)(9) of the Securities Act of 1933, as amended.
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

ViewCast.com, Inc.
Notes to the Consolidated Financial Statements — Continued
     The following table summarizes the accounting for the Series D Redeemable Convertible Preferred Stock conversions that occurred during the year ended December 31, 2005.

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
     The following table summarizes the accounting for the 7% Senior Convertible Debenture conversions that occurred during the year ended December 31, 2004.

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

11. Income Taxes
     The Company records a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. In the opinion of management, realization of the Company’s net operating loss carryforward is not reasonably assured, and a valuation allowance of $24,971,000 and $26,239,000 has been provided against deferrred tax assets in excess of deferred tax liabilities in the accompanying consolidated financial statements at December 31, 2004 and 2005, respectively.

ViewCast.com, Inc.
Notes to the Consolidated Financial Statements — Continued
     The components of the Company’s net deferred taxes are as follows:

	Year ended December 31,
	2004	2005
Deferred tax assets:
Net operating loss carryforwards	$23,052,000	$25,388,000
Revenue deferred for financial statements, recognized for tax	672,000	9,000
Excess of tax over financial statement basis of patent	11,000	8,000
Accruals deductible for tax purposes when paid	386,000	138,000
Excess of tax over financial statement basis of property and equipment	219,000	203,000
Excess of tax over financial statement basis of software development costs	688,000	493,000

Total deferred tax assets	25,028,000	26,239,000
Deferred tax liabilities:
Excess of financial statement over tax basis of goodwill and customer contracts	(57,000)	—

Net deferred tax assets	24,971,000	26,239,000
Less: valuation allowance	(24,971,000)	(26,239,000)

Net deferred taxes	$—	$—

     The reconciliation between the federal income tax benefit calculated by applying U.S. federal statutory rates to net loss and the absence of a tax benefit reported in the accompanying consolidated financial statements is as follows:

	Year ended December 31,
	2004	2005
U.S. federal statutory rate applied to pretax loss	$(967,000)	$(1,025,000)
State tax net of federal benefit	—	19,000
Change in valuation allowance	927,000	1,017,000
Other	40,000	17,000

	$—	$28,000

     The change in valuation allowance does not equal the change in the deferred tax valuation allowance balances because of a reclassification between deferred tax and the valuation allowance.
     At December 31, 2005 the Company has federal income tax net operating loss carryforwards of approximately $69,000,000, which expire as follows:

Year
Ended	Amount
2009	$2,700,000
2010	4,700,000
2011	4,000,000
2012	5,400,000
2018	7,700,000
2019	13,200,000
2020	8,100,000
2021	8,500,000
2022	4,400,000
2023	2,700,000
2024	3,600,000
2025	3,800,000

ViewCast.com, Inc.
Notes to the Consolidated Financial Statements — Continued
     The Company is subject to limitations existing under Internal Revenue Code Section 382 (Change of Control) relating to the availability of the operating loss carryforward.
     No Federal income or foreign taxes were paid during the years ended December 31, 2004 and 2005. State taxes of $28,250 were paid in 2005.
12. Stockholders’ Deficit
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
     At December 31, 2004 and 2005, the Company had a consolidated stockholders’ deficit of $7,982,771 and $5,718,403 respectively, and in accordance with Delaware law, was precluded from paying dividends on its outstanding Series B and Series C Convertible Preferred Stock. As a result, no preferred stock dividends were declared or paid during 2004 and 2005. The Series B and Series C Preferred Stock issues carry cumulative dividends of 8% and 9% per year, respectively, and are generally payable semi-annually in arrears in cash or common stock of the Company, at the Company’s option. Cumulative dividends on Series B, and Series C preferred shares in arrears at December 31, 2004 are $1,920,077 and $538,856, respectively; and at December 31, 2005 are $2,558,328 and $719,848, respectively.
     Common Stock
     During 2004, the Company received $9,336 in proceeds from the sale of 28,545 shares of common stock to employees under the terms of the Company’s Employee Stock Purchase Plan. The employee purchase price ranged from $0.29 to $0.40 per share.
     During 2004, the Company received $1,066 from the exercise of stock options to purchase 4,332 common shares of the Company at an average exercise price of $0.25 per share.
     During 2005, the Company received $10,515 in proceeds from the sale of 45,056 shares of common stock to employees under the terms of the Company’s Employee Stock Purchase Plan. The employee purchase price was approximately $0.24 per share.
     Stock Option Plans
     In October of 2005, the Company adopted the ViewCast 2005 Stock Incentive Plan, which replaced the Company’s expired stock option plans (the 1995 Employee Stock Option Plan and the 1995 Director Stock Option Plan) and become the sole plan for providing equity-based incentive compensation to the Company’s employees, non-employee directors and other service providers. Options granted under the expired stock option plans will continue to be subject to the terms of those plans in effect before the effective date of the 2005 Stock Incentive Plan.

ViewCast.com,Inc.
Notes to the Consolidated Financial Statements-Continued
The plan allows for the grant of stock options, restricted stock, restricted stock units, stock appreciation rights, performance awards and other incentive awards to employees, non-employee directors and other service providers of the Company and its affiliates who are in a position to make a significant contribution to the success of the Company and its affiliates. The purposes of the plan are to attract and retain individuals, further align employee and shareholder interests, and closely link compensation with Company performance. The plan is administered by the Board of Directors.
     The maximum number of shares available for grant under the plan is 3,000,000 shares of Common Stock, plus any shares of Common Stock subject to outstanding awards under the Company’s prior stock option plans as of the date the plan was approved by ViewCast’s stockholders that later cease to be subject to such awards for any reason other than such awards having been exercised or expired, which shares of Common Stock shall, as of the date such shares cease to be subject to such awards, cease to be available for grant under the prior stock options plans, but shall be available for issuance under the 2005 Stock Incentive Plan. The number of shares available for award under the plan is subject to adjustment for certain corporate changes in accordance with the provisions of the plan.
     In April 1995, the Company adopted its 1995 Stock Plan (the 1995 Employee Stock Option Plan) under which 2,000,000 shares of the Company’s common stock was reserved for issuance to officers, key employees and consultants of the Company. Options granted under the plan may be incentive stock options or non-qualified stock options. In July 1999 and August 2000, stockholders of the Company approved proposals to increase the number of shares available for issuance under the 1995 Stock Plan to 4,900,000 and 5,900,000, respectively. The 1995 Stock Plan expired in April 2005.
     In April 1995, the Company also adopted the 1995 Director Option Plan under which 250,000 shares of the Company’s common stock are reserved for issuance to outside directors of the Company. In September 2002, stockholders of the Company approved a proposal to increase the number of shares available for issuance under the 1995 Director Option Plan from 250,000 shares to 500,000 shares. The 1995 Director Option Plan expired in April 2005.
     On December 22, 2005, the Board of Directors of the Company approved accelerating the vesting of approximately 152,361 “out-of-the-money” unvested common stock options previously awarded to employees, officers and directors under the Company’s stock option plans with an exercise price greater than $0.30 per share. The exercise prices of the accelerated common stock options range from $0.37 per share to $4.03 per share and have a weighted average exercise price of $0.76 per share. The closing price of the Company’s common stock on December 22, 2005 was $0.22 per share.
     Following is a summary of stock option activity from January 1, 2004 through December 31, 2005:

	Stock Options
			Weighted-
			Average
	Number	Price Per	Exercise Price
	of Shares	Share	Per Share

Outstanding at January 1, 2004	3,416,561	$0.20-$9.00	$2.55

Garnted	103,250	0.39-0.49	0.41
Exercised	(4,332)	0.20-0.28	0.25
Canceled/forfeited	(696,313)	0.20-5.95	2.66

Outstanding at December 31, 2004	2,819,166	$0.20-$9.00	$2.45

Granted	578,000	0.22-0.41	0.28
Exercised	—
Canceled/forfeited	(272,524)	0.20-6.59	2.19

Outstanding at December 31, 2005	3,124,642	$0.20-$9.00	$2.07

ViewCast.com, Inc.
Notes to the Consolidated Financial Statements-Continued
     The weighted-average grant-date fair value of options granted was $0.33 and $0.22 for the years ended December 31, 2004 and 2005, respectively.
     The following information applies to options outstanding at December 31, 2005:

		Weighted Average	Weighted		Weighted
Range of	Outstanding at	Remaining	Average	Exercisable at	Average
Exercise	December 31,	Contractual	Exercise	December 31,	Exercise
Prices	2005	Life	Price	2005	Price

$0.01-1.00	1,551,693	5.9	$0.37	1,495,956	$0.37
1.01-2.00	596,399	5.0	1.15	596,149	1.15
2.01-3.00	162,200	3.4	2.61	162,200	2.61
3.01-4.00	177,000	1.5	3.80	177,000	3.80
4.01-5.00	67,500	2.6	4.37	67,500	4.37
5.01-6.00	142,850	3.3	5.43	142,850	5.43
6.01-7.00	2,000	3.3	7.00	2,000	7.00
7.01-8.00	410,000	3.7	7.10	260,000	7.10
8.01-9.00	15,000	3.3	9.00	15,000	9.00

	3,124,642	4.9	$2.07	2,918,664	$1.85

Employee Stock Purchase Plan
     In October 2005, the Company established the ViewCast 2005 Employee Stock Purchase Plan (the “ESPP”) to provide employees of the Company with an opportunity to purchase common stock through payroll deductions. The plan replaced the Company’s expired employee stock purchase plan (the 1995 Employee Stock Purchase Plan) which expired in April 2005. Under the ESPP, 1,000,000 shares of Common Stock have been reserved for issuance, subject to certain antidilution adjustments. The ESPP is intended to qualify as an employee stock purchase plan within the meaning of Section 423 of the Code.
     Under the new 2005 plan, each ESPP offering is for a period of six months ending March 31 and September 30 of each year. Eligible employees may participate in the ESPP by authorizing payroll deductions during an offering period within a percentage range determined by the Board of Directors. Initially, the amount of authorized payroll deductions is not more than ten percent of an employee’s cash compensation during an offering period, and not more than $25,000 per year. Amounts withheld from payroll are applied at the end of each offering period to purchase shares of Common Stock. Participants may withdraw their contributions at any time before stock is purchased, and in the event of withdrawal such contributions will be returned to participants. The purchase price of the Common Stock is equal to ninety-five percent (95%) of the market price of Common Stock at the end of each offering period (the “Exercise Date”). The Purchase Price may be changed by the Board or its committee but in any case shall never be lower than 85% to the fair market value of a share of Common Stock on the Exercise Date. ViewCast pays all expenses incurred in connection with the implementation and administration of the ESPP.
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

ViewCast.com, Inc.
Notes to the Consolidated Financial Statements-Continued
     Following is a summary of warrant activity from January 1, 2004 through December 31, 2005:

	Warrants
			Weighted-
	Number	Exercise	Average
	of Warrants	Price	Exercise Price

Outstanding and exercisable at January 2004	3,922,012	$1.00-5.00	$1.09
Granted	650,970	0.45	0.45
Exercised	—	—	—
Cancelled	—	—	—

Outstanding and exercisable at December 2004	4,572,982	0.45-5.00	1.00
Granted	—	—	—
Exercised	—	—	—
Cancelled	(89,000)	5.00	5.00

Outstanding and exercisable at December 2005	4,483,982	$0.45-1.00	$0.85

     At December 31, 2005, the Company had outstanding 2,616,348 redeemable common stock public warrants that were issued in connection with the Company’s initial public offering, as well as 1,183,332 redeemable private warrants, with terms similar to the public warrants, that were issued in connection with the early exercise of private warrants during 1998. When initially issued, each redeemable warrant entitled the holder to purchase one share of common stock at $4.50, subject to adjustment under certain circumstances. At various time since 1998, the Company has reduced the exercise price of the warrants from $4.50 to $1.00.
     On January 20, 2006, the Company extended the expiration date of its public and public equivalent common stock purchase warrants from the prior expiration date of February 3, 2006 to February 3, 2007. Additionally, ViewCast decreased the exercise price of these warrants to $0.275 per share from $1.00 per share beginning on March 1, 2006, until the warrant expiration date. The warrants are redeemable by the Company under certain conditions.
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
     At December 31, 2005, the Company also had outstanding 684,302 non-redeemable private warrants with exercise prices ranging from $0.45 to $1.00 per share and with varying expiration dates through April 2007. These non-redeemable private warrants include 650,970 warrants issued to holders that converted their 7% Senior Convertible Debentures (See Note 10).
13. Employee Benefit Plan
     Effective March 1, 1997, the Company adopted a profit sharing plan pursuant to Section 401(k) of the Internal Revenue Code whereby participants may elect to contribute up to sixty percent (60%) of their compensation subject to statutory limitations. The plan provides for discretionary matching and profit sharing contributions by the Company. All employees are eligible to participate in the plan provided they meet minimum age requirement of eighteen. For the years ended December 31, 2004 and 2005, the Company made no matching or profit sharing contributions.

ViewCast.com, Inc.
Notes to the Consolidated Financial Statements-Continued
14. Commitments and Contingencies
     The Company leases various offices and manufacturing space at various locations under non-cancelable operating leases extending through 2011. The Company also leases certain office and computer equipment under non-cancelable operating leases. Future minimum operating lease payments with initial or remaining terms of one year or more are as follows:

Operating
Leases
Year ended December 31:
2006	$265,274
2007	249,207
2008	236,635
2009	207,221
2010	204,547
2011	68,182

Total minimum lease payments	$1,231,066

     Rent expense was $359,563 and $310,789 for the years ended December 31, 2004 and 2005, respectively.
15. Related Party Transactions and Subsequent Events
     Since October 1998, the Company has maintained a working capital line of credit facility with a partnership controlled by one of its principal stockholders and Chairman of the Board of the Company, H. T. Ardinger, Jr. Prior to October 15, 2003, availability of funds under the facility was subject to certain borrowing base limitations based principally on qualifying accounts receivable and inventory. Effective October 15, 2003, terms and conditions of this note were amended to eliminate the borrowing base restrictions, establish a long-term payout for a majority of the note principal and accrued interest, and significantly reduce the per annum interest rate to the lesser of prime plus 3.0% or 9.5% from 12% (See Notes 7 and 8). No interest was paid to the partnership during 2004 and 2005.
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
     Subsequent to December 31, 2005, the Company amended the terms and conditions of the credit facility on March 22, 2006 to extend the revolving maturity date of the Amended and Restated Promissory Note (Revolving Credit Note) from December 31, 2005 to June 30, 2006, to extend the term maturity date of the Term Loan from December 31, 2006 to December 31, 2007 and to extend the commencement date of scheduled payments of the term note and accrued interest from November 30, 2005 to June 30, 2006.
     On January 20, 2006, the Company extended the expiration date of its public and public equivalent common stock purchase warrants from the prior expiration date of February 3, 2006 to February 3, 2007. Additionally, the Company decreased the exercise price of these warrants to $0.275 per share from $1.00 per share beginning on March 1, 2006, until the warrant expiration date. The warrants are redeemable by the Registrant under certain conditions.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     There have been no disagreements concerning any matter of accounting principle or financial statement disclosure between the Company and its independent registered public accounting firm, Grant Thornton LLP.
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
Item 8B. Other Information
     None.

PART III
     Item 9. Directors, Executive Officers, Promoters, and Control Persons; Compliance with Section 16(a) of the Exchange Act
     The information required by this item is incorporated by reference to the Company’s Proxy Statement for the 2006 Annual Meeting of Shareholders (the “Proxy Statement”).
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
     You may obtain a copy of the Code of Conduct and Ethics, free of charge, by sending a request in writing to Cordia Leung at the following address:
Cordia Leung
ViewCast,com, Inc.
3701 W Plano Parkway
Suite 300
Plano, TX 75075
Item 10. Executive Compensation
     The information required by this item is incorporated by reference to the Proxy Statement.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     The information required by this item is incorporated by reference to the Proxy Statement.
Equity Compensation Plan Information
     The following table sets forth certain information as of December 31, 2005 concerning outstanding awards and securities available for future issuance pursuant to ViewCast’s equity compensation plans.

Number of
securities
remaining available
	Number of		for future issuance
	securities to be		under equity
	issued upon	Weighted-average	compensation plans
	exercise of	exercise price of	(excluding
	outstanding	outstanding	securities
	options, warrants	options, warrants	reflected in column
Plan category	and rights	and rights	(a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	3,124,642	$2.07	2,979,752
Equity compensation plans not approved by security holders	—	—	—
Total	3,124,642	$2.07	2,979,752

Item 12. Certain Relationships and Related Transactions
     The information required by this item is incorporated by reference to the Proxy Statement.
Item 13. Exhibits, Financial Statement Schedules and Reports on Form 8-K
(a)	The following consolidated financial statements required by this item are included in Part II Item 8 of this report:
(b)	Listing of Exhibits:
EXHIBIT INDEX

Exhibit
Page
No.	Description of Exhibit

2	Agreement and Plan of Merger and Reorganization (1)

3(a)	Certificate of Incorporation (1)

3(b)	Amendment to Certificate of Incorporation (1)

3(c)	Restated By-Laws (6)

3(d)	Certificate of Designations of Series B Convertible Preferred Stock (3)

3(e)	Certificate of Designations of Series C Convertible Preferred Stock (9)

3.1	Certificate of Designation of Series D Redeemable Convertible Preferred Stock of ViewCast.com, Inc. dated as of October 10, 2002. (12)

4(a)	Form of Common Stock Certificate (1)

4(b)	Form of Warrant Certificate (1)

4(c)	Form of Warrant Agreement between ViewCast and Continental Stock Transfer & Trust Company (1)

4(d)	Form of Representative’s Warrant Agreement (1)

Exhibit
Page
No.	Description of Exhibit
4(e)	Form of Trust Indenture — $5,000,000 8% Senior Convertible Notes Due 2002 (2)

4(f)	Form of Lead Managers Warrant Agreement (2)

4(g)	Notice of Extension of Warrant Expiration Date and Exercise Price Adjustment (8)

5(a)	Form of Opinion of Thacher Proffit Wood as to the legality of securities being registered. (5)

9(a)	Voting Trust Agreement between Robert M. Sterling, Jr. and Thomas E. Brown (1)

9(b)	Voting Trust Agreement between Robert P. Bernardi and Richard Bernardi (1)

9(c)	Form of Lock-Up Agreement (1)

9(d)	Lock-Up Agreement with Robert Sterling Trust (1)

9(e)	Lock-Up Agreement with Robert Bernardi Trust (1)

9(f)	Lock-Up Agreement with Michael Nissenbaum (1)

10(a)	Modified Employment Agreement between ViewCast and Glenn A. Norem (1)

10(b)	Modified Consulting Agreement between ViewCast and Sterling Capital Group Inc. (1)

10(c)	Form of Indemnification Agreement between ViewCast and Executive Officers and Directors (1)

10(d)	1995 Stock Option Plan (1)

10(e)	1994 Stock Option Plan (1)

10(f)	1993 Viewpoint Stock Plan (1)

10(g)	1995 Director Option Plan (1)

10(h)	Lease Agreement between ViewCast and Metro Squared, L P(1)

10(i)	Employee Stock Purchase Plan (1)

10(j)	Licensing Agreement between ViewCast and Boca Research, Inc. (1)

10(k)	Agreement between ViewCast and Unisys™ (1)

10(l)	Employment Agreement between ViewCast and Philip M. Colquhoun (1)

10(m)	Employment Agreement between ViewCast and William S. Leftwich (1)

10(n)	Employment Agreement between ViewCast and David T. Stoner (1)

10(o)	Employment Agreement between ViewCast and Neal Page (1)

10(p)	Employment Agreement between ViewCast and A. David Boomstein (1)

10(r)	Lease between ViewCast and Burlingame Home Office, Inc. (1)

10(s)	Lease between ViewCast and Family Funds Partnership (1)

10(t)	Agreement between ViewCast and Catalyst Financial Corporation (1)

10(u)	Promissory Note by ViewCast payable to Robert Rubin dated September 5, 1996. (1)

10(v)	Promissory Note by ViewCast payable to M. Douglas Adkins dated November 15, 1996. (1)

Exhibit
Page
No.	Description of Exhibit
10(w)	Promissory Note by ViewCast payable to H.T. Ardinger dated November 15, 1996. (1)

10(x)	Promissory Note by ViewCast payable to H.T. Ardinger dated January 15, 1997. (1)

10(y)	Promissory Note by ViewCast payable to Adkins Family Partnership, Ltd. dated January 15, 1997. (1)

10(z)	Lease between ViewCast and the Air Force Association. (2)

10(aa)	Lease between ViewCast and Airport Boulevard Partners, LLC. (2)

10(bb)	Stock Purchase Agreement between ViewCast and Tadeo Holdings, Inc. (4)

10(cc)	Working Capital Line of Credit Loan Agreement between ViewCast and the Ardinger Family Partnership, Ltd. (4)

10(dd)	Employee stock Option Plan Amendment No.1 (7)

10(ee)	Sublease Agreement between ViewCast and Host Communications, Inc. (9)

10(ff)	Employee Stock option Plan Amendment No. 2 (10)

10(gg)	Letter Agreement dated May 6, 2002 between ViewCast and the Ardinger Family Partnership, Ltd. to exchange available-for-sale securities for a principal reduction in asset based lending line-of-credit (11)

10.1	Asset Purchase Agreement among Delta Computec Inc., NQL Inc. and ViewCast.com, Inc. dated as of May 31, 2002. (12)

10.2	Registration Rights Agreement by and among ViewCast.com, Inc. and Delta Computec Inc. dated as of October 11, 2002. (12)

10.3	Non-Competition Agreement by and among Delta Computec Inc., NQL Inc. and ViewCast.com, Inc. dated as of October 11, 2002 (12)

10.4	Escrow Agreement by and among ViewCast.com, Inc., Delta Computec Inc. and The Bank of New York Trust Company of Florida, N.A. dated as of October 11, 2002. (12)

10.5	Revolving Loan Agreement between MMAC Communications Corp. and Keltic Financial Partners, LP dated as of October 11, 2002. (12)

10.6	Guaranty of Payment and Performance from ViewCast.com, Inc. to Keltic Financial Partners, LP dated as of October 11, 2002. (12)

10.7	Subordination Agreement by and among Keltic Financial Partners, LP, MMAC Communication Corp. and ViewCast.com, Inc. dated as of October 11, 2002. (12)

10.8	General Security Agreement by and between MMAC Communications Corp. and Keltic Financial Partners, LP dated as of October 11, 2002. (12)

10.9	Revolving Note by MMAC Communications Corp. in favor of Keltic Financial Partners, LP dated as of October 11, 2002. (12)

10.10	Lease by and between Forsgate Industrial Complex and Delta Computec Inc. dated as of July 23, 1991. (12)

10.11	Second Amendment to Lease by and between Forsgate Industrial Complex and Delta Computec Inc. dated as of March 29, 2001. (12)

10.12	Sublease Agreement by and between Delta Computec Inc. and Ameriban Inc. dated as of December 31, 1997. (12)

10.13	Third Amendment to Sublease Agreement and Renewal of Sublease by and between Delta Computec Inc. and Ameriban, Inc. dated as of January 3, 2001. (12)

10.14	Employment Agreement by and between ViewCast Corporation and John DeVito dated as of August 6, 2002. (12)

10.15	Form of Amended and Restated Security Agreement dated October 15, 2003 between ViewCast.com, Inc. and the Ardinger Family Partnership, LTD. (13)

10.16	Form of Amended and Restated Pledge Agreement dated October 15, 2003 between ViewCast.com, Inc. and the Ardinger Family Partnership, LTD. (13)

10.17	Form of First Amendment to the Revolving Loan Agreement dated October 11, 2003

Exhibit
Page
No.	Description of Exhibit
between Delta Computec Inc. and Keltic Financial Partners, LP. (13)

10.18	1995 Director Option Plan Amendment No. 2 (15)

10.19	Second Amendment dated as of October 10, 2004 to Revolving Loan Agreement between MMAC Communications Corp. and Keltic Financial Partners, LP dated as of October 11, 2002. (12)

10.20	Third Amendment dated as of December 10, 2004 to Revolving Loan Agreement between MMAC Communications Corp. and Keltic Financial Partners, LP dated as of October 11, 2002. (16)

10.21	Fourth Amendment dated as of January 10, 2005 to Revolving Loan Agreement between MMAC Communications Corp. and Keltic Financial Partners, LP dated as of October 11, 2002. (16)

10.22	Fifth Amendment dated as of February 15, 2005 to Revolving Loan Agreement between MMAC Communications Corp. and Keltic Financial Partners, LP dated as of October 11, 2002. (16)

10.23	Notice of Lower Temporary Conversion Price dated March 21, 2005. (17)

10.24	Letter Agreement Amending Revolving and Term Credit Facility dated March 22, 2005. (17)

10.25	Sixth Amendment, dated as if April 15, 2005, to Revolving Loan Agreement Between MMAC Communications Corp. and Keltic Financial Partners, LP dated as of October 11, 2002. (18)

10.26	Seventh Amendment, dated as if July 15, 2005, to Revolving Loan Agreement Between MMAC Communications Corp. and Keltic Financial Partners, LP dated as of October 11, 2002. (19)

10.27	Letter Agreement Amending Revolving and Term Credit Facility dated July 22, 2005. (20)

10.28	Eighth Amendment, dated as if October 11, 2005, to Revolving Loan Agreement Between MMAC Communications Corp. and Keltic Financial Partners, LP dated as of October 11, 2002. (21)

10.29	Letter Agreement dated November 18, 2005 Releasing John DeVito from obligations relating to DeVito’s confidentiality, non-competition and non-solicitation obligations contained in the Employment Agreement dated as of August 6, 2002 by and between ViewCast and John DeVito. (22)

10.30	Office Lease Agreement between ViewCast and TR Plano Parkway Partners, L.P. (23)

10.31	Letter Agreement Amending Revolving and Term Credit Facility dated March 20, 2006. (24)

14.1	Code of Ethics (14)

21	List of Subsidiaries of ViewCast. (1)

23.1	Consent of Grant Thornton LLP*

31.1	Rule 13a-14(a)/15d-14(a) Certifications*

32.1	Statement 1350 Certifications*

*	Filed herewith.

(1)	Incorporated by reference to the Registration Statement on Form SB-2 and all amendments thereto as declared effective on February 4, 1997.

(2)	Incorporated by reference to Form 10-KSB/A filed April 15, 1998.

(3)	Incorporated by reference to Form 8-K filed March 15, 1999.

(4)	Incorporated by reference to Form 10-KSB filed March 26, 1999.

(5)	Incorporated by reference to Form S-3 filed May 6, 1999.

(6)	Incorporated by reference to Form S-3 filed June 30, 2000.

(7)	Incorporated by reference to Form S-8 POS filed October 16, 2000.

(8)	Incorporated by reference to Form 8-K filed January 23, 2002.

(9)	Incorporated by reference to Form 10-K filed April 16, 2002.

(10)	Incorporated by reference to Form 8-K filed May 7, 2002.

(11)	Incorporated by reference to Form 10-Q filed May 20, 2002.

(12)	Incorporated by reference to Form 8-K filed October 25, 2002.

(13)	Incorporated by reference to Form 10-Q filed November 14, 2003.

(14)	Incorporated by reference to Form 10-KSB filed on March 30,2004.

(15)	Incorporated by reference to Form S-8 filed September 17, 2004.

(16)	Incorporated by reference to Form 8-K filed March 25, 2005.

(17)	Incorporated by reference to Form 8-K filed March 25, 2005.

(18)	Incorporated by reference to Form 8-K filed April 21, 2005.

(19)	Incorporated by reference to Form 8-K filed July 18, 2005.

(20)	Incorporated by reference to Form 8-K filed July 27, 2005.

(21)	Incorporated by reference to Form 8-K filed October 17, 2005.

(22)	Incorporated by reference to Form 8-K filed November 23, 2005.

(23)	Incorporated by reference to Form 8-K filed January 17, 2005.

(24)	Incorporated by reference to Form 8-K filed March 22, 2006.
Item 14. Principal Accountant Fees and Services
     The information required by this item is incorporated by reference to the Proxy Statement.

SIGNATURES
     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date	ViewCast.com, Inc.

March 31, 2006	By:	/s/ Laurie L. Latham Laurie L. Latham
Chief Financial Officer and Senior Vice President of Finance and Administration
     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date	ViewCast	.Com, Inc.

March 31, 2006	By:	/s/ H.T. Ardinger, Jr. H.T. Ardinger, Jr.
Director and Chairman of the Board

March 31, 2006	By:	/s/ George C. Platt

George C. Platt
Director and Chief Executive Officer
Principal Executive Officer

March 31, 2006	By:	/s/ Laurie L. Latham

Laurie L. Latham
Chief Financial Officer and Senior Vice President of Finance and Administration
Principal Accounting Officer

March 31, 2006	By:	/s/ Joseph W. Autem

Joseph W. Autem
Director

EXHIBIT INDEX FOR DOCUMENTS FILED WITH THIS REPORT

Exhibit
No.	Description of Exhibit
23.1	Consent Of Grant Thornton LLP

31.1	Rule 13a-14(a)/15d-14(a) Certifications

32.1	Section 1350 Certifications