Form 10KSB/A
period 2005-12-31
VIEWCAST COM INC
filed 2006-05-01
CIK 921313

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
Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐
Check whether issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ or No ☐.
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
The aggregate market value of the voting and non-voting common stock held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of April 15, 2006 was $4,137,146. As of April 15, 2006, there were 25,627,959 shares of the Company’s common stock (par value $0.0001) outstanding.
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

		ViewCast IVN	Niagara Media
	Osprey Video	Servers and	Encoders, Servers
	Capture Cards	Gateway	and Software
Video Content Capture	x		x
Video Conversion/Editing	x		x
Desktop Video Conferencing		x
Group Video Conferencing		x
Distance Learning and Training	x	x	x
Premise Distribution of TV/Video	x	x	x
Security and Surveillance	x	x	x
Video Analysis	x	x	x
Marketing and Promotional	x	x	x
Media and Entertainment	x		x
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
     We believe that product recognition is an important competitive factor and, accordingly, we promote the ViewCast®, Osprey®, Niagara®, SimulStream®, Niagara SCX®, and ViewCast® IVN names, among others, in connection with our marketing activities, and have applied for or received trademark or service mark registration for such names. Our use of these marks and our trade names may be subject to challenge by others, which, if successful, could have a material adverse effect on our operations.
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
1. Election of directors for one-year terms.

			Number of
	Number of	Number of	Votes	Broker
Nominees	Votes For	Votes Against	Abstaining	Non-Votes
H.T. Ardinger	21,715,085	84,817	—	830.837
Joseph Autem	21,746,485	53,417	—	830.837
David A. Dean	21,746,485	53,417	—	830.837
George C. Platt	21,730,185	69,717	—	830.837
2. Adoption of the ViewCast 2005 Stock Incentive Plan.

Number of Votes	Number of Votes	Number of Votes	Broker
For	Against	Abstaining	Non-Votes
3,354,142	227,460	76,750	18,972,387
3. Adoption of the ViewCast 2005 Employee Stock Purchase Plan.

Number of Votes	Number of Votes	Number of Votes	Broker
For	Against	Abstaining	Non-Votes
3,451,185	195,117	12,050	18,972,387
4. Ratification of Grant Thornton LLP as the Company’s independent auditors for the fiscal year 2005.

Number of Votes	Number of Votes	Number of Votes	Broker
For	Against	Abstaining	Non-Votes
21,703,912	13,362	82,628	830,837

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
     On March 31, 2006, the last reported sales prices for the Common Stock and the Public Warrants as reported on the OTC-BB were $0.19 and $0.10, respectively. As of March 31, 2006, there were approximately 316 holders of record for the Common Stock and 42 holders of record for the Public Warrants.
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
New Accounting Standards
     In December 2004, the Financial Accounting Standards Board (“FASB”) enacted Statement of Financial Accounting Standards 123 — revised 2004 (“SFAS 123R”), Share-Based Payment, which replaces Statement of Financial Accounting Standards No. 123 (“SFAS 123”), Accounting for Stock -Based Compensation and supersedes APB Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees. SFAS 123R requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in ViewCast’s consolidated statement of earnings. The accounting provisions of SFAS 123R are effective for reporting periods beginning after December 15, 2005.
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

VIEWCAST.COM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2004	2005
Net sales	$9,439,042	$11,559,204

Cost of sales	3,684,884	4,864,926

Gross profit	5,754,158	6,694,278

Operating expenses:
Selling, general and administrative	4,599,165	5,470,746
Research and development	1,831,776	2,284,566
Depreciation and amortization	130,667	190,322

Total operating expenses	6,561,608	7,945,634

Operating loss	(807,450)	(1,251,356)

Other expense:
Interest expense	(814,047)	(950,588)
Debt conversion expense	(1,233,723)	(485,798)
Other	73,848	1,477

Total other expense	(1,973,922)	(1,434,909)

Income tax expense	—	(28,250)

Loss from continuing operations	(2,781,372)	(2,714,515)

Loss from discontinued operations	(64,000)	(341,751)

NET LOSS	$(2,845,372)	$(3,056,266)

Preferred dividends	(909,015)	(819,243)

Net loss applicable to common stockholders	$(3,754,387)	$(3,875,509)

Net loss per share – basic and diluted:
Continuing operations	$(0.17)	$(0.14)
Discontinued operations	(0.00)	(0.01)

Net loss per share – basic and diluted	$(0.17)	$(0.16)

Weighted average number of common shares outstanding — basic and diluted	21,954,576	24,964,955

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

ViewCast.com, Inc.
Notes to the Consolidated Financial Statements — Continued
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

			Customers exceeding 10% of
	Customers Exceeding 10%		Year - End Accounts Receivable
	of Net Sales		Balance
	Number of	Combined	Number of	Combined
Year	Customers	Percent	Customers	Percent
2004	2	27%	2	33%
2005	0	0%	2	22%
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
     Stock-Based Compensation
     The Company has elected to follow Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees,” in its primary financial statements and has provided supplemental disclosures required by Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation” and by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of FASB Statement No. 123.”
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
     Long-term debt consists of the following:

	December 31, 2004	December 31, 2005
Stockholder term note with an entity controlled by a principal stockholder of the Company, collateralized by all assets of Borrower, with interest due at a rate per annum equal to the lesser of prime plus 3.0% (6.75% and 7.25% at December 31, 2004 and December 31, 2005, respectively) or 9.5% fixed rate, due December 31, 2007 (See Note 7).	$6,909,582	$6,909,582
Other long-term debt	17,597	11,335

Total long-term debt	6,927,179	6,920,917
Less current maturities	(121,432)	(142,389)

Total long-term debt less current maturities	$6,805,747	$6,778,528

ViewCast.com, Inc.
Notes to the Consolidated Financial Statements — Continued
     Following are the scheduled maturities of long-term notes payable and stockholder accrued interest at December 31, 2005:

	Long - Term	Stockholder
	Notes	Accrued
Year ended December 31:	Payable	Interest
2006	$142,380	$263,808
2007	6,778,037	2,213,761
2008	500	—

Total	$6,920,917	$2,477,569

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

11. Income Taxes
     The Company records a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. In the opinion of management, realization of the Company’s net operating loss carryforward is not reasonably assured, and a valuation allowance of $24,971,000 and $26,239,000 has been provided against deferred tax assets in excess of deferred tax liabilities in the accompanying consolidated financial statements at December 31, 2004 and 2005, respectively.

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

     The reconciliation between the federal income tax benefit calculated by applying U.S. federal statutory rates net loss and the absence of a tax benefit reported in the accompanying consolidated financial statements is as follows:

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
     At December 31, 2004 and 2005, the Company had a consolidated stockholders’ deficit of $7,982,771 and $9,036,019 respectively, and in accordance with Delaware law, was precluded from paying dividends on its outstanding Series B and Series C Convertible Preferred Stock. As a result, no preferred stock dividends were declared or paid during 2004 and 2005. The Series B and Series C Preferred Stock issues carry cumulative dividends of 8% and 9% per year, respectively, and are generally payable semi-annually in arrears in cash or common stock of the Company, at the Company’s option. Cumulative dividends on Series B, and Series C preferred shares in arrears at December 31, 2004 are $1,920,077 and $538,856, respectively; and at December 31, 2005 are $2,558,328 and $719,848, respectively.
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

ViewCast.com, Inc.
Notes to the Consolidated Financial Statements — Continued
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
     Following is a summary of stock option activity from January 1, 2004 through December 31, 2005:

	Stock Options
			Weighted-
			Average
	Number	Price Per	Exercise Price
	of Shares	Share	Per Share
Outstanding at January 1, 2004	3,416,561	$0.20 - $9.00	$2.55

Granted	103,250	0.39 - 0.49	0.41
Exercised	(4,332)	0.20 - 0.28	0.25
Canceled/forfeited	(696,313)	0.20 - 5.95	2.66

Outstanding at December 31, 2004	2,819,166	$0.20 - $9.00	$2.45

Granted	578,000	0.22 - 0.41	0.28
Exercised	—
Canceled/forfeited	(272,524)	0.20 - 6.59	2.19

Outstanding at December 31, 2005	3,124,642	$0.20 - $9.00	$2.07

ViewCast.com, Inc.
Notes to the Consolidated Financial Statements — Continued
     The weighted-average grant-date fair value of options granted was $0.33 and $0.22 for the years ended December 31, 2004 and 2005, respectively.
     The following information applies to options outstanding at December 31, 2005:

		Weighted-
		Average	Weighted-		Weighted-
Range of	Outstanding at	Remaining	Average	Exercisable at	Average
Exercise	December 31,	Contractual	Exercise	December 31,	Exercise
Prices	2005	Life	Price	2005	Price
$0.01 - 1.00	1,551,693	5.9	$0.37	1,495,965	$0.37
1.01 - 2.00	596,399	5.0	1.15	596,149	1.15
2.01 - 3.00	162,200	3.4	2.61	162,200	2.61
3.01 - 4.00	177,000	1.5	3.80	177,000	3.80
4.01 - 5.00	67,500	2.6	4.37	67,500	4.37
5.01 - 6.00	142,850	3.3	5.43	142,850	5.43
6.01 - 7.00	2,000	3.3	7.00	2,000	7.00
7.01 - 8.00	410,000	3.7	7.10	260,000	7.10
8.01 - 9.00	15,000	3.3	9.00	15,000	9.00

	3,124,642	4.9	$2.07	2,918,664	$1.85

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

ViewCast.com, Inc.
Notes to the Consolidated Financial Statements — Continued
     Following is a summary of warrant activity from January 1, 2004 through December 31, 2005:

	Warrants
			Weighted-
	Number	Exercise	Average
	of Warrants	Price	Exercise Price
Outstanding and exercisable at January 2004	3,922,012	$1.00 - 5.00	$1.09

Granted	650,970	0.45	0.45
Exercised	—	—	—
Cancelled	—	—	—

Outstanding and exercisable at December 2004	4,572,982	0.45 - 5.00	1.00

Granted	—	—	—
Exercised	—	—	—
Cancelled	(89,000)	5.00	5.00

Outstanding and exercisable at December 2005	4,483,982	$0.45 - 1.00	$0.85

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

ViewCast.com, Inc.
Notes to the Consolidated Financial Statements — Continued
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
Item 8A. Controls and Procedures
     Management, including the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is (i) recorded, processed, summarized and reported as and when required and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosure.
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
     The names of the Directors and certain other information about them as of March 31, 2006 are set forth below. Each holds office until the Annual Meeting of Shareholders or until his successor is duly elected and qualified.

Name	Age	Director Since	Office Held with Company
H. T. Ardinger	81	1999	Chairman of the Board
Joseph Autem	48	1999	Director
George C. Platt	65	1999	Director and Chief Executive Officer
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
     Joseph Autem has served as a Director since January 1999. He was previously a Director of Broadcast.com, Inc. from September 1996 through August 1999. He is currently Chief Financial Officer of Syngence, LLC, located in Dallas, Texas, a provider of software and services to the legal industry. From July 2004 to April 2005, Mr. Autem was Chief Financial Officer of North American Technologies Group, Inc. and TieTek, LLC, a manufacturer of composite railroad cross ties. Prior to March 2005, Mr. Autem had performed various CFO and financial consulting assignments through Autem, LLC, an investment and services company. Mr. Autem holds a B.S. in Accounting from Pittsburg State University and is a CPA in the State of Texas.
     George C. Platt has served as Chief Executive Officer since September 1999 and was President until October 2005. He currently serves as a Director for Intervoice, Inc. From 1991 through 1999, Mr. Platt was employed by Intecom, Inc., a Dallas-based provider of multimedia telecommunications products and services, holding the positions of CEO and President. Prior to his employment with Intecom, Inc., Mr. Platt was an executive with SRX, an entrepreneurial startup company. Before that, he was a Group Vice President at Rolm Corporation through its acquisition by IBM, and prior to that, he was employed by Xerox for fifteen years, where he attained the position of General Manager. Mr. Platt holds an M.B.A. from the University of Chicago and a B.S. degree from Northwestern University.

Executive Officers
     The following table contains information as of March 31, 2006 as to the executive officers of ViewCast. Each holds the offices to serve until the next regular meeting of the Board of Directors to be held immediately following the Annual Meeting of Shareholders or until their successors are chosen and qualified by the Board of Directors

Name	Age	Office Held with Company
George C. Platt	65	Chief Executive Officer

Laurie L. Latham	49	Chief Financial Officer and Senior Vice President of Finance and Administration

David T. Stoner	49	Chief Operating Officer and President

Horace S. Irwin	64	Senior Vice President of Marketing and Business Development

Robert Greenberg	47	Vice President of Marketing
     George C. Platt’s information can be found with the above information regarding directors.
     Laurie L. Latham has served as Chief Financial Officer and Senior Vice President of Finance and Administration of ViewCast since December 1999. From 1997 until she joined ViewCast, Ms. Latham served as Senior Vice President and Chief Financial Officer of Perivox Corporation, an interactive communications and direct marketing company. From 1994 through 1997, she was the Vice President of Finance and Administration at Axis Media Corporation. Prior to joining Axis Media Corporation, Ms. Latham had been in public practice with national and regional accounting firms, including KPMG Peat Marwick, and was the Vice President of Finance and Administration for Medialink International Corporation, a food industry technology company located in California. In addition, Ms. Latham’s earlier career experience included roles within the oil and gas , real estate and agricultural industries. Ms. Latham received her B.B.A. from the University of Texas and is a Certified Public Accountant.
     David T. Stoner joined ViewCast as Vice President of Operations in August 1996 and moved to his current position as President and Chief Operating Officer in October 2005. From August 1994 to August 1996, Mr. Stoner was Vice President of Engineering for the Connectworks Division of Connectware, Inc., a wholly owned subsidiary of AMP Inc. From July 1986 to August 1994, Mr. Stoner was employed by Visual Information Technologies, Inc. (“VITec”), a manufacturer of video, imaging, and graphics products, which was purchased by Connectware, Inc. At VITec, Mr. Stoner was responsible for the development of hardware and software products, and served in various positions including Vice President of Engineering. From January 1979 to July 1986, Mr. Stoner served in various engineering positions at Texas Instruments, Inc. Mr. Stoner received his B.S. degree in Electrical Engineering from the University of Kansas.
     Horace S. Irwin is currently Senior Vice President of Sales and Business Development, a position he has held since May 2005. He joined ViewCast as Vice President, Marketing and Business Development in June 2004. Prior to joining ViewCast, Mr. Irwin was Vice President Sales and Marketing for Qnet Information Services, a full service computer solutions provider and value added reseller, from November 2001 to May 2004. During 1999 to 2001, Mr. Irwin served as General Manager for the Consumer Broadband Division of Panja, Inc. (now AMX Corporation) where he directed the marketing activities related to their audio and video streaming products. Early in his career, Mr. Irwin was National Director of Marketing for Adolph Coors Company. Mr. Irwin received a Bachelor of Science Degree from Grambling College with further studies at Northeast State University.
     Robert Greenberg is currently Vice President of Marketing, a position he has held since joining the Company in May 2005. Prior to joining ViewCast, Mr. Greenberg spent fifteen years in a variety of marketing roles at Texas

Instruments including, most recently, Director of Marketing Communications within the Development Division focused on their digital camera, streaming media, mixed signal video, optical networking and medical applications segment. While at Texas Instruments, he directed strategic marketing plans and managed the introduction of the DLP™ brand. Mr. Greenberg’s other prior experience included Project Manager for Ideal Toys, VP of Marketing and Licensing at DSI Toys and time with Ted Bates and Grey Advertisement. During his career, Mr. Greenberg has received professional recognition and various awards including three U.S. patents, an Emmy on behalf of Texas Instruments and two Effie awards from the American Marketing Association. Mr. Greenberg received a B.A. Degree from Grinnell College and a M.B.A. from New York University
     Meetings of the Board of Directors and Committees
     The Board of Directors held a total of two meetings during ViewCast’s fiscal year ended December 31, 2005. Each Director attended in person or telephonically at least 75% of the meetings held by the Board of Directors and all committees thereof for which he served.
     The Board of Directors has established two standing committees: the Audit and Compensation Committees.
     Compensation Committee. The Compensation Committee reviews and approves salaries and bonuses for all officers, administers options outstanding under ViewCast’s stock option plans, provides advice and recommendations to the Board in directors’ compensation and carries out the responsibilities required by the rules of the U.S. Securities and Exchange Commission (the “SEC”).
     Director Autem serves as the member of the Compensation Committee. All members of the Compensation Committee are independent directors as defined under the NASDAQ Stock Market listing standards. The Compensation Committee met one time in the 2005 fiscal year.
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
     Director Autem serves as the member of the Audit Committee. All members of the committee are independent directors as defined under the NASDAQ Stock Market listing standards. The Audit Committee met four times in the 2005 fiscal year.
     The Audit Committee believes that Mr. Autem qualifies as an “Audit Committee Financial Expert” as that term is defined by applicable SEC rules, and the Board of Directors has designated him as such.
     Nomination of Directors. The Board of Directors currently does not have a standing nominating committee and consequently has no nominating committee charter. The Board of Directors believes that it is appropriate under existing circumstances for the Company not to have a nominating committee because the Board is comprised of only three members, one of whom is independent as defined under the NASDAQ Stock Market listing standards. Currently, each member of the Board of Directors participates in the consideration of director nominees.
     The Board of Directors does not have a formal policy with regard to the consideration of any director candidates recommended by shareholders because the Board believes it can adequately evaluate any such recommendation on a case-by-case basis. However, the Board of Directors would consider for possible nomination qualified nominees recommended by shareholders. Shareholders who wish to propose a qualified candidate for consideration should submit complete information as to the identity and qualifications of that person to the Secretary of the Company at 3701 W. Plano Parkway, Suite 300, Plano, Texas 75075 sufficiently in advance of an annual meeting.
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
     You may obtain a copy of the Code of Conduct and Ethics, free of charge, by sending a request in writing to Cordia Leung at the following address: Cordia Leung, ViewCast.com, Inc., 3701 W Plano Parkway, Suite 300, Plano, TX 75075.
     Shareholder Communications with the Board of Directors. Shareholders may send written communications to our Board of Directors by delivering them to The Board of Directors, Viewcast.com, Inc., at 3701 W Plano Parkway, Suite 300, Plano, TX 75075. All shareholder communications will be forwarded to the Chairman of the Board of Directors or, if addressed to the Audit or Compensation Committee, forwarded to the appropriate committee chairman,
     Compliance with Section 16(a) of the Securities Exchange Act of 1934
     Section 16(a) of the Exchange Act requires ViewCast’s officers, directors and persons who beneficially own more than 10% of a registered class of ViewCast’s equity securities to file reports of ownership and change in ownership with the U.S. Securities and Exchange Commission. Officers, directors and greater than 10% shareholders are required to furnish ViewCast with copies of Section 16(a) forms which they file.
     To ViewCast’s knowledge, based solely on review of the copies of such reports furnished to ViewCast, and written representations that no other reports were required during the year ended December 31, 2005, all Section 16(a) filing requirements applicable to ViewCast’s officers, directors and greater than 10% beneficial owners were complied with, except that (1) Laurie L. Latham failed to file a Statement of Changes in Beneficial Ownership of Securities on Form 4 reporting a grant of options to purchase 50,000 shares of ViewCast common stock in a timely manner; (2) David T. Stoner failed to file a Statement of Changes in Beneficial Ownership of Securities on From 4 reporting a grant of options to purchase 50,000 shares of ViewCast common stock in a timely manner; (3) George C. Platt failed to file a Statement of Changes in Beneficial Ownership of Securities on From 4 reporting a grant of options to purchase 80,000 shares of ViewCast common stock in a timely manner; and (4) Horace S. Irwin failed to file a Statement of Changes in Beneficial Ownership of Securities on From 4 reporting a grant of options to purchase 20,000 shares of ViewCast common stock in a timely manner.
Item 10. Executive Compensation
Director Compensation
     Directors currently receive no cash compensation for serving on the Board of Directors other than reimbursement of reasonable expenses incurred in attending meetings. In May 1995, ViewCast adopted a 1995 Director Option Plan (the “Director Plan”) under which only outside directors were eligible to receive stock options. The Director Plan terminated on April 21, 2005. The Director Plan provided for the grant of nonstatutory stock options to directors who are not employees of ViewCast. As amended and approved by shareholder vote during 2002, a total of 500,000 shares of Common Stock were authorized for issuance under the Director Plan. As of March 31, 2006, options to purchase an aggregate of 205,000 shares at exercise prices ranging from $0.26 to $9.00 per share had been granted and were outstanding under the Director Plan.

     The exercise price of each option granted under the Director Plan is equal to the fair market value of the Common Stock on the date of grant. Each share grant vests at the rate of 25% of the option shares upon the first anniversary of the date of grant and one forty-eighth of the options shares per month thereafter, unless terminated sooner upon termination of the optionee’s status as a director or otherwise pursuant to the Director Plan. On December 22, 2005, the Board of Directors of ViewCast approved accelerating the vesting of “out-of-the-money” unvested common stock options previously awarded to employees, officers and directors under ViewCast’s stock option plans with an exercise price greater than $0.30 per share. The numbers of “out-of-the-money” unvested common stock options that were accelerated in 2005 and were held by directors as of March 31, 2006 are as follows: Horace Ardinger – 14,376 options and Joseph Autem – 14,376 options.
     In the event of a merger of ViewCast with or into another corporation or a consolidation, acquisition of assets or other change in control transaction involving ViewCast, each option becomes exercisable unless assumed or an equivalent option substituted by the successor corporation. The Compensation Committee of the Board of Directors currently administers options outstanding under the Director Plan.
Summary Compensation Table
     The following table sets forth information concerning compensation paid by ViewCast to the Chief Executive Officer and to all other executive officers of ViewCast whose total salary and bonus exceeded $100,000 for the year ended December 31, 2005 (the “Named Executive Officers”).
Summary Compensation Table

					Long Term
					Compensation -
					Securities
			Annual	Annual	Underlying
			Compensation	Compensation	Options
Principal Position	Fiscal Year		Salary ($)	Bonus ($)	(in shares)
George C. Platt	2005		190,833	—	80,000
Chief Executive Officer	2004		204,000	—	—
and President	2003		216,000	—	—

Laurie L. Latham	2005		145,167	—	50,000
Chief Financial Officer	2004		140,000	—	—
and Sr. Vice-President	2003		143,750	—	—

David T. Stoner	2005		147,167	—	50,000
Chief Operations Officer	2004		140,000	—	—
and President	2003		139,100	—	—

Horace S. Irwin	2005		130,200	—	20,000
Sr. Vice President of Sales	2004	(1)	70,000	—	45,000
and Business Development

Robert Greenberg	2005	(2)	71,625	—	45,000
Vice President of Marketing

John DeVito	2005	(3)	158,854	17,000	—
President of DCi	2004		172,092	34,815	—
	2003		172,092	—	—

(1)	Mr. Irwin assumed his current duties with ViewCast in May 2005 and joined ViewCast in June 2004.

(2)	Mr. Greenberg assumed his duties with ViewCast in May 2005.

(3)	Mr. DeVito resigned in November 2005.

Option Grants in Last Fiscal Year
     The following table provides information concerning options granted to the Named Executive Officers of ViewCast in 2005.
Option Grants in Last Fiscal Year

			% of Total
			Options
			Granted To
			Employees	Exercise or
	Options		in Fiscal	Base Price	Expiration
Name	Granted		Year	per Share	Date
George C. Platt	80,000	(1)	14.60	$0.285	04/19/15
Laurie L. Latham	50,000	(1)	9.12	0.285	04/19/15
David T. Stoner	50,000	(1)	9.12	0.285	04/19/15
Horace S. Irwin	20,000	(1)	3.65	0.285	04/19/15
Robert Greenberg	45,000	(2)	8.21	0.220	12/22/15

(1)	The option granted during 2005 to the named executive vests with one third on July 31, 2005, one-third of October 31, 2005 and the remainder on December 31, 2005.

(2)	The options granted during 2005 to the named executive vests 50% on 12/31/2005, and upon achieving the performance criteria of pre-tax net income equal to or greater than $1,500,000, the remainder vests 1/24th each month beginning on 1/31/2007 over thirty-six months.
Year -End Option Values
     The following table sets forth certain information as of December 31, 2005 concerning the value of unexercised options held by the Named Executive Officers.
Fiscal Year-End Option Values

	Number of Shares		Value of Unexercised
	Underlying Unexercised		In-the Money Options
	Options at December 31, 2005		at December 31, 2005(1)
Name	Exercisable	Unexercisable	Exercisable	Unexercisable
George C. Platt	650,000	150,000	$—	$—
Laurie L. Latham	320,000	—	—	—
David T. Stoner	340,000	—	—	—
Horace S. Irwin	65,000	—	—	—
Robert Greenberg	22,500	22,500	—	—

(1)	Represents the difference between the exercise price of the outstanding options and the fair market value of the Common Stock on December 31, 2005 of $0.22 per share if the fair market price per share exceeds the exercise price.
     On December 22, 2005, the Board of Directors of ViewCast.com, Inc. (“ViewCast”) approved accelerating the vesting of “out-of-the-money” unvested common stock options previously awarded to employees, officers and directors under ViewCast’s stock option plans with an exercise price greater than $0.30 per share. The number of “out-of-the-money” unvested common stock options that were accelerated in 2005 and were held by executive officers as of March 31, 2006 are as follows: Horace Irwin – 32,250 options, Laurie Latham – 3,332 options, George Platt – 13,334 options, and David Stoner – 3,332 options.
2005 Stock Incentive Plan
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

Employment Agreements
     We have entered into an employment agreement with Mr. Platt. His employment agreement was in effect through March 2001 and has been renewed annually through March 2006 with ongoing automatic one-year renewals unless ViewCast or Mr. Platt elects in advance not to renew the agreement. The employment agreement provides (i) for annual base compensation of $240,000; (ii) that he is eligible to receive bonuses if our Board of Directors so elects; (iii) for stock options to purchase 400,000 shares of our Common Stock pursuant to the 1995 Option Plan(1); and (iv) for an eighteen (18) month non-compete period if ViewCast terminates Mr. Platt. Mr. Platt voluntarily reduced his cash compensation below $240,000 for the 2003, 2004 and 2005 calendar years.
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

(1)	Represents Mr. Platt’s options consist of five separate option grants that become exercisable or vest as follows provided Mr. Platt is employed by ViewCast as of the applicable vesting date:
(i)	an option for 50,000 shares that vested as of September 17, 2000;

(ii)	an option for 200,000 shares that vested in equal installments of 4,166 shares per month beginning in October, 2000;

(iii)	an option for 50,000 shares that will vest immediately on the date following three consecutive calendar quarters of profitability as defined under generally accepted accounting principles;

(iv)	an option for 50,000 shares, of which 16,666 shares of such option will vest when the average closing price of Common Stock, for a twenty out of thirty consecutive trading day period, has doubled in price from the exercise price of the option, and of which 33,334 shares of such option will vest in equal installments of 1,388 share per month thereafter;

(v)	an option for 50,000 shares, of which 16,666 shares of such option will vest when the average closing price of Common Stock, for a twenty out of thirty consecutive trading day period, has tripled in price from the exercise price of the option, and of which 33,334 shares of such option will vest in equal installment of 1,388 shares per month thereafter.
In addition, all of the 400,000 options granted to Mr. Platt will immediately vest upon a change of control in ViewCast if not previously vested.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     The following table sets forth information as of March 31, 2006, based on information obtained from public records and our books and records regarding the persons named below, with respect to the beneficial ownership of shares of our Common Stock by (i) each person or a group known by us to be the owner of more than five percent (5%) of the outstanding shares of our Common Stock, (ii) each director, (iii) each executive officer and (iv) all officers and directors as a group.

	Amount and Nature		Percentage of
Name and Address	of		Outstanding Shares
of Beneficial Owner	Beneficial Ownership		Owned (1),(2)
H.T. ARDINGER, JR	8,041,889	(3)	24.6
1990 Lakepointe Dr. Lewisville, TX 75057

GEORGE C. PLATT	790,694	(4)	2.4
3701 W. Plano Parkway, Suite 300 Plano, TX 75075

LAURIE L. LATHAM	351,892	(5)	1.1
3701 W. Plano Parkway, Suite 300 Plano, TX 75075

HORACE S. IRWIN	67,092	(6)	*
3701 W. Plano Parkway, Suite 300 Plano, TX 75075

DAVID T. STONER	350,994	(7)	1.1
3701 W. Plano Parkway, Suite 300 Plano, TX 75075

JOSEPH AUTEM	122,366	(8)	*
3701 W. Plano Parkway, Suite 300 Plano, TX 75075

ROBERT GREENBERG	27,499	(9)	*
3701 W. Plano Parkway, Suite 300 Plano, TX 75075

All named executive officers and	9,752,426		29.8
directors as a group (seven (7) persons)

*	Less than one percent (1%)

(1)	A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from March 31, 2006 upon the exercise of warrants or options. Each beneficial owner’s percentage ownership is determined by assuming that options or warrants that are held by such person (but not those held by any other person) and which are exercisable within 60 days from March 31, 2006 have been exercised. Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them.

(2)	Based on a total of 25,627,959 shares issued and outstanding excluding treasury stock plus, for each person listed, any Common Stock that person has the right to acquire within 60 days from March 31, 2006 pursuant to options, warrants, conversion privileges, etc.

(3)	Includes (i) 189,835 shares owned by Mr. Ardinger’s wife, (ii) 1,096,000 shares of Common Stock reserved for issuance upon the exercise of outstanding warrants at $0.275 per share, (iii) 1,103,448 shares of Common Stock reserved for issuance upon the conversion of $4,000,000 of Series B Convertible Preferred Stock to Common Stock at $3.625 per share, (iv) 3,333,333 shares of Common Stock reserved for issuance upon the conversion of $2,000,000 of Series C Convertible Preferred Stock to Common Stock at $0.60 per share, and (v) the following shares that are exercisable under the 1995 Directors Option Plan upon the exercise of options: 15,000 shares exercisable at $9.00 per share, 10,000 shares exercisable at $2.75 per share, 10,000 shares exercisable at $0.8305 per share, 9,166 shares exercisable at $0.29 per share, 10,000 shares exercisable at $0.6765 per share, and 10,000 shares exercisable at $0.407 per share.

(4)	Includes the following shares issuable under the 1995 Option Plan upon exercise of options (i) 250,000 shares exercisable at $7.09 per share, (ii) 50,000 shares exercisable at $2.50 per share, (iii) 200,000 shares exercisable at $1.094 per share, (iv) 70,000 shares exercisable at $0.485 per share and (v) 80,000 shares exercisable at $0.285 per share.

(5)	Includes the following shares issuable under the 1995 Option Plan upon exercise of options (i) 100,000 shares exercisable at $5.50 per share, (ii) 10,000 shares exercisable at $2.50 per share, (iii) 100,000 shares exercisable at $1.094 per share, (iv) 60,000 shares exercisable at $0.485 per share and (v) 50,000 shares exercisable at $0.285 per share.

(6)	Includes the following shares issuable under the 1995 Option Plan upon exercise of options (i) 45,000 shares exercisable at $0.39 per share and (ii) 20,000 shares exercisable at $0.285 per share.

(7)	Includes the following shares issuable under the 1995 Option Plan upon exercise of options (i) 100,000 shares of exercisable at $4.00 per share, (ii) 5,000 shares exercisable at $2.0625 per share, (iii) 15,000 exercisable at $5.5005 per share, (iv) 10,000 shares exercisable at $2.50 per share, (v) 100,000 shares exercisable at $1.094 per share, (vi) 60,000 shares exercisable at $0.485 per share and (v) 50,000 shares exercisable at $0.285 per share.

(8)	Includes the following shares issuable under the 1995 Directors Option Plan upon exercise of options (i) 15,000 shares exercisable at $3.1250 per share, (ii) 10,000 shares exercisable at $7.1405 per share, (iii) 10,000 shares exercisable at $2.50 per share, (iv) 10,000 shares exercisable at $0.755 per share, (v) 9,166 shares exercisable at $0.26 per share, (vi) 10,000 shares exercisable at $0.615 per share, (vii) 10,000 shares exercisable at $0.37 per share; and includes 40,000 shares issuable under the 1995 Option Plan upon exercise of options at $3.6250 per share.

(9)	Includes the following shares issuable under the 2005 Stock Incentive Plan upon exercise of options (i) 22,500 shares exercisable at $0.22 per share.
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

Item 12. Certain Relationships and Related Transactions
     Since October 1998, the Company has maintained a working capital line of credit facility with a partnership controlled by one of its principal stockholders and Chairman of the Board of the Company, H. T. Ardinger, Jr. Prior to October 15, 2003, availability of funds under the facility was subject to certain borrowing base limitations based principally on qualifying accounts receivable and inventory. Effective October 15, 2003, terms and conditions of this note were amended to eliminate the borrowing base restrictions, establish a long-term payout for a majority of the note principal and accrued interest, and significantly reduce the per annum interest rate to the lesser of prime plus 3.0% or 9.5% from 12%. No interest was paid to the partnership during 2004 and 2005.
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
Item 13. Exhibits, Financial Statement Schedules and Reports on Form 8-K
(a)	The following consolidated financial statements required by this item are included in Part II Item 8 of this report:

(b)	Listing of Exhibits:
EXHIBIT INDEX

Exhibit
Page
No.	Description of Exhibit
2	Agreement and Plan of Merger and Reorganization (1)

3(a)	Certificate of Incorporation (1)

3(b)	Amendment to Certificate of Incorporation (1)

3(c)	Restated By-Laws (6)

3(d)	Certificate of Designations of Series B Convertible Preferred Stock (3)

3(e)	Certificate of Designations of Series C Convertible Preferred Stock (9)

3.1	Certificate of Designation of Series D Redeemable Convertible Preferred Stock of ViewCast.com, Inc. dated as of October 10, 2002. (12)

4(a)	Form of Common Stock Certificate (1)

4(b)	Form of Warrant Certificate (1)

4(c)	Form of Warrant Agreement between ViewCast and Continental Stock Transfer & Trust Company (1)

4(d)	Form of Representative’s Warrant Agreement (1)

4(e)	Form of Trust Indenture — $5,000,000 8% Senior Convertible Notes Due 2002 (2)

4(f)	Form of Lead Managers Warrant Agreement (2)

4(g)	Notice of Extension of Warrant Expiration Date and Exercise Price Adjustment (8)

5(a)	Form of Opinion of Thacher Proffit Wood LLP as to the legality of securities being registered. (5)

9(a)	Voting Trust Agreement between Robert M. Sterling, Jr. and Thomas E. Brown (1)

9(b)	Voting Trust Agreement between Robert P. Bernardi and Richard Bernardi (1)

9(c)	Form of Lock-Up Agreement (1)

9(d)	Lock-Up Agreement with Robert Sterling Trust (1)

9(e)	Lock-Up Agreement with Robert Bernardi Trust (1)

9(f)	Lock-Up Agreement with Michael Nissenbaum (1)

10(a)	Modified Employment Agreement between ViewCast and Glenn A. Norem (1)

10(b)	Modified Consulting Agreement between ViewCast and Sterling Capital Group Inc. (1)

10(c)	Form of Indemnification Agreement between ViewCast and Executive Officers and Directors (1)

10(d)	1995 Stock Option Plan (1)

10(e)	1994 Stock Option Plan (1)

Exhibit
Page
No.	Description of Exhibit
10(f)	1993 Viewpoint Stock Plan (1)

10(g)	1995 Director Option Plan (1)

10(h)	Lease Agreement between ViewCast and Metro Squared, L P(1)

10(i)	Employee Stock Purchase Plan (1)

10(j)	Licensing Agreement between ViewCast and Boca Research, Inc. (1)

10(k)	Agreement between ViewCast and Unisys™ (1)

10(l)	Employment Agreement between ViewCast and Philip M. Colquhoun (1)

10(m)	Employment Agreement between ViewCast and William S. Leftwich (1)

10(n)	Employment Agreement between ViewCast and David T. Stoner (1)

10(o)	Employment Agreement between ViewCast and Neal Page (1)

10(p)	Employment Agreement between ViewCast and A. David Boomstein (1)

10(r)	Lease between ViewCast and Burlingame Home Office, Inc. (1)

10(s)	Lease between ViewCast and Family Funds Partnership (1)

10(t)	Agreement between ViewCast and Catalyst Financial Corporation (1)

10(u)	Promissory Note by ViewCast payable to Robert Rubin dated September 5, 1996. (1)

10(v)	Promissory Note by ViewCast payable to M. Douglas Adkins dated November 15, 1996. (1)

10(w)	Promissory Note by ViewCast payable to H.T. Ardinger dated November 15, 1996. (1)

10(x)	Promissory Note by ViewCast payable to H.T. Ardinger dated January 15, 1997. (1)

10(y)	Promissory Note by ViewCast payable to Adkins Family Partnership, Ltd. dated January 15, 1997. (1)

10(z)	Lease between ViewCast and the Air Force Association. (2)

10(aa)	Lease between ViewCast and Airport Boulevard Partners, LLC. (2)

10(bb)	Stock Purchase Agreement between ViewCast and Tadeo Holdings, Inc. (4)

10(cc)	Working Capital Line of Credit Loan Agreement between ViewCast and the Ardinger Family Partnership, Ltd. (4)

10(dd)	Employee Stock Option Plan Amendment No. 1 (7)

10(ee)	Sublease Agreement between ViewCast and Host Communications, Inc. (9)

10(ff)	Employee Stock Option Plan Amendment No. 2 (10)

10(gg)	Letter Agreement dated May 6, 2002 between ViewCast and the Ardinger Family Partnership, Ltd. to exchange available -for-sale securities for a principal reduction in asset based lending line-of-credit (11)

10.1	Asset Purchase Agreement among Delta Computec Inc., NQL Inc. and ViewCast.com, Inc. dated as of May 31, 2002. (12)

10.2	Registration Rights Agreement by and among ViewCast.com, Inc. and Delta Computec Inc. dated as of October 11, 2002. (12)

10.3	Non-Competition Agreement by and among Delta Computec Inc., NQL Inc. and ViewCast.com, Inc. dated as of October 11, 2002 (12)

10.4	Escrow Agreement by and among ViewCast.com, Inc., Delta Computec Inc. and The

Exhibit
Page
No.	Description of Exhibit
Bank of New York Trust Company of Florida, N.A. dated as of October 11, 2002. (12)

10.5	Revolving Loan Agreement between MMAC Communications Corp. and Keltic Financial Partners, LP dated as of October 11, 2002. (12)

10.6	Guaranty of Payment and Performance from ViewCast.com, Inc. to Keltic Financial Partners, LP dated as of October 11, 2002. (12)

10.7	Subordination Agreement by and among Keltic Financial Partners, LP, MMAC Communication Corp. and ViewCast.com, Inc. dated as of October 11, 2002. (12)

10.8	General Security Agreement by and between MMAC Communications Corp. and Keltic Financial Partners, LP dated as of October 11, 2002. (12)

10.9	Revolving Note by MMAC Communications Corp. in favor of Keltic Financial Partners, LP dated as of October 11, 2002. (12)

10.10	Lease by and between Forsgate Industrial Complex and Delta Computec Inc. dated as of July 23, 1991. (12)

10.11	Second Amendment to Lease by and between Forsgate Industrial Complex and Delta Computec Inc. dated as of March 29, 2001. (12)

10.12	Sublease Agreement by and between Delta Computec Inc. and Ameriban Inc. dated as of December 31, 1997. (12)

10.13	Third Amendment to Sublease Agreement and Renewal of Sublease by and between Delta Computec Inc. and Ameriban, Inc. dated as of January 3, 2001. (12)

10.14	Employment Agreement by and between ViewCast Corporation and John DeVito dated as of August 6, 2002. (12)

10.15	Form of Amended and Restated Security Agreement dated October 15, 2003 between ViewCast.com, Inc. and the Ardinger Family Partnership, LTD. (13)

10.16	Form of Amended and Restated Pledge Agreement dated October 15, 2003 between ViewCast.com, Inc. and the Ardinger Family Partnership, LTD. (13)

10.17	Form of First Amendment to the Revolving Loan Agreement dated October 11, 2003 between Delta Computec Inc. and Keltic Financial Partners, LP. (13)

10.18	1995 Director Option Plan Amendment No. 2 (15)

10.19	Second Amendment dated as of October 10, 2004 to Revolving Loan Agreement between MMAC Communications Corp. and Keltic Financial Partners, LP dated as of October 11, 2002. (12)

10.20	Third Amendment dated as of December 10, 2004 to Revolving Loan Agreement between MMAC Communications Corp. and Keltic Financial Partners, LP dated as of October 11, 2002. (16)

10.21	Fourth Amendment dated as of January 10, 2005 to Revolving Loan Agreement between MMAC Communications Corp. and Keltic Financial Partners, LP dated as of October 11, 2002. (16)

10.22	Fifth Amendment dated as of February 15, 2005 to Revolving Loan Agreement between MMAC Communications Corp. and Keltic Financial Partners, LP dated as of October 11, 2002. (16)

10.23	Notice of Lower Temporary Conversion Price dated March 21, 2005. (17)

10.24	Letter Agreement Amending Revolving and Term Credit Facility dated March 22, 2005. (17)

10.25	Sixth Amendment, dated as if April 15, 2005, to Revolving Loan Agreement Between MMAC Communications Corp. and Keltic Financial Partners, LP dated as of October 11, 2002. (18)

10.26	Seventh Amendment, dated as if July 15, 2005, to Revolving Loan Agreement Between MMAC Communications Corp. and Keltic Financial Partners, LP dated as of October 11, 2002. (19)

10.27	Letter Agreement Amending Revolving and Term Credit Facility dated July 22, 2005. (20)

10.28	Eighth Amendment, dated as if October 11, 2005, to Revolving Loan Agreement Between

Exhibit
Page
No.	Description of Exhibit
MMAC Communications Corp. and Keltic Financial Partners, LP dated as of October 11, 2002. (21)

10.29	Letter Agreement dated November 18, 2005 Releasing John DeVito from obligations relating to DeVito’s confidentiality, non-competition and non-solicitation obligations contained in the Employment Agreement dated as of August 6, 2002 by and between ViewCast and John DeVito. (22)

10.30	Office Lease Agreement between ViewCast and TR Plano Parkway Partners, L.P. (23)

10.31	Letter Agreement Amending Revolving and Term Credit Facility dated March 20, 2006. (24)

14.1	Code of Ethics (14)

21	List of Subsidiaries of ViewCast. (1)

23.1	Consent of Grant Thornton LLP*

31.1	Rule 13a-14(a)/15d -14(a) Certifications*

32.1	Statement 1350 Certifications*

*	Filed herewith.

(1)	Incorporated by reference to the Registration Statement on Form SB-2 and all amendments thereto as declared effective on February 4, 1997.

(2)	Incorporated by reference to Form 10-KSB/A filed April 15, 1998.

(3)	Incorporated by reference to Form 8-K filed March 15, 1999.

(4)	Incorporated by reference to Form 10-KSB filed March 26, 1999.

(5)	Incorporated by reference to Form S-3 filed May 6, 1999.

(6)	Incorporated by reference to Form S-3 filed June 30, 2000.

(7)	Incorporated by reference to Form S-8 POS filed October 16, 2000.

(8)	Incorporated by reference to Form 8-K filed January 23, 2002.

(9)	Incorporated by reference to Form 10-K filed April 16, 2002.

(10)	Incorporated by reference to Form 8-K filed May 7, 2002.

(11)	Incorporated by reference to Form 10-Q filed May 20, 2002.

(12)	Incorporated by reference to Form 8-K filed October 25, 2002.

(13)	Incorporated by reference to Form 10-Q filed November 14, 2003.

(14)	Incorporated by reference to Form 10-KSB filed on March 30, 2004.

(15)	Incorporated by reference to Form S-8 filed September 17, 2004.

(16)	Incorporated by reference to Form 8-K filed March 25, 2005.

(17)	Incorporated by reference to Form 8-K filed March 25, 2005.

(18)	Incorporated by reference to Form 8-K filed April 21, 2005.

(19)	Incorporated by reference to Form 8-K filed July 18, 2005.

(20)	Incorporated by reference to Form 8-K filed July 27, 2005.

(21)	Incorporated by reference to Form 8-K filed October 17, 2005.

(22)	Incorporated by reference to Form 8-K filed November 23, 2005.

(23)	Incorporated by reference to Form 8-K filed January 17, 2005.

(24)	Incorporated by reference to Form 8-K filed March 22, 2006.

Item 14. Principal Accountant Fees and Services
     Subject to ratification by the shareholders, the Board of Directors has appointed Grant Thornton LLP as independent auditors to audit the financial statements of the Company for the 2006 fiscal year. During the fiscal years ended December 31, 2004 and December 31, 2005, the Company retained and paid Grant Thornton LLP to provide audit and other services as follows:

	2004	2005
Audit (1)	$98,210	$113,026
Audit Related Fees (2)	8,400	11,260
Tax Fees (3)	24,175	29,846
All Other Fees	735	2,080

TOTAL	$131,520	$156,212

(1)	Consists primarily of quarterly review and annual audit services

(2)	Consists primarily of 401(k) audit and Form S-8 review services

(3)	Consists primarily of Federal and State tax services
     The Audit Committee does not have a policy for the pre-approval of non-audit services to be provided by the Company’s independent auditor. Any such services would be considered on a case-by-case basis. The Audit Committee approved non-audit tax services provided by the independent auditors in fiscal years 2004 and 2005. There have been no disagreements concerning any matter of accounting principle or financial statement disclosure between the Company and its independent auditors, Grant Thornton LLP.

SIGNATURES
     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date	ViewCast.com, Inc.

May 1, 2006	By:	/s/ Laurie L. Latham
Laurie L. Latham
Chief Financial Officer and Senior Vice President of Finance
and Administration
     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date	ViewCast.Com, Inc.

May 1, 2006	By:	/s/ H.T. Ardinger, Jr.
H.T. Ardinger, Jr.
Director and Chairman of the Board

May 1, 2006	By:	/s/ George C. Platt
George C. Platt
Director and Chief Executive Officer
Principal Executive Officer

May 1, 2006	By:	/s/ Laurie L. Latham
Laurie L. Latham
Chief Financial Officer and Senior Vice President of Finance
and Administration
Principal Accounting Officer

May 1, 2006	By:	/s/ Joseph W. Autem
Joseph W. Autem
Director

EXHIBIT INDEX FOR DOCUMENTS FILED WITH THIS REPORT

Exhibit
No.	Description of Exhibit

23.1	Consent Of Grant Thornton LLP

31.1	Rule 13a-14(a)/15d -14(a) Certifications

32.1	Section 1350 Certifications