Form 10QSB
period 2006-03-31
VIEWCAST COM INC
filed 2006-05-15
CIK 921313

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-QSB
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006

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
As of April 30, 2006, 25,627,959 shares of the Registrant’s common stock were outstanding.
Transitional Small Business Disclosure Format (check one): Yes ☐ No ☑

ViewCast.com, Inc. and Subsidiaries
Index to Form 10-QSB

VIEWCAST.COM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	March 31,
	2005	2006
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,447,873	$841,874
Accounts receivable, less allowance for doubtful accounts of $13,171 and $22,470 at December 31, 2005 and March 31, 2006 respectively	1,304,776	1,219,237
Inventories	2,011,491	2,028,472
Prepaid expenses	73,074	228,425

Total current assets	4,837,214	4,318,008

Property and equipment, net	284,828	397,375
Software development costs and patents, net	122,931	174,587
Deposits	29,326	44,866

Total assets	$5,274,299	$4,934,836

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$582,263	$658,662
Accrued expenses	1,243,377	1,641,352
Stockholder line of credit	3,350,000	3,350,000
Current maturities of long-term debt	142,389	199,248

Total current liabilities	5,318,029	5,849,262

Long-term debt less current maturities	3,298	2,189
Stockholder note payable	6,775,230	6,717,650
Stockholder accrued interest	2,213,761	2,262,113

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, $0.0001 par value, authorized 5,000,000 shares:
Series B convertible — issued and outstanding shares — 800,000	80	80
Series C convertible — issued and outstanding shares — 200,000	20	20
Common stock, $.0001 par value, authorized 100,000,000 shares:
Issued shares — 25,889,456 at December 31, 2005 and March 31,2006, respectively	2,589	2,589
Additional paid-in capital	59,718,393	59,718,607
Accumulated deficit	(68,745,195)	(69,605,768)
Treasury stock, 261,497 shares at cost	(11,906)	(11,906)

Total stockholders’ deficit	(9,036,019)	(9,896,378)

Total liabilities and stockholders’ deficit	$5,274,299	$4,934,836

The accompanying notes are an integral part of these condensed consolidated statements.

VIEWCAST.COM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months ended
	March 31,
	2005	2006
Net sales	$2,556,463	$2,879,122

Cost of sales	1,031,436	1,340,766

Gross profit	1,525,027	1,538,356

Operating expenses:
Selling, general and administrative	1,399,702	1,521,489
Research and development	614,767	574,172
Depreciation and amortization	28,677	55,696

Total operating expenses	2,043,146	2,151,357

Operating loss	(518,119)	(613,001)

Other expense:
Interest expense	206,418	238,992
Debt conversion expense	471,186	—
Other	(417)	8,580

Total other expense	(677,187)	(247,572)

Loss from continuing operations	(1,195,306)	(860,573)

Loss from discontinued operations	(5,198)	—

NET LOSS	$(1,200,504)	$(860,573)

Preferred dividends	(202,005)	(202,005)

Net loss applicable to common stockholders	$(1,402,509)	$(1,062,578)

Net loss per share — basic and diluted:
Continuing operations	$(0.05)	$(0.04)
Discontinued operations	(0.00)	0.00

Net loss per share — basic and diluted	$(0.06)	$(0.04)

Weighted average number of common shares outstanding — basic and diluted	22,901,207	25,627,959

The accompanying notes are an integral part of these condensed consolidated statements.

VIEWCAST.COM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE THREE MONTHS ENDED MARCH 31, 2006
(UNAUDITED)

	Series B		Series C
	Convertible		Convertible				Additional			Total
	Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated	Treasury	Stockholders’
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Capital	Deficit	Stock	Deficit
Balances, December 31, 2005	800,000	$80	200,000	$20	25,889,456	$2,589	$59,718,393	$(68,745,195)	$(11,906)	$(9,036,019)

Employee stock options	—	—	—	—	—	—	214	—	—	214

Net loss	—	—	—	—	—	—	—	(860,573)	—	(860,573)

Balances, March 31, 2006	800,000	$80	200,000	$20	25,889,456	$2,589	$59,718,607	$(69,605,768)	$(11,906)	$(9,896,378)

The accompanying notes are an integral part of this condensed consolidated statement.

VIEWCAST.COM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the three months ended
	March 31,
	2005	2006
Operating activities:
Net loss from continuing operations	$(1,195,306)	$(860,573)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Loss from discontinued operations	(5,198)	—
Bad debt expense	16,792	9,299
Depreciation of fixed assets	28,677	39,747
Amortization of software development costs	15,366	15,949
Non-cash debt conversion expense	471,186	—
Non-cash stock option expense		214
Gain (loss) on disposition of property and equipment	—	11,922
Changes in operating assets and liabilities
Accounts receivable	(245,203)	76,240
Inventories	(113,435)	(16,981)
Prepaid expenses	(23,606)	(155,351)
Deposits	4,400	(15,540)
Accounts payable	404,823	76,399
Accrued expenses and stockholder accrued interest	373,561	446,327
Deferred revenue	(7,386)	—

Net cash used in continuing operations	(275,329)	(372,348)
Net cash provided by discontinued operations	285,770	—

Net cash provided by (used in) operating activities	10,441	(372,348)

Investing activities:
Capitalized software development costs and patents	—	(51,411)
Purchase of property and equipment	(31,804)	(180,410)

Net cash used in continuing operations	(31,804)	(231,821)
Net cash provided by discontinued operations	40,023	—

Net cash provided by (used in) investing activities	8,219	(231,821)

Financing activities:
Net proceeds from stockholder line of credit	100,000	—
Repayments of long-term debt	(1,435)	(1,830)

Net cash provided by (used in) continuing operations	98,565	(1,830)
Net cash used in discontinued operations	(311,622)	—

Net cash used in financing activities	(213,057)	(1,830)

Net decrease in cash and cash equivalents	(194,397)	(605,999)

Cash and cash equivalents, beginning of period	247,121	1,447,873

Cash and cash equivalents, end of period	$52,724	$841,874

Supplemental cash flow information:
Cash paid for interest	$1,029	$635

Supplemental non-cash flow operating activities:
Conversion of Series D redeemable convertible preferred stock to common stock	$1,461,380	$—
The accompanying notes are an integral part of these condensed consolidated statements.

ViewCast.com, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
1. Basis of Presentation
     The accompanying unaudited interim consolidated financial statements include the accounts of ViewCast.com, Inc. and its wholly-owned subsidiaries, Osprey Technologies, Inc., VideoWare, Inc., ViewCast Online Solutions, Inc., and Viewcast Technology Services Corporation, previously known as Delta Computec Inc. (“DCi”) (collectively, the Company or ViewCast). All material inter-company accounts and transactions have been eliminated in consolidation. See Note 4 regarding discontinued operations.
     The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Certain prior period balances have been reclassified to conform to current period presentation. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in Amendment No. 1 to the Company’s Annual Report on Form 10-KSB/A for the year ended December 31, 2005 filed with the Securities and Exchange Commission.
     The Company utilizes significant capital to design, develop and commercialize its products and intends to fund its 2006 operating activities and sales growth by utilizing cash contributed from operations and its available working capital lines of credit to the extent possible. The Company anticipates it will require additional working capital during 2006 and 2007 to support the expansion of sales channels and market distribution, to develop and introduce new products and services, to enhance existing product offerings, to address unanticipated competitive threats or technical problems, to transition adverse economic conditions and for potential acquisition transactions. Therefore, on November 18, 2005, ViewCast sold the assets and operations of DCi for a combination of $3,000,000 in cash at closing, $300,000 in contingent cash payments and the assumption of certain liabilities as outlined in the terms of the agreement. This transaction allowed ViewCast to retain the benefit of DCi as a reseller and installation and maintenance partner, while reinvesting in our core growth business of video communications products. Additionally, the proceeds of the sale were used to reduce debt and strengthen our balance sheet.
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
2. Accounts Receivable
     The Company’s accounts receivable are primarily due from resellers and dis tributors of our video communications products and services. Credit is extended based on evaluation of each customer’s financial condition and, generally collateral is not required except for certain international customers. Accounts receivable are generally due within 30 days and are stated net of an allowance for doubtful accounts. Accounts, which are outstanding longer than contractual payment terms, are considered past due. The Company records an allowance on a specific basis by considering a number of factors, including the length of time trade accounts are past due, the Company’s previous loss history, the credit-worthiness of individual customers, economic conditions affecting specific customer industries and economic conditions in general. The Company writes-off accounts receivable when they become uncollectible and payments subsequently received on such receivables are credited against write-offs in the period the payment is received.

ViewCast.com, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements — Continued
     Changes in the Company’s allowance for doubtful accounts for the three months ended March 31, 2005 and 2006 are as follows:

	For the three months ended
	March 31,
	2005	2006
	(Unaudited)	(Unaudited)
Beginning balance	$13,382	$13,171
Bad debt expense	16,792	9,299
Uncollectible accounts written off	(10,721)	—

Ending balance	$19,453	$22,470

3. Inventories
     Inventories consist of the following:

	December 31,	March 31,
	2005	2006
		(Unaudited)
Purchased materials	$775,232	$889,700
Finished goods	1,236,259	1,138,772

	$2,011,491	$2,028,472

4. Discontinued Operations
     On November 18, 2005, the Company sold the assets and operations of DCi for a combination of $3,000,000 in cash at closing, $300,000 in contingent cash payments and the assumption of certain liabilities as outlined in the terms of the agreement.
     The unaudited operating results from discontinued operations are as follows:

Three Months ended
March 31,
2005
(Unaudited)
Net sales	$2,899,713
Cost of sales	2,259,362

Gross profit	640,351
Operating expenses	637,468

Operating income (loss)	2,883
Other expense:	(8,081)

Net loss	$(5,198)

ViewCast.com, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements — Continued
5. Accrued Expenses
     Accrued expenses consist of the following:

	December 31,	March 31,
	2005	2006
		(Unaudited)
Stockholder accrued interest (short-term)	$758,086	$949,405
Accrued compensation	126,026	151,749
Accrued warranty	57,667	62,508
Accrued inventory purchases	71,162	124,924
Accrued taxes and other	230,436	352,766

	$1,243,377	$1,641,352

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
     The following table below shows the roll forward of accrued warranty expense for the three months ended March 31, 2005 and 2006:

	For the three months ended
	March 31,
	2005	2006
	(Unaudited)	(Unaudited)
Beginning balance	$57,744	$57,667
Charged to expense	10,350	14,909
Usage	(8,678)	(10,068)

Ending Balance	$59,416	$62,508

ViewCast.com, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements — Continued
7. Property and Equipment
     Property and equipment, at cost, consists of the following:

	Estimated
	Useful Life	December 31,	March 31,
	(Years)	2005	2006
			(Unaudited)
Computer equipment	3 to 7	$1,185,281	$1,226,491
Software	3 to 5	625,835	627,568
Leasehold improvements	1 to 5	23,232	121,746
Furniture and equipment	5 to 7	658,562	661,132

		2,492,910	2,636,937

Less accumulated depreciation and amortization		(2,208,082)	(2,239,562)

		$284,828	$397,375

8. Short-term Debt
     Stockholder Line of Credit
     Since October 1998, the Company has maintained a working capital line of credit facility with an entity controlled by one of its principal stockholders, Mr. H.T. Ardinger, who also currently serves as Chairman of the Board of Directors of the Company. In October 2003, ViewCast.com, Inc., Osprey Technologies, Inc. and VideoWare, Inc. (jointly and severally, “the Borrower”) amended the terms and conditions of this credit facility and security agreement with the Ardinger Family Partnership, Ltd. (“Lender”). Effective October 15, 2003, the terms and conditions of the credit facility were amended to establish a term note, a revolving credit note and a revised security agreement. The term note provided for a long-term payout for the $6,909,582 note principal and accrued interest of $1,243,665. Additionally, a revolving credit note of up to $2.0 million was established with an initial principal amount $1.1 million. The amended credit facility agreement is secured by all assets of the Borrower.
     During 2004, the Company entered into amendments of the terms and conditions of the credit facility to increase the credit line of the revolving credit note to $3.0 million and extended the commencement date for the scheduled payments of the term note and accrued interest to December 31, 2004. During 2005, the Company amended the terms and conditions of the credit facility to increase the credit line of the revolving credit note to $4.0 million and extended the commencement date of scheduled payments of the term note and accrued interest to November 30, 2005. Subsequently, on March 22, 2006, the Company amended the terms and conditions of the credit facility to extend the revolving maturity date of the revolving credit note from December 31, 2005 to June 30, 2006, to extend the term maturity date of the term note from December 31, 2006 to December 31, 2007 and to extend the commencement date of scheduled payments of the term note and accrued interest from November 30, 2005 to June 30, 2006.
     At March 31, 2006, the revolving credit note principal balance was $3,350,000 and the Company had availability under the revolving credit note of $650,000. Interest is due on demand at the lesser of prime plus 3.0% (7.25% and 7.75% at December 31, 2005 and March 31, 2006, respectively) or 9.5% fixed rate. At March 31, 2006 the Company had outstanding $572,537 in stockholder accrued interest from the revolving credit note and $376,868 of scheduled interest payments for a total of $949,405 of short-term stockholder accrued interest.

ViewCast.com, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements — Continued
9. Long-Term Debt
     Stockholder Term Note
     In October 2003, the Company amended the terms and conditions of its then outstanding stockholder credit facility established a term note that provided for a long-term payout of the $6,909,582 note principal and $1,243,665 of accrued interest. The term note agreement significantly reduced the per annum interest rate from the original 12% fixed rate to the lesser of prime plus 3.0% (7.75% as of March 31, 2006) or 9.5% and requires monthly principal repayments of $19,193 and monthly interest payments of $37,687 commencing on June 30, 2006 and continuing on the last day of each calendar month with a balloon payment for the remaining principal amount due December 31, 2007 (See Note 8). As of March 31, 2006, the total stockholder accrued interest, less the current portion, was $2,262,113. There are no covenants in connection with the term note.
     In the following table, the Company’s long-term debt consists of:

	December 31, 2005	March 31, 2006
		(Unaudited)
Stockholder term note with an entitycontrolled by a principal stockholder of the Company, collateralized by all assets of Borrower, with interest due at a rate per annum equal to the lesser of prime plus 3% (7.25% and 7.75% at December 31, 2005 and March 31, 2006, respectively) or 9.5% fixed rate, due December 31, 2007 (See Note 8).	$6,909,582	$6,909,582

Other long-term debt	11,335	9,505

Total long-term debt	6,920,917	6,919,087
Less current maturities	(142,389)	(199,248)

Total long-term debt less current maturities	$6,778,528	$6,719,839

10. Series D Redeemable Convertible Preferred Stock
     During October 2002 through June 2003, the Company issued 150,670 shares of Series D Preferred Stock as partial consideration for the acquisition of DCi and for related investment banking fees. As of April 2005, all shares of Series D Preferred Stock had been converted into Company common stock. Each share of Series D Preferred Stock had a stated value of $10.00 with a conversion option to common stock at $1.50 per share of Company common stock. The Series D Preferred Stock provided redemption rights for the holders and the Company, and other rights as described in the Certificate of Designation of the Series D Preferred Stock. The Series D Preferred Stock was redeemable at its stated value at the holders’ option upon written notice at any time after October 11, 2004, to the extent permitted by applicable law.
11. Conversion of Convertible Debt to Equity
     The Company accounts for the conversion of convertible debt to equity securities in accordance with SFAS No. 84, “Induced Conversions of Convertible Debt”. In other income (expense), the Company has recognized in 2005 an imputed amount for debt conversion expense equal to the fair value of all securities and other consideration transferred in the transaction in excess of the fair value of securities issuable pursuant to the original conversion terms. The debt conversion expense is a non-cash charge and is a reconciling adjustment in calculating net cash used in operating activities. The conversions were made pursuant to Section 3(a)(9) of the Securities Act of 1933, as amended.
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
     The following table summarizes the accounting for the Series D Redeemable Convertible Preferred Stock conversions that occurred during three months ended March 31, 2005 (Unaudited).

				Increase in
		Principal		Common
	Number	Amount	Debt	Stock, Par
Conversion of Series D Redeemable	of Equity	of Debt	Conversion	and Paid in
Convertible Preferred Shares	Securities	Reduction	Expense	Capital

Conversion shares under original terms	974,254

Principal amount converted into equity		$1,461,380		$(1,461,380)

Additional conversion shares under lowered conversion terms
	1,682,804		$471,186	(471,186)

	2,657,058	$1,461,380	$471,186	$(1,932,566)

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
     Following is a summary of excluded securities:

	For the Three Months Ended March 31,
	2005	2006
	(Unaudited)	(Unaudited)
Stock options	2,787,449	2,956,175
Public and private warrants	4,835,482	4,746,482
Convertible preferred stock — Series B	2,206,896	2,206,896
Convertible preferred stock — Series C	3,333,333	3,333,333
Redeemable convertible preferred Stock — Series D	543,433	—

	13,706,593	13,242,886

13. Stock-Based Compensation
     The Company has various stock-based employee compensation plans, which are described more fully in Note 12 of the Notes to Consolidated Financial Statements in Amendment No. 1 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005.

ViewCast.com, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements — Continued
     For purposes of pro forma disclosures under SFAS 123, the estimated fair value of the options is amortized as expense over the options’ vesting periods. Pro forma information for the three months ended March 31, 2005 is as follows:

Three Months Ended
March 31,
2005
(Unaudited)
Net loss applicable to common stockholders:	$(1,402,509)
As reported
Deduct total stock-based compensation under fair value based method for all awards, net of related tax expense	(113,672)

Pro forma	$(1,516,181)

Net loss per share:
As reported	$(0.06)

Pro forma — basic and diluted	$(0.07)

     On January 1, 2006, the Company adopted Statement of Financial Accounting Standard No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”), which requires the measurement and recognition of all share-based payment awards made to employees and directors including stock options and employee stock purchases related to the Employee Stock Purchase Plan (“ESPP”) based on estimated fair values. SFAS 123(R) supersedes the Company’s previous accounting under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, for periods beginning in fiscal year 2006. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R).
     In 2006, the Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s 2006 fiscal year. The Company’s Consolidated Financial Statements as of and for the three months ended March 31, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to include the impact of SFAS 123(R). Stock-based compensation expense recognized under SFAS 123(R) for the three months ended March 31, 2006 was approximately $214. During the quarter ended March 31, 2006, there were no new options granted under the ViewCast 2005 Stock Incentive Plan. SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service period in the Company’s Income Statement. Prior to the adoption of SFAS 123(R), the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB No. 25 as allowed under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Under the intrinsic value method, no stock-based compensation expense for stock options grants is recognized because the exercise price of the Company’s stock options granted to employees and directors equaled the fair market value of the underlying stock at the date of grant.
     Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the Company’s Income Statement for the first quarter of fiscal year 2006 includes compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). Stock-based compensation expense recognized in the Company’s Income Statement for the first quarter of fiscal year 2006 is based on awards ultimately expected to vest and has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s

ViewCast.com, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements — Continued
pro forma information required under SFAS 123 for periods prior to fiscal year 2006, forfeitures have been accounted for as they occurred.
     The Company used the Black-Scholes option-pricing model (“Black-Scholes”) as its method of valuation under SFAS 123(R) in fiscal year 2006 and a single option award approach. This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. Black-Scholes was also previously used for the Company’s pro forma information required under SFAS 123 for periods prior to fiscal year 2006. The fair value of share-based payment awards on the date of grant as determined by the Black-Scholes model is affected by our stock price as well as other assumptions. These assumptions include, but are not limited to the expected stock price volatility over the term of the awards and the actual and projected employee stock option exercise behaviors. At March 31, 2006, the balance of unearned stock-based compensation to be expensed in future periods related to unvested share-based awards, as adjusted for expected forfeitures, is approximately $6,600. The weighted-average period over which the unearned stock-based compensation is expected to be recognized is approximately five years.
14. Related Party Transaction
     Since October 1998, the Company has maintained a working capital line credit facility with a partnership controlled by one of its principal stockholders and Chairman of the Board of the Company, H. T. Ardinger, Jr. Effective March 22, 2006, the Company amended the terms and conditions of the credit facility to extend the revolving maturity date of the revolving credit note from December 31, 2005 to June 30, 2006, to extend the term maturity date of the term note from December 31, 2006 to December 31, 2007 and to extend the commencement date of scheduled payments of the term note and accrued interest from November 30, 2005 to June 30, 2006. See Note 8 for more information.

ViewCast.com, Inc. and Subsidiaries
Management’s Discussion and Analysis or
Plan of Operation
Item 2. Management’s Discussion and Analysis or Plan of Operation
     Certain statements in this Report on Form 10-QSB under “Management’s Discussion and Analysis or Plan of Operation” and elsewhere in this Report constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements regarding ViewCast’s expectations, beliefs, hopes, intentions or strategies regarding the future. These statements involve known and unknown risks, uncertainties, and other factors that may cause ViewCast or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, product demand and market acceptance risks, the impact of competitive products and pricing, product development, commercialization and technological difficulties, capacity and supply constraints or difficulties, general business and economic conditions, the availability of sufficient working capital, the ability to service our debt, continued losses, the ability to successfully integrate acquired operations, the effect of our accounting polices and other risks detailed in Amendment No. 1 of our Annual Report on Form 10-KSB/A for the year ended December 31, 2005 and other filings with the Securities and Exchange Commission.
     In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “expects”, “should”, “anticipates”, “believes”, “estimates”, “predicts”, “plans”, “potential”, “intends” or “continue” or the negative of such terms or other comparable terminology.
     Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of such statements. We are under no duty, nor do we undertake any obligation, to update any of the forward-looking statements after the date of this report to conform such statements to actual results.
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
Discontinued Operations
     ViewCast provided professional IT services focused on merged data and video networks through its wholly owned subsidiary Delta Computec Inc. (“DCi”) until the sale of the assets and operations of DCi on November 18, 2005. The assets and operations of DCi were sold for a combination of $3,000,000 in cash at closing, $300,000 in contingent cash payments and the assumption of certain liabilities as outlined in the terms of the agreement. This transaction allowed ViewCast to retain the benefit of DCi as a reseller and installation and maintenance partner, while reinvesting in our core growth business of video communications products. Additionally, the proceeds of the sale were used to reduce debt and strengthen our balance sheet.
     Prior to the transaction, ViewCast had operated in two distinct business segments: (1) video communications products and services and (2) IT services and products. The previously reported IT services and products segment

ViewCast.com, Inc. and Subsidiaries
Management’s Discussion and Analysis or
Plan of Operation — (Continued)
had been comprised of DCi’s business, which is accounted for in the accompanying consolidated financial statements as a discontinued operation.
Critical Accounting Policies
     Management’s discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. We review the accounting policies we use in reporting our financial results on a regular basis. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an on-going basis we evaluate our estimates, including those related to accounts receivable, inventories, investments, warranty obligations, income taxes, restructuring and contingencies and litigation. Our estimates are based on historical experience and other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. In addition to the items listed above which are affected by estimates, we believe that the following are critical accounting policies used in the preparation of our consolidated financial statements:
•	Revenue Recognition – We apply provisions of SEC Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements as revised by SAB 104, Revenue Recognition, SOP 97-2, Software Revenue Recognition, as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions and EITF 00-21, Revenue Arrangements with Multiple Deliverables to transactions involving sales of our hardware and software products. Under these guidelines, we recognize revenue on transactions where persuasive evidence of an arrangement exists, title has transferred, product payment is not contingent upon performance of installation or service obligations, the price is fixed or determinable and payment is reasonably assured. We accrue warranty costs and sales allowances for promotional activities at time of shipment based on historical experience. In addition, we defer revenue associated with maintenance and support contract revenue that is recognized ratably over the contract term.

•	Allowance for Doubtful Accounts – We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers or distribution partners were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

•	Excess and Obsolete Inventories – We write down our inventories for estimated obsolescence and unmarketable inventory equal to the difference between the cost of the inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less than those projected by management, additional write-downs may be required.

•	Deferred Taxes – We record a valuation allowance to reduce our deferred tax assets to an amount that we believe is more likely than not to be realized. In our opinion, realization of our net operating loss carryforward is not reasonably assured, and a valuation allowance has been provided against deferred tax assets in excess of deferred tax liabilities in the accompanying consolidated financial statements. However, should we in the future determine that realization of deferred tax assets in excess of recorded amounts is likely, an adjustment to the deferred tax assets would increase income in the period such determination was made.

ViewCast.com, Inc. and Subsidiaries
Management’s Discussion and Analysis or
Plan of Operation — (Continued)
Results of Operations
Three Months Ended March 31, 2006 compared to
Three Months Ended March 31, 2005.
     Net Sales. During the first quarter ended March 31, 2006, net sales increased by 12.6% to $2,879,122 compared to first quarter net sales in 2005 of $2,556,463. The net sales improvement was due to sales growth of both systems and capture cards.
     Osprey Product Sales. During the three months ended March 31, 2006, sales of Osprey video cards and related software products totaled $2,001,319 and represented 69.5% of total 2006 revenue, an increase of 2.0% over 2005 levels. The increased Osprey revenues reflected increased demand of our Osprey-500 series and Osprey-200 series product families, particularly within the growing European and Pacific Rim video communication markets.
     Video System and Application Software Product Sales. During the three months ended March 31, 2006, combined video system and software sales totaled $857,414 and represented 29.8% of total 2006 revenue, an increase of 50.9% over the first quarter of 2005. The increase in 2006 sales was due to increased multi-unit sales of ViewCast’s Niagara systems and third-party software product sales.
     Other Revenues. Other revenues consist of software maintenance, training, engineering consulting fees and professional services and represented 0.7% of revenues for the three months ended March 31, 2006. For the quarter ended March 31, 2006, other revenues totaled $20,389 compared to the quarter ended March 31, 2005 of $26,895.
     Cost of Sales and Gross Margins. Cost of sales totaled $1,340,766 for the quarter ended March 31, 2006, a 30.0% increase from $1,031,436 for the same period in 2005. Gross profit margin for the quarter ended March 31, 2006 was $1,538,356 or 53.4% compared to $1,525,027 or 59.7% in 2005. The decline in gross margin was primarily due to greater sales of lower margin third-party products than in the same period a year ago.
     We expect future margins for the video products to remain comparable to historical margins in the 50%-60% range. Margins will be affected quarter to quarter by promotional activities, price adjustments, cost of materials, inventory obsolescence, the introduction of new products and the sales mix between the products, software and third party products sold in any one reporting period.
     Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended March 31, 2006 totaled $1,521,489, a 8.7% increase from $1,399,702 for the same period last year. The increase reflects the cost of moving the corporate office to a new location, outside auditor and professional consulting fees and increased sales activities during the first three months of 2006.
     Research and Development Expense. Research and development expense, net of capitalized software development, for the three months ended March 31, 2006 totaled $574,172, a decrease of 6.6% over 2005 levels, reflecting a modest decrease in expenses incurred for new products compared to the first three months of 2005. Research and development expenses vary period to period depending on the number of product introductions planned and as new product prototypes, testing and certifications are completed.
     Other Expense. Total other expense for the first quarter of 2006 totaled $247,572 compared to $677,187 in 2005. Other expense had a significant reduction primarily due to a charge for debt conversion expense in 2005. In the first quarter of 2005, ViewCast recognized non-cash debt conversion expense of $471,186 related to the conversion of redeemable, convertible preferred stock into common stock of ViewCast. See Note 11 to the Consolidated Financial Statements for further details regarding this transaction. The decline in debt conversion expense for the first quarter of 2006 was offset by an increase in interest expense, primarily from our stockholder debt. Interest expense increased 16.0% over 2005 levels principally due to the increase of the interest rate.
     Net Loss. ViewCast generated a net loss from continuing operations of $860,573 for the first quarter of 2006 compared to a net loss from continuing operations of $1,195,306 for the same period in 2005. Discontinued

ViewCast.com, Inc. and Subsidiaries
Management’s Discussion and Analysis or
Plan of Operation — (Continued)
operations had net loss of $5,198 for 2005. Therefore, the net loss for the first quarter was $860,573 for the quarter ended March 31, 2006 compared to the net loss of $1,200,504 for the same period in 2005.
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
     Net cash used in operating activities for the three months ended March 31, 2006 was $372,348 resulting from the net loss of $860,573 offset by changes in operating assets and liabilities of $397,923 and by non-cash operating expenses of $90,302. Cash provided by changes in operating assets and liabilities was principally due to the increases in accrued expenses and interest offset by cash utilized for increased prepaid expenses for trade shows.
     Cash utilized for investing activities during the three months ended March 31, 2006 totaled $231,821 for property and equipment purchased and software development costs capitalized.
     During the three months ended March 31, 2006, ViewCast’s financing activities utilized cash of $1,830 for repayment of long term debt.
     Since October 1998, ViewCast has maintained a working capital line of credit facility with an entity controlled by one of its principal stockholders, Mr. H.T. Ardinger, who also currently serves as Chairman of the Board of Directors of ViewCast. The facility consists of a $4.0 million revolving credit note and a $6,909,582 term note. The credit facility is secured by all assets of ViewCast.com, Inc., Osprey Technologies, Inc. and VideoWare, Inc. The maturity date of the revolving credit note is June 30, 2006, and the maturity date of the term note is December 31, 2007. The commencement date of scheduled payments of the term note and accrued interest is June 30, 2006. At March 31, 2006, the revolving credit note principal balance was $3,350,000 and the Company had availability under the line of credit of $650,000. The maturity date for the revolving credit note has been extended in the past, and ViewCast expects that an extension will be made again. See Notes 8 and 9 to the Condensed Consolidated Financial Statements for more information.
     At March 31, 2006, ViewCast had 3,833,012 public and public equivalent warrants and 122,500 representative warrants outstanding and exercisable at $0.275. On January 2006, Viewcast extended the expiration date of its public and public equivalent common stock purchase warrants from the prior expiration date of February 3, 2006 to February 3, 2007. Additional, Viewcast decreased the exercise price of these warrants to $0.275 per share from $1.00 per share beginning on March 1, 2006, until the warrant expiration date. The warrants are redeemable by ViewCast under certain conditions.
     In October of 2005, ViewCast adopted the ViewCast 2005 Stock Incentive Plan, which replaced ViewCast’s expired stock option plans (the 1995 Employee Stock Option Plan and the 1995 Director Stock Option Plan) and become the sole plan for providing equity-based incentive compensation to ViewCast’s employees, non-employee directors and other service providers. In 2006, ViewCast adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s 2006 fiscal year. ViewCast recorded approximately $214 for Stock-based compensation expense in 2006. During the quarter ended March 31, 2006, there were no new options granted under the ViewCast 2005 Stock Incentive Plan. However, ViewCast anticipate that it will grant additional share-based awards to employees in the future, which will increase the stock-based compensation expense by the additional unearned compensation resulting from these grants. The fair value of these grants is not included in the footnote amount above, as the impact of these grants cannot be predicted at this time because it will depend on the number of share-based payments granted. In addition, if factors change and we employ different assumptions in the application of SFAS No. 123(R) in future periods, the stock-based compensation expense that we record under SFAS No. 123(R) may differ significantly from what we have recorded in the current period.
     At March 31, 2006, ViewCast had a consolidated stockholders’ deficit of $9,896,378, and in accordance with Delaware law, was precluded from paying dividends on its outstanding Series B and Series C convertible preferred

ViewCast.com, Inc. and Subsidiaries
Management’s Discussion and Analysis or
Plan of Operation — (Continued)
stock. As a result, no preferred stock dividends have been declared or paid during 2006. The Series B and Series C preferred stock issues carry cumulative dividends of 8% and 9% per year, respectively, and are generally payable semi-annually in arrears in cash or in ViewCast common stock, at ViewCast’s option. Cumulative dividends in arrears on preferred shares are approximately: Series B-$2,744,000, Series C-$795,000. Holders of Series B and Series C preferred stock have no voting rights except as required by law.
     At March 31, 2006, ViewCast had a working capital deficit of $1,531,254 and cash and cash equivalents of $841,874. ViewCast utilizes significant capital to design, develop and commercialize its products and intends to fund its operating activities and sales growth during the next twelve months by utilizing cash contributed from operations and its available working capital lines of credit to the extent possible. ViewCast anticipates it will require additional working capital during 2006 and 2007 to support the expansion of sales channels and market distribution, to develop and introduce new products and services, to enhance existing product offerings, to address unanticipated competitive threats or technical problems, to transition adverse economic conditions, to service its debt and for potential acquisition transactions.
     ViewCast plans to improve its working capital position by increasing sales and through other initiatives that may include raising additional equity, conversion of debt to equity, further acquisitions and by exercise of warrants if market conditions allow. Certain actions have already occurred. ViewCast’s increased product sales and cash flow, coupled with recent initiatives to restructure its balance sheet have made significant improvements to its financial position. In 2005, $1,506,700 of Series D redeemable convertible preferred stock converted into common stock equity. Additionally, ViewCast sold the assets and operations of DCi for a combination of $3,000,000 in cash at closing, $300,000 in contingent cash payments and the assumption of certain liabilities as outlined in the terms of the agreement. This transaction allowed ViewCast to retain the benefit of DCi as a reseller and installation and maintenance partner, while reinvesting in ViewCast’s core growth business of video communications products. Additionally, the proceeds of the sale were used to reduce debt and strengthen our balance sheet.
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
     At March 31, 2006, ViewCast had no material commitments for capital expenditures.
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

ViewCast.com, Inc. and Subsidiaries
Other Information
PART II: OTHER INFORMATION

Item 1.	Legal Proceedings
(None)

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(None)

Item 3.	Defaults Upon Senior Securities
(None)

Item 4.	Submission of Matters to a Vote of Security Holders
(None)

Item 5.	Other Information

(a)	(None)

(b)	(None)

Item 6.	Exhibits

See Exhibit Index.

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ViewCast.com, Inc.

(Registrant)

BY:

Date: May 15, 2006	/s/ George C. Platt

George C. Platt
Chief Executive Officer
Principal Executive Officer

/s/ Laurie L. Latham

Laurie L. Latham
Chief Financial Officer
Principal Financial Officer

EXHIBIT INDEX

Exhibit
Number
31.1	Rule 13a-14(a)/15d-14(a) Certifications

32.1	Section 1350 Certifications