Form 10QSB
period 2006-06-30
VIEWCAST COM INC
filed 2006-08-14
CIK 921313

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-QSB
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006

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
As of July 31, 2006, 25,627,959 shares of the Registrant’s common stock were outstanding.
Transitional Small Business Disclosure Format (check one): Yes ☐ No ☑

ViewCast.com, Inc. and Subsidiaries
Index to Form 10-QSB

VIEWCAST.COM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
	2005	2006
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,447,873	$386,654
Accounts receivable, less allowance for doubtful accounts of $13,171 and $33,982 at December 31, 2005 and June 30, 2006, respectively	1,304,776	1,661,247
Inventories	2,011,491	1,843,081
Prepaid expenses	73,074	132,777

Total current assets	4,837,214	4,023,759

Property and equipment, net	284,828	467,075
Software development costs and patents, net	122,931	225,761
Deposits	29,326	44,866

Total assets	$5,274,299	$4,761,461

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$582,263	$791,830
Accrued expenses	1,243,377	1,861,652
Stockholder line of credit	3,350,000	3,350,000
Current maturities of long-term debt	142,389	236,230

Total current liabilities	5,318,029	6,239,712

Long-term debt less current maturities	3,298	1,650
Stockholder note payable	6,775,230	6,679,263
Stockholder accrued interest	2,213,761	2,349,945

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, $0.0001 par value, authorized 5,000,000 shares:
Series B convertible — issued and outstanding shares — 800,000	80	80
Series C convertible — issued and outstanding shares — 200,000	20	20
Common stock, $.0001 par value, authorized 100,000,000 shares:
Issued shares — 25,889,456 at December 31, 2005 and June 30, 2006, respectively	2,589	2,589
Additional paid-in capital	59,718,393	59,720,919
Accumulated deficit	(68,745,195)	(70,220,811)
Treasury stock, 261,497 shares at cost	(11,906)	(11,906)

Total stockholders’ deficit	(9,036,019)	(10,509,109)

Total liabilities and stockholders’ deficit	$5,274,299	$4,761,461

The accompanying notes are an integral part of these condensed consolidated statements.

VIEWCAST.COM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2005	2006	2005	2006
Net sales	$2,537,098	$3,562,309	$5,093,561	$6,441,433

Cost of sales	1,051,376	1,547,438	2,082,812	2,888,204

Gross profit	1,485,722	2,014,871	3,010,749	3,553,229

Operating expenses:
Selling, general and administrative	1,240,687	1,797,135	2,640,389	3,318,626
Research and development	679,192	531,302	1,293,959	1,105,474
Depreciation and amortization	63,530	69,080	92,207	124,777

Total operating expenses	1,983,409	2,397,517	4,026,555	4,548,877

Operating loss	(497,687)	(382,646)	(1,015,806)	(995,648)

Other expense:
Interest expense	227,897	232,397	433,939	471,388
Debt conversion expense	14,612	—	485,798	—
Other	—	—	(41)	8,580

Total other expense	(242,509)	(232,397)	(919,696)	(479,968)

Loss from continuing operations	(740,196)	(615,043)	(1,935,502)	(1,475,616)

Income from discontinued operations	73,170	—	67,972	—

NET LOSS	$(667,026)	$(615,043)	$(1,867,530)	$(1,475,616)

Preferred dividends	(204,250)	(204,250)	(406,255)	(406,255)

Net loss applicable to common stockholders	$(871,276)	$(819,293)	$(2,273,785)	$(1,881,871)

Net loss per share — basic and diluted:
Continuing operations	$(0.03)	$(0.03)	$(0.09)	$(0.07)
Discontinued operations	0.00	0.00	$0.00	0.00

Net loss per share — basic and diluted	$(0.03)	$(0.03)	$(0.09)	$(0.07)

Weighted average number of common shares outstanding — basic and diluted	25,575,667	25,627,959	24,301,950	25,627,959

The accompanying notes are an integral part of these condensed consolidated statements.

VIEWCAST.COM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE SIX MONTHS ENDED JUNE 30, 2006
(UNAUDITED)

	Series B		Series C
	Convertible		Convertible				Additional			Total
	Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated	Treasury	Stockholders’
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Capital	Deficit	Stock	Deficit
Balances, December 31, 2005	800,000	$80	200,000	$20	25,889,456	$2,589	$59,718,393	$(68,745,195)	$(11,906)	$(9,036,019)
Stock based compensation expense	—	—	—	—	—	—	2,526	—	—	2,526
Net loss	—	—	—	—	—	—	—	(1,475,616)	—	(1,475,616)

Balances, June 30, 2006	800,000	$80	200,000	$20	25,889,456	$2,589	$59,720,919	$(70,220,811)	$(11,906)	$(10,509,109)

The accompanying notes are an integral part of this condensed consolidated statement.

VIEWCAST.COM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the six months ended
	June 30,
	2005	2006
Operating activities:
Net loss from continuing operations	$(1,935,502)	$(1,475,616)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Income from discontinued operations	67,972	—
Bad debt expense	35,303	20,811
Depreciation of fixed assets	61,475	90,615
Amortization of software development costs	30,733	34,162
Non-cash debt conversion expense	496,037	—
Stock based compensation expense	—	2,526
Loss on disposition of property and equipment	—	11,922
Changes in operating assets and liabilities
Accounts receivable	71,269	(377,282)
Inventories	(156,409)	168,410
Prepaid expenses	431	(59,703)
Deposits	4,400	(15,540)
Accounts payable	295,831	209,566
Accrued expenses and stockholder accrued interest	564,666	754,459
Deferred revenue	(10,660)	—

Net cash used in continuing operations	(474,454)	(635,670)
Net cash provided by discontinued operations	46,785	—

Net cash used in operating activities	(427,669)	(635,670)

Investing activities:
Capitalized software development costs and patents	—	(120,798)
Purchase of property and equipment	(61,586)	(300,978)

Net cash used in continuing operations	(61,586)	(421,776)
Net cash provided by discontinued operations	165,927	—

Net cash provided by (used in) investing activities	104,341	(421,776)

Financing activities:
Net proceeds from stockholder line of credit	550,000	—
Proceeds from sale of common stock and warrant	279	—
Repayments of long-term debt	(2,949)	(3,773)

Net cash provided by (used in) continuing operations	547,330	(3,773)
Net cash used in discontinued operations	(316,041)	—

Net cash provided by (used in) financing activities	231,289	(3,773)

Net decrease in cash and cash equivalents	(92,039)	(1,061,219)

Cash and cash equivalents, beginning of period	247,121	1,447,873

Cash and cash equivalents, end of period	$155,082	$386,654

Supplemental cash flow information:
Cash paid for interest	$1,981	$635

Supplemental non-cash flow operating activities:
Conversion of Series D redeemable convertible preferred stock to common stock	$1,506,700	$—
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
     The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Certain prior period balances have been reclassified to conform to current period presentation related to discontinued operations in 2005. Operating results for the three and six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-KSB/A for the year ended December 31, 2005 filed with the Securities and Exchange Commission.
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
     New Accounting Pronouncements. On July 13, 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation 48, Accounting for Uncertainty in Income Taxes: an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies Statement 109, Accounting for Income Taxes, to indicate the criteria that an individual tax position would have to meet for some or all of the benefit of that position to be recognized in an entity’s financial statements. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the requirements under FIN 48 and the effect, if any, that the adoption of FIN 48 will have on our consolidated financial statements, statement of cash flows or earnings per share.
2. Accounts Receivable
     The Company’s accounts receivable are primarily due from resellers and distributors of our video communications products and services. Credit is extended based on evaluation of each customer’s financial condition and, generally, collateral is not required except for certain international customers. Accounts receivable are generally due within 30 days and are stated net of an allowance for doubtful accounts. Accounts that are outstanding longer than contractual payment terms are considered past due. The Company records an allowance on a specific basis by considering a number of factors, including the length of time trade accounts are past due, the

ViewCast.com, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements — Continued
Company’s previous loss history, the credit-worthiness of individual customers, economic conditions affecting specific customer industries and economic conditions in general. The Company writes-off accounts receivable when they become uncollectible and payments subsequently received on such receivables are credited against write-offs in the period the payment is received.
     Changes in the Company’s allowance for doubtful accounts for the three and six months ended June 30, 2005 and 2006 are as follows:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2005	2006	2005	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Beginning balance	$19,453	$22,470	$13,382	$13,171
Bad debt expense	18,511	11,512	35,303	20,811
Uncollectible accounts written off	—	—	(10,721)	—

Ending balance	$37,964	$33,982	$37,964	$33,982

3. Inventories
     Inventories consist of the following:

	December 31,	June 30,
	2005	2006
		(Unaudited)
Purchased materials	$775,232	$879,440
Finished goods	1,236,259	963,641

	$2,011,491	$1,843,081

4. Discontinued Operations
     On November 18, 2005, the Company sold the assets and operations of DCi for a combination of $3,000,000 in cash at closing, $300,000 in contingent cash payments and the assumption of certain liabilities as outlined in the terms of the agreement.
     The unaudited operating results from discontinued operations are as follows:

	Three months ended	Six months ended
	June 30,	June 30,
	2005	2005
	(Unaudited)	(Unaudited)
Net sales	$3,107,312	$6,008,331
Cost of sales	2,421,158	4,681,826

Gross profit	686,154	1,326,505
Operating expenses	602,306	1,239,774

Operating income	83,848	86,731
Other expense:	(10,678)	(18,759)

Net income	$73,170	$67,972

ViewCast.com, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements — Continued
5. Accrued Expenses
     Accrued expenses consist of the following:

	December 31,	June 30,
	2005	2006
		(Unaudited)
Stockholder accrued interest (short-term)	$758,086	$1,103,906
Accrued compensation	126,026	199,810
Accrued warranty	57,667	63,399
Accrued inventory purchases	71,162	104,196
Accrued taxes and other	230,436	390,341

	$1,243,377	$1,861,652

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
     The following table below shows the roll forward of accrued warranty expense for the three and six months ended June 30, 2005 and 2006:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2005	2006	2005	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Beginning balance	$59,416	$62,508	$57,744	$57,667
Charged to expense	8,657	14,537	19,008	29,445
Usage	(375)	(13,646)	(9,054)	(23,713)

Ending Balance	$67,698	$63,399	$67,698	$63,399

7. Property and Equipment
     Property and equipment, at cost, consists of the following:

	Estimated
	Useful Life	December 31,	June 30,
	(Years)	2005	2006
			(Unaudited)
Computer equipment	3 to 7	$1,185,281	$1,293,760
Software	3 to 5	625,835	627,568
Leasehold improvements	1 to 5	23,232	121,746
Furniture and equipment	5 to 7	658,562	714,430

		2,492,910	2,757,504

Less accumulated depreciation and amortization		(2,208,082)	(2,290,429)

		$284,828	$467,075

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
     During 2004, the Company entered into amendments of the terms and conditions of the credit facility to increase the credit line of the revolving credit note to $3.0 million and extended the commencement date for the scheduled payments of the term note and accrued interest to December 31, 2004. During 2005, the Company amended the terms and conditions of the credit facility to increase the credit line of the revolving credit note to $4.0 million and extended the commencement date of scheduled payments of the term note and accrued interest to November 30, 2005. Subsequently, on March 22, 2006, the Company amended the terms and conditions of the credit facility to extend the revolving maturity date of the revolving credit note from December 31, 2005 to June 30, 2006, to extend the term maturity date of the term note from December 31, 2006 to December 31, 2007 and to extend the commencement date of scheduled payments of the term note and accrued interest from November 30, 2005 to June 30, 2006. The Company is negotiating the restructuring of the credit facility and the extension of the revolving maturity date of the revolving credit note and the commencement date of scheduled payments of the term note and accrued interest.
     At June 30, 2006, the revolving credit note principal balance was $3,350,000 and the Company had availability under the revolving credit note of $650,000. Interest is due on demand at the lesser of prime plus 3.0% (7.25% and 8.25% at December 31, 2005 and June 30, 2006, respectively) or 9.5% fixed rate. At June 30, 2006 the Company had outstanding $651,664 in stockholder accrued interest from the revolving credit note and $452,242 of scheduled interest payments for a total of $1,103,906 of short-term stockholder accrued interest.
9. Long-Term Debt
     Stockholder Term Note
     In October 2003, the Company amended the terms and conditions of its then outstanding stockholder credit facility establishing a term note that provided for a long-term payout of the $6,909,582 note principal and $1,243,665 of accrued interest. The term note agreement significantly reduced the per annum interest rate from the original 12% fixed rate to the lesser of prime plus 3.0% (8.25% as of June 30, 2006) or 9.5% and requires monthly principal repayments of $19,193 and monthly interest payments of $37,687 commencing on June 30, 2006 and continuing on the last day of each calendar month with a balloon payment for the remaining principal amount due December 31, 2007. The Company is negotiating the restructuring of the credit facility and the extension of the commencement date of scheduled payments of the term note and accrued interest. As of June 30, 2006, the total stockholder accrued interest, less the current portion, was $2,349,945. There are no covenants in connection with the term note.

ViewCast.com, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements — Continued
     In the following table, the Company’s long-term debt consists of:

	December 31, 2005	June 30, 2006
		(Unaudited)
Stockholder term note with an entity controlled by a principal stockholder of the Company, collateralized by all assets of Borrower, with interest due at a rate per annum equal to the lesser of prime plus 3% (7.25% and 8.25% at December 31, 2005 and June 30, 2006, respectively) or 9.5% fixed rate, due December 31, 2007.	$6,909,582	$6,909,582

Other long-term debt	11,335	7,562

Total long-term debt	6,920,917	6,917,144
Less current maturities	(142,389)	(236,230)

Total long-term debt less current maturities	$6,778,528	$6,680,913

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
     Effective March 21, 2005, the Company temporarily lowered the conversion price of each of its outstanding Series D Redeemable Convertible Preferred Shares from $1.50 to $0.55 per share. As a result, each Preferred Share was convertible into 18.18 shares of ViewCast common stock based on a stated value of $10.00 per Preferred Share so long as the stockholder converted by 5:00 p.m. Central Time on or before April 15, 2005. During March and April 2005, stockholders converted all 150,670 then outstanding shares of Series D Redeemable Convertible Preferred Stock into 2,739,458 shares of common stock of the Company. This conversion transaction results in a net reduction in convertible debt and an increase in net equity of $1,506,700.
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
     11. Net Loss Per Share
     Basic net loss per share is calculated by dividing net loss by the number of weighted average common shares outstanding for the period. Since the Company has reported net losses for all periods presented, the computation of diluted loss per share excludes the effects of convertible preferred stock, convertible debt, options, and warrants since their effect is anti-dilutive.
     Following is a summary of excluded securities:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2005	2006	2005	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Stock options	2,787,449	2,704,675	2,787,449	2,868,933
Public and private warrants	4,835,482	4,746,482	4,835,482	4,746,482
Convertible preferred stock — Series B	2,206,896	2,206,896	2,206,896	2,206,896
Convertible preferred stock — Series C	3,333,333	3,333,333	3,333,333	3,333,333
Redeemable convertible preferred Stock — Series D	543,433	—	543,433	—

	13,706,593	12,991,386	13,706,593	13,155,644

12. Stock-Based Compensation
     The Company has various stock-based employee compensation plans, which are described more fully in Note 12 of the Notes to Consolidated Financial Statements in Amendment No. 1 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005.
     For purposes of pro forma disclosures under SFAS 123, the estimated fair value of the options is amortized as expense over the options’ vesting periods. Pro forma information for the three and six months ended June 30, 2005 is as follows:

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2005	2005
	(Unaudited)	(Unaudited)
Net loss applicable to common stockholders:
As reported	$(871,276)	$(2,273,785)
Deduct total stock-based compensation under fair value based method for all awards	(163,832)	(277,504)

Pro forma	$(1,035,108)	$(2,551,289)

Net loss per share:
As reported	$(0.03)	$(0.09)

Pro forma — basic and diluted	$(0.04)	$(0.10)

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
     In 2006, the Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s 2006 fiscal year. The Company’s Consolidated Financial Statements as of and for the six months ended June 30, 2006 reflect the

ViewCast.com, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements — Continued
impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to include the impact of SFAS 123(R). Stock-based compensation expense recognized under SFAS 123(R) for the six months ended June 30, 2006 was approximately $2,526. During the six months ended June 30, 2006, there were 130,000 new options granted under the ViewCast 2005 Stock Incentive Plan. SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service period in the Company’s Income Statement. Prior to the adoption of SFAS 123(R), the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB No. 25 as allowed under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Under the intrinsic value method, no stock-based compensation expense for stock options grants is recognized because the exercise price of the Company’s stock options granted to employees and directors equaled the fair market value of the underlying stock at the date of grant.
     Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the Company’s Statement of Operations for the first and second quarters of fiscal year 2006 includes compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). Stock-based compensation expense recognized in the Company’s Statement of Operations for the first two quarters of fiscal year 2006 is based on awards ultimately expected to vest and has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information required under SFAS 123 for periods prior to fiscal year 2006, forfeitures have been accounted for as they occurred.
     The Company used the Black-Scholes option-pricing model (“Black-Scholes”) as its method of valuation under SFAS 123(R) in fiscal year 2006 and a single option award approach. This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. Black-Scholes was also previously used for the Company’s pro forma information required under SFAS 123 for periods prior to fiscal year 2006. The fair value of share-based payment awards on the date of grant as determined by the Black-Scholes model is affected by our stock price as well as other assumptions. These assumptions include, but are not limited to the expected stock price volatility over the term of the awards and the actual and projected employee stock option exercise behaviors. The weighted-average estimated value of employee stock options granted during the six months ended June 30, 2006 was estimated using the Black-Scholes model with the following weighted-average assumptions:

Six Months Ended
June 30,
2006
Expected volatility	108.78%
Risk-free interest rate	4.78%
Expected dividends	0.0%
Expected term in years	4.21
     At June 30, 2006, the balance of unearned stock-based compensation to be expensed in future periods related to unvested share-based awards, as adjusted for expected forfeitures, is approximately $17,800. The weighted-average period over which the unearned stock-based compensation is expected to be recognized is approximately five years.

ViewCast.com, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements — Continued
     Following is a summary of stock option activity from January 1, 2006 through June 30, 2006:

	Stock Options
			Weighted-
			Average
	Number	Price Per	Exercise Price
	of Shares	Share	Per Share
Outstanding at January 1, 2006	3,124,642	$0.20 - $9.00	$2.07

Granted	130,000	0.19 - 0.20	0.20
Exercised	—	0.00 - 0.00	0.00
Canceled/forfeited	(560,192)	0.20 - 5.09	0.87

Outstanding at June 30, 2006	2,694,450	$0.20 - $9.00	$2.23

     The weighted-average grant-date fair value of options granted was $0.20 for the six months ended June 30, 2006.
     The following information applies to options outstanding at June 30, 2006:

		Weighted-
		Average	Weighted-		Weighted-
Range of	Outstanding at	Remaining	Average	Exercisable at	Average
Exercise	June 30,	Contractual	Exercise	June 30,	Exercise
Prices	2006	Life	Price	2006	Price

$0.01 — 1.00	1,225,750	7.8	$ 0.37	1,044,498	$ 0.40
1.01 — 2.00	578,850	4.6	1.15	578,850	1.15
2.01 — 3.00	120,000	3.6	2.53	120,000	2.53
3.01 — 4.00	172,500	1.1	3.80	172,500	3.80
4.01 — 5.00	52,500	1.7	4.32	52,500	4.32
5.01 — 6.00	117,850	3.4	5.50	117,850	5.50
6.01 — 7.00	2,000	2.8	7.00	2,000	7.00
7.01 — 8.00	410,000	3.2	7.10	260,000	7.10
8.01 — 9.00	15,000	2.8	9.00	15,000	9.00

	2,694,450	5.5	$ 2.23	2,363,198	$ 2.08

13. Related Party Transaction
     Since October 1998, the Company has maintained a working capital line credit facility with a partnership controlled by one of its principal stockholders and Chairman of the Board of the Company, H. T. Ardinger, Jr. Effective March 22, 2006, the Company amended the terms and conditions of the credit facility to extend the revolving maturity date of the revolving credit note from December 31, 2005 to June 30, 2006, to extend the term maturity date of the term note from December 31, 2006 to December 31, 2007 and to extend the commencement date of scheduled payments of the term note and accrued interest from November 30, 2005 to June 30, 2006. See Notes 8 and 9 for more information.

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
     Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of such statements. We do not intend or undertake any obligation to update any forward-looking statements after the date of this report to reflect circumstances or events that occur after the forward-looking statements are made.
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
     These video communications products are utilized in computers and appliances within a communications network and are used for a variety of video communication applications, including corporate communications, information gathering, security, training, distance learning, conferencing, Internet video and broadcast applications. Corporations, media organizations, financial institutions, educational networks, healthcare facilities, and government agencies utilize our products and services, as do their customers, vendors and others with whom they may communicate. ViewCast markets its video products and services directly to end-users, through original equipment manufacturers (“OEMs”), value-added resellers (“VARs”) and computer system integrators, worldwide.
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
Critical Accounting Policies
     Management’s discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP). We review the accounting policies we use in reporting our financial results on a regular basis. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an on-going basis we evaluate our estimates, including those related to accounts receivable, inventories, investments, warranty obligations, income taxes, restructuring and contingencies and litigation. Our estimates are based on historical experience and other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. In addition to the items listed above which are affected by estimates, we believe that the following are critical accounting policies used in the preparation of our consolidated financial statements:
•	Revenue Recognition — We apply provisions of SEC Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements as revised by SAB 104, Revenue Recognition, SOP 97-2, Software Revenue Recognition, as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions and EITF 00-21, Revenue Arrangements with Multiple Deliverables to transactions involving sales of our hardware and software products. Under these guidelines, we recognize revenue on transactions where persuasive evidence of an arrangement exists, title has transferred, product payment is not contingent upon performance of installation or service obligations, the price is fixed or determinable and payment is reasonably assured. We accrue warranty costs and sales allowances for promotional activities at time of shipment based on historical experience. In addition, we defer revenue associated with maintenance and support contracts and recognize revenue ratably over the contract term.

•	Allowance for Doubtful Accounts — We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers or distribution partners were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

•	Excess and Obsolete Inventories — We write down our inventories for estimated obsolescence and unmarketable inventory equal to the difference between the cost of the inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less than those projected by management, additional write-downs may be required.

•	Deferred Taxes — We record a valuation allowance to reduce our deferred tax assets to an amount that we believe is more likely than not to be realized. In our opinion, realization of our net operating loss carryforward is not reasonably assured, and a valuation allowance has been provided against deferred tax assets in excess of deferred tax liabilities in the accompanying consolidated financial statements. However, should we in the future determine that realization of deferred tax assets in excess of recorded amounts is likely, an adjustment to the deferred tax assets would increase income in the period such determination was made.

•	Software Development Costs — We account for software development costs in accordance with Statement of Financial Accounting Standards No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed” (“SFAS 86”). SFAS 86 requires the capitalization of certain software development costs once technological feasibility is established. The capitalized costs are then amortized on a straight-line basis over the estimated product life, or on the ratio of current revenues to total projected product revenues, whichever provides the greater amortization. Management periodically

ViewCast.com, Inc. and Subsidiaries
Management’s Discussion and Analysis or
Plan of Operation — (Continued)
assesses the realizability of software development costs when events and circumstances indicate a potential decline in value.
Results of Operations
Three and Six Months Ended June 30, 2006 compared to
Three and Six Months Ended June 30, 2005.
     Net Sales. During the three months ended June 30, 2006, net sales increased by 40.4% to $3,562,309 compared to the same period net sales in 2005 of $2,537,098. During the six months ended June 30, 2006, net sales of $6,441,433 increased by 26.5% compared to same period net sales in 2005 of $5,093,561. The net sales improvement was due to sales growth of both video systems and capture cards. We expect continued sales growth as new products begin to ship during the third and fourth quarters of 2006 and into 2007. During the second quarter, ViewCast introduced the Niagara GoStream and SCX 5.0 during two large industry tradeshows and will be available for shipment to customers starting the third quarter of 2006.
     The Niagara GoStream encoder is a single-channel, portable streaming media encoder appliance designed for east of use. The GoStream can quickly go from its DualDock rack shelf in an indoor environment to outdoor, on-location events for live Web casting. GoStream is a special offering in the market, focusing on the creation and presentation of video and audio on the Internet with a single-button operation. It features EZStream® event buttons that allow users to load pre-defined encoding profiles for a specific event and simply press the record button to begin a streaming session. In addition, GoStream simplifies the user experience by introducing the EASE™ workflow control menu.
     NiagaraSCX® 5.0 is the latest version of ViewCast’s remote control and monitoring software application for Osprey®-based encoders. NiagaraSCX 5.0 software incorporates digital rights management (DRM) for Windows Media® and MPEG-2 encoding standards. The software will also be bundled with the ViewCast’s Niagara encoding systems.
     Osprey Product Sales. During the three months ended June 30, 2006, sales of Osprey video capture cards, and software products increased 19.5% over 2005 levels. During the six months ended June 30, 2006, sales of Osprey products increased 11.2% over 2005 levels and represented 70.6% of total 2006 video product revenues, compared to 80.4% of total video product revenues in the first six months of 2005. The increased Osprey revenues reflected increased demand of our Osprey-500 series and Osprey-200 series product families particularly within the growing European and Asia video communication markets.
     Video Communication System and Application Software Products. During the three months ended June 30, 2006, combined video system and software sales increased 174.4% over the second quarter of 2005. During the six months ended June 30, 2006, combined system and software sales increased 99.4% over 2005 levels and represented 28.9% of total 2006 video product revenues. The increase in 2006 sales was due to increased multi-unit sales of ViewCast’s Niagara systems and third-party software product sales.
     Other Revenues. Other revenues consist of software maintenance, training, engineering consulting fees, and professional services and represented 0.4% of revenues for the six months ended June 30, 2006. For the quarter and the six months ended June 30, 2006 other revenues totaled $6,439 and $26,831, respectively, compared to the quarter and the six months ended June 30, 2005 of $37,955 and $64,850, respectively.
     Cost of Sales and Gross Margins. Cost of sales totaled $1,547,438 for the quarter ended June 30, 2006, a 47.2% increase from the $1,051,376 reported for the same period in 2005. Gross profit margin for the quarter ended June 30, 2006 was $2,014,871 or 56.6% compared to $1,485,722 or 58.6% in 2005. Cost of sales totaled $2,888,204 for the six months ended June 30, 2006, a 38.7% increase from the $2,082,812 reported for the same period in 2005 due to increased sales. Gross profit margin for the six months ended June 30, 2006 was $3,553,229 or 55.2% compared to $3,010,749 or 59.1% in 2005. The change in margin percentages from 2005 to 2006 reflects the change in product and sales mix which includes increased systems and third party software sales. We expect

ViewCast.com, Inc. and Subsidiaries
Management’s Discussion and Analysis or
Plan of Operation — (Continued)
future margins for the video products to remain comparable to historical margins in the 50%-60% range. Margins will be affected quarter to quarter by promotional activities, price adjustments, cost of materials, inventory obsolescence, the introduction of new products and the sales mix between products and services in any one reporting period.
     Selling, General and Administrative Expense. Selling, general and administrative expenses for the three and six months ended June 30, 2006 totaled $1,797,135 and $3,318,626, respectively, an increase from the $1,240,687 and $2,640,389, respectively, reported last year for the same periods. The increase primarily reflects the expenses incurred during the second quarter related to the Company’s participation in two major tradeshows of $248,000 in addition to increased sales and marketing personnel and activities during the first six months of 2006.
     Research and Development Expense. Research and development expense for the three and six months ended June 30, 2006 totaled $531,302 and $1,105,474, respectively, a decrease of 21.8% and 14.6% to comparable 2005 levels, reflecting a decrease in personnel and related expenses for new products compared to the first six months of 2005. Research and development expenses fluctuate depending on the number of product introductions planned and as new product prototypes, testing and certifications are completed. During the second quarter, ViewCast introduced the Niagara GoStream and SCX 5.0.
     Other Expense. Total other expense for the second quarter of 2006 totaled $232,397 compared to $242,509 in 2005, and for the six months ended June 30, 2006 totaled $479,968 compared to $919,696 in 2005.
     Other expense had a significant reduction primarily due to a charge for debt conversion expense in 2005 with no similar expense incurred in 2006. In the first and second quarter of 2005, ViewCast recognized non-cash debt conversion expense of $485,798 related to the conversion of redeemable, convertible preferred stock into common stock of ViewCast. See Note 10 to the Consolidated Financial Statements for further details regarding this transaction.
     Interest expense during the second quarters of 2006 and 2005 was $232,397 and $227,897, respectively, representing interest primarily from our stockholder debt. Interest expense during the first six months of 2006 and 2005 was $471,388 and $433,939, respectively. Interest expense during the second quarter and first six months of 2006 increased over 2005 levels by 2.0% and 8.6%, respectively, principally due to higher interest rate during the period.
     Net Loss. ViewCast generated a net loss from continuing operations of $615,043 for the second quarter of 2006 compared to a net loss from continuing operations of $740,196 for the same period in 2005. Net loss from continuing operations during the first six months of 2006 and 2005 was $1,475,616 and $1,935,502, respectively. Net income from discontinued operations for the three and six months of 2005 was $73,170 and $67,972, respectively. Therefore, the net loss for the second quarters of 2006 and 2005 was $615,043 and $667,026, respectively. Net loss during the first six months of 2006 and 2005 was $1,475,616 and $1,867,530, respectively.
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
     Net cash used in operating activities for the six months ended June 30, 2006 was $635,670 resulting from the net loss of $1,475,616 reduced for non-cash adjustments totaling $160,036, and further offset by a net increase in operating liabilities over increases in operating assets of $679,910. Cash provided by changes in operating assets and liabilities was principally due to the decrease in inventories, increases in accrued expenses and interest offset by cash utilized for increased account receivable.
     Cash utilized for investing activities during the six months ended June 30, 2006 totaled $421,776 for the purchases of property and equipment and software development costs.

ViewCast.com, Inc. and Subsidiaries
Management’s Discussion and Analysis or
Plan of Operation — (Continued)
     During the six months ended June 30, 2006, ViewCast’s financing activities utilized cash of $3,773 for repayment of long term debt.
     Since October 1998, ViewCast has maintained a working capital line of credit facility with an entity controlled by one of its principal stockholders, Mr. H.T. Ardinger, who also currently serves as Chairman of the Board of Directors of ViewCast. The facility consists of a $4.0 million revolving credit note and a $6,909,582 term note. The credit facility is secured by all assets of ViewCast.com, Inc., Osprey Technologies, Inc. and VideoWare, Inc. The maturity date of the revolving credit note is June 30, 2006, and the maturity date of the term note is December 31, 2007. The commencement date of scheduled payments of the term note and accrued interest is June 30, 2006. At June 30, 2006, the revolving credit note principal balance was $3,350,000 and the Company had availability under the line of credit of $650,000. The credit facility interest rate is the lesser of prime plus 3.0% (7.25% and 8.25% at December 31, 2005 and June 30, 2006, respectively) or 9.5% fixed rate. During the first six months of 2006 interest expense was calculated at the capped fixed rate of 9.5% which ViewCast anticipates will remain the same during the remainder of 2006.
     ViewCast is negotiating the restructuring of the Ardinger credit facility. The maturity date for the revolving credit note and the commencement date of scheduled payments on the term note and accrued interest has been extended in the past, and ViewCast expects that an extension will be made again. See Notes 8 and 9 to the Condensed Consolidated Financial Statements for more information.
     At June 30, 2006, ViewCast had 3,833,012 public and public equivalent warrants and 122,500 representative warrants outstanding and exercisable at $0.275. On January 2006, Viewcast extended the expiration date of its public and public equivalent common stock purchase warrants from the prior expiration date of February 3, 2006 to February 3, 2007. In addition, Viewcast decreased the exercise price of these warrants to $0.275 per share from $1.00 per share beginning on March 1, 2006, until the warrant expiration date. The warrants are redeemable by ViewCast under certain conditions.
     In October of 2005, ViewCast adopted the ViewCast 2005 Stock Incentive Plan, which replaced ViewCast’s expired stock option plans (the 1995 Employee Stock Option Plan and the 1995 Director Stock Option Plan) and become the sole plan for providing equity-based incentive compensation to ViewCast’s employees, non-employee directors and other service providers. In 2006, ViewCast adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s 2006 fiscal year. ViewCast recorded approximately $2,526 for stock-based compensation expense in during the first six months of 2006. During the first six months of 2006, there were 130,000 new options granted under the ViewCast 2005 Stock Incentive Plan. ViewCast anticipates that it will grant additional share-based awards to employees in the future, which will increase the stock-based compensation expense by the additional unearned compensation resulting from these grants. In addition, if factors change and we employ different assumptions in the application of SFAS 123(R) in future periods, the stock-based compensation expense that we record under SFAS 123(R) may differ significantly from what we have recorded in the current period.
     At June 30, 2006, ViewCast had a consolidated stockholders’ deficit of $10,509,109, and in accordance with Delaware law, was precluded from paying dividends on its outstanding Series B and Series C convertible preferred stock. As a result, no preferred stock dividends have been declared or paid during 2006. The Series B and Series C preferred stock issues carry cumulative dividends of 8% and 9% per year, respectively, and are generally payable semi-annually in arrears in cash or in ViewCast common stock, at ViewCast’s option. Cumulative dividends in arrears on preferred shares are approximately: Series B-$2,744,000, Series C-$795,000. Holders of Series B and Series C preferred stock have no voting rights except as required by law.
     At June 30, 2006, ViewCast had a working capital deficit of $2,215,953 and cash and cash equivalents of $386,654. ViewCast utilizes significant capital to design, develop and commercialize its products and intends to fund its operating activities and sales growth during the next twelve months by utilizing cash contributed from operations and its available working capital lines of credit to the extent possible. ViewCast anticipates it will require additional working capital during 2006 and 2007 to support the expansion of sales channels and market distribution, to develop and introduce new products and services, to enhance existing product offerings, to address unanticipated

ViewCast.com, Inc. and Subsidiaries
Management’s Discussion and Analysis or
Plan of Operation — (Continued)
competitive threats or technical problems, to transition adverse economic conditions, to service its debt and for potential acquisition transactions.
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
     ViewCast intends to continue these initiatives and discussions related to current and potentially new debt and equity relationships. Although ViewCast has no other firm arrangements with respect to additional capital financing, it considers on an ongoing basis proposals received from potential investors relating to the issuance of equity securities in exchange for a cash investment in ViewCast and has entered into negotiation to restructure the Ardinger credit facility. There can be no assurance that additional financing will be available to ViewCast on acceptable terms, or at all. Additional equity financing may involve substantial dilution to our then existing stockholders. ViewCast intends to actively pursue other strategic merger and acquisition activities to the extent possible. In the event we are unable to raise additional capital or execute other alternatives, we may be required to sell segments of the business, or substantially reduce or curtail our activities. Such actions could result in charges that could be material to ViewCast’s results of operations or financial position.
     At June 30, 2006, ViewCast had no material commitments for capital expenditures.
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

ViewCast.com, Inc.

(Registrant)

BY:

Date: August 14, 2006	/s/ George C. Platt

George C. Platt
Chief Executive Officer
Principal Executive Officer

/s/ Laurie L. Latham

Laurie L. Latham
Chief Financial Officer
Principal Financial Officer

EXHIBIT INDEX

Exhibit
Number

31.1	Rule 13a-14(a)/15d-14(a) Certifications

32.1	Section 1350 Certifications