Form 10QSB
period 2006-09-30
VIEWCAST COM INC
filed 2006-11-14
CIK 921313

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-QSB
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006

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
As of October 31, 2006, 25,627,959 shares of the Registrant’s common stock were outstanding.
Transitional Small Business Disclosure Format (check one): Yes ☐ No ☑

ViewCast.com, Inc. and Subsidiaries
Index to Form 10-QSB

VIEWCAST.COM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2005	2006
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,447,873	$647,820
Accounts receivable, less allowance for doubtful accounts of $13,171 and $40,756 at December 31, 2005 and September 30, 2006, respectively	1,304,776	1,294,354
Inventories	2,011,491	2,076,728
Prepaid expenses	73,074	163,119

Total current assets	4,837,214	4,182,021

Property and equipment, net	284,828	449,908
Software development costs and patents, net	122,931	262,977
Deposits	29,326	44,866

Total assets	$5,274,299	$4,939,772

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$582,263	$999,503
Accrued expenses	1,243,377	2,234,439
Stockholder line of credit	3,350,000	3,350,000
Current maturities of long-term debt	142,389	311,505

Total current liabilities	5,318,029	6,895,447

Long-term debt less current maturities	3,298	1,085
Stockholder note payable	6,775,230	6,602,490
Stockholder accrued interest	2,213,761	2,364,197

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, $0.0001 par value, authorized 5,000,000 shares:
Series B convertible — issued and outstanding shares - 800,000	80	80
Series C convertible — issued and outstanding shares - 200,000	20	20
Common stock, $.0001 par value, authorized 100,000,000 shares:
Issued shares — 25,889,456 at December 31, 2005 and September 30, 2006 respectively	2,589	2,589
Additional paid-in capital	59,718,393	59,723,231
Accumulated deficit	(68,745,195)	(70,637,461)
Treasury stock, 261,497 shares at cost	(11,906)	(11,906)

Total stockholders’ deficit	(9,036,019)	(10,923,447)

Total liabilities and stockholders’ deficit	$5,274,299	$4,939,772

The accompanying notes are an integral part of these condensed consolidated statements.

VIEWCAST.COM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2005	2006	2005	2006
Net sales	$3,213,971	$3,299,321	$8,291,440	$9,740,754

Cost of sales	1,334,280	1,488,493	3,401,000	4,376,698

Gross profit	1,879,691	1,810,828	4,890,440	5,364,056

Operating expenses:
Selling, general and administrative	1,417,956	1,493,002	4,058,344	4,811,627
Research and development	479,041	417,707	1,773,000	1,523,181
Depreciation and amortization	47,765	72,293	139,973	197,070

Total operating expenses	1,944,762	1,983,002	5,971,317	6,531,878

Operating loss	(65,071)	(172,174)	(1,080,877)	(1,167,822)

Other expense:
Interest expense	253,506	239,468	687,445	710,856
Debt conversion expense	—	—	485,798	—
Other	(1,436)	5,008	(1,477)	13,588

Total other expense	(252,070)	(244,476)	(1,171,766)	(724,444)

Loss from continuing operations	(317,141)	(416,650)	(2,252,643)	(1,892,266)

Income from discontinued operations	74,366	—	142,338	—

NET LOSS	$(242,775)	$(416,650)	$(2,110,305)	$(1,892,266)

Preferred dividends	(206,494)	(206,494)	(612,749)	(612,749)

Net loss applicable to common stockholders	$(449,269)	$(623,144)	$(2,723,054)	$(2,505,015)

Net loss per share - basic and diluted:
Continuing operations	$(0.02)	$(0.02)	$(0.12)	$(0.10)
Discontinued operations	0.00	0.00	0.01	0.00

Net loss per share - basic and diluted	$(0.02)	$(0.02)	$(0.11)	$(0.10)

Weighted average number of common shares outstanding - basic and diluted	25,627,959	25,627,959	24,745,561	25,627,959

The accompanying notes are an integral part of these condensed consolidated statements.

VIEWCAST.COM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006
(UNAUDITED)

	Series B		Series C
	Convertible		Convertible				Additional			Total
	Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated	Treasury	Stockholders’
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Capital	Deficit	Stock	Deficit
Balances, December 31, 2005	800,000	$80	200,000	$20	25,889,456	$2,589	$59,718,393	$(68,745,195)	$(11,906)	$(9,036,019)

Stock based compensation expense	—	—	—	—	—	—	4,838	—	—	4,838

Net loss	—	—	—	—	—	—	—	(1,892,266)	—	(1,892,266)

Balances, September 30, 2006	800,000	$80	200,000	$20	25,889,456	$2,589	$59,723,231	$(70,637,461)	$(11,906)	$(10,923,447)

The accompanying notes are an integral part of this condensed consolidated statement.

VIEWCAST.COM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the nine months ended
	September 30,
	2005	2006
Operating activities:
Net loss from continuing operations	$(2,252,643)	$(1,892,266)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Income from discontinued operations	142,338	—
Bad debt expense	62,734	27,585
Depreciation of fixed assets	93,874	141,329
Amortization of software development costs	46,099	55,741
Non-cash debt conversion expense	485,798	—
Stock based compensation expense	—	4,838
Loss on disposition of property and equipment	121	16,930
Changes in operating assets and liabilities
Accounts receivable	(336,832)	(17,163)
Inventories	(562,621)	(65,237)
Prepaid expenses	(27,762)	(90,045)
Deposits	14,485	(15,540)
Accounts payable	286,430	417,240
Accrued expenses and stockholder accrued interest	956,749	1,141,498
Deferred revenue	(11,242)	—

Net cash used in continuing operations	(1,102,472)	(275,090)
Net cash provided by discontinued operations	81,722	—

Net cash used in operating activities	(1,020,750)	(275,090)

Investing activities:
Capitalized software development costs and patents	—	(179,593)
Purchase of property and equipment	(122,264)	(339,533)

Net cash used in continuing operations	(122,264)	(519,126)
Net cash used by discontinued operations	(99,157)	—

Net cash used in investing activities	(221,421)	(519,126)

Financing activities:
Net proceeds from stockholder line of credit	1,150,000	—
Proceeds from sale of common stock and warrant	10,518	—
Repayments of long-term debt	(4,553)	(5,837)

Net cash provided by (used in) continuing operations	1,155,965	(5,837)
Net cash used in discontinued operations	(152,837)	—

Net cash provided by (used in) financing activities	1,003,128	(5,837)

Net decrease in cash and cash equivalents	(239,043)	(800,053)

Cash and cash equivalents, beginning of period	247,121	1,447,873

Cash and cash equivalents, end of period	$8,078	$647,820

Supplemental cash flow information:
Cash paid for interest	$2,841	$1,558

Supplemental non-cash flow operating activities:
Conversion of Series D redeemable convertible preferred stock to common stock	$1,506,700	$—
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
     The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Certain prior period balances have been reclassified to conform to current period presentation related to discontinued operations in 2005. Operating results for the three and nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-KSB/A for the year ended December 31, 2005 filed with the Securities and Exchange Commission.
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
     The U.S. Securities and Exchange Commission released Staff Accounting Bulletin 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). The Staff Accounting Bulletin provides guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. We will initially apply SAB 108 for the fiscal year ending December 31, 2006. We are currently evaluating the requirements under SAB 108 and the effect, if any, that the adoption of SAB 108 will have on our consolidated statement of earnings, financial condition, statement of cash flows, or earnings per share.

ViewCast.com, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements - Continued
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
     Changes in the Company’s allowance for doubtful accounts for the three and nine months ended September 30, 2005 and 2006 are as follows:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2005	2006	2005	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Beginning balance	$37,964	$33,982	$13,382	$13,171
Bad debt expense	27,431	6,774	62,734	27,585
Uncollectible accounts written off	—	—	(10,721)	—
Recoveries	1,818	—	1,818	—

Ending balance	$67,213	$40,756	$67,213	$40,756

3. Inventories
     Inventories consist of the following:

	December 31,	September 30,
	2005	2006
		(Unaudited)
Purchased materials	$775,232	$1,172,189
Finished goods	1,236,259	904,539

	$2,011,491	$2,076,728

4. Discontinued Operations
     On November 18, 2005, the Company sold the assets and operations of DCi for a combination of $3,000,000 in cash at closing, $300,000 in contingent cash payments and the assumption of certain liabilities as outlined in the terms of the agreement. The unaudited operating results from discontinued operations are as follows:

	Three months ended	Nine months ended
	September 30, 2005	September 30, 2005
	(Unaudited)	(Unaudited)
Net sales	$2,985,069	$8,989,692
Cost of sales	2,268,937	6,947,055

Gross profit	716,132	2,042,637
Operating expenses	620,849	1,860,624

Operating income	95,283	182,013
Other expense:	(7,052)	(25,810)

Net loss before taxes	88,231	156,203
Income tax expense	(13,865)	(13,865)

Net income	$74,366	$142,338

ViewCast.com, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements - Continued
5. Accrued Expenses
     Accrued expenses consist of the following:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2005	2006	2005	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Beginning balance	$67,698	$63,399	$57,744	$57,667
Charged to expense	13,180	15,224	32,188	44,669
Usage	(22,335)	(22,891)	(31,389)	(46,604)

Ending Balance	$58,543	$55,732	$58,543	$55,732

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
     The following table below shows the roll forward of accrued warranty expense for the three and nine months ended September 30, 2005 and 2006:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2005	2006	2005	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Beginning balance	$67,698	$63,399	$57,744	$57,667
Charged to expense	13,180	15,224	32,188	44,669
Usage	(22,334)	(22,891)	(31,389)	(46,604)

Ending Balance	$58,544	$55,732	$58,543	$55,732

7. Property and Equipment
     Property and equipment, at cost, consists of the following:

	Estimated
	Useful Life	December 31,	September 30,
	(Years)	2005	2006
			(Unaudited)
Computer equipment	3 to 7	$1,185,281	$398,709
Software	3 to 5	625,835	153,709
Leasehold improvements	1 to 5	23,232	121,746
Furniture and equipment	5 to 7	658,562	584,924

		2,492,910	1,259,088

Less accumulated depreciation and amortization		(2,208,082)	(809,180)

		$284,828	$449,908

ViewCast.com, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements - Continued
8. Short-Term Debt
Stockholder Line of Credit
     Since October 1998, the Company has maintained a working capital line of credit facility with an entity controlled by one of its principal stockholders, Mr. H.T. Ardinger. In October 2003, ViewCast.com, Inc., Osprey Technologies, Inc. and VideoWare, Inc. (jointly and severally, “the Borrower”) amended the terms and conditions of this credit facility and security agreement with the Ardinger Family Partnership, Ltd. (“Lender”). Effective October 15, 2003, the terms and conditions of the credit facility were amended to establish a term note, a revolving credit note and a revised security agreement. The term note provided for a long-term payout for the $6,909,582 note principal and accrued interest of $1,243,665. Additionally, a revolving credit note of up to $2.0 million was established with an initial principal amount $1.1 million. The amended credit facility agreement is secured by all assets of the Borrower.
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
     At September 30, 2006, the revolving credit note principal balance was $3,350,000 and the Company had availability under the revolving credit note of $650,000. Interest is due on demand at the lesser of prime plus 3.0% (8.25% at December 31, 2005 and September 30, 2006) or 9.5% fixed rate. At September 30, 2006 the Company had outstanding $731,662 in stockholder accrued interest from the revolving credit note and $602,989 of scheduled interest payments for a total of $1,334,651 of short-term stockholder accrued interest.
9. Long-Term Debt
Stockholder Term Note
     In October 2003, the Company amended the terms and conditions of its then outstanding stockholder credit facility establishing a term note that provided for a long-term payout of the $6,909,582 note principal and $1,243,665 of accrued interest. The term note agreement significantly reduced the per annum interest rate from the original 12% fixed rate to the lesser of prime plus 3.0% (8.25% as of September 30, 2006) or 9.5% and requires monthly principal repayments of $19,193 and monthly interest payments of $37,687 commencing on June 30, 2006 and continuing on the last day of each calendar month with a balloon payment for the remaining principal amount due December 31, 2007. The Company is negotiating the restructuring of the credit facility and the extension of the commencement date of scheduled payments of the term note and accrued interest. As of September 30, 2006, the total stockholder accrued interest, less the current portion, was $2,364,197. There are no covenants in connection with the term note.

ViewCast.com, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements - Continued
In the following table, the Company’s long-term debt consists of:

	December 31, 2005	September 30, 2006
		(Unaudited)
Stockholder term note with an entity controlled by a principal stockholder of the Company, collateralized by all assets of Borrower, with interest due at a rate per annum equal to the lesser of prime plus 3% (8.25% at December 31, 2005 and September 30, 2006) or 9.5% fixed rate, due December 31, 2007.	$6,909,582	$6,909,582

Other long-term debt	11,335	5,498

Total long-term debt	6,920,917	6,915,080
Less current maturities	(142,389)	(311,505)

Total long-term debt less current maturities	$6,778,528	$6,603,575

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

ViewCast.com, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements - Continued
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
     Following is a summary of excluded securities:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2005	2006	2005	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Stock options	3,151,701	2,625,775	2,969,575	2,790,975
Public and private warrants	4,746,482	4,746,482	4,790,982	4,746,482
Convertible preferred stock - Series B	2,206,896	2,206,896	2,206,896	2,206,896
Convertible preferred stock - Series C	3,333,333	3,333,333	3,333,333	3,333,333
Redeemable convertible preferred Stock - Series D	—	—	271,717	—

	13,438,412	12,912,486	13,572,503	13,077,686

12. Stock-Based Compensation
     The Company has various stock-based employee compensation plans, which are described more fully in Note 12 of the Notes to Consolidated Financial Statements in Amendment No. 1 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005.
     For purposes of pro forma disclosures under SFAS 123, the estimated fair value of the options is amortized as expense over the options’ vesting periods. Pro forma information for the three and nine months ended September 30, 2005 is as follows:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2005	2005
	(Unaudited)	(Unaudited)
Net loss applicable to common stockholders:	$(449,269)	$(2,723,054)
As reported
Deduct total stock-based compensation under fair value based method for all awards, net of related tax expense	(140,231)	(417,735)

Pro forma	$(589,500)	$(3,140,789)

Net loss per share:
As reported	$(0.02)	$(0.11)

Pro forma - basic and diluted	$(0.02)	$(0.13)

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

ViewCast.com, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements - Continued
     In 2006, the Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s 2006 fiscal year. The Company’s Consolidated Financial Statements as of and for the nine months ended September 30, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to include the impact of SFAS 123(R). Stock-based compensation expense recognized under SFAS 123(R) for the nine months ended September 30, 2006 was $4,838. During the nine months ended September 30, 2006, there were 130,000 new options granted under the ViewCast 2005 Stock Incentive Plan. SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service period in the Company’s Income Statement. Prior to the adoption of SFAS 123(R), the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB No. 25 as allowed under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Under the intrinsic value method, no stock-based compensation expense for stock options grants is recognized because the exercise price of the Company’s stock options granted to employees and directors equaled the fair market value of the underlying stock at the date of grant.
     Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the Company’s Statement of Operations for the first and second quarters of fiscal year 2006 includes compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). Stock-based compensation expense recognized in the Company’s Statement of Operations for the first three quarters of fiscal year 2006 is based on awards ultimately expected to vest and has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information required under SFAS 123 for periods prior to fiscal year 2006, forfeitures have been accounted for as they occurred.
     The Company used the Black-Scholes option-pricing model (“Black-Scholes”) as its method of valuation under SFAS 123(R) in fiscal year 2006 and a single option award approach. This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. Black-Scholes was also previously used for the Company’s pro forma information required under SFAS 123 for periods prior to fiscal year 2006. The fair value of share-based payment awards on the date of grant as determined by the Black-Scholes model is affected by our stock price as well as other assumptions. These assumptions include, but are not limited to the expected stock price volatility over the term of the awards and the actual and projected employee stock option exercise behaviors. The weighted-average estimated value of employee stock options granted during the nine months ended September 30, 2006 was estimated using the Black-Scholes model with the following weighted-average assumptions:

Nine Months Ended
September 30,
2006
Expected volatility	108.78%
Risk-free interest rate	4.78%
Expected dividends	0.0%
Expected term in years	4.21

ViewCast.com, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements - Continued
     At September 30, 2006, the balance of unearned stock-based compensation to be expensed in future periods related to unvested share-based awards, as adjusted for expected forfeitures, is approximately $17,800. The weighted-average period over which the unearned stock-based compensation is expected to be recognized is approximately five years.
     Following is a summary of stock option activity from January 1, 2006 through September 30, 2006:

	Stock Options
			Weighted-
			Average
	Number	Price Per	Exercise Price
	of Shares	Share	Per Share

Outstanding at January 1, 2006	3,124,642	$0.20 - $9.00	$2.07

Granted	130,000	0.19 - 0.20	0.20
Exercised	—	0.00 - 0.00	0.00
Canceled/forfeited	(697,542)	0.20 - 5.50	1.29

Outstanding at September 30, 2006	2,557,100	$0.20 - $9.00	$2.19

     The weighted-average grant-date fair value of options granted was $0.15 for the nine months ended September 30, 2006. The total fair value of options vested during the fiscal years ended September 30, 2006 and 2005 was $340,589 and $569,039, respectively. The total intrinsic value of unexercised options at September 30, 2006, was $1,076,709.
     The following information applies to options outstanding at September 30, 2006:

		Weighted-
		Average	Weighted-		Weighted-
Range of	Outstanding at	Remaining	Average	Exercisable at	Average
Exercise	September 30,	Contractual	Exercise	September 30,	Exercise
Prices	2006	Life	Price	2006	Price

$0.01 — 1.00	1,190,750	7.3	$0.37	1,033,250	$0.40
1.01 — 2.00	576,850	4.4	1.15	576,850	1.15
2.01 — 3.00	120,000	3.4	2.53	120,000	2.53
3.01 — 4.00	72,500	2.1	3.54	72,500	3.54
4.01 — 5.00	52,500	1.4	4.32	52,500	4.32
5.01 — 6.00	117,500	3.2	5.50	117,500	5.50
6.01 — 7.00	2,000	2.5	7.00	2,000	7.00
7.01 — 8.00	410,000	3.0	7.10	260,000	7.10
8.01 — 9.00	15,000	2.6	9.00	15,000	9.00

	2,557,100	5.3	$2.19	2,249,600	$2.00

13. Related Party Transaction
     Since October 1998, the Company has maintained a working capital line credit facility with a partnership controlled by one of its principal stockholders, H. T. Ardinger, Jr. Effective March 22, 2006, the Company amended the terms and conditions of the credit facility to extend the revolving maturity date of the revolving credit note from December 31, 2005 to June 30, 2006, to extend the term maturity date of the term note from December 31, 2006 to December 31, 2007 and to extend the commencement date of scheduled payments of the term note and accrued interest from November 30, 2005 to June 30, 2006. The Company is negotiating the restructuring of the credit facility and the extension of the revolving maturity date of the revolving credit note and the commencement date of scheduled payments of the term note and accrued interest. See Notes 8 and 9 for more information.

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
Results of Operations
Three and Nine Months Ended September 30, 2006 compared to
Three and Nine Months Ended September 30, 2005.
Net Sales. During the three months ended September 30, 2006, net sales increased by 2.7% to $3,299,321 compared to the same period net sales in 2005 of $3,213,971. During the nine months ended September 30, 2006, net sales of $9,740,754 increased by 17.5% compared to same period net sales in 2005 of $8,291,440. The net sales improvement was principally due to sales growth of video systems. We expect continued sales growth as new products begin to ship during the fourth quarter of 2006 and into 2007. During the third quarter of 2006, ViewCast began shipment of Niagara® GoStream, which is a product that focuses on the creation and presentation of video and audio on the Internet with a single-button operation.
     Management expects continued sales growth as new products begin to ship during the fourth quarter of 2006 and into 2007 and as orders are fulfilled from a recently signed original equipment manufacturing (“OEM”) contract. As a part of the ViewCast’s ongoing business development strategy of partnering with international technology companies, an OEM agreement was signed on November 2, 2006 with one of the world’s largest leaders in Internet networking. Under the terms of the one-year renewable agreement, orders have started to be placed and shipping begun for a supply of Niagara GoStream and PowerStream Pro equipment.
     Osprey Product Sales. During the three months ended September 30, 2006, sales of Osprey video capture cards, and software products decreased 11.7% over 2005 levels and represented 65.1% of total third quarter video product revenues, compared to 75.7% of total video product revenues in the third quarter of 2005. During the nine months ended September 30, 2006, sales of Osprey products increased 2.6% over 2005 levels and represented 68.8% of total 2006 video product revenues, compared to 78.7% of total video product revenues in the first nine months of 2005. The increased Osprey revenues during the nine months ended September 30, 2006 reflected increased demand of our Osprey-400 series and Osprey-200 series product families particularly within the growing European and Asia video communication markets. The decreased Osprey revenues during the three months ended September 30, 2006 reflected a shortage of parts and manufacturing delays related to compliance with new environmental regulations within the European and Japanese markets that became effective July 2006 and affected Osprey inventory availability during the month of July.
     Video Communication System and Application Software Products. During the three months ended September 30, 2006, combined video system and software sales increased 50.0% over the third quarter of 2005 and represented 33.2% of total third quarter video product revenues, compared to 22.8% of total video product revenues in the third quarter of 2005. During the nine months ended September 30, 2006, combined system and software sales increased 77.7% over 2005 levels and represented 30.4% of total 2006 video product revenues, compared to 19.9% of total video product revenues in the first nine months of 2005. The increase in 2006 sales was due to increased multi-unit sales of ViewCast’s Niagara systems and third-party software product sales, including the Niagara GoStream which began shipping the third quarter of 2006.
     Other Revenues. Other revenues consist of software maintenance, training, engineering consulting fees, and professional services and represented 0.8% of revenues for the nine months ended September 30, 2006. For the quarter and the nine months ended September 30, 2006 other revenues totaled $54,314 and $81,145, respectively, compared to the quarter and the nine months ended September 30, 2005 of $50,171 and $115,022, respectively.
     Cost of Sales and Gross Margins. Cost of sales totaled $1,488,493 for the quarter ended September 30, 2006, a 11.6% increase from the $1,334,280 reported for the same period in 2005. Gross profit margin for the quarter ended September 30, 2006 was $1,810,828 or 54.9% compared to $1,879,691 or 58.5% in 2005. Cost of sales totaled $4,376,698 for the nine months ended September 30, 2006, a 28.7% increase from the $3,401,000 reported for the same period in 2005 due to increased sales. Gross profit margin for the nine months ended September 30, 2006 was

ViewCast.com, Inc. and Subsidiaries
Management’s Discussion and Analysis or
Plan of Operation — (Continued)
$5,364,056 or 55.1% compared to $4,890,440 or 59.0% in 2005. The change in margin percentages from 2005 to 2006 reflects the change in product and sales mix which includes increased systems and third party software sales. We expect future margins for the video products to remain comparable to historical margins in the 50%-60% range. Margins will be affected quarter to quarter by promotional activities, price adjustments, cost of materials, inventory obsolescence, the introduction of new products and the sales mix between products and services in any one reporting period.
     Selling, General and Administrative Expense. Selling, general and administrative expenses for the three and nine months ended September 30, 2006 totaled $1,493,002 and $4,811,627, respectively, an increase from the $1,417,956 and $4,058,344, respectively, reported last year for the same periods. The increase primarily reflects expenses incurred during the second and third quarters related to the Company’s participation in three major tradeshows of $353,000 in addition to increased sales and marketing personnel and activities during the first nine months of 2006.
     Research and Development Expense. Research and development expense for the three and nine months ended September 30, 2006 totaled $417,707 and $1,523,181, respectively, a decrease of 12.8% and 14.1% to comparable 2005 levels, reflecting a decrease in personnel and related expenses for new products compared to the first nine months of 2005. Research and development expenses fluctuate depending on the number of product introductions planned and as new product prototypes, testing and certifications are completed.
     Other Expense. Total other expense for the third quarter of 2006 totaled $244,476 compared to $252,070 in 2005, and for the nine months ended September 30, 2006 totaled $724,444 compared to $1,171,766 in 2005.
     Other expense had a significant reduction for the nine month period primarily due to a charge for debt conversion expense in 2005 with no similar expense incurred in 2006. In the first and second quarter of 2005, ViewCast recognized non-cash debt conversion expense of $485,798 related to the conversion of redeemable, convertible preferred stock into common stock of ViewCast. See Note 10 to the Consolidated Financial Statements for further details regarding this transaction.
     Interest expense during the third quarters of 2006 and 2005 was $239,468 and $253,506, respectively, representing interest primarily from our stockholder debt. Interest expense during the first nine months of 2006 and 2005 was $710,856 and $687,445, respectively. Interest expense during the third quarter of 2006 decreased over 2005 level by 5.5%, principally due to lower principal during the period. However, interest expense during the first nine months of 2006 increased over 2005 levels by 3.4%, principally due to higher interest rates during the period.
     Net Loss. ViewCast generated a net loss from continuing operations of $416,650 for the third quarter of 2006 compared to a net loss from continuing operations of $317,141 for the same period in 2005. Net loss from continuing operations during the first nine months of 2006 and 2005 was $1,892,266 and $2,252,643, respectively. Net income from discontinued operations for the three and nine months of 2005 was $74,366 and $142,338, respectively. Therefore, the net loss for the third quarters of 2006 and 2005 was $416,650 and $242,775, respectively. Net loss during the first nine months of 2006 and 2005 was $1,892,266 and $2,110,305, respectively.
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
     Net cash used in operating activities for the nine months ended September 30, 2006 was $275,089 resulting from the net loss of $1,892,266 reduced for non-cash adjustments totaling $246,423, and further offset by a net increase in operating liabilities over increases in operating assets of $1,370,754. Cash provided by changes in operating assets and liabilities was principally due to the increased accrued expenses and accounts payable, offset by cash utilized for increased inventories, accounts receivable and prepaid expenses.

ViewCast.com, Inc. and Subsidiaries
Management’s Discussion and Analysis or
Plan of Operation — (Continued)
     Cash used for investing activities during the nine months ended September 30, 2006 totaled $519,126 for the purchases of property and equipment and software development costs.
     During the nine months ended September 30, 2006, ViewCast’s financing activities used cash of $5,838 for repayment of long term debt.
     Since October 1998, ViewCast has maintained a working capital line of credit facility with an entity controlled by one of its principal stockholders, Mr. H.T. Ardinger. The facility consists of a $4.0 million revolving credit note and a $6,909,582 term note. The credit facility is secured by all assets of ViewCast.com, Inc., Osprey Technologies, Inc. and VideoWare, Inc. The maturity date of the revolving credit note is June 30, 2006, and the maturity date of the term note is December 31, 2007. The commencement date of scheduled payments of the term note and accrued interest is June 30, 2006. At September 30, 2006, the revolving credit note principal balance was $3,350,000 and the Company had availability under the line of credit of $650,000. The credit facility interest rate is the lesser of prime plus 3.0% (8.25% at December 31, 2005 and September 30, 2006) or 9.5% fixed rate. During the first nine months of 2006 interest expense was calculated at the capped fixed rate of 9.5% which ViewCast anticipates will remain the same during the remainder of 2006.
     ViewCast is negotiating the restructuring of the Ardinger credit facility and expects to complete the negotiations during the fourth quarter of 2006. The maturity date for the revolving credit note and the commencement date of scheduled payments on the term note and accrued interest has been extended in the past, and ViewCast expects that an extension will be made again. See Notes 8 and 9 to the Condensed Consolidated Financial Statements for more information.
     At September 30, 2006, ViewCast had 3,833,012 public and public equivalent warrants and 122,500 representative warrants outstanding and exercisable at $0.275. On January 2006, Viewcast extended the expiration date of its public and public equivalent common stock purchase warrants from the prior expiration date of February 3, 2006 to February 3, 2007. In addition, Viewcast decreased the exercise price of these warrants to $0.275 per share from $1.00 per share beginning on March 1, 2006, until the warrant expiration date. The warrants are redeemable by ViewCast under certain conditions.
     In October of 2005, ViewCast adopted the ViewCast 2005 Stock Incentive Plan, which replaced ViewCast’s expired stock option plans (the 1995 Employee Stock Option Plan and the 1995 Director Stock Option Plan) and become the sole plan for providing equity-based incentive compensation to ViewCast’s employees, non-employee directors and other service providers. In 2006, ViewCast adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s 2006 fiscal year. ViewCast recorded approximately $4,838 for stock-based compensation expense in during the first nine months of 2006. During the first nine months of 2006, there were 130,000 new options granted under the ViewCast 2005 Stock Incentive Plan. ViewCast anticipates that it will grant additional share-based awards to employees in the future, which will increase the stock-based compensation expense by the additional unearned compensation resulting from these grants. In addition, if factors change and we employ different assumptions in the application of SFAS 123(R) in future periods, the stock-based compensation expense that we record under SFAS 123(R) may differ significantly from what we have recorded in the current period.
     At September 30, 2006, ViewCast had a consolidated stockholders’ deficit of $10,923,447, and in accordance with Delaware law, was precluded from paying dividends on its outstanding Series B and Series C convertible preferred stock. As a result, no preferred stock dividends have been declared or paid during 2006. The Series B and Series C preferred stock issues carry cumulative dividends of 8% and 9% per year, respectively, and are generally payable semi-annually in arrears in cash or in ViewCast common stock, at ViewCast’s option. Cumulative dividends in arrears on preferred shares are approximately: Series B-$3,064,000, Series C-$885,000. Holders of Series B and Series C preferred stock have no voting rights except as required by law.
     At September 30, 2006, ViewCast had a working capital deficit of $2,713,426 and cash and cash equivalents of $647,820. ViewCast utilizes significant capital to design, develop and commercialize its products and intends to fund its operating activities and sales growth during the next twelve months by utilizing cash contributed from operations and its available working capital lines of credit to the extent possible. ViewCast anticipates it will require additional working capital during 2006 and 2007 to support the expansion of sales channels and market distribution,

ViewCast.com, Inc. and Subsidiaries
Management’s Discussion and Analysis or
Plan of Operation — (Continued)
to develop and introduce new products and services, to enhance existing product offerings, to address unanticipated competitive threats or technical problems, to transition adverse economic conditions, to service its debt and for potential acquisition transactions.
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
     At September 30, 2006, ViewCast had no material commitments for capital expenditures.
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

ViewCast.com, Inc. and Subsidiaries
Other Information
PART II: OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 2.	Changes in Securities and Small Business Issuer Purchases of Equity Securities

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

(a)	None.

(b)	None.

Item 6.	Exhibits

Exhibits filed with this report:
(See Exhibit Index)

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ViewCast.com, Inc.
(Registrant)

BY:

Date: November 14, 2006	/s/ George C. Platt
George C. Platt
Chief Executive Officer
Principal Executive Officer

/s/ Laurie L. Latham
Laurie L. Latham
Chief Financial Officer
Principal Financial Officer

EXHIBIT INDEX

Exhibit
Number
31.1	Rule 13a-14(a)/15d-14(a) Certifications

32.1	Section 1350 Certifications