Form 10KSB
period 2006-12-31
VIEWCAST COM INC
filed 2007-04-02
CIK 921313

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-KSB

☑	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2006.

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
Check whether issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐.
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB . ☑.
Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑.

State issuer’s revenues for its most recent fiscal year.	$13,981,096
The aggregate market value of the voting and non-voting common stock held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of March 15, 2007 was $9,726,292.
As of March 15, 2007, there were 32,045,256 shares of the Company’s common stock (par value $0.0001) outstanding.
Documents incorporated by reference: Proxy Statement for the 2007 Annual Meeting of Shareholders, Part III.
Transitional Small Business Disclosure Format (Check one). Yes ☐ or No ☑.

PART I
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
     Some of the statements in this Report on Form 10-KSB under “Description of Business”, “Management’s Discussion and Analysis or Plan of Operation”, and elsewhere in the Report constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include statements regarding ViewCast’s expectations, beliefs, hopes, intentions or strategies regarding the future. These statements involve known and unknown risks, uncertainties, and other factors that may cause our or our industry’s actual results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, product demand and market acceptance risks, the impact of competitive products and pricing, product development, commercialization and technological difficulties, capacity and supply constraints or difficulties, general business and economic conditions, the availability of sufficient working capital, the ability to service our debt, continued losses, the effect of our accounting polices and other risks detailed in this Annual Report on Form 10-KSB, the Registration Statements on Form S-3 filed on April 26, 2000 and June 30, 2000 and other filings with the Securities and Exchange Commission.
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
Item 1. Description of Business
Overview
     ViewCast.com, Inc., doing business as ViewCast Corporation (“ViewCast”), develops and sells video and audio communications products for delivering media dynamically via a variety of network types and protocols. These products include Osprey® Video capture cards and Niagara® video encoders/servers, featuring Niagara SCX encoder management software and other related products. Organizations increasingly utilize high-quality, dynamic video and audio to quickly and easily connect with customers, employees, partners or students. ViewCast’s products create, manage and deliver live and on-demand digital media in various formats to multiple wired or wireless connected devices.
     ViewCast products are deployed within a communications network and are used for a variety of audio and video communication applications, including corporate communications, information gathering, security, training, distance learning, conferencing, Internet video and broadcast applications. Telecommunications companies, content delivery networks (“CDNs”), corporations, media broadcasters, financial institutions, educational networks, healthcare facilities, and government agencies utilize our products, as do their customers, vendors and others with whom they may communicate. Worldwide ViewCast markets and sells video products and services directly to end-users or through indirect channels including original equipment manufacturers (“OEMs”), value-added resellers (“VARs”), resellers, distributors and computer system integrators.
     ViewCast has become widely regarded as a leading global provider of high-quality audio and video communication products. As demand for our digital media products continues to grow, we believe ViewCast is making great strides in achieving our goals of driving revenue growth, enhancing shareholder value and providing a path to long-term profitability. We intend to achieve our goals by leveraging the video market rapid expansion and our products to capitalize on sales opportunities.

     Our common stock trades on the Over-the-Counter Bulletin Board (“OTC BB”) under the symbol VCST-OB. We are headquartered in Plano, Texas.
Industry Background and Market Drivers
     Broadband penetration is growing at an accelerated rate and signifies an exponential usage of the Internet for all content including heavy applications and large files. Media and entertainment companies have started viewing the Internet as a serious business avenue and are increasingly pushing content for online consumption. With a reduction in technical challenges for rich media delivery, there has been a significant uptake among all the market segments to use rich media extensively to communicate with their audiences. While the enterprise segments—including education and corporate enterprise, and consumer segments—including user-generated video communities, have been at the forefront of pushing significant amounts of rich content, other market segments such as advertising, media and entertainment are also expected to capitalize on this trend over the coming years.
     Over the past few years ViewCast has seen the market maturing. There are fewer technologists who just want to experiment with video over networks. Instead, customers are looking for media solutions that will drive business value either directly or indirectly. From a technology standpoint the quality continues to improve due to increased available bandwidth and more efficient encoding technologies. More importantly, customers have learned how to make money by using the Internet as alternative distribution medium for their content. Video is also used to drive traffic to web portals resulting in enhanced customer retention and loyalty.
     As a result of these and other factors, ViewCast expects its customers will continue to move from do-it-yourself integration projects to the purchase of turnkey solutions. Some of these other factors include:
•	The return on investment for deployment of media streaming solutions appears to drive deployments from both the technology standpoint and from the perspective of customer demand. Customers want to access media content over the Internet and are willing to pay for it and/or to allow advertisements.

•	Simultaneously technology enhancements such as higher compression rates, better caching, smart control of bandwidth utilization and higher resolution will likely spur further growth as the viewing experience for end-users gets better.

•	Online video-on-demand based business models are expected to drive further penetration of streaming platforms. Various entertainment portals and media companies are entering the market to convert the Internet into a profitable medium.

•	The value proposition in terms of investment, flexibility and speed has started to increase demand on the enterprise side. The main applications for this market segment are in corporate communications and training.
     While the near-term prospects for mobile video are modest, the longer term prospects remain very strong, and we believe represents a potential next wave of growth for streaming media. Customers want to be able to access media anytime and any place they choose. Mobile carriers see video services as a way to arrest the reduction in average revenue per user, the primary measure of growth and profitability in their market space. Virtually all mobile carriers worldwide are testing or deploying mobile video services and running pilot programs to determine what services their customers want and how much they are willing to pay. ViewCast believes it is well positioned to address this rapidly growing market based on our abilities to deliver mobile video formats simultaneously with broadband content formats, resulting in lower costs and better efficiency for content owners.

How ViewCast Addresses the Industry
     ViewCast is addressing video applications with its products, technology, expertise and services. ViewCast’s products address a variety of applications against a broad group of markets. We particularly anticipate opportunities in Internet TV, mobile, corporate communications, and government security segments. In addition, Public, Education and Government (“PEG”) access for webcasting and IPTV channels is can be addressed by ViewCast’s products in a cost effective and reliable solution.
     The chart below indicates some of the markets and video applications for ViewCast products (“V”).

	Internet		Corporate		Distance	Security
	TV	Webcasting	Comm.	Training	Learning	Surveillance
News, Sports, Entertainment	V	V
Enterprise		V	V	V		V
Government	V	V	V	V		V
Education	V	V	V	V	V	V
Religion	V	V		V	V
Drivers for Growth and Value
•	Rapidly Growing Market. Media, enterprise, government, and network communication sectors are rapidly adopting and allocating funds for digital media technologies due to the increase in broadband penetration and customer demand for Internet-delivered media.

•	Strong Products and Brand Equity. ViewCast is positioned for the market with well known products that appeal to a broad range of industries and to continue investment in research and development projects.

•	Two-Pronged Sales Focus. Well established worldwide indirect channels and large account & OEM business development.

•	Industry/Technology Relationships. ViewCast product strategies leverage key marketing and development relationships with notable technology industry leaders.

•	Profitability and Increasing Revenue. Viewcast believes that a focus on revenue and market share growth will enable us to realize long-term profitability and enhanced shareholder value.

•	Maintain Efficient Operations. We will continue to monitor expenses during 2007.

•	Continue to Increase and Enhance Our Industry and Technology Relationships. We have established significant industry partnerships with leaders in the technology and video industry. We intend to strengthen these partnerships and continue to establish new partnerships to enhance endorsements, referrals, technology, product development, channel distribution, and sales. We seek companies who can add valuable services, technology or bundling opportunities to our product offerings with the potential of future co-development, merger or acquisition by ViewCast.

ViewCast Products and Services
     ViewCast offers an array of media content communication products that can be used for applications in the private and public sectors. Our standards-based and multi-standards based products complement each other and can be used in a variety of ways to best serve our customers’ needs. Our products also work within the framework of legacy systems, and are flexible enough to meet present and future needs. The ViewCast product family includes the Osprey Video® line of capture cards, the Niagara® line of video encoding systems and servers and several other complementary products and technologies from leading suppliers.
     Osprey Video Products. Since the inception of Internet streaming media, starting with Progressive Networks (now RealNetworks®) in 1997, ViewCast Osprey Video has been a major player in pioneering efforts of the streaming media industry. Throughout the streaming media market’s emergence and explosive growth, Osprey Video has maintained its position as an industry-leading developer and manufacturer of cutting-edge streaming media capture technology. Moreover, Osprey Video products have enabled many companies to deliver on key applications like IPTV, mobile streaming, webcasting, and more recently, video blogging. With the ongoing introduction of professional-level streaming and capture products, we believe the Osprey Video product group will continue to grow.
     Osprey Video products are sold worldwide through OEMs, integrators, and a worldwide network of VARs and distributors and are recommended by Real Networks, Microsoft and other market leaders.
     Niagara Streaming Systems. We believe the growth in popularity of our Niagara streaming systems of rack mount and portable encoders is due to the growing from the media content sector seeking state-of-the-art solutions that provide a powerful, low-cost, turnkey option.
     The ViewCast Niagara family of streaming media encoders and servers have been designed from the ground up to provide reliable, pre-configured, plug-and-play solutions enabling the user to quickly encode and stream premium quality audio and video over the Internet or corporate network. The Niagara systems are built upon the well known ViewCast Osprey Video streaming capture boards. These systems include a mix of Osprey analog and digital capture boards along with our remote management and tuning software (Niagara SCX®) and streaming productivity software (SimulStream®) resulting in a powerful, reliable, and cost-effective streaming media platform.
     We believe our Niagara products offer unique advantages to application developers, integrators and OEMs including extensive Software Developments Kits (“SDKs”). These streaming appliances comply with the most popular industry video standards, and we provide expert support and development staff to enable custom development of required applications.
     Niagara systems and software are distributed directly or through channels to media and entertainment enterprises, corporations, ISPs, broadband networks, CDNs, OEMs, educational institutions and governmental agencies.
Marketing and Sales
     We market our products and services directly or via third-party distribution channels including, but not limited to, OEMs, VARs, distributors, and system integrators. These relationships are non-exclusive and typically require that these resellers participate in the marketing, installation and technical support of our products.
     Our video communication products and services are globally marketed to media and entertainment, Internet, corporate, financial, educational, security/telejustice, healthcare, governmental and network enterprises. In addition, our products are sold or licensed to integrators, OEMs and VARs to integrate with their products or services. Our ability to provide full-featured solutions that support multiple streaming formats in combination with reduced time-to-market product delivery; we believe makes ViewCast an ideal partner for value added resellers and OEM customers. This belief was supported with the signing during November 2006 of an OEM agreement with one of the global leaders in networking for the Internet pursuant to which ViewCast sells and licenses certain products for resale on a stand-alone basis and/or as incorporated into their products.
     During 2006, our product revenue was well diversified among our channels, with only one of our customers, Jeff Burgess and Associates, Inc., having generated more than 10% of our sales. We plan to build upon our established customer base by expanding distribution and sales and expanding our product market awareness and reach. A part of our growth initiative is to continue building media encoding appliance and software solutions that can be utilized directly by the customers or integrated into technologies or services offered by other companies to create increased interest in ViewCast products, including among VAR and OEM customers.
     Our sales and marketing program that utilizes direct business development and indirect reseller, OEM and VAR channels enhances our ability to cover domestic and international geographical territories and market segments in an efficient and cost-effective manner. Under the terms of the indirect channel program, an authorized reseller of ViewCast products must meet certain qualifications regarding its business, personnel, product and market knowledge, and support and service capabilities. Through this authorized reseller program, we support and enhance our channels of distribution to encourage placement of ViewCast video products into the marketplace.
Production and Supply
     We build our video products using contract manufacturers in the United States and Asia. Our operations personnel in the Plano, Texas area are responsible for parts planning, procurement, final testing and inspection to quality standards. We plan for most high-volume production to be handled through large OEMs or contract manufacturers.
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
Installation, Service and Maintenance
     Most of our Osprey video card products and Niagara system products are customer installable. For those customers who need assistance with Niagara products, we utilize our channels to install and provide service. Further, we maintain an in-house technical support group to assist our channels and customers as required.
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
Research and Development
     We continue to focus on research and development activities on video communications applications, video management and new features for expanded market opportunities. We will continue to make investments in core video technology and processing techniques, focusing on how to best apply the latest advancements in the industry into commercially viable products. In some cases, strategic partnerships will be utilized to enhance our research and development and potentially reduce costs. During the 2005 and 2006 fiscal years we spent approximately $2.28 and $1.96 million, respectively, in research and development activities with no significant portion of such expenses borne directly by our customers.
     New products or feature enhancements are scheduled for launch in 2007 in the Osprey and Niagara product families that will provide new capabilities and features for video applications. We believe these products and services will be competitive and feature unique capabilities. We will maintain integration efforts with third party application software and hardware for our products and services.

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
     We are not aware of any direct competitors that compete in all of our video communication product families and applications. However, among our direct competitors competing with one or more of our products or applications are: Winnov, LP, Optibase Ltd., and Digital Rapids. Electronics manufacturers may be sales channels for our products but also actively compete for business in this market.
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
     We believe that product recognition is an important competitive factor and, accordingly, we promote the ViewCast®, Osprey®, Niagara®, SimulStream®, EZStream® and Niagara SCX® names, among others, in connection with our marketing activities, and have applied for or received trademark or service mark registration for such names. Our use of these marks and our trade names may be subject to challenge by others, which, if successful, could have a material adverse effect on our operations.
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
Employees
     As of March 15, 2007, we had fifty-nine (59) employees, four (4) of whom are in executive positions, ten (10) of whom are engaged in engineering, research and development, seventeen (17) of whom are engaged in marketing and sales activities, nineteen (19) of whom are engaged in operations and nine (9) of whom are in finance and administration. None of our employees are represented by a labor union. We consider our employee relations to be satisfactory.

Item 2. Description of Property
     Our executive, finance, marketing, design and development offices and some of our sales activities are located in approximately 18,676 square feet of leased space in Plano, Texas. The lease expires in April 2011 and provides for a base annual rent of $204,547. Our assembly operations are located in approximately 16,575 square feet of leased space in Carrollton, Texas. The lease expires in February 2012 and provides for a base annual rent of $71,257.
     We believe that our facilities are adequate for our current and reasonable foreseeable future needs and our current facilities can accommodate expansion, as required.
Item 3. Legal Proceedings
     There are no material legal proceedings pending to which we are a party, or of which any of our property is the subject, other than ordinary, routine litigation incidental to the business.
Item 4. Submission of Matters to a Vote of Security Holders
     The company held its annual meeting on October 17, 2006. The proposals submitted to shareholders and the tabulations of votes for each proposal were as follows:
     1. Election of directors for one-year terms.

	Number of	Number of	Number of	Broker
Nominees	Votes For	Votes Against	Votes Abstaining	Non-Votes
George C. Platt	21,299,071	417,320	199,914	662,807
Joseph Autem	21,686,626	29,765	199,914	662,807
Sherel Horsley	21,686,526	29,865	199,914	662,807
John Slocum, Jr.	21,685,906	30,485	199,914	662,807
     2. Ratification of Grant Thornton LLP as the Company’s independent auditors for the fiscal year 2006.

Number of Votes	Number of Votes	Number of Votes	Broker
For	Against	Abstaining	Non-Votes
21,846,728	43,202	26,375	662,807

PART II
Item 5. Market For Common Equity and Related Stockholder Matters
Common Stock Price Range
     As of March 15, 2007, there were 32,045,256 shares of our common stock outstanding and no public warrants were outstanding. Subsequent to December 31, 2006, 2,351,278 of our outstanding public warrants were exercised on or before the public warrant expiration date of February 5, 2007, resulting in the issuance of the same amount of common stock. The remaining 265,070 public warrants expired. The following table sets forth, for the periods indicated, the high and low sales prices for the common stock and the public warrants on the OTC-BB. Our common stock is traded on the OTC-BB under the symbol “VCST.OB”. These over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions. The trading market in our securities may at times be relatively illiquid due to low trading volume.

	Common Stock		Public Warrants
Fical 2005	High	Low	High	Low
1st Quarter	$0.44	$0.22	$0.10	$0.06
2nd Quarter	0.42	0.22	0.08	0.08
3rd Quarter	0.36	0.26	0.19	0.06
4th Quarter	0.34	0.20	0.09	0.06

	Common Stock		Public Warrants
Fical 2006	High	Low	High	Low
1st Quarter	$0.27	$0.18	$0.10	$0.10
2nd Quarter	0.24	0.15	0.14	0.06
3rd Quarter	0.23	0.13	0.10	0.03
4th Quarter	0.58	0.13	0.15	0.07
     On March 15, 2007, the last reported sales price for the common stock as reported on the OTC-BB was $0.42. As of March 15, 2007, there were approximately 217 holders of record for the common stock.
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
     ViewCast.com develops and sells video and audio communications products for delivering media dynamically via a variety of network types and protocols. These products include Osprey® Video capture cards and Niagara® video encoders/servers, featuring Niagara SCX encoder management software and other related products. Organizations increasingly utilize high-quality, dynamic video and audio to quickly and easily connect with customers, employees, partners or students. ViewCast’s products create, manage and deliver live and on-demand digital media in various formats to multiple wired or wireless connected devices.
     ViewCast products are deployed within a communications network and are used for a variety of audio and video communication applications, including corporate communications, information gathering, security, training, distance learning, conferencing, Internet video and broadcast applications. Telecommunications companies, content delivery networks (“CDNs”), corporations, media broadcasters, financial institutions, educational networks, healthcare facilities, and government agencies utilize our products, as do their customers, vendors and others with whom they may communicate. Worldwide ViewCast markets and sells its video products and services directly to end-users or through indirect channels including original equipment manufacturers (“OEMs”), value-added resellers (“VARs”), resellers, distributors and computer system integrators.
     ViewCast is focused on growth by leveraging the video market expansion and our products to capitalize on sales opportunities. We believe that emphasis on revenue and market share growth will enable us to realize long-term profitability and shareholder value.
Discontinued Operations
     ViewCast provided professional IT services focused on merged data and video networks through its wholly owned subsidiary Delta Computec Inc. (“DCi”) until the sale of the assets and operations of DCi on November 18, 2005. On November 18, 2005, ViewCast sold the assets and operations of DCi, subject to certain closing conditions, for a combination of $3,000,000 in cash at closing, $300,000 in contingent cash payments and the assumption of certain liabilities as outlined in the terms of the agreement. The proceeds of the sale provided working capital and reduced debt.
     Prior to the transaction, ViewCast had operated in two distinct business segments: (1) video communications products and services and (2) IT services and products. The previously reported IT services and products segment had been comprised of DCi’s business which is accounted for in the accompanying consolidated financial statements as a discontinued operation.
Financial Highlights of 2006
     Total revenues for the fiscal year ended December 31, 2006 were $13,981,096, a 21.0% increase from revenues of $11,559,204 reported for the same period in 2005. Total operating expenses of $8,547,696 for the fiscal year of 2006 were up 7.6% when compared to the $7,945,634 for the fiscal year of 2005. Operating loss of $847,463 for the fiscal year of 2006 decreased from the $1,251,356 operating loss reported in 2005.
     Net loss for the twelve months of 2006 was $1,751,089 or $0.10 per share, compared to a net loss for 2005 of $3,056,266, or $0.16 per share. The overall decrease in the net loss was due to increased sales, increased gross profit, and decreased development and manufacturing expenses that were offset by increased selling, support and administrative expense. In addition, the 2005 net loss included a loss from the discontinued operations of $341,751 and a charge for debt conversion expense of $485,798 with no similar expenses in 2006.

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
Results of Operations
Year Ended December 31, 2006 compared to Year Ended December 31, 2005.
     Net Sales. Net sales for the year ended December 31, 2006 increased by 21.0% to $13,981,096 from $11,559,204 reported in 2005. The overall increase was mainly due to an increase in system revenue supplemented with a smaller increase in capture card revenue. Net sales for the year improved by 28.8% and 25.5% in the North American and the Europe, Middle East and Africa (“EMEA”) sales regions, respectively.
     Osprey Product Sales. During the year ended December 31, 2006, sales of Osprey video products increased 4.3% over 2005 levels and represented 65.3% of total 2006 video product revenues, compared to 75.7% in 2005. The 2006 EMEA sales of Osprey products improved 17.4% and 2006 Pacific Rim sales decreased by 9.3% over 2005 levels, while North American sales increased slightly.

     ViewCast Niagara® Streaming/Encoding Systems. During the year ended December 31, 2006, combined systems sales totaled $4,777,999 and represented 34.2% of total 2006 video product revenues, an increase of 79.8% over 2005 combined system sales. The increase was due to sales of the Niagara systems increasing by 95.2% over 2005 levels. The sales growth is mainly due to increased usage of streaming and distributed video for broadcasting, business, education, training and governmental applications.
     Other Revenues. Other video product revenues consisting of software maintenance, training, engineering consulting fees and professional services totaled $73,440 during 2006, a decrease of $76,916 compared to $150,356 reported in 2005.
     Cost of Goods Sold/Gross Margins. Cost of goods sold totaled $6,280,863 for the year ended December 31, 2006, a 29.1% increase from $4,864,926 in 2005 that is mainly due to the growth in sales. Gross profit margin for the year ended December 31, 2006 totaled $7,700,233 or 55.1% of revenue, an increase of 15.0% over the prior year of $6,694,278 or 57.9% of revenue.
     We anticipate gross margins, as a percentage of total revenues, will remain in excess of 50% for the video products. Margins will be affected quarter to quarter by promotional activities, price adjustments, cost of materials, inventory obsolescence, new products and the sales mix between capture cards, systems and services in any one reporting period.
     Selling, General and Administrative Expense. Selling, general and administrative expenses for year ended December 31, 2006 totaled $6,253,183, an increase of 14.3% from $5,470,746 last year. The increase reflects an overall increase in finance and administration, sales, marketing and support related expense.
     Research and Development Expense. During 2006, research and development expense totaled $1,956,082, a decrease from $2,284,566 in 2005 reflecting a decrease in prototype and related expenses. We will continue to develop new products and features and anticipate increased spending for research and development during 2007. In particular, efforts will be focusing on Niagara appliance and software initiatives and a new series of Osprey capture cards to be introduced during 2007.
     Other Expense. Total other expense declined for 2006 to $903,626 compared to $1,434,909 in 2005. Interest expense for 2006 and 2005 was $913,802 and $950,588, respectively, representing interest primarily from our stockholder debt. Interest expense, net of interest income, decreased 3.9% over 2005 levels principally due to the decrease of the principal and interest rate from our stockholder debt in December of 2006.
     Other expense had a significant reduction for 2006 primarily due to a charge for debt conversion expense in 2005 with no similar expense in 2006. In the first and second quarter of 2005, ViewCast recognized an imputed amount for non-cash debt conversion expense of $485,798 related to the conversion of redeemable, convertible preferred stock into common stock of ViewCast. See Note 9 to the Consolidated Financial Statements for further details regarding this transaction.
     Loss from Discontinued Operations. Loss from discontinued operations was $341,751 in 2005 with no similar expense incurred in 2006.
     Net Loss. Net loss for the year ended December 31, 2006 was $1,751,089, a decrease of 42.7% over the $3,056,266 loss reported in the comparable period in 2005. The overall decrease in the net loss was due to increased sales and gross profit, decreased development expenses, decrease in debt conversion expense related to the conversion of redeemable, convertible preferred stock in 2005 and decrease net loss from the discontinued operations, partially offset by increased selling general and administrative expenses.

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
     Excluding discontinued operations, net cash utilized in operating activities for the year ended December 31, 2006 totaled $553,943, a decrease from the $2,269,548 net cash used in operating activities during 2005. The net cash used in operating activities for the year ended December 31, 2006 was due to the net loss from operations of $1,751,089 offset by changes in operating assets and liabilities of $819,527 and non-cash operating expenses of $377,619. The cash utilized in operating assets and liabilities was principally from increases in accounts receivable, inventories, and prepaid expenses, offset by cash provided from increased account payable and accrued expenses and interest.
     Cash utilized for investing activities during the year ended December 31, 2006 totaled $568,385. Cash utilized for investing activities included purchases of $390,120 for computer equipment, demo equipment, and other assets to support video product operations. Cash utilized for capitalized software development cost during the same period totaled $181,976.
     During the year ended December 31, 2006, ViewCast’s financing activities, generated cash of $241,961 principally due to short-term borrowings under the terms of our stockholder line of credit facility in the amount of $250,000 offset by repayment of long-term debt of $8,036.
     ViewCast’s discontinued operations during the year ended December 31, 2005 had a net loss of $341,751. Net cash generated in discontinued operating activities for the 2005 year totaled $238,138. Net cash provided in discontinued investing activities for 2005 totaled $3,270,723 primarily from the proceeds related to the sale of assets and operations. The net cash utilized in discontinued financing activities for 2005 was for debt repayments of $302,823.
     Since October 1998, ViewCast has maintained a working capital line of credit facility with an entity controlled by one of its principal stockholders, Mr. H.T. Ardinger, former Chairman of the Board of Directors of ViewCast.
     On December 11, 2006, the Ardinger Family Partnership, Ltd. agreed to convert $9,259,582 of debt to common stock, common stock warrants and Series E preferred stock. In addition, ViewCast entered into an amended and restated loan and security agreement for $1,250,000 of primary principal and $3,891,361 of accrued interest or secondary principal which shall be due December 31, 2009 subject to certain earlier payment conditions. The new notes are secured by all the existing liens securing any of the prior outstanding debt.
     During October 2002 through June 2003, ViewCast issued 150,670 shares of Series D Preferred Stock as partial consideration for the acquisition of DCi and for related investment banking fees. As of December 31, 2005 all shares of Series D Preferred Stock have been converted into Company common stock.
     On December 11, 2006, H. T. Ardinger, former chairman of the board and a principal shareholder of the Company, and the Ardinger Family Partnership, Ltd. agreed to the conversion of $9,259,582 outstanding debt. The terms of the conversion called for a combination of the issuance of 80,000 shares of unregistered convertible preferred stock with each share having a stated value of $100.00 with voting rights on an “as converted” basis with the common stock and the issuance of 2,862,687 shares of unregistered common stock. In conjunction, a seven year warrant was issued to purchase up to 2,500,000 share of Common Stock at an exercise price of $0.48 per share. The preferred stock provides for a conversion option to common stock at $0.60 per share of ViewCast common stock with an early conversion discount of 15% during the first twenty-four months. ViewCast and Ardinger also entered into a registration rights agreement.

     At December 31, 2006, ViewCast had 3,833,012 public and public equivalent warrants and 122,500 representative warrants outstanding and exercisable at $1.00. On January 20, 2006, ViewCast extended the expiration date of its public and public equivalent common stock purchase warrants from the prior expiration date of February 3, 2006 to February 3, 2007. Additionally, ViewCast decreased the exercise price of these warrants to $0.275 per share from $1.00 per share beginning on March 1, 2006, until the warrant expiration date. On February 9, 2006 ViewCast announced the exercise over 90 percent of the company’s outstanding public and public equivalent common stock purchase warrants that were set to expire effective February 5, 2007. In return for exercising the warrants at $0.275 per share or $972,018 in total, ViewCast will issue 3,534,610 shares of its common stock. The remaining public warrants expired on the effective date.
     At December 31, 2006, ViewCast had a consolidated stockholders’ deficit of $1,519,142, and in accordance with Delaware law, was precluded from paying dividends on its outstanding Series B and Series C convertible preferred stock. As a result, no preferred stock dividends have been declared or paid during 2006. The Series B and Series C preferred stock issues carry cumulative dividends of 8% and 9% per year, respectively, and are generally payable semi-annually in arrears in cash or in ViewCast common stock, at ViewCast’s option. Cumulative dividends in arrears on preferred shares are approximately: Series B-$3,197,000, Series C-$901,000. Holders of Series B and Series C preferred stock have no voting rights except as required by law.
     At December 31, 2006, ViewCast had positive working capital of $2,949,669 and cash and cash equivalents of $567,509. Subsequent to December 31, 2006, ViewCast improved working capital and net equity by $972,018 from the exercise of outstanding warrants. During the year ended December 31, 2006, ViewCast experienced a sales increase of 21.0% compared to the same period of 2005, and while wary of current economic conditions, management anticipates that revenues during 2007 will continue to increase over 2006 levels. Operating loss for the year ended December 31, 2006 decreased $403,893 compared to the same period in 2005. Interest expense in 2007 is expected to decline significantly due to the lower debt outstanding after the Ardinger debt conversion in December 2006. Although sales growth is expected to continue, ViewCast anticipates that losses may occur during 2007, or until such time as total profit margins from the sales of its products and services exceeds its total development, selling, administrative and financing costs consistently.
     ViewCast utilizes significant capital to design, develop and commercialize its products and intends to fund its operating activities and sales growth during the next twelve months by utilizing existing cash, cash contributed from operations, from available positive working capital, from the potential exercise of outstanding warrants and from current or new lines of credit to the extent available. ViewCast anticipates it will require additional working capital during 2007 to support the expansion of sales channels and market distribution, to develop and introduce new products and services, to enhance existing product offerings, to address unanticipated competitive threats or technical problems, to transition adverse economic conditions, to service its debt and for potential acquisition transactions.
     ViewCast plans to improve its working capital position by increasing sales and through other initiatives that may include raising additional equity and by exercise of warrants if market conditions allow. ViewCast’s increased product sales and cash flow, coupled with recent initiatives to restructure its balance sheet have made significant improvements to its financial position. ViewCast has reduced debt and increased net equity by $11,636,282 with the conversion of debentures in 2004, preferred stock in 2005 and stockholder debt in 2006. The remaining stockholder debt outstanding was amended into a facility with a long term payout generally due December 31, 2009. The result at December 31, 2006 is a positive working capital of $2,949,669 compared to negative working capital in the prior year. The exercise of warrants in February 2007 generated $972,018 in additional working capital and net equity.
     ViewCast intends to continue these initiatives and discussions related to current and potentially new debt and equity relationships. Although ViewCast has no other firm arrangements with respect to additional capital financing, it considers on an ongoing basis proposals received from potential investors relating to the issuance of equity securities in exchange for a cash investment in ViewCast. There can be no assurance that additional financing will be available to ViewCast on acceptable terms, or at all. Additional equity financing may involve substantial dilution to our then existing stockholders. ViewCast intends to actively pursue other strategic merger and acquisition activities to the extent possible. In the event we need additional working capital and are unable to raise such capital or execute other alternatives, we may be required to sell segments of the business, or substantially reduce or curtail our activities. Such actions could result in charges that could be material to ViewCast’s results of operations or financial position.

     At December 31, 2006, ViewCast had no material commitments for capital expenditures.
Operating Leases
     The following table summarizes ViewCast’s operating leases with definitive payment terms that will require cash outlays in the future. These amounts are as of December 31, 2006:

Contractual Obligations	(In thousands)
and Commitments:	2007	2008	2009	2010	2011	Thereafter	Total

Operating leases	$331	$331	$331	$331	$182	$9	$1,515
     ViewCast is obligated under various operating lease agreements, primarily for office facilities that expire at various dates through 2012. The scheduled monthly base rental payments for facilities range from $5,870 to $17,898 and differ from the monthly rental expense due to free or varied monthly rental payments during the term of the lease agreements.
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
     The pro forma disclosures previously permitted under SFAS 123 are no longer an alternative to financial statement recognition. See Note 2 in the financial statements for the pro forma net loss and loss per share amounts for 2005 as if ViewCast had used a fair-value-based method required under SFAS 123 to measure compensation expense for employee stock incentive awards. In 2006, ViewCast recorded $8,384 in option expense.
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

Item 7. Financial Statements and Supplementary Data
ViewCast.com, Inc. and Subsidiaries
Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm
The Board of Directors
ViewCast.com, Inc.
We have audited the accompanying consolidated balance sheets of ViewCast.com, Inc. and subsidiaries as of December 31, 2006, and the related consolidated statements of operations, stockholders’ deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the financial statements referred to above, present fairly, in all material respects, the consolidated financial position of ViewCast.com, Inc. and subsidiaries as of December 31, 2006, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.
As discussed in Note 2 to the consolidated financial statements, effective January 1, 2006 the Company adopted Statement of Financial Accounting Standard 123(R), Share-Based Payments.
/s/ KBA GROUP LLP
Dallas, Texas
April 2, 2007

Report of Independent Registered Public Accounting Firm
The Board of Directors
ViewCast.com, Inc.
We have audited the accompanying consolidated balance sheet of ViewCast.com, Inc. and subsidiaries as of December 31, 2005, and the related consolidated statements of operations, stockholders’ deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the financial statements referred to above, present fairly, in all material respects, the consolidated financial position of ViewCast.com, Inc. and subsidiaries as of December 31, 2005, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.
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
/s/ GRANT THORNTON LLP
Dallas, Texas
March 28, 2006

VIEWCAST.COM, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2005	2006
ASSETS
Current assets:
Cash and cash equivalents	$1,447,873	$567,509
Accounts receivable, less allowance for doubtful accounts of $13,171 and $30,756 at December 31, 2005 and 2006 respectively	1,304,776	2,084,723
Inventories, net	2,011,491	2,155,212
Prepaid expenses	73,074	148,039

Total current assets	4,837,214	4,955,483

Property and equipment, net	284,828	446,758
Intangible assets, net	122,931	177,737
Deposits	29,326	59,107

Total assets	$5,274,299	$5,639,085

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$582,263	$982,472
Accrued expenses	1,243,377	1,020,535
Stockholder line of credit	3,350,000	—
Current maturities of long-term debt	142,389	2,807

Total current liabilities	5,318,029	2,005,814

Long-term debt less current maturities	3,298	491
Stockholder note payable	6,775,230	5,141,361
Stockholder accrued interest	2,213,761	10,561

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, $0.0001 par value, authorized 5,000,000 shares:
Series B convertible — issued and outstanding shares — 800,000	80	80
Series C convertible — issued and outstanding shares — 200,000	20	20
Series E convertible — issued and outstanding shares — 80,000 at December 31, 2006	—	8
Common stock, $.0001 par value, authorized 100,000,000 shares:
Issued shares — 25,889,456 and 28,752,143 at December 31, 2005 and 2006, respectively	2,589	2,875
Additional paid-in capital	59,718,393	68,986,065
Accumulated deficit	(68,745,195)	(70,496,284)
Treasury stock, 261,497 shares at cost	(11,906)	(11,906)

Total stockholders’ deficit	(9,036,019)	(1,519,142)

Total liabilities and stockholders’ deficit	$5,274,299	$5,639,085

The accompanying notes are an integral part of these consolidated statements.

VIEWCAST.COM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2005	2006
Net sales	$11,559,204	$13,981,096

Cost of sales	4,864,926	6,280,863

Gross profit	6,694,278	7,700,233

Operating expenses:
Selling, general and administrative	5,470,746	6,253,183
Research and development	2,284,566	1,956,082
Depreciation and amortization	190,322	338,431

Total operating expenses	7,945,634	8,547,696

Operating loss	(1,251,356)	(847,463)

Other income (expense):
Interest expense, net (including $945,054 and $936,709 of expense to related parties)	(950,588)	(913,802)
Debt conversion expense	(485,798)	—
Other	1,477	10,176

Total other expense	(1,434,909)	(903,626)

Income tax expense	(28,250)	—

Loss from continuing operations	(2,714,515)	(1,751,089)

Loss from discontinued operations	(341,751)	—

NET LOSS	$(3,056,266)	$(1,751,089)

Preferred stock dividends	(819,243)	(819,243)

Net loss applicable to common stockholders	$(3,875,509)	$(2,570,332)

Net loss per share — basic and diluted:
Continuing operations	$(0.14)	$(0.10)
Discontinued operations	(0.02)	0.00

Net loss per share — basic and diluted	$(0.16)	$(0.10)

Weighted average number of common shares outstanding — basic and diluted	24,964,955	25,792,662

The accompanying notes are an integral part of these consolidated statements.

VIEWCAST.COM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2006

	Series B		Series C		Series E
	Convertible		Convertible		Convertible				Additional			Total
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated	Treasury	Stockholders’
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Shares	Par Value	Capital	Deficit	Stock	Deficit
Balances, December 31, 2004	800,000	$80	200,000	$20	—	$—	23,104,942	$2,310	$57,715,654	$(65,688,929)	$(11,906)	$(7,982,771)

Sale of common stock, employee stock purchase plan	—	—	—	—	—	—	45,056	5	10,515	—	—	10,520

Conversion of Preferred D shares to common stock	—	—	—	—	—	—	2,739,458	274	1,992,224	—	—	1,992,498

Net loss	—	—	—	—	—	—	—	—	—	(3,056,266)	—	(3,056,266)

Balances, December 31, 2005	800,000	$80	200,000	$20	$—	$—	25,889,456	$2,589	$59,718,393	$(68,745,195)	$(11,906)	$(9,036,019)

Stock based compensation expense	—	—	—	—	—	—	—	—	8,384	—	—	8,384

Conversion of stockholder line of credit and note payable into Series E Preferred stock, common stock and warrants	—	—	—	—	80,000	8	2,862,687	286	9,259,288	—	—	9,259,582

Net loss	—	—	—	—	—	—	—	—	—	(1,751,089)	—	(1,751,089)

Balances, December 31, 2006	800,000	$80	200,000	$20	80,000	$8	28,752,143	$2,875	$68,986,065	$(70,496,284)	$(11,906)	$(1,519,142)

The accompanying notes are an integral part of these consolidated statements.

VIEWCAST.COM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2005	2006
Operating activities:
Net loss from continuing operations	$(2,714,515)	$(1,751,089)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss from discontinued operations	(341,751)	—
Bad debt expense	20,722	17,585
Depreciation of property and equipment	128,857	195,067
Amortization of software development costs	61,465	143,364
Non-cash debt conversion expense	485,798	—
Stock based compensation expense	—	8,384
Loss on disposition of property and equipment	121	13,219
Changes in operating assets and liabilities Accounts receivable	(280,095)	(797,532)
Inventories	(454,102)	(143,721)
Prepaid expenses	33,912	(74,965)
Deposits	14,485	(29,781)
Accounts payable	(108,011)	400,209
Accrued expenses and stockholder accrued interest	883,566	1,465,317

Net cash used in continuing operations	(2,269,548)	(553,943)
Net cash provided by discontinued operations	238,138	—

Net cash used in operating activities	(2,031,410)	(553,943)

Investing activities:
Capitalized software development costs	—	(181,976)
Purchase of property and equipment	(189,996)	(390,120)
Proceeds from disposition of property and equipment	—	3,711

Net cash used in continuing operations	(189,996)	(568,385)
Net cash provided by discontinued operations	3,270,723	—

Net cash provided by (used in) investing activities	3,080,727	(568,385)

Financing activities:
Net proceeds from stockholder line of credit	450,000	250,000
Proceeds from sale of common stock and preferred stock	10,520	—
Repayments of long-term debt	(6,262)	(8,036)

Net cash provided by continuing operations	454,258	241,964
Net cash used in discontinued operations	(302,823)	—

Net cash provided by financing activities	151,435	241,964

Net increase (decrease) in cash and cash equivalents	1,200,752	(880,364)

Cash and cash equivalents, beginning of period	247,121	1,447,873

Cash and cash equivalents, end of period	$1,447,873	$567,509

Supplemental cash flow information:
Cash paid for interest	$3,596	$8,458

Supplemental non-cash flow operating activities:
Conversion of Series D redeemable convertible preferred stock to common stock	$1,506,700	$—
Conversion of Stockholder debt to common stock, Series E convertible preferred stock and warrants	$—	$9,259,582
Conversion of Stockholder accrued interest to Stockholder note payable	$—	$3,891,361
The accompanying notes are an integral part of these consolidated statements.

1. The Company and Description of Business
     The accompanying consolidated financial statements include the accounts of ViewCast.com, Inc. dba ViewCast Corporation and its wholly-owned subsidiaries, VideoWare, Inc., Osprey Technologies, Inc., ViewCast Online Solutions, Inc., and Viewcast Technology Services Corporation, previously known as Delta Computec Inc. (“DCi”) (collectively, ViewCast or the Company). The Company develops and sells video and audio communications products for delivering media dynamically via a variety of network types and protocols. These products include Osprey® Video capture cards and Niagara® video encoders/servers, featuring Niagara SCX encoder management software and other related products. ViewCast products address the video capture, processing, and delivery requirements for a broad range of applications and markets. Worldwide the Company markets and sells its video products and services directly to end-users or through indirect channels including original equipment manufacturers (“OEMs”), value-added resellers (“VARs”), resellers, distributors and computer system integrators.
     The Company utilizes significant capital to design, develop and commercialize its products and intends to fund its 2007 operating activities and sales growth by utilizing existing cash, cash provided from operations, cash received from the exercise of outstanding warrants during early 2007 and working capital lines of credit to the extent possible. The Company believes that these items will provide sufficient cash to fund operations for the next 12 months, however, the Company may require additional working capital during the next year to support operations and the expansion of sales channels and market distribution, to develop and introduce new products and services, to enhance existing product offerings, to address unanticipated competitive threats or technical problems, to transition adverse economic conditions and for potential acquisition transactions. Although the Company has no firm arrangements with respect to additional financing, it is currently considering proposals relating to the issuance of equity securities in exchange for a cash investment in the Company. There can be no assurance that additional financing will be available to the Company on acceptable terms, or at all. Additional equity financing may involve substantial dilution to our then existing stockholders. In the event the Company is unable to raise additional capital or execute other alternatives, it may be required to sell segments of the business, or substantially reduce or curtail our activities. Such actions could result in charges that could be material to ViewCast’s results of operations or financial position.
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
     Accounts Receivable
     The Company’s accounts receivable are primarily due from resellers and distributors of its video products. Credit is extended based on evaluation of each customer’s financial condition and, generally collateral is not required except for certain international customers. Accounts receivable are generally due within 30 days and are stated net of an allowance for doubtful accounts. Accounts are considered past due if outstanding longer than contractual payment terms. The Company records an allowance on a specific basis by considering a number of factors, including the length of time trade accounts are past due, the Company’s previous loss history, the credit-worthiness of individual customers, economic conditions affecting specific customer industries and economic conditions in general. The Company writes-off accounts receivable when they become uncollectible and payments subsequently received on such receivables are credited against write-offs in the period the payment is received.

ViewCast.com, Inc.
Notes to the Consolidated Financial Statements — Continued
     Changes in the Company’s allowance for doubtful accounts for the years ended December 31, 2005 and 2006 are as follows:

	Year ended December 31,
	2005	2006
Beginning balance	$13,382	$13,171
Bad debt expense	20,722	17,585
Uncollectible accounts written off	(22,751)	—
Recoveries	1,818	—

Ending balance	$13,171	$30,756

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
     Property and Equipment
     Property and equipment is recorded at cost. Depreciation is determined using the straight-line method over the estimated useful lives, generally three to seven years, of the related assets. Leasehold improvements are amortized over the shorter of the useful life or the remaining term of the related leases. Expenditures for repairs and maintenance are charged to operations as incurred; renewals and betterments are capitalized. Gains and losses on the disposition of property and equipment are recorded in the period incurred.
     Intangible Assets and Amortization
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
     Legal fees and similar capitalizable costs relating to patents, copyrights, and trademarks are capitalized as appropriate. Patent costs are generally amortized on a straight-line basis over 17 years.
     Intangible assets consists of the following:

		December 31, 2005		December 31, 2006
	Average life	Gross carrying	Accumulated	Gross carrying	Accumulated
	(years)	amount	amortization	amount	amortization
Capitalized Software Costs	3	$851,635	$728,704	$966,717	$867,985
Patents	17	—	—	83,409	4,404

		$851,635	$728,704	$1,050,126	$872,389

ViewCast.com, Inc.
Notes to the Consolidated Financial Statements — Continued
     The estimated aggregate amortization expenses for the succeeding years are as follows:

	2007	2008	2009	Thereafter	Total
Capitalized Software Costs	$38,361	$38,361	$22,010	$—	$98,732
Patents	4,907	4,907	4,907	64,284	79,005

	$43,268	$43,268	$26,917	$64,284	$177,737

     Impairment of Long-Lived Assets
     Assets that are held and used are analyzed for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. Impairment is recognized when the estimated undiscounted cash flow generated by those assets is less than the carrying amounts of such assets. The amount of impairment is the excess of the carrying amount over the fair value of such assets. Assets held for sale are carried at the lower of carrying amount or fair value less selling costs. No impairment charges were recognized for 2005 and 2006.
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

	Year Ended December 31,
	2005	2006
Stock options	3,015,150	2,739,700
Public and private warrants	4,782,082	4,746,482
Convertible preferred stock — Series B	2,206,896	2,206,896
Convertible preferred stock — Series C	3,333,333	3,333,333
Redeemable convertible preferred stock — Series D	217,373	—
Convertible preferred stock — Series E	—	3,137,255

	13,554,834	16,163,666

ViewCast.com, Inc.
Notes to the Consolidated Financial Statements — Continued
     Warranty Reserves
     Reserves are provided for the estimated warranty costs when revenue is recognized. The costs of warranty obligations are estimated based on the Company’s warranty policy or applicable contractual warranty obligations, historical experience of known product failure rates and use of materials and service delivery charges incurred in correcting product failures. Specific warranty accruals may be made if unforeseen technical problems arise. If actual experience, relative to these factors, adversely differs from these estimates, additional warranty expense may be required.
     The following table below shows the roll forward of the warranty reserve for the years ended December 31, 2005 and 2006:

	Year ended December 31,
	2005	2006
Beginning balance	$57,744	$57,667
Charged to expense	48,279	127,237
Usage	(48,356)	(67,268)

Ending balance	$57,667	$117,636

     Risks and Uncertainties
     Financial instruments that potentially subject the Company to credit risk consist principally of cash, cash equivalents and trade accounts receivable. The Company invests its cash and cash equivalents with commercial banks in Texas. The Company sells its products and services primarily to end users, distributors and resellers without requiring collateral; however, the Company routinely assesses the financial condition of its customers and maintains allowances for anticipated losses. The following table discloses the number of customers that accounted for more than 10% of annual sales and receivable balances:

			Customers exceeding 10% of
	Customers Exceeding 10%		Year-End Accounts Receivable
	of Net Sales		Balance
	Number of	Combined	Number of	Combined
Year	Customers	Percent	Customers	Percent
2005	0	0%	2	22%
2006	1	13%	2	29%
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
     Advertising Costs
     Advertising costs are expensed as incurred. Advertising expense for the years ended December 31, 2005 and 2006 was $475,066 and $607,398, respectively.
     Fair Value of Financial Instruments
     The Company believes that the carrying amount of certain of its financial instruments, which include cash equivalents, accounts receivable, accounts payable, short-term debt and accrued expenses, approximate fair value due to the short-term maturities of these instruments. The Company also believes the carrying value of its long-term debt approximates fair value at December 31, 2006 and 2005 because actual interest rates were consistent with rates estimated to be available for obligations with similar terms and conditions.
     Stock-Based Compensation
     Prior to January 1, 2006, the Company elected to follow Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees,” and has provided supplemental disclosures required by Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation” and by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of FASB Statement No. 123.”
     Option exercise prices were equal to the market price on the date of grant. A portion of the shares under grant become exercisable after one year and remaining shares vest monthly thereafter on a straight line basis over the vesting term of the option (generally three to five years). Options expire after ten years.
     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting periods. Pro forma information for the year ended December 31, 2005 is as follows:

2005
Net loss applicable to common stockholders:	$(3,875,509)
As reported
Deduct total stock-based compensation under fair value based method for all awards	(569,478)

Pro forma	$(4,444,987)

Net loss per share — basic and diluted:
As reported	$(0.16)

Pro forma	$(0.18)

     On January 1, 2006, the Company adopted Statement of Financial Accounting Standard No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”), which requires the measurement and recognition of all share-based payment awards made to employees and directors including stock options and employee stock purchases

ViewCast.com, Inc.
Notes to the Consolidated Financial Statements — Continued
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
     In 2006, the Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s 2006 fiscal year. The Company’s Consolidated Financial Statements as of and for the year ended December 31, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to include the impact of SFAS 123(R). Stock-based compensation expense recognized under SFAS 123(R) for the year ended December 31, 2006 was $8,384. During the year ended December 31, 2006, there were 155,000 new options granted under the ViewCast 2005 Stock Incentive Plan. SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service period in the Company’s Statement of operations. Prior to the adoption of SFAS 123(R), the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB No. 25 as allowed under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Under the intrinsic value method, no stock-based compensation expense for stock options grants is recognized because the exercise price of the Company’s stock options granted to employees and directors equaled the fair market value of the underlying stock at the date of grant.
     Stock-based compensation expense recognized in the Company’s Statement of Operations for the fiscal year 2006 includes compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). Stock-based compensation expense recognized in the Company’s Statement of Operations for the fiscal year of 2006 is based on awards ultimately expected to vest and has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information required under SFAS 123 for periods prior to fiscal year 2006, forfeitures were accounted for as they occurred.
     The Company used the Black-Scholes option-pricing model (“Black-Scholes”) as its method of valuation under SFAS 123(R) in fiscal year 2006 and a single option award approach. This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. Black-Scholes was also previously used for the Company’s pro forma information required under SFAS 123 for periods prior to fiscal year 2006. The fair value of share-based payment awards on the date of grant as determined by the Black-Scholes model is affected by our stock price as well as other assumptions. These assumptions include, but are not limited to the expected stock price volatility over the term of the awards and the actual and projected employee stock option exercise behaviors. The weighted-average estimated value of employee stock options granted during the twelve months ended December 31, 2005 and 2006 was estimated using the Black-Scholes model with the following weighted-average assumptions:

ViewCast.com, Inc.
Notes to the Consolidated Financial Statements — Continued

	Year Ended
	December 31,
	2005	2006
Expected volatility	108%	109%
Risk-free interest rate	4.15%	4.76%
Expected dividends	0.0%	0.0%
Expected term in years	4.50	4.08
     At December 31, 2006, the balance of unearned stock-based compensation to be expensed in future periods related to unvested share-based awards, as adjusted for expected forfeitures, is approximately $21,807. The weighted-average period over which the unearned stock-based compensation expected to be recognized is approximately two years.
3. Inventories
     Inventories consist of the following:

	December 31,
	2005	2006
Purchased materials	$775,232	$1,410,411
Finished goods	1,236,259	744,801

	$2,011,491	$2,155,212

4. Discontinued Operations
     On November 18, 2005, the Company sold the assets and operations of DCi for a combination of $3,000,000 in cash at closing, $300,000 in contingent cash payments and the assumption of certain liabilities as outlined in the terms of the agreement.
     The operating results from discontinued operations were as follows:

Period January 1 to
November 18,
2005
Net sales	$10,424,717
Cost of sales	8,030,885

Gross profit	2,393,832
Operating expenses	2,236,181

Operating income	157,651
Other expense:	(485,543)

Net loss before taxes	(327,892)
Income tax expense	(13,859)

Net (loss)	$(341,751)

ViewCast.com, Inc.
Notes to the Consolidated Financial Statements — Continued
5. Property and Equipment
     Property and equipment, at cost, consists of the following:

	Estimated
	Useful Life	December 31,
	(Years)	2005	2006
Computer equipment	3 to 7	$1,185,281	$408,174
Software	3 to 5	625,835	132,909
Leasehold improvements	1 to 5	23,232	121,746
Office furniture and equipment	5 to 7	658,562	604,768

		2,492,910	1,267,597

Less accumulated depreciation and amortization		(2,208,082)	(820,839)

		$284,828	$446,758

6. Accrued Expenses
     Accrued expenses consist of the following:

	December 31,
	2005	2006
Stockholder accrued interest (short-term)	$758,086	$—
Accrued compensation	126,026	217,445
Accrued warranty	57,667	117,636
Accrued inventory purchases	71,162	95,068
Customer deposits	—	166,844
Deferred rent	2,763	118,496
Accrued taxes and other	227,673	305,046

	$1,243,377	$1,020,535

7. Stockholder Line of Credit and Other Short-term Debt
     Stockholder Line of Credit
     Since October 1998, the Company has maintained a working capital line of credit facility with an entity controlled by one of its principal stockholders, Mr. H.T. Ardinger. In October 2003, ViewCast.com, Inc., Osprey Technologies, Inc. and VideoWare, Inc. (jointly and severally, “the Borrower”) amended the terms and conditions of this credit note and security agreement with the Ardinger Family Partnership, LTD. (“Lender”). Effective October 15, 2003, the terms and conditions of the note agreement were amended to establish a long-term payout for $6,909,582 principal amount of the note and accrued interest of $1,243,665. Additionally, a new $2.0 million short-term line of credit facility was established with an initial principal amount $1.1 million. The amended note agreement was secured by all assets of the Borrower.
     During 2004, the Company entered into amendments of the terms and conditions of the credit facility to increase the credit line of the revolving credit note to $3.0 million and extended the commencement date for the scheduled payments of the term note and accrued interest to December 31, 2004. Effective March 22, 2005, the Company amended the terms and conditions of the credit facility to increase the credit line of the revolving credit

ViewCast.com, Inc.
Notes to the Consolidated Financial Statements — Continued
note to $3.5 million and extended the commencement date of scheduled payments of the term note and accrued interest from December 31, 2004 to July 31, 2005. Effective July 22, 2005, the Company amended the terms and conditions of the credit facility to increase the credit line of the revolving credit note to $4.0 million and extended the commencement date of scheduled payments of the term note and accrued interest from July 31, 2005 to November 30, 2005. Subsequently, on March 22, 2006, ViewCast amended the terms and conditions of the credit facility to extend the revolving maturity date of the Amended and Restated Promissory Note (Revolving Credit Note) from December 31, 2005 to June 30, 2006, to extend the term maturity date of the Term Loan from December 31, 2006 to December 31, 2007 and to extend the commencement date of scheduled payments of the term note and accrued interest from November 30, 2005 to June 30, 2006. During the year of 2006, the Company received advances of $250,000 under the line of credit.
     Effective December 11, 2006, the terms and conditions of the note agreement were amended to establish a long-term payout for the credit line’s accrued interest of $796,838 with a portion of the outstanding $3,600,000 principal balance converted to equity. See Note 8 regarding the amended long-term credit facility and Note 10 regarding the conversion of the Ardinger debt into equity.
     Short-term debt consists of the following:

	December 31, 2005	December 31, 2006
$4.0 million line of credit note payable to principal stockholder of the Company, secured by all assets of Borrower, with interest due on demand at the lesser of prime plus 3.0% (7.25% at December 31, 2005) or 9.5% fixed rate.	$3,350,000	$—

	$3,350,000	$—

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
     On December 11, 2006, the Company entered into an amended and restated loan and security agreement for $1,250,000 of the primary principal and $3,891,361 of accrued interest or secondary principal which shall be due December 31, 2009 subject to certain earlier payment conditions. The remaining outstanding principal balance of $5,659,582 was converted into equity. The interest on the primary principal amount will accrue and be paid monthly based on the effective prime rate plus 1.0% (8.25% as of December 31, 2006) provided, however, that this rate shall not exceed 9.5% prior to December 31, 2007. Interest on the unpaid accrued interest note shall accrue based on the effective Applicable Federal Rate (4.73% as of December 31, 2006) and shall be paid in full on the maturity date. The new note is secured by all the existing liens securing any of the prior outstanding debt. See Note 10 regarding the conversion of the Ardinger debt into equity.

ViewCast.com, Inc.
Notes to the Consolidated Financial Statements — Continued
     Long-term debt consists of the following:

	December 31, 2005	December 31, 2006
Stockholder term note with an entity controlled by a principal stockholder of the Company, collateralized by all assets of the Company, with interest due at a rate per annum equal to the lesser of prime plus 3.0% (7.25% at December 31, 2005) or 9.5% fixed rate.	$6,909,582	$—

Aggregate of the Outstanding Principal (“Primary Principal Amount”), with interest due at a rate per annum equal to the lesser of prime plus 1.0% (8.25% at December 31, 2006) or 9.5% fixed rate, due December 31, 2009.	—	1,250,000

Accrued and Outstanding Interest (“Secondary Principal Amount”), with interest due at a rate per annum equal to the lesser of Applicable Federal Rate (4.73% at December 31, 2006) or 9.5% fixed rate, due December 31, 2009.	—	3,891,361

Other long-term debt	11,335	3,298

Total long-term debt	6,920,917	5,144,659
Less current maturities	(142,389)	(2,807)

Total long-term debt less current maturities	$6,778,528	$5,141,852

     Following are the scheduled maturities of long-term notes payable and stockholder accrued interest at December 31, 2006:

	Long-term Notes	Stockholder
Year ended December 31	Payable	Accrued Interest
2007	$2,807	$—
2008	491	—
2009	5,141,361	10,561

	$5,144,659	$10,561

9. Conversion of Convertible Debt to Equity
     In other income (expense), the Company has recognized in 2005 an imputed amount for debt conversion expense equal to the fair value of all securities and other consideration transferred in the transaction in excess of the fair value of securities issuable pursuant to the original conversion terms. The debt conversion expense is a non-cash charge and is a reconciling adjustment in calculating net cash used in operating activities. The conversions were made pursuant to Section 3(a)(9) of the Securities Act of 1933, as amended.
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

10. Conversion of Ardinger Debt to Equity
     On December 11, 2006, H. T. Ardinger, former chairman of the board and a principal shareholder of the Company, and the Ardinger Family Partnership, Ltd. agreed to the conversion of $9,259,582 of outstanding debt into equity. The terms of the conversion called for a combination of the issuance of 80,000 shares of unregistered convertible Series E preferred stock with each share having a stated value of $100.00 with voting rights on an “as converted” basis with the common stock and the issuance of 2,862,687 shares of unregistered common stock. In addition, a seven year warrant was issued to purchases up to 2,500,000 shares of common stock at an exercise price of $0.48 per share. The preferred stock provides for a conversion option to common stock at $0.60 per share of ViewCast common stock with an early conversion discount of 15% during the first twenty-four months. The Company and Ardinger also entered into a registration rights agreement. As H.T. Ardinger and the Ardinger Family Partnership are principal shareholders of the Company at the time of the transaction, the $9,259,582 of debt converted in exchange for the common stock, Series E preferred stock and warrants was recorded as a direct increase to equity. Additionally, the fair market value of the equity issued approximated the carrying value of the debt retired based on management’s estimates.

ViewCast.com, Inc.
Notes to the Consolidated Financial Statements — Continued
11. Income Taxes
     The Company records a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. In the opinion of management, realization of the Company’s net operating loss carryforward is not reasonably assured, and a valuation allowance of $26,239,000 and $26,791,000 has been provided against deferred tax assets in excess of deferred tax liabilities in the accompanying consolidated financial statements at December 31, 2005 and 2006, respectively.
     The components of the Company’s net deferred taxes are as follows:

	Year ended December 31,
	2005	2006
Deferred tax assets:
Net operating loss carryforwards	25,388,000	26,129,000
Revenue deferred for financial statements, recognized for tax	9,000	31,000
Excess of tax over financial statement basis of patent	8,000	4,000
Accruals deductible for tax purposes when paid	138,000	209,000
Excess of tax over financial statement basis of property and equipment	203,000	63,000
Excess of tax over financial statement basis of software development costs	493,000	355,000

Total deferred tax assets	26,239,000	26,791,000

Deferred tax liabilities:
Excess of financial statement over tax basis of goodwill and customer contracts	—	—

Net deferred tax assets	26,239,000	26,791,000
Less: valuation allowance	(26,239,000)	(26,791,000)

Net deferred taxes	—	—

     The reconciliation between the federal income tax benefit calculated by applying U.S. federal statutory rates to net loss and the absence of a tax benefit reported in the accompanying consolidated financial statements is as follows:

	Year ended December 31,
	2005	2006
U.S. federal statutory rate applied to pretax loss	(1,025,000)	(595,000)
State tax net of federal benefit	19,000	—
Change in valuation allowance	1,017,000	552,000
Other	17,000	43,000

	28,000	—

ViewCast.com, Inc.
Notes to the Consolidated Financial Statements — Continued
     At December 31, 2006 the Company has federal income tax net operating loss carryforwards of approximately $71,000,000, which expire as follows:

Year
Ended	Amount
2009	$2,700,000
2010	4,700,000
2011	4,000,000
2012	5,400,000
2018	7,700,000
2019	13,200,000
2020	8,100,000
2021	8,500,000
2022	4,400,000
2023	2,700,000
2024	3,600,000
2025	3,800,000
2026	2,000,000
     The Company is subject to limitations existing under Internal Revenue Code Section 382 (Change of Control) relating to the availability of the operating loss carryforward.
     No Federal income or foreign taxes were paid during the years ended December 31, 2005 and 2006. State taxes of $28,250 were paid in 2005 with no similar payment in 2006.
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
     In November 2001, the Company received net proceeds of $2,000,000 from the private placement of 200,000 shares of Series C Convertible Preferred Stock at $10 per share with H.T. Ardinger, Jr., a principal shareholder and former Chairman of the Board of the Company. The Series C Preferred Stock is convertible into common stock of the Company at a fixed price of $0.60 per share, subject to certain requirements, and carries a dividend of 9% per year payable in cash or common stock of the Company, at the Company’s option.
     Holders of Series B and Series C Preferred Stock have no voting rights except on amendments to the Company’s Articles of Incorporation to change the authorized shares, or par value, or to alter or change the powers or preferences of their respective preferred stock issues.
     As discussed in Note 10, in December 2006, the Company retired certain debt from the Ardinger Family Partnership, Ltd. in exchange for 80,000 shares of ViewCast’s Series E Convertible Redeemable Preferred Stock with each share having a stated value of $100 with voting rights on an “as converted’ basis with the common stock and accrues no dividends.
     At December 31, 2005 and 2006, the Company had a consolidated stockholders’ deficit of $9,036,019 and $1,519,142 respectively, and in accordance with Delaware law, was precluded from paying dividends on its outstanding Series B and Series C Convertible Preferred Stock. As a result, no preferred stock dividends were declared or paid during 2005 and 2006. The Series B and Series C Preferred Stock issues carry cumulative dividends of 8% and 9% per year, respectively, and are generally payable semi-annually in arrears in cash or

ViewCast.com, Inc.
Notes to the Consolidated Financial Statements — Continued
common stock of the Company, at the Company’s option. Cumulative dividends on Series B, and Series C preferred shares in arrears at December 31, 2005 are $2,558,328 and $719,848, respectively; and at December 31, 2006 are $3,196,579 and $900,840, respectively.
     Common Stock
     During 2005, the Company received $10,515 in proceeds from the sale of 45,056 shares of common stock to employees under the terms of the Company’s Employee Stock Purchase Plan. The employee purchase price was approximately $0.24 per share.
     During 2006, the Company issued 2,862,687 shares of unregistered common stock in exchange for the retirement of debt as discussed in Note 10.
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

ViewCast.com, Inc.
Notes to the Consolidated Financial Statements — Continued
     Following is a summary of stock option activity from January 1, 2005 through December 31, 2006:

	Stock Options
			Weighted-
			Average
	Number	Price Per	Exercise Price
	of Shares	Share	Per Share

Outstanding at January 1, 2005	2,819,166	$0.20-$9.00	$2.45

Granted	578,000	0.22 - 0.41	0.28
Exercised	—
Canceled/forfeited	(272,524)	0.20 - 6.59	2.19

Outstanding at December 31, 2005	3,124,642	$0.20-$9.00	$2.07

Granted	155,000	0.20 - 0.39	0.23
Exercised	—
Canceled/forfeited	(745,042)	0.20 - 5.50	1.25

Outstanding at December 31, 2006	2,534,600	$0.20-$9.00	$2.20

     The weighted-average grant-date fair value of options granted was $0.22 and $0.23 for the years ended December 31, 2005 and 2006, respectively.
     The following information applies to options outstanding at December 31, 2006:

		Weighted-
		Average	Weighted-		Weighted-
Range of	Outstanding at	Remaining	Average	Exercisable at	Average
Exercise	December 31,	Contractual	Exercise	December 31,	Exercise
Prices	2006	Life	Price	2006	Price

$0.01 - 1.00	1,173,250	6.8	$0.38	1,010,750	$0.40
1.01 - 2.00	576,850	4.1	1.15	576,850	1.15
2.01 - 3.00	120,000	2.8	2.53	120,000	2.53
3.01 - 4.00	67,500	1.9	3.50	67,500	3.50
4.01 - 5.00	52,500	1.2	4.32	52,500	4.32
5.01 - 6.00	117,500	2.9	5.50	117,500	5.50
6.01 - 7.00	2,000	2.3	7.00	2,000	7.00
7.01 - 8.00	410,000	2.7	7.10	260,000	7.10
8.01 - 9.00	15,000	0.0	9.00	15,000	9.00

	2,534,600	4.9	$2.20	2,222,100	$2.02

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
     Under the new 2005 plan, each ESPP offering is for a period of six months ending March 31 and September 30 of each year. Eligible employees may participate in the ESPP by authorizing payroll deductions during an offering period within a percentage range determined by the Board of Directors. Initially, the amount of authorized payroll deductions is not more than ten percent of an employee’s cash compensation during an offering period, and not more

ViewCast.com, Inc.
Notes to the Consolidated Financial Statements — Continued
than $25,000 per year. Amounts withheld from payroll are applied at the end of each offering period to purchase shares of Common Stock. Participants may withdraw their contributions at any time before stock is purchased, and in the event of withdrawal such contributions will be returned to participants. The purchase price of the Common Stock is equal to ninety-five percent (95%) of the market price of Common Stock at the end of each offering period (the “Exercise Date”). The Purchase Price may be changed by the Board or its committee but in any case shall never be lower than 85% to the fair market value of a share of Common Stock on the Exercise Date. ViewCast pays all expenses incurred in connection with the implementation and administration of the ESPP. There were no ESPP activities in 2006.
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
     Following is a summary of warrant activity from January 1, 2005 through December 31, 2006:

	Warrants
			Weighted-
	Number	Exercise	Average
	of Warrants	Price	Exercise Price

Outstanding and exercisable at January 2005	4,572,982	$0.45-5.00	$1.00

Granted	—	—	—
Exercised	—	—	—
Cancelled	(89,000)	5.00	5.00

Outstanding and exercisable at December 2005	4,483,982	$0.28-1.00	$0.31

Granted	2,500,000	0.48	0.48
Exercised	—	—	—
Cancelled	—	—	—

Outstanding and exercisable at December 2006	6,983,982	$0.28-1.00	$0.37

     At December 31, 2006, the Company had outstanding 2,616,348 redeemable common stock public warrants that were issued in connection with the Company’s initial public offering, as well as 1,183,332 redeemable private warrants, with terms similar to the public warrants, that were issued in connection with the early exercise of private warrants during 1998. When initially issued, each redeemable warrant entitled the holder to purchase one share of common stock at $4.50, subject to adjustment under certain circumstances. At various times since 1998, the Company has reduced the exercise price of the warrants from $4.50 to $1.00.
     On January 20, 2006, the Company extended the expiration date of its public and public equivalent common stock purchase warrants from the prior expiration date of February 3, 2006 to February 3, 2007. Additionally, ViewCast decreased the exercise price of these warrants to $0.275 per share from $1.00 per share beginning on March 1, 2006, until the warrant expiration date.
     On December 11, 2006, the Company issued the Ardinger Family Partnership, Ltd a seven year warrant to purchase up to 2,500,000 shares of Common Stock at an exercise price of $0.48 per share in conjunction with the Ardinger debt conversion (See Note 10).

ViewCast.com, Inc.
Notes to the Consolidated Financial Statements — Continued
     At December 31, 2005 and 2006, the Company also had outstanding 684,302 non-redeemable private warrants with exercise prices ranging from $0.45 to $1.00 per share and with varying expiration dates through April 2007.
13. Employee Benefit Plan
     Effective March 1, 1997, the Company adopted a profit sharing plan pursuant to Section 401(k) of the Internal Revenue Code whereby participants may elect to contribute up to sixty percent (60%) of their compensation subject to statutory limitations. The plan provides for discretionary matching and profit sharing contributions by the Company. All employees are eligible to participate in the plan provided they meet minimum age requirement of eighteen. For the years ended December 31, 2005 and 2006, the Company made no matching or profit sharing contributions to this plan.
14. Commitments and Contingencies
     The Company leases various offices and manufacturing space at various locations under non-cancelable operating leases extending through 2012. The Company also leases certain office and computer equipment under non-cancelable operating leases. Future minimum operating lease payments with initial or remaining terms of one year or more are as follows:

Operating
Leases
Year ended December 31:
2007	$331,333
2008	331,333
2009	331,333
2010	331,333
2011	181,701
2012	8,907

Total minimum lease payments	$1,515,940

     Rent expense was $310,789 and $296,790 for the years ended December 31, 2005 and 2006, respectively.
15. Related Party Transactions
     Since October 1998, the Company has maintained a working capital line of credit facility with a partnership controlled by one of its principal stockholders and prior Chairman of the Board of the Company, H. T. Ardinger, Jr. Prior to October 15, 2003, availability of funds under the facility was subject to certain borrowing base limitations based principally on qualifying accounts receivable and inventory. Effective October 15, 2003, terms and conditions of this note were amended to eliminate the borrowing base restrictions, establish a long-term payout for a majority of the note principal and accrued interest, and significantly reduce the per annum interest rate to the lesser of prime plus 3.0% or 9.5% from 12% (See Notes 7 and 8).
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

ViewCast.com, Inc.
Notes to the Consolidated Financial Statements — Continued
     On December 11, 2006, H. T. Ardinger and the Ardinger Family Partnership, Ltd. agreed to the conversion of $9,259,582 outstanding debt. The terms of the conversion called for the issuance of 80,000 shares of unregistered convertible preferred stock, with each share having a stated value of $100.00 with voting rights on an “as converted” basis with the common stock, and the issuance of 2,862,687 shares of unregistered common stock. In addition, a seven year warrant was issued to purchase up to 2,500,000 shares of common stock at an exercise price of $0.48 per share. The preferred stock provides for a conversion option to common stock at $0.60 per share of ViewCast common stock with an early conversion discount of 15% during the first twenty-four months. The Company and Ardinger also entered into a registration rights agreement.
     In addition, the parties entered into an amended and restated loan and security agreement for the remaining $1,250,000 primary principal and $3,891,361 of accrued interest or secondary principal which shall be due December 31, 2009 subject to certain earlier payment conditions. The primary principal amount will bear interest per annum equal to the prime rate plus 1.0% (8.25% as of December 31, 2006) provided, however, that this rate shall not exceed 9.5% prior to December 31, 2007. Interest on unpaid accrued interest amount shall accrue based on the effective Applicable Federal Rate (4.73% as of December 31, 2006) and shall be paid in full on the maturity date. The new notes are secured by all the existing liens securing any of the prior outstanding debt. No interest was paid to the partnership during 2005 and $6,634 was paid in 2006.
16. Subsequent Events
     Subsequent to December 31, 2006, and on or before the effective expiration date during February 2007, the Company received $972,018 in proceeds from the exercise of 3,534,610 of its outstanding public and public equivalent common stock purchase warrants resulting in the issuance of the same amount of common stock. The remaining 265,070 public warrants expired.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     On December 13, 2006, upon approval of its Audit Committee, ViewCast.com, Inc. (the “Company”) dismissed Grant Thornton LLP (“Grant Thornton”) as the Company’s independent registered public accounting firm effective as of December 13, 2006. Grant Thornton’s reports on the Company’s consolidated financial statements as of December 31, 2005 and 2004, contained an opinion regarding the substantial doubt about the ability of the Company to continue as a going concern. Grant Thornton’s reports on the Company’s consolidated financial statements as of December 31, 2005 and 2004 did not contain any other adverse opinion or a disclaimer of opinion and were not otherwise qualified or modified as to uncertainty, audit scope or accounting principles. During the fiscal years ended December 31, 2005 and 2004, and through December 13, 2006, there were no disagreements with Grant Thornton on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to Grant Thornton’s satisfaction, would have caused Grant Thornton to make reference thereto in its reports on the financial statements for such years. During the fiscal years ended December 31, 2005 and 2004, and through December 13, 2006, there have been no “reportable events” as defined in Item 304(a)(1)(iv) of Regulation S-B, except for the following material weaknesses:
For the three months ended March 31, 2005 and the six months ended June 30, 2005, Grant Thornton advised the Audit Committee of the Company of internal control deficiencies relating to (i) insufficient resources to perform an appropriate review and supervision of the preparation of accounting records; (ii) insufficient records to complete the preparation of the financial statements on a timely basis; (iii) insufficient resources to support sufficient preparation and independent auditor review of the consolidated financial statements; and (iv) insufficient resources to oversee the preparation of the consolidated financial statements. These internal control weaknesses also constituted material weaknesses in our disclosure controls. Due to these material weaknesses, during and after the quarter ending March 31, 2005, the Company took corrective actions to address the material weaknesses.
     None of the events disclosed above led to a disagreement or difference of opinion between Grant Thornton and the Company. Grant Thornton has been authorized to fully respond to any inquiries of the Company’s future independent registered public accounting firm concerning such material weaknesses. Grant Thornton has furnished a letter addressed to the Securities and Exchange Commission stating that it agrees with the above statements. The letter was filed as exhibit 16.1 to From 8-K filed December 15, 2006.
     On December 13, 2006, the Company’s Audit Committee engaged KBA Group LLP as the Company’s new independent registered public accounting firm. During the Company’s two most recent fiscal years ended December 31, 2005 and 2004, and through December 13, 2006, the Company did not consult with KBA Group LLP regarding any of the matters or events set forth in Item 304(a)(2)(i) and Item 304(a)(2)(ii) of Regulation S-B. There have been no disagreements concerning any matter of accounting principle or financial statement disclosure between the Company and its independent registered public accounting firm, KBA Group LLP.
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
Item 8B. Other Information
     None.

PART III
Item 9. Directors, Executive Officers, Promoters, Control Persons, and Corporate Governance; Compliance with Section 16(a) of the Exchange Act
     The information required by this item is incorporated by reference to the Company’s Proxy Statement for the 2007 Annual Meeting of Shareholders (the “Proxy Statement”).
Item 10. Executive Compensation
     The information required by this item is incorporated by reference to the Proxy Statement.
Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     The information required by this item is incorporated by reference to the Proxy Statement.
          Equity Compensation Plan Information
          The following table sets forth certain information as of December 31, 2006 concerning outstanding awards and securities available for future issuance pursuant to ViewCast’s equity compensation plans.

	Number of securities to be		Number of securities remaining
	issued upon exercise of	Weighted-average exercise	available for future issuance under
	outstanding options,	price of outstanding options,	equity compensation plans (excluding
Plan category	warrants and rights	warrants and rights	securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,534,600	$2.20	3,438,794
Equity compensation plans not approved by security holders	—	—	—
Total	2,534,600	$2.20	3,438,794
Item 12. Certain Relationships and Related Transactions and Director Independence
     The information required by this item is incorporated by reference to the Proxy Statement.

Item 13. Exhibits, Financial Statement Schedules and Reports on Form 8-K
(a)	The following consolidated financial statements required by this item are included in Part II Item 8 of this report:

(b) Listing of Exhibits:
EXHIBIT INDEX

Exhibit
Page
No.	Description of Exhibit

2	Agreement and Plan of Merger and Reorganization (1)

3(a)	Certificate of Incorporation (1)

3(b)	Amendment to Certificate of Incorporation (1)

3(c)	Restated By-Laws (6)

3(d)	Certificate of Designations of Series B Convertible Preferred Stock (3)

3(e)	Certificate of Designations of Series C Convertible Preferred Stock (9)

3.1	Certificate of Designation of Series D Redeemable Convertible Preferred Stock of ViewCast.com, Inc. dated as of October 10, 2002. (12)

3.2	Certificate of Designation of Series E Convertible Redeemable Preferred Stock (26)

4(a)	Form of Common Stock Certificate (1)

4(b)	Form of Warrant Certificate (1)

4(c)	Form of Warrant Agreement between ViewCast and Continental Stock Transfer & Trust Company (1)

4(d)	Form of Representative’s Warrant Agreement (1)

4(e)	Form of Trust Indenture — $5,000,000 8% Senior Convertible Notes Due 2002 (2)

4(f)	Form of Lead Managers Warrant Agreement (2)

4(g)	Notice of Extension of Warrant Expiration Date and Exercise Price Adjustment (8)

4(h)	Warrant Issued to Ardinger Family Partnership, Ltd. (26)

5(a)	Form of Opinion of Thacher Proffit & Wood LLP as to the legality of securities being registered. (5)

9(a)	Voting Trust Agreement between Robert M. Sterling, Jr. and Thomas E. Brown (1)

9(b)	Voting Trust Agreement between Robert P. Bernardi and Richard Bernardi (1)

9(c)	Form of Lock-Up Agreement (1)

9(d)	Lock-Up Agreement with Robert Sterling Trust (1)

9(e)	Lock-Up Agreement with Robert Bernardi Trust (1)

9(f)	Lock-Up Agreement with Michael Nissenbaum (1)

10(a)	Modified Employment Agreement between ViewCast and Glenn A. Norem (1)

10(b)	Modified Consulting Agreement between ViewCast and Sterling Capital Group Inc. (1)

10(c)	Form of Indemnification Agreement between ViewCast and Executive Officers and Directors (1)

10(d)	1995 Stock Option Plan (1)

10(e)	1994 Stock Option Plan (1)

10(f)	1993 Viewpoint Stock Plan (1)

l0(g)	1995 Director Option Plan (1)

10(h)	Lease Agreement between ViewCast and Metro Squared, L P(1)

10(i)	Employee Stock Purchase Plan (1)

l0(j)	Licensing Agreement between ViewCast and Boca Research, Inc. (1)

10(k)	Agreement between ViewCast and Unisys™ (1)

10(n)	Employment Agreement between ViewCast and David T. Stoner (1)

10(r)	Lease between ViewCast and Burlingame Home Office, Inc. (1)

10(s)	Lease between ViewCast and Family Funds Partnership (1)

Exhibit
Page
No.	Description of Exhibit

10(t)	Agreement between ViewCast and Catalyst Financial Corporation (1)

10(u)	Promissory Note by ViewCast payable to Robert Rubin dated September 5, 1996. (1)

10(v)	Promissory Note by ViewCast payable to M. Douglas Adkins dated November 15, 1996. (1)

10(w)	Promissory Note by ViewCast payable to H.T. Ardinger dated November 15, 1996. (1)

10(x)	Promissory Note by ViewCast payable to H.T. Ardinger dated January 15, 1997. (1)

10(y)	Promissory Note by ViewCast payable to Adkins Family Partnership, Ltd. dated January 15, 1997. (1)

10(z)	Lease between ViewCast and the Air Force Association. (2)

10(aa)	Lease between ViewCast and Airport Boulevard Partners, LLC. (2)

10(bb)	Stock Purchase Agreement between ViewCast and Tadeo Holdings, Inc. (4)

10(cc)	Working Capital Line of Credit Loan Agreement between ViewCast and the Ardinger Family Partnership, Ltd. (4)

10(dd)	Employee Stock Option Plan Amendment No.1 (7)

10(ee)	Sublease Agreement between ViewCast and Host Communications, Inc. (9)

10(ff)	Employee Stock Option Plan Amendment No. 2 (10)

10(gg)	Letter Agreement dated May 6, 2002 between ViewCast and the Ardinger Family Partnership, Ltd. to exchange available-for-sale securities for a principal reduction in asset based lending line-of-credit (11)

10.1	Asset Purchase Agreement among Delta Computec Inc., NQL Inc. and ViewCast.com, Inc. dated as of May 31, 2002. (12)

10.2	Registration Rights Agreement by and among ViewCast.com, Inc. and Delta Computec Inc. dated as of October 11, 2002. (12)

10.3	Non-Competition Agreement by and among Delta Computec Inc., NQL Inc. and ViewCast.com, Inc. dated as of October 11, 2002 (12)

10.4	Escrow Agreement by and among ViewCast.com, Inc., Delta Computec Inc. and The Bank of New York Trust Company of Florida, N.A. dated as of October 11, 2002. (12)

10.5	Revolving Loan Agreement between MMAC Communications Corp. and Keltic Financial Partners, LP dated as of October 11, 2002. (12)

10.6	Guaranty of Payment and Performance from ViewCast.com, Inc. to Keltic Financial Partners, LP dated as of October 11, 2002. (12)

10.7	Subordination Agreement by and among Keltic Financial Partners, LP, MMAC Communication Corp. and ViewCast.com, Inc. dated as of October 11, 2002. (12)

10.8	General Security Agreement by and between MMAC Communications Corp. and Keltic Financial Partners, LP dated as of October 11, 2002. (12)

10.9	Revolving Note by MMAC Communications Corp. in favor of Keltic Financial Partners, LP dated as of October 11, 2002. (12)

10.10	Lease by and between Forsgate Industrial Complex and Delta Computec Inc. dated as of July 23, 1991. (12)

10.11	Second Amendment to Lease by and between Forsgate Industrial Complex and Delta Computec Inc. dated as of March 29, 2001. (12)

10.12	Sublease Agreement by and between Delta Computec Inc. and Ameriban Inc. dated as of December 31, 1997. (12)

10.13	Third Amendment to Sublease Agreement and Renewal of Sublease by and between Delta Computec Inc. and Ameriban, Inc. dated as of January 3, 2001. (12)

10.14	Employment Agreement by and between ViewCast Corporation and John DeVito dated as of August 6, 2002. (12)

10.15	Form of Amended and Restated Security Agreement dated October 15, 2003 between ViewCast.com, Inc. and the Ardinger Family Partnership, LTD. (13)

Exhibit
Page
No.	Description of Exhibit

10.16	Form of Amended and Restated Pledge Agreement dated October 15, 2003 between ViewCast.com, Inc. and the Ardinger Family Partnership, LTD. (13)

10.17	Form of First Amendment to the Revolving Loan Agreement dated October 11, 2003 between Delta Computec Inc. and Keltic Financial Partners, LP. (13)

10.18	1995 Director Option Plan Amendment No. 2 (15)

10.19	Second Amendment dated as of October 10, 2004 to Revolving Loan Agreement between MMAC Communications Corp. and Keltic Financial Partners, LP dated as of October 11, 2002. (12)

10.20	Third Amendment dated as of December 10, 2004 to Revolving Loan Agreement between MMAC Communications Corp. and Keltic Financial Partners, LP dated as of October 11, 2002. (16)

10.21	Fourth Amendment dated as of January 10, 2005 to Revolving Loan Agreement between MMAC Communications Corp. and Keltic Financial Partners, LP dated as of October 11, 2002. (16)

10.22	Fifth Amendment dated as of February 15, 2005 to Revolving Loan Agreement between MMAC Communications Corp. and Keltic Financial Partners, LP dated as of October 11, 2002. (16)

10.23	Notice of Lower Temporary Conversion Price dated March 21, 2005. (17)

10.24	Letter Agreement Amending Revolving and Term Credit Facility dated March 22, 2005. (17)

10.25	Sixth Amendment, dated as if April 15, 2005, to Revolving Loan Agreement Between MMAC Communications Corp. and Keltic Financial Partners, LP dated as of October 11, 2002. (18)

10.26	Seventh Amendment, dated as if July 15, 2005, to Revolving Loan Agreement Between MMAC Communications Corp. and Keltic Financial Partners, LP dated as of October 11, 2002. (19)

10.27	Letter Agreement Amending Revolving and Term Credit Facility dated July 22, 2005. (20)

10.28	Eighth Amendment, dated as if October 11, 2005, to Revolving Loan Agreement Between MMAC Communications Corp. and Keltic Financial Partners, LP dated as of October 11, 2002. (21)

10.29	Letter Agreement dated November 18, 2005 Releasing John DeVito from obligations relating to DeVito’s confidentiality, non-competition and non-solicitation obligations contained in the Employment Agreement dated as of August 6, 2002 by and between ViewCast and John DeVito. (22)

10.30	Office Lease Agreement between ViewCast and TR Plano Parkway Partners, L.P. (23)

10.31	Letter Agreement Amending Revolving and Term Credit Facility dated March 20, 2006. (24)

10.32	Office Lease Agreement between ViewCast and Valwood Centreport, LP (25)

10.33	Registration Rights Agreement by and among ViewCast and Ardinger Family Partnership, Ltd. Dated as of December 11, 2006 (26)

10.34	Second Amended Loan and Security Agreement dated as of December 11, 2006 (26)

10.35	Exchange Agreement dated as of December 11, 2006 by and among ViewCast, Osprey Technologies, Inc. and Videoware, Inc. and Ardinger Family Partnership, Ltd. (26)

14.1	Code of Ethics (14)

21	List of Subsidiaries of ViewCast. (1)

23.1	Consent of KBA Group LLP*

23.2	Consent of Grant Thornton LLP*

31.1	Rule 13a-14(a)/15d-14(a) Certifications*

32.1	Statement 1350 Certifications*

*	Filed herewith.

(1)	Incorporated by reference to the Registration Statement on Form SB-2 and all amendments thereto as declared effective on February 4, 1997.

(2)	Incorporated by reference to Form 10-KSB/A filed April 15, 1998.

(3)	Incorporated by reference to Form 8-K filed March 15, 1999.

(4)	Incorporated by reference to Form 10-KSB filed March 26, 1999.

(5)	Incorporated by reference to Form S-3 filed May 6, 1999.

(6)	Incorporated by reference to Form S-3 filed June 30, 2000.

(7)	Incorporated by reference to Form S-8 POS filed October 16, 2000.

(8)	Incorporated by reference to Form 8-K filed January 23, 2002.

(9)	Incorporated by reference to Form 10-K filed April 16, 2002.

(10)	Incorporated by reference to Form 8-K filed May 7, 2002.

(11)	Incorporated by reference to Form 10-Q filed May 20, 2002.

(12)	Incorporated by reference to Form 8-K filed October 25, 2002.

(13)	Incorporated by reference to Form 10-Q filed November 14, 2003.

(14)	Incorporated by reference to Form 10-KSB filed on March 30,2004.

(15)	Incorporated by reference to Form S-8 filed September 17, 2004.

(16)	Incorporated by reference to Form 8-K filed March 25, 2005.

(17)	Incorporated by reference to Form 8-K filed March 25, 2005.

(18)	Incorporated by reference to Form 8-K filed April 21, 2005.

(19)	Incorporated by reference to Form 8-K filed July 18, 2005.

(20)	Incorporated by reference to Form 8-K filed July 27, 2005.

(21)	Incorporated by reference to Form 8-K filed October 17, 2005.

(22)	Incorporated by reference to Form 8-K filed November 23, 2005.

(23)	Incorporated by reference to Form 8-K filed January 17, 2005.

(24)	Incorporated by reference to Form 8-K filed March 22, 2006.

(25)	Incorporated by reference to Form 8-K filed November 2, 2006.

(26)	Incorporated by reference to Form 8-K filed December 15, 2006.
Item 14. Principal Accountant Fees and Services
     The information required by this item is incorporated by reference to the Proxy Statement.

SIGNATURES
     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date	ViewCast.com, Inc.

April 2, 2007	By:	/s/ Laurie L. Latham
Laurie L. Latham
Chief Financial Officer and Senior Vice President of Finance and Administration
     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date	ViewCast.Com, Inc.

April 2, 2007	By:	/s/ George C. Platt
George C. Platt
Director and Chief Executive Officer Principal Executive Officer

April 2, 2007	By:	/s/ Laurie L. Latham
Laurie L. Latham
Chief Financial Officer and Senior Vice President of Finance and Administration Principal Accounting Officer

April 2, 2007	By:	/s/ Joseph W. Autem
Joseph W. Autem
Director

April 2, 2007	By:	/s/ Sherel D. Horsley
Sherel D. Horsley
Director

April 2, 2007	By:	/s/ John W. Slocum, Jr.
John W. Slocum, Jr.
Director

EXHIBIT INDEX FOR DOCUMENTS FILED WITH THIS REPORT

Exhibit
No.	Description of Exhibit

23.1	Consent of KBA Group LLP

23.2	Consent of Grant Thornton LLP

31.1	Rule 13a-14(a)/15d-14(a) Certifications

32.1	Section 1350 Certifications