Form 10KSB/A
period 2006-12-31
VIEWCAST COM INC
filed 2007-04-30
CIK 921313

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
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB ☑.
Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑.

State issuer’s revenues for its most recent fiscal year.	$13,981,096

The aggregate market value of the voting and non-voting common stock held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of April 15, 2007 was $9,272,709.
As of April 15, 2007, there were 32,045,256 shares of the Company’s common stock (par value $0.0001) outstanding.
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

	Common Stock		Public Warrants
Fiscal 2005	High	Low	High	Low
1st Quarter	$0.44	$0.22	$0.10	$0.06
2nd Quarter	0.42	0.22	0.08	0.08
3rd Quarter	0.36	0.26	0.19	0.06
4th Quarter	0.34	0.20	0.09	0.06

	Common Stock		Public Warrants
Fiscal 2006	High	Low	High	Low
1st Quarter	$0.27	$0.18	$0.10	$0.10
2nd Quarter	0.24	0.15	0.14	0.06
3rd Quarter	0.23	0.13	0.10	0.03
4th Quarter	0.58	0.13	0.15	0.07
     On April 15, 2007, the last reported sales price for the common stock as reported on the OTC-BB was $0.44. As of April 15, 2007, there were approximately 217 holders of record for the common stock.
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
     Net Loss. Net loss for the year ended December 31, 2006 was $1,751,089, a decrease of 42.7% over the $3,056,266 loss reported in the comparable period in 2005. The overall decrease in the net loss was due to increased sales and gross profit, decreased development expenses, decrease in debt conversion expense related to the conversion of redeemable, convertible preferred stock in 2005 and decrease in net loss from the discontinued operations, partially offset by increased selling general and administrative expenses.

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
     On December 11, 2006, H. T. Ardinger, former chairman of the board and a principal shareholder of the Company, and the Ardinger Family Partnership, Ltd. agreed to the conversion of $9,259,582 outstanding debt. The terms of the conversion called for a combination of the issuance of 80,000 shares of unregistered convertible preferred stock with each share having a stated value of $100.00 with voting rights on an “as converted” basis with the common stock and the issuance of 2,862,687 shares of unregistered common stock. In conjunction, a seven year warrant was issued to purchase up to 2,500,000 share of Common Stock at an exercise price of $0.48 per share. The preferred stock provides for a conversion option to common stock at $0.60 per share of ViewCast common stock with an early conversion discount of 15% during the first twenty-four months. ViewCast and Ardinger also entered into a registration rights agreement

     At December 31, 2006, ViewCast had 3,833,012 public and public equivalent warrants and 122,500 representative warrants outstanding and exercisable at $1.00. On January 20, 2006, ViewCast extended the expiration date of its public and public equivalent common stock purchase warrants from the prior expiration date of February 3, 2006 to February 3, 2007. Additionally, ViewCast decreased the exercise price of these warrants to $0.275 per share from $1.00 per share beginning on March 1, 2006, until the warrant expiration date. On February 9, 2006 ViewCast announced the exercise over 90 percent of the company’s outstanding public and public equivalent common stock purchase warrants that were set to expire effective February 5, 2007. In return for exercising the warrants at $0.275 per share or $972,018 in total, ViewCast will issue 3,534,610 shares of its common stock. The remaining public warrants expired on the effective date.
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

/s/ GRANT THORNTON LLP

Dallas, Texas
March 28, 2006

VIEWCAST.COM, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2005	2006
ASSETS
Current assets:
Cash and cash equivalents	$1,447,873	$567,509
Accounts receivable, less allowance for doubtful accounts of $13,171 and $30,756 at December 31, 2005 and 2006 respectively	1,304,776	2,084,723
Inventories, net	2,011,491	2,155,212
Prepaid expenses	73,074	148,039

Total current assets	4,837,214	4,955,483

Property and equipment, net	284,828	446,758
Intangible assets, net	122,931	177,737
Deposits	29,326	59,107

Total assets	$5,274,299	$5,639,085

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$582,263	$982,472
Accrued expenses	1,243,377	1,020,535
Stockholder line of credit	3,350,000	—
Current maturities of long-term debt	142,389	2,807

Total current liabilities	5,318,029	2,005,814

Long-term debt less current maturities	3,298	491
Stockholder note payable	6,775,230	5,141,361
Stockholder accrued interest	2,213,761	10,561

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, $0.0001 par value, authorized 5,000,000 shares:
Series B convertible — issued and outstanding shares - 800,000	80	80
Series C convertible — issued and outstanding shares - 200,000	20	20
Series E convertible — issued and outstanding shares - 80,000 at December 31, 2006	—	8
Common stock, $.0001 par value, authorized 100,000,000 shares:
Issued shares - 25,889,456 and 28,752,143 at December 31, 2005 and 2006, respectively	2,589	2,875
Additional paid-in capital	59,718,393	68,986,065
Accumulated deficit	(68,745,195)	(70,496,284)
Treasury stock, 261,497 shares at cost	(11,906)	(11,906)

Total stockholders’ deficit	(9,036,019)	(1,519,142)

Total liabilities and stockholders’ deficit	$5,274,299	$5,639,085

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
     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting periods. Pro forma information for the year ended December 31, 2005 is as follows:

2005
Net loss applicable to common stockholders:
As reported	$(3,875,509)
Deduct total stock-based compensation under fair value based method for all awards	(569,478)

Pro forma	$(4,444,987)

Net loss per share — basic and diluted:
As reported	$(0.16)

Pro forma	$(0.18)

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

10. Conversion of Ardinger Debt to Equity
     On December 11, 2006, H. T. Ardinger, former chairman of the board and a principal shareholder of the Company, and the Ardinger Family Partnership, Ltd. agreed to the conversion of $9,259,582 of outstanding debt into equity. The terms of the conversion called for a combination of the issuance of 80,000 shares of unregistered convertible Series E preferred stock with each share having a stated value of $100.00 with voting rights on an “as converted” basis with the common stock and the issuance of 2,862,687 shares of unregistered common stock. In addition, a seven year warrant was issued to purchases up to 2,500,000 shares of common stock at an exercise price of $0.48 per share. The preferred stock provides for a conversion option to common stock at $0.60 per share of ViewCast common stock with an early conversion discount of 15% during the first twenty-four months. The Company and Ardinger also entered into a registration rights agreement. As H.T. Ardinger and the Ardinger Family Partnership are principal shareholders of the Company at the time of the transaction, the $9,259,582 of debt converted in exchange for the common stock, Series E preferred stock and common stock warrants was recorded as a direct increase to equity. Additionally, the fair market value of the equity issued approximated the carrying value of the debt retired based on management’s estimates.

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

ViewCast.com, Inc.
Notes to the Consolidated Financial Statements — Continued
     Following is a summary of stock option activity from January 1, 2005 through December 31, 2006:

	Stock Options
			Weighted-
			Average
	Number	Price Per	Exercise Price
	of Shares	Share	Per Share

Outstanding at January 1, 2005	2,819,166	$0.20 - $9.00	$2.45

Granted	578,000	0.22 - 0.41	0.28
Exercised	—
Canceled/forfeited	(272,524)	0.20 - 6.59	2.19

Outstanding at December 31, 2005	3,124,642	$0.20 - $9.00	$2.07

Granted	155,000	0.20 - 0.39	0.23
Exercised	—
Canceled/forfeited	(745,042)	0.20 - 5.50	1.25

Outstanding at December 31, 2006	2,534,600	$0.20 - $9.00	$2.20

     The weighted-average grant-date fair value of options granted was $0.22 and $0.23 for the years ended December 31, 2005 and 2006, respectively.
     The following information applies to options outstanding at December 31, 2006:

		Weighted-
		Average	Weighted-		Weighted-
Range of	Outstanding at	Remaining	Average	Exercisable at	Average
Exercise	December 31,	Contractual	Exercise	December 31,	Exercise
Prices	2006	Life	Price	2006	Price

$0.01 - 1.00	1,173,250	6.8	$0.38	1,010,750	$0.40
1.01 - 2.00	576,850	4.1	1.15	576,850	1.15
2.01 - 3.00	120,000	2.8	2.53	120,000	2.53
3.01 - 4.00	67,500	1.9	3.50	67,500	3.50
4.01 - 5.00	52,500	1.2	4.32	52,500	4.32
5.01 - 6.00	117,500	2.9	5.50	117,500	5.50
6.01 - 7.00	2,000	2.3	7.00	2,000	7.00
7.01 - 8.00	410,000	2.7	7.10	260,000	7.10
8.01 - 9.00	15,000	0.0	9.00	15,000	9.00

	2,534,600	4.9	$2.20	2,222,100	$2.02

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
     Following is a summary of warrant activity from January 1, 2005 through December 31, 2006:

	Warrants
			Weighted-
	Number	Exercise	Average
	of Warrants	Price	Exercise Price

Outstanding and exercisable at January 2005	4,572,982	$0.45 - 5.00	$1.00

Granted	—	—	—
Exercised	—	—	—
Cancelled	(89,000)	5.00	5.00

Outstanding and exercisable at December 2005	4,483,982	$0.28 - 1.00	$0.31

Granted	2,500,000	0.48	0.48
Exercised	—	—	—
Cancelled	—	—	—

Outstanding and exercisable at December 2006	6,983,982	$0.28 - 1.00	$0.37

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

Item 8B. Other Information
     The Compensation Committee of the Board of Directors approved of employment agreements effective March 1, 2007 for Mr. Stoner, the President and COO, and for Laurie L. Latham, the CFO and Senior Vice-President of Finance and Administration. The employment agreements are in effect through August 2008 and are renewed annually with ongoing automatic one-year renewals unless one of the parties elects in advance not to renew the agreement. The employment agreements provide (i) for annual base compensation of $183,000 for Mr. Stoner and $171,000 for Ms. Latham; (ii) for incentive compensation, at our Board of Directors’ discretion, in an amount up to thirty (30) % of base salary at 100% achievement, increasing in a linear fashion for performance in excess of 100%, with no limit, based fifty (50) % on meeting profitability goals and fifty (50) % on meeting revenue growth targets and such other criteria as determined by the Board of Directors, and (iii) for an eighteen (18) month non-compete and non-solicitation period upon termination of employment.
     Under the employment agreements, Mr. Stoner and Ms. Latham will be entitled to (i) the continuation of his salary for twelve months and (ii) the reimbursement for six months of COBRA premiums if employment is terminated by ViewCast without cause or by the employee due to a significant change in the nature and scope of the authority, powers, functions, benefits or duties attached to their position. In the event ViewCast terminates employment following a change in control, Mr. Stoner or Ms. Latham will be entitled to the continuation of salary for twelve months.
A copy of the Agreements and the 2007 Incentive Compensation Plans are filed herewith as Exhibit 10.36, 10.37, 10.38, and10.39.
PART III
Item 9. Directors, Executive Officers, Promoters, Control Persons, and Corporate Governance; Compliance with Section 16(a) of the Exchange Act
     The names of the Directors and certain other information about them as of March 31, 2007 are set forth below. Each holds office until the 2007 Annual Meeting of Shareholders or until his successor is duly elected and qualified.

Name	Age	Director Since	Office Held with Company
George C. Platt	66	1999	Chairman and Chief Executive Officer
Joseph Autem	49	1999	Director
Sherel D. Horsley	64	2006	Director
John W. Slocum, Jr.	66	2006	Director
     George C. Platt has served as Chief Executive Officer and a Director since September 1999 and was elected Chairman of the Board in October 2006. Prior to October 2005, Mr. Platt served as Chief Executive Officer and President of ViewCast. He currently serves as a Director for Intervoice, Inc. From 1991 through 1999, Mr. Platt was employed by Intecom, Inc., a Dallas-based provider of multimedia telecommunications products and services, holding the positions of CEO and President. Prior to his employment with Intecom, Inc., Mr. Platt was with the President of SRX, an entrepreneurial startup company. Before that, he was a Group Vice President (Business Communications Group) at Rolm Corporation through its acquisition by IBM, and prior to Rolm, Xerox employed him for fifteen years, where he attained the position of Operations Manager, Southeast Region. Mr. Platt holds an M.B.A. from the University of Chicago and a B.S. degree from Northwestern University.
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
     Sherel D. Horsley has been a Director since June 2006. He is retired from Texas Instruments (TI) where he had 35 years of service covering a variety of marketing and business development leadership roles, including field marketing assignments. His last position at TI was as Senior Vice President and product manager of Digital Imaging and was responsible for product development, sales, and marketing for all products based on TI’s Digital Light Processing (DLP) Technology. Mr. Horsley was vice chairman of the Electronic Industries Alliance (EIA) and a member of the EIA Board of Governors and Executive Committee. He was also a past board member of the Consumer Electronics Association. During his career, Mr. Horsley received recognition for his work on numerous projects, and led a team that won the prestigious Malcolm Baldrige National Quality Award in 1992. Currently Mr. Horsley is chairman of the board of the University of Illinois Electrical and Computer Engineering Alumni Association.
     John W. Slocum, Jr. has served as a Director since June 2006. Professor Slocum holds the O. Paul Corley Professorship in Organizational Behavior at the Edwin L. Cox School of Business and is co-director of the Corporate Directors’ Institute at Southern Methodist University. Professor Slocum has taught on the faculties of the University of Washington, Ohio State University, Pennsylvania State University, The International University of Japan and Dartmouth. Widely recognized for his contributions to the management profession, he currently serves as co-editor of the Journal of World Business, Organizational Dynamics, and Journal of Leadership and Organizational Studies. He is co-author of 24 books, the latest being Organizational Behavior. Professor Slocum has also served as a management consultant to organizations such as OxyChem, ARAMARK, The Associates First Capital Corp., Celenese, NASA, and Lockheed Martin Corporation among others. Professor Slocum is currently on the board of directors of Kisco Senior Living Communities of Carlsbad, CA and on the board of directors of a number of professional and civic organizations.
     There are no family relationships among the directors, executive officers, or other significant employees of ViewCast.
     Executive Officers
     The following table contains information as of March 31, 2007 as to the executive officers of ViewCast. Each holds the offices to serve until the next regular meeting of the Board of Directors to be held immediately following the 2007 Annual Meeting of Shareholders or until their successors are chosen and qualified by the Board of Directors.

Name	Age	Office Held with Company
George C. Platt	66	Chief Executive Officer

Laurie L. Latham	50	Chief Financial Officer and Senior Vice President of Finance and Administration

David T. Stoner	50	President and Chief Operating Officer

Horace S. Irwin	65	Senior Vice President of Marketing and Business Development

     George C. Platt’s information can be found with the information concerning directors.
     Laurie L. Latham has served as Chief Financial Officer and Senior Vice President of Finance and Administration of ViewCast since December 1999. From 1997 until she joined ViewCast, Ms. Latham served as Senior Vice President and Chief Financial Officer of Perivox Corporation, an interactive communications and direct marketing company. From 1994 through 1997, she was the Vice President of Finance and Administration at Axis Media Corporation. Prior to joining Axis Media Corporation, Ms. Latham had been in public practice with national and regional accounting firms, including KPMG Peat Marwick, and was the Vice President of Finance and Administration for Medialink International Corporation, a food industry technology company located in California. In addition, Ms. Latham’s earlier career experience included roles within the oil and gas, real estate and agricultural industries. Ms. Latham received her B.B.A. from the University of Texas and is a Certified Public Accountant.
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
     Meetings of the Board of Directors and Committees
     The Board of Directors held a total of ten meetings during ViewCast’s fiscal year ended December 31, 2006. Each Director attended in person or telephonically at least 75% of the meetings held by the Board of Directors and all committees thereof for which he served.
     The Board of Directors has established two standing committees: the Audit and Compensation Committees.
     Compensation Committee. The Compensation Committee reviews and approves salaries and bonuses for all officers, administers options outstanding under ViewCast’s stock option plans, provides advice and recommendations to the Board in directors’ compensation and carries out the responsibilities required by the rules of the U.S. Securities and Exchange Commission (the “SEC”). The Compensation Committee believes that its processes and oversight should be directed toward attracting, retaining and motivating employees and non-employee directors to promote and advance the interests and strategic goals of the Company. The Compensation Committee does not have any employee members. As requested by the Compensation Committee, the Chairman and CEO will provide information and may participate in discussion regarding compensation for other executive officers. The Compensation Committee does not utilize outside compensation consultants but considers other general industry information and trends if available. The Board of Directors has not adopted a written charter for the Compensation Committee.
     Directors Autem, Horsley and Slocum serve as the members of the Compensation Committee. All members of the Compensation Committee are independent directors as defined under the NASDAQ Stock Market listing standards. The Compensation Committee met two times in the 2006 fiscal year.

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
     Directors Autem, Horsley and Slocum serve as the members of the Audit Committee. All members of the committee are independent directors as defined under the NASDAQ Stock Market listing standards. The Audit Committee met five times in the 2006 fiscal year.
     The Board of Directors has determined that Mr. Autem qualifies as an “Audit Committee Financial Expert” as that term is defined by applicable SEC rules, and the Board of Directors has designated him as such.
     Nomination of Directors. The Board of Directors currently does not have a standing nominating committee and consequently has no nominating committee charter. The Board of Directors believes that it is appropriate under existing circumstances for the Company not to have a nominating committee because the Board is comprised of only four members, three of whom are independent as defined under the NASDAQ Stock Market listing standards. Currently, each member of the Board of Directors participates in the consideration of director nominees.
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
     Code of Ethics
     The Company has adopted a Corporate Compliance Program Guidelines and Ethics Policy that applies to all employees and officers of the Company and its subsidiaries, including the principal executive officer and principal financial and accounting officer. This policy meets the requirements of a “code of ethics” as defined by Item 406 of Regulation S-B and was filed as Exhibit 14.1 to the Company’s report on Form 10-KSB for the fiscal year ended December 31, 2003, filed with the SEC on March 30, 2004.
     You may obtain a copy of the Code of Conduct and Ethics, free of charge, by sending a request in writing to Cordia Leung at the following address: Cordia Leung, ViewCast,com, Inc., 3701 W Plano Parkway, Suite 300, Plano, TX 75075.
     Shareholder Communications with the Board of Directors. Shareholders may send written communications to our Board of Directors by delivering them to The Board of Directors, Viewcast.com, Inc., at 3701 W Plano Parkway, Suite 300, Plano, TX 75075. All shareholder communications will be forwarded to the Chairman of the Board of Directors or, if addressed to the Audit or Compensation Committee, forwarded to the appropriate committee chairman.
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
     To ViewCast’s knowledge, based solely on review of the copies of such reports furnished to ViewCast, and written representations that no other reports were required during the year ended December 31, 2006, all Section 16(a) filing requirements applicable to ViewCast’s officers, directors and greater than 10% beneficial owners were complied with.
Item 10. Executive Compensation
     Director Compensation
     In May 1995, ViewCast adopted a 1995 Director Option Plan (the “Director Plan”) under which only outside directors were eligible to receive nonstatutory stock options. The Director Plan terminated on April 21, 2005. As amended and approved by shareholder vote during 2002, a total of 500,000 shares of Common Stock were authorized for issuance under the Director Plan. As of March 31, 2007, options to purchase an aggregate of 75,000 shares at exercise prices ranging from $0.26 to $7.14 per share had been granted and were outstanding under the Director Plan.
     The exercise price of each option granted under the Director Plan is equal to the fair market value of the Common Stock on the date of grant. Each share grant vests at the rate of 25% of the option shares upon the first anniversary of the date of grant and one forty-eighth of the options shares per month thereafter, unless terminated sooner upon termination of the optionee’s status as a director or otherwise pursuant to the Director Plan. On December 22, 2005, the Board of Directors of ViewCast approved accelerating the vesting of “out-of-the-money” unvested options previously awarded to employees, officers and directors under ViewCast’s stock option plans with an exercise price greater than $0.30 per share. The numbers of “out-of-the-money” unvested options under the Director Plan that were accelerated in 2005 and were held by directors as of March 31, 2007 are as follows: Joseph Autem – 14,376 options. In the event of a merger of ViewCast with or into another corporation or a consolidation, acquisition of assets or other change in control transaction involving ViewCast, each option becomes exercisable unless assumed or an equivalent option substituted by the successor corporation.
     Directors who are not independent directors currently receive no cash compensation for serving on the Board of Directors other than reimbursement of reasonable expenses incurred in attending meetings.
     On June 20, 2006, the Board of Directors of ViewCast.com, Inc. approved the policy for the compensation of independent directors by compensating such individuals with cash and equity designed to both reward such independent directors for services rendered to the Corporation and to link a portion of their compensation to the performance of the Corporation by means of equity grants as follows:
•	Each independent director of the Corporation shall be paid a cash retainer equal to $500 per month with an additional cash payment for each meeting of the Board of Directors of the Corporation equal to $1,000 if attended in person and $250 if attended by telephone; and

•	Each independent director of the Corporation who has not previously served on the Board of Directors of the Corporation be granted options under the 2005 Stock Incentive Plan, as described below, to acquire 50,000 shares of the Corporation upon the appointment to the Board of Directors with such option grant to vest annually in three equal parts with the first such installment to vest one year from the date of grant; and

•	Each independent director of the Corporation be granted options under the 2005 Stock Incentive Plan to acquire 25,000 shares of the Corporation each year immediately following the date of the Corporation’s annual meeting, provided that such independent director shall have served as a director of the Corporation at least twelve months prior to the date of such grant, with such option grant to vest annually in three equal parts with the first such installment to vest one year from the date of grant.
     The exercise price of each option granted to an independent director under the 2005 Plan is equal to the fair market value of the Common Stock on the date of grant. As of March 31, 2007, options to purchase an aggregate of

125,000 shares at an exercise price ranging from $0.20 to $0.39 per share had been granted to independent directors and were outstanding under the 2005 Plan and no options previously granted have been exercised.
     The following table sets forth information regarding compensation earned by the non-employee directors of ViewCast.com, Inc. during the last fiscal year ending December 31, 2006.

Name	Fees Earned(1) ($)	Option Awards(2) ($)	Total ($)
Joseph Autem	7,000	2,271	9,271
Sherel D. Horsley	8,500	2,355	10,855
John W. Slocum, Jr.	9,000	2,355	11,355

(1)	Includes meeting fees earned during the fiscal year, whether such fees were paid currently or deferred.

(2)	Represents the compensation cost recognized for the fiscal year for options to purchase shares of ViewCast.com, Inc. common stock outstanding to the director, regardless of the year in which granted and calculated in accordance with FAS 123R for financial statement purposes. For more information concerning the assumptions used for these calculations, please refer to the discussion under Note 2 to the audited financial statements.
     Summary Compensation Table
     The table below set forth for 2006 the compensation of each of our named executive officers.
SUMMARY COMPENSATION TABLE

				Non-Equity
				Incentive
Name and Principal positions	Year	Salary(1) ($)	Bonus(1)($)	Plan Compensation(2)($)	Total(3)($)
George Platt, Chairman and CEO	2006	125,000	—	—	125,000
David Stoner, President and COO	2006	183,000	5,000	—	188,000
Laurie Latham, CFO and Sr. VP Finance and Administration	2006	171,000	5,000	—	176,000
Horace Irwin, Sr. VP Sales and Business Development	2006	120,000	—	38,618	158,618

(1)	The figures shown for salary and bonus represent amounts earned for the fiscal year, whether or not actually paid during such year, and include amounts deferred pursuant to non-incentive deferred compensation plans.

(2)	Represent amounts earned for services rendered during the fiscal year under our Sr. VP of Sales and Business Development Incentive Compensation Plan, whether or not actually paid during such fiscal year. Incentive payments calculated based on achievement of 90.68% of the cumulative quota for Osprey sales through May 31, 2006, plus achievement of 89% of the total quota for the fourth quarter.

(3)	The named executive officers participate in certain group life, health, disability insurance and medical reimbursement plans, not disclosed in the Summary Compensation Table, that are generally available to salaries employees and do not discriminate in scope, terms and operation.

Stock Awards and Stock Option Grants Outstanding
     The following tables set forth information regarding stock awards and similar equity compensation outstanding at December 31, 2006, whether granted in 2006 or earlier, including awards that have been transferred other than for value.
OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE

	Option Awards
	Number of	Number of
	Securities	Securities
	Underlying	Underlying
	Unexercised	Unexercised	Option	Option
	Options (#)	Options (#)	Exercise	Expiration
Name	Exercisable	Unexercisable	Price ($)	Date	Vesting Schedule
	250,000		7.0940	09/17/09	Fully vested on December 31, 2006
					16,666 shares of this option shall vest when
					the average closing price of ViewCast
					Common Stock, for a 20 out of 30
					consecutive trading day period, has doubled
					in price from the exercise price; the
					remaining 33,334 shares shall vest in equal
					installments of 1,388 shares per month
George Platt		50,000	7.0940	09/17/09	thereafter.
					16,666 shares of this option shall vest when
					the average closing price of ViewCast Common Stock, for a 20
					out of 30 consecutive trading day period, has doubled
					in price from the exercise price; the
					remaining 33,334 shares shall vest in equal
					installments of 1,388 shares per month
		50,000	7.0940	09/17/09	thereafter.
					All shares vest immediately on the date
					following three consecutive quarters of
					profitability as defined by GAAP
		50,000	7.0940	09/17/09	consistently applied by the Company.
	50,000		2.5000	08/04/10	Fully vested on December 31, 2006
	200,000		1.0940	02/28/11	Fully vested on December 31, 2006
	70,000		0.4850	07/03/12	Fully vested on December 31, 2006
	80,000		0.2850	04/19/15	Fully vested on December 31, 2006
	100,000		5.5005	12/21/09	Fully vested on December 31, 2006
	10,000		2.5000	08/04/10	Fully vested on December 31, 2006
Laurie L. Latham	100,000		1.0940	02/28/11	Fully vested on December 31, 2006
	60,000		0.4850	07/03/12	Fully vested on December 31, 2006
	50,000		0.2850	04/19/15	Fully vested on December 31, 2006
	5,000		2.0625	09/09/08	Fully vested on December 31, 2006
	15,000		5.5005	12/21/09	Fully vested on December 31, 2006
David T. Stoner	10,000		2.5000	08/04/10	Fully vested on December 31, 2006
	100,000		1.0940	02/28/11	Fully vested on December 31, 2006
	60,000		0.4850	07/03/12	Fully vested on December 31, 2006
	50,000		0.2850	04/19/15	Fully vested on December 31, 2006
Horace S. Irwin	45,000		0.3900	07/02/14	Fully vested on December 31, 2006
	20,000		0.2850	04/19/15	Fully vested on December 31, 2006

     2005 Stock Incentive Plan
     In October 2005, the Company adopted the ViewCast 2005 Stock Incentive Plan (the “2005 Plan”), which replaced its expired stock option plans (the 1995 Employee Stock Option Plan and the 1995 Director Stock Option Plan) and become the sole plan for providing equity-based incentive compensation to ViewCast’s employees, non-employee directors and other service providers. Options granted under the expired stock option plans will continue to be subject to the terms of those plans in effect before the effective date of the 2005 Plan. The plan allows for the grant of stock options, restricted stock, restricted stock units, stock appreciation rights, performance awards and other incentive awards to employees, non-employee directors and other service providers of ViewCast and its affiliates who are in a position to make a significant contribution to the success of ViewCast and its affiliates. The purposes of the plan are to attract and retain individuals, further align employee and shareholder interests, and closely link compensation with ViewCast’s performance. The 2005 Plan is administered by the Board of Directors.
     The maximum number of shares available for grant under the 2005 Plan is 3,000,000 shares of Common Stock, plus any shares of Common Stock subject to outstanding awards under ViewCast’s prior stock option plans as of the date the 2005 Plan was approved by ViewCast’s stockholders that later cease to be subject to such awards for any reason other than such awards having been exercised or expired. Such shares shall, as of the date such shares cease to be subject to such awards, cease to be available for grant under the prior stock options plans, but shall be available for issuance under the 2005 Plan. The number of shares available for award under the plan is subject to adjustment for certain corporate changes in accordance with the provisions of the plan.
     The Compensation Committee of the Board of Directors currently administers options outstanding under the 2005 Plan and the Director Plan.
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
     Employment Agreements
     We have entered into an employment agreement with Mr. Platt. His employment agreement was in effect through March 2001 and has been renewed annually through March 2007 with ongoing automatic one-year renewals unless ViewCast or Mr. Platt elects in advance not to renew the agreement. The employment agreement provides (i) for annual base compensation of $240,000; (ii) that he is eligible to receive bonuses if our Board of Directors so elects; (iii) for stock options to purchase 400,000 shares of our common stock pursuant to the 1995 Option Plan(1); and (iv) for an eighteen (18) month non-compete period if ViewCast terminates Mr. Platt. Mr. Platt voluntarily reduced his cash compensation below $240,000 for the 2003 through 2006 calendar years.

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
     We have entered into an employment agreement with Mr. Stoner. His employment agreement is in effect through August 2008 and is renewed annually with ongoing automatic one-year renewals unless ViewCast or Mr. Stoner elects in advance not to renew the agreement. The employment agreement provides (i) for annual base compensation of $183,000; (ii) for incentive compensation, at our Board of Directors’ discretion, in an amount up to thirty (30) % of base salary at 100% achievement, increasing in a linear fashion for performance in excess of 100%, with no limit, based fifty (50) % on meeting profitability goals and fifty (50) % on meeting revenue growth targets and such other criteria as determined by the Board of Directors, and (iii) for an eighteen (18) month non-compete and non-solicitation period upon termination of Mr. Stoner.
     Under the employment agreement, Mr. Stoner will be entitled to (i) the continuation of his salary for twelve months and (ii) the reimbursement for six months of COBRA premiums if his employment is terminated by ViewCast without cause or by Mr. Stoner due to a significant change in the nature and scope of the authority, powers, functions, benefits or duties attached to his position. In the event ViewCast terminates Mr. Stoner’s employment following a change in control, he will be entitled to the continuation of his salary for twelve months.
     We have entered into an employment agreement with Ms. Latham. Her employment agreement is in effect through August 2008 and is renewed annually with ongoing automatic one-year renewals unless ViewCast or Ms. Latham elects in advance not to renew the agreement. The employment agreement provides (i) for annual base compensation of $171,000; (ii) for incentive compensation, at our Board of Directors’ discretion, in an amount up to thirty (30) % of base salary at 100% achievement, increasing in a linear fashion for performance in excess of 100%, with no limit, based fifty (50) % on meeting profitability goals and fifty (50) % on meeting revenue growth targets and such other criteria as determined by the Board of Directors, and (iii) for an eighteen (18) month non-compete and non-solicitation period upon termination of Ms. Latham.
     Under the employment agreement, Ms. Latham will be entitled to (i) the continuation of her salary for twelve months and (ii) the reimbursement for six months of COBRA premiums if her employment is terminated by ViewCast without cause or by Ms. Latham due to a significant change in the nature and scope of the authority, powers, functions, benefits or duties attached to her position. In the event ViewCast terminates Mr. Stoner’s employment following a change in control, he will be entitled to the continuation of his salary for twelve months.
     The employment of all other officers with ViewCast is “at will” and may be terminated by ViewCast or the officer at any time, for any reason or no reason.

(1)	The options granted to Mr. Platt consist of five separate option grants that become exercisable or vest as follows provided Mr. Platt is employed by ViewCast as of the applicable vesting date:

(i)	an option for 50,000 shares that vested as of September 17, 2000;

(ii)	an option for 200,000 shares that vested in equal installments of 4,166 shares per month beginning in October, 2000;

(iii)	an option for 50,000 shares that will vest immediately on the date following three consecutive calendar quarters of profitability as defined under generally accepted accounting principles;

(iv)	an option for 50,000 shares, of which 16,666 shares of such option will vest when the average closing price of Common Stock, for a twenty out of thirty consecutive trading day period, has doubled in price from the exercise price ($7.094) of the option, and of which 33,334 shares of such option will vest in equal installments of 1,388 share per month thereafter;

(v)	an option for 50,000 shares, of which 16,666 shares of such option will vest when the average closing price of Common Stock, for a twenty out of thirty consecutive trading day period, has tripled in price from the exercise price of the option, and of which 33,334 shares of such option will vest in equal installment of 1,388 shares per month thereafter.

In addition, all of the 400,000 options granted to Mr. Platt will immediately vest upon a change of control in ViewCast if not previously vested.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     The following table sets forth information as of March 31, 2007, based on information obtained from public records and our books and records regarding the persons named below, with respect to the beneficial ownership of shares of our Common Stock by (i) each person or a group known by us to be the owner of more than five percent (5%) of the outstanding shares of our Common Stock, (ii) each director, (iii) each executive officer and (iv) all officers and directors as a group.

	Amount and Nature		Percentage of
Name and Address	of		Outstanding Shares
of Beneficial Owner	Beneficial Ownership		Owned (1),(2)
H.T. ARDINGER, JR.	29,649,601	(3)	52.9
1990 Lakepointe Dr. Lewisville, TX 75057
DAVID RUGGIERI	2,068,500	(4)	3.7
525 East Olympia Ave. Punta Gorda, FL 33950
DONALD ADAMS	1,657,000	(4)	3.0
370 Crestmont Drive San Luis Obispo, CA 93401
GEORGE C. PLATT	790,694	(5)	1.4
LAURIE L. LATHAM	351,892	(6)	*
HORACE S. IRWIN	82,092	(7)	*
DAVID T. STONER	250,994	(8)	*
JOSEPH AUTEM	123,200	(9)	*
SHEREL D. HORSLEY	—		*
JOHN W. SLOCUM, JR.	10,000		*
All named executive officers and	1,608,872		2.9
directors as a group (seven (7) persons)

*	Less than one percent (1%)

(1)	A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from March 31, 2007 upon the exercise of warrants or options. Each beneficial owner’s percentage ownership is determined by assuming that options or warrants that are held by such person (but not those held by any other person) and which are exercisable within 60 days from March 31, 2007 have been exercised. Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them.

(2)	Based on a total of 32,045,256 shares issued and outstanding excluding treasury stock plus, for each person listed, any Common Stock that person has the right to acquire within 60 days from March 31, 2007 pursuant to options, warrants, conversion privileges, etc.

(3)	Includes (i) 181,501 shares owned by Mr. Ardinger’s spouse, (ii) 3,062,687 shares owned by Ardinger Family Trust, (iii) 2,500,000 shares of Common Stock reserved for issuance upon the exercise of outstanding warrants at $0.48 per share owned by Ardinger Family Trust, (iv) 1,103,448 shares of Common Stock reserved for issuance upon the conversion of $4,000,000 of Series B Convertible Preferred Stock to Common Stock at $3.625 per share, (v) 3,333,333 shares of Common Stock reserved for issuance upon the conversion of $2,000,000 of Series C Convertible Preferred Stock to Common Stock at $0.60 per share, and (vi) 15,686,275 shares of Common Stock reserved for issuance upon the conversion of $8,000,000 of Series E Convertible Preferred Stock to Common Stock at $0.51 per share owned by Ardinger Family Partnership.

(4)	Information is based on Forms 13G filed as of public record.

(5)	Includes the following shares issuable under the 1995 Option Plan upon exercise of options (i) 250,000 shares exercisable at $7.09 per share, (ii) 50,000 shares exercisable at $2.50 per share, (iii) 200,000 shares exercisable at $1.094 per share, (iv) 70,000 shares exercisable at $0.485 per share and (v) 80,000 shares exercisable at $0.285 per share.

(6)	Includes the following shares issuable under the 1995 Option Plan upon exercise of options (i) 100,000 shares exercisable at $5.5005 per share, (ii) 10,000 shares exercisable at $2.50 per share, (iii) 100,000 shares exercisable at $1.094 per share, (iv) 60,000 shares exercisable at $0.485 per share and (v) 50,000 shares exercisable at $0.285 per share.

(7)	Includes the following shares issuable under the 1995 Option Plan upon exercise of options (i) 45,000 shares exercisable at $0.39 per share and (ii) 20,000 shares exercisable at $0.285 per share.

(8)	Includes the following shares issuable under the 1995 Option Plan upon exercise of options (i) 5,000 shares exercisable at $2.0625 per share, (ii) 15,000 exercisable at $5.5005 per share, (iii) 10,000 shares exercisable at $2.50 per share, (iv) 100,000 shares exercisable at $1.094 per share, (v) 60,000 shares exercisable at $0.485 per share and (vi) 50,000 shares exercisable at $0.285 per share.

(9)	Includes the following shares issuable under the 1995 Directors Option Plan upon exercise of options (i) 15,000 shares exercisable at $3.1250 per share, (ii) 10,000 shares exercisable at $7.1405 per share, (iii) 10,000 shares exercisable at $2.50 per share, (iv) 10,000 shares exercisable at $0.755 per share, (v) 10,000 shares exercisable at $0.26 per share, (vi) 10,000 shares exercisable at $0.615 per share, (vii) 10,000 shares exercisable at $0.37 per share; and includes 40,000 shares issuable under the 1995 Option Plan upon exercise of options at $3.6250 per share.
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
Item 12. Certain Relationships and Related Transactions and Director Independence
     Certain Relationships and Related Transactions
     Since October 1998, ViewCast has maintained a working capital line of credit facility with a partnership controlled by one of its principal stockholders and prior Chairman of the Board of ViewCast, H. T. Ardinger, Jr. Prior to October 15, 2003, availability of funds under the facility was subject to certain borrowing base limitations based principally on qualifying accounts receivable and inventory. Effective October 15, 2003, terms and conditions of this note were amended to eliminate the borrowing base restrictions, establish a long-term payout for a majority of the note principal and accrued interest, and significantly reduce the per annum interest rate to the lesser of prime plus 3.0% or 9.5% from 12%.

     During 2004, ViewCast entered into amendments of the terms and conditions of the credit facility to increase the credit line of the revolving credit note to $3.0 million and extended the commencement date for the scheduled payments of the term note and accrued interest from April 30, 2004 to December 31, 2004.
     On March 22, 2005, ViewCast amended the terms and conditions of the credit facility to increase the credit line of the revolving credit note to $3.5 million and extended the commencement date of scheduled payments of the term note and accrued interest from December 31, 2004 to July 31, 2005. Effective July 22, 2005, ViewCast amended the terms and conditions of the credit facility to increase the credit line of the Revolving Credit Note from $3.5 million to $4.0 million and extended the commencement date for scheduled payments of the Term Note and Accrued Interest from July 31, 2005 to November 30, 2005.
     ViewCast amended the terms and conditions of the credit facility on March 22, 2006 to extend the revolving maturity date of the Amended and Restated Promissory Note (Revolving Credit Note) from December 31, 2005 to June 30, 2006, to extend the term maturity date of the Term Loan from December 31, 2006 to December 31, 2007 and to extend the commencement date of scheduled payments of the term note and accrued interest from November 30, 2005 to June 30, 2006.
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
     Director Independence
     The Board of Directors consists of three independent members who are Joseph Autem, John W. Slocum and Sherel D. Horsley and one non-independent member who is George C. Platt, the Chairman and CEO of ViewCast. The Compensation Committee and the Audit Committee during 2007 was composed of Messrs. Autem, Slocum and Horsley. None of the members of the Compensation Committee and the Audit Committee were officers or employees of ViewCast or its subsidiaries during 2006 or prior years. The Board of Directors currently does not have a standing nominating committee and currently, each member of the Board of Directors participates in the consideration of director nominees.
     None of the executive officers of ViewCast served as a member of the board of directors or as a member of the compensation committee or similar board committee of another entity during 2006, which entity had an executive officer serving on the Board of ViewCast or its Compensation Committee. Consequently, there are no interlocking relationships that might affect the determination of the compensation of executive officers of ViewCast.

Item 13. Exhibits, Financial Statement Schedules and Reports on Form 8-K
(a)	The following consolidated financial statements required by this item are included in Part II Item 8 of this report:
     (b) Listing of Exhibits:
EXHIBIT INDEX

Exhibit
Page
No.	Description of Exhibit
2	Agreement and Plan of Merger and Reorganization (1)

3(a)	Certificate of Incorporation (1)

3(b)	Amendment to Certificate of Incorporation (1)

3(c)	Restated By-Laws (6)

3(d)	Certificate of Designations of Series B Convertible Preferred Stock (3)

3(e)	Certificate of Designations of Series C Convertible Preferred Stock (9)

3.1	Certificate of Designation of Series D Redeemable Convertible Preferred Stock of ViewCast.com, Inc. dated as of October 10, 2002. (12)

3.2	Certificate of Designation of Series E Convertible Redeemable Preferred Stock (26)

4(a)	Form of Common Stock Certificate (1)

4(b)	Form of Warrant Certificate (1)

4(c)	Form of Warrant Agreement between ViewCast and Continental Stock Transfer & Trust Company (1)

4(d)	Form of Representative’s Warrant Agreement (1)

4(e)	Reserve

4(f)	Reserve

4(g)	Notice of Extension of Warrant Expiration Date and Exercise Price Adjustment (8)

4 (h)	Warrant Issued to Ardinger Family Partnership, Ltd. (26)

5(a)	Form of Opinion of Thacher Proffit & Wood LLP as to the legality of securities being registered. (5)

9(a)	Reserve

9(b)	Reserve

9(c)	Reserve

Exhibit
Page
No.	Description of Exhibit
9(d)	Reserve

9(e)	Reserve

9(f)	Reserve

10(a)	Reserve

10(b)	Reserve

10(c)	Form of Indemnification Agreement between ViewCast and Executive Officers and Directors (1)

10(d)	1995 Stock Option Plan (1)

10(e)	1994 Stock Option Plan (1)

10(f)	Reserve

l0(g)	1995 Director Option Plan (1)

10(h)	Reserve

10(i)	Employee Stock Purchase Plan (1)

l0(j)	Reserve

10(k)	Reserve

10(n)	Reserve

10(r)	Reserve

10(s)	Reserve

10(t)	Reserve

10(u)	Reserve

10(v)	Reserve

10(w)	Reserve

10(x)	Reserve

10(y)	Reserve

10(z)	Reserve

10(aa)	Reserve

10(bb)	Reserve

10(cc)	Working Capital Line of Credit Loan Agreement between ViewCast and the Ardinger Family Partnership, Ltd. (4)

10(dd)	Employee Stock Option Plan Amendment No.1 (7)

10(ee)	Sublease Agreement between ViewCast and Host Communications, Inc. (9)

10(ff)	Employee Stock Option Plan Amendment No. 2 (10)

10(gg)	Reserve

10.1	Reserve

10.2	Reserve

10.3	Reserve

10.4	Reserve

10.5	Revolving Loan Agreement between MMAC Communications Corp. and Keltic Financial Partners, LP dated as of October 11, 2002. (12)

10.6	Guaranty of Payment and Performance from ViewCast.com, Inc. to Keltic Financial Partners, LP dated as of October 11, 2002. (12)

10.7	Subordination Agreement by and among Keltic Financial Partners, LP, MMAC Communication Corp. and ViewCast.com, Inc. dated as of October 11, 2002. (12)

10.8	General Security Agreement by and between MMAC Communications Corp. and Keltic Financial Partners, LP dated as of October 11, 2002. (12)

10.9	Revolving Note by MMAC Communications Corp. in favor of Keltic Financial Partners, LP dated as of October 11, 2002. (12)

Exhibit
Page
No.	Description of Exhibit
10.10	Reserve

10.11	Reserve

10.12	Reserve

10.13	Reserve

10.14	Reserve

10.15	Form of Amended and Restated Security Agreement dated October 15, 2003 between ViewCast.com, Inc. and the Ardinger Family Partnership, LTD. (13)

10.16	Form of Amended and Restated Pledge Agreement dated October 15, 2003 between ViewCast.com, Inc. and the Ardinger Family Partnership, LTD. (13)

10.17	Form of First Amendment to the Revolving Loan Agreement dated October 11, 2003 between Delta Computec Inc. and Keltic Financial Partners, LP. (13)

10.18	1995 Director Option Plan Amendment No. 2 (15)

10.19	Second Amendment dated as of October 10, 2004 to Revolving Loan Agreement between MMAC Communications Corp. and Keltic Financial Partners, LP dated as of October 11, 2002. (12)

10.20	Third Amendment dated as of December 10, 2004 to Revolving Loan Agreement between MMAC Communications Corp. and Keltic Financial Partners, LP dated as of October 11, 2002. (16)

10.21	Fourth Amendment dated as of January 10, 2005 to Revolving Loan Agreement between MMAC Communications Corp. and Keltic Financial Partners, LP dated as of October 11, 2002. (16)

10.22	Fifth Amendment dated as of February 15, 2005 to Revolving Loan Agreement between MMAC Communications Corp. and Keltic Financial Partners, LP dated as of October 11, 2002. (16)

10.23	Notice of Lower Temporary Conversion Price dated March 21, 2005. (17)

10.24	Letter Agreement Amending Revolving and Term Credit Facility dated March 22, 2005. (17)

10.25	Sixth Amendment, dated as if April 15, 2005, to Revolving Loan Agreement Between MMAC Communications Corp. and Keltic Financial Partners, LP dated as of October 11, 2002. (18)

10.26	Seventh Amendment, dated as if July 15, 2005, to Revolving Loan Agreement Between MMAC Communications Corp. and Keltic Financial Partners, LP dated as of October 11, 2002. (19)

10.27	Letter Agreement Amending Revolving and Term Credit Facility dated July 22, 2005. (20)

10.28	Eighth Amendment, dated as if October 11, 2005, to Revolving Loan Agreement Between MMAC Communications Corp. and Keltic Financial Partners, LP dated as of October 11, 2002. (21)

10.29	Reserve

10.30	Office Lease Agreement between ViewCast and TR Plano Parkway Partners, L.P. (22)

10.31	Letter Agreement Amending Revolving and Term Credit Facility dated March 20, 2006. (23)

10.32	Office Lease Agreement between ViewCast and Valwood Centreport, LP (24)

10.33	Registration Rights Agreement by and among ViewCast and Ardinger Family Partnership, Ltd. Dated as of December 11, 2006 (25)

10.34	Second Amended Loan and Security Agreement dated as of December 11, 2006 (25)

10.35	Exchange Agreement dated as of December 11, 2006 by and among ViewCast, Osprey Technologies, Inc. and Videoware, Inc. and Ardinger Family Partnership, Ltd. (25)

10.36	Employment Agreement by and between ViewCast Corporation and David T. Stoner Effective as of March 1, 2007.

Exhibit
Page
No.	Description of Exhibit
10.37	2007 Executive Incentive Compensation Plan for David T. Stoner

10.38	Employment Agreement by and between ViewCast Corporation and Laurie L. Latham Effective as of March 1, 2007.

10.39	2007 Executive Incentive Compensation Plan for Laurie L. Latham

14.1	Code of Ethics (14)

21	List of Subsidiaries of ViewCast. (1)

23.1	Consent of KBA Group LLP*

23.2	Consent of Grant Thornton LLP*

31.1	Rule 13a-14(a)/15d-14(a) Certifications*

32.1	Statement 1350 Certifications*

*	Filed herewith.

(1)	Incorporated by reference to the Registration Statement on Form SB-2 and all amendments thereto as declared effective on February 4, 1997.

(2)	Reserve

(3)	Incorporated by reference to Form 8-K filed March 15, 1999.

(4)	Reserve

(5)	Incorporated by reference to Form S-3 filed May 6, 1999.

(6)	Incorporated by reference to Form S-3 filed June 30, 2000.

(7)	Incorporated by reference to Form S-8 POS filed October 16, 2000.

(8)	Incorporated by reference to Form 8-K filed January 23, 2002.

(9)	Incorporated by reference to Form 10-K filed April 16, 2002.

(10)	Incorporated by reference to Form 8-K filed May 7, 2002.

(11)	Incorporated by reference to Form 10-Q filed May 20, 2002.

(12)	Incorporated by reference to Form 8-K filed October 25, 2002.

(13)	Incorporated by reference to Form 10-Q filed November 14, 2003.

(14)	Incorporated by reference to Form 10-KSB filed on March 30,2004.

(15)	Incorporated by reference to Form S-8 filed September 17, 2004.

(16)	Incorporated by reference to Form 8-K filed March 25, 2005.

(17)	Incorporated by reference to Form 8-K filed March 25, 2005.

(18)	Incorporated by reference to Form 8-K filed April 21, 2005.

(19)	Incorporated by reference to Form 8-K filed July 18, 2005.

(20)	Incorporated by reference to Form 8-K filed July 27, 2005.

(21)	Incorporated by reference to Form 8-K filed October 17, 2005.

(22)	Incorporated by reference to Form 8-K filed January 17, 2005.

(23)	Incorporated by reference to Form 8-K filed March 22, 2006.

(24)	Incorporated by reference to Form 8-K filed November 2, 2006.

(25)	Incorporated by reference to Form 8-K filed December 15, 2006

Item 14. Principal Accountant Fees and Services
     Subject to ratification by the shareholders, the Board of Directors has appointed KBA LLP as independent auditors to audit the financial statements of the Company for the 2007 fiscal year. During the fiscal years ended December 31, 2005 and December 31, 2006, the Company retained Grant Thornton LLP and KBA LLP to provide audit and other services as follows:

	2005	2006
Audit (1)	$113,026	$98,450
Audit Related Fees (2)	13,340	1,130
Tax Fees (3)	29,846	35,348
All Other Fees	—	—

TOTAL	$156,212	$134,928

(1)	Consists primarily of quarterly review and annual audit services

(2)	Consists primarily of 401(k) audit and annual shareholder meeting services

(3)	Consists primarily of Federal and State tax services
     The Audit Committee does not have a policy for the pre-approval of non-audit services to be provided by the Company’s independent auditor. Any such services would be considered on a case-by-case basis. The Audit Committee approved the tax fees for services provided by the independent auditors in fiscal years 2005 and 2006.

SIGNATURES
     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date	ViewCast.com, Inc.

April 30, 2007	By:	/s/ Laurie L. Latham

Laurie L. Latham
Chief Financial Officer and
Senior Vice President of Finance
and Administration
     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date	ViewCast.Com, Inc.

April 30, 2007	By:	/s/ George C. Platt

George C. Platt
Director and Chief Executive Officer
Principal Executive Officer

April 30, 2007	By:	/s/ Laurie L. Latham

Laurie L. Latham
Chief Financial Officer and Senior Vice President of Finance and Administration
Principal Financial and Accounting Officer

April 30, 2007	By:	/s/ Joseph W. Autem

Joseph W. Autem
Director

April 30, 2007	By:	/s/ Sherel D. Horsley

Sherel D. Horsley
Director

April 30, 2007	By:	/s/ John W. Slocum, Jr.

John W. Slocum, Jr.
Director

EXHIBIT INDEX FOR DOCUMENTS FILED WITH THIS REPORT

Exhibit
No.	Description of Exhibit

10.36	Employment Agreement by and between ViewCast Corporation and David T. Stoner Effective as of March 1, 2007.

10.37	2007 Executive Incentive Compensation Plan for David T. Stoner

10.38	Employment Agreement by and between ViewCast Corporation and Laurie L. Latham Effective as of March 1, 2007.

10.39	2007 Executive Incentive Compensation Plan for Laurie L. Latham

23.1	Consent of KBA Group LLP

23.2	Consent of Grant Thornton LLP

31.1	Rule 13a-14(a)/15d-14(a) Certifications

32.1	Section 1350 Certifications