Form 10QSB
period 2007-03-31
VIEWCAST COM INC
filed 2007-05-15
CIK 921313

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-QSB
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007

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
As of April 30, 2007, 32,045,256 shares of the Registrant’s common stock were outstanding.
Transitional Small Business Disclosure Format (check one): Yes ☐   No ☑

ViewCast.com, Inc. and Subsidiaries
Index to Form 10-QSB

VIEWCAST.COM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	March 31,
	2006	2007
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$567,509	$1,001,052
Accounts receivable, less allowance for doubtful accounts of $30,756 and $41,128 at December 31, 2006 and March 31, 2007, respectively	2,084,723	1,590,645
Inventories, net	2,155,212	3,386,164
Prepaid expenses	148,039	272,605

Total current assets	4,955,483	6,250,466

Property and equipment, net	446,758	572,129
Intangible assets, net	177,737	209,564
Deposits	59,107	71,204

Total assets	$5,639,085	$7,103,363

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$982,472	$1,178,812
Accrued expenses	1,020,535	1,043,674
Current maturities of long-term debt	2,807	2,189

Total current liabilities	2,005,814	2,224,675

Long-term debt less current maturities	491	—
Stockholder note payable	5,141,361	5,141,361
Stockholder accrued interest	10,561	55,637

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, $0.0001 par value, authorized 5,000,000 shares:
Series B convertible — issued and outstanding shares - 800,000	80	80
Series C convertible — issued and outstanding shares - 200,000	20	20
Series E convertible — issued and outstanding shares - 80,000	8	8
Common stock, $.0001 par value, authorized 100,000,000 shares:
Issued shares - 28,752,143 and 32,306,753 at December 31, 2006 and March 31, 2007, respectively	2,875	3,231
Additional paid-in capital	68,986,065	69,931,901
Accumulated deficit	(70,496,284)	(70,241,644)
Treasury stock, 261,497 shares at cost	(11,906)	(11,906)

Total stockholders’ deficit	(1,519,142)	(318,310)

Total liabilities and stockholders’ deficit	$5,639,085	$7,103,363

The accompanying notes are an integral part of these condensed consolidated statements.

VIEWCAST.COM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months ended
	March 31,
	2006	2007
Net sales	$2,879,122	$3,482,462

Cost of sales	1,340,766	1,447,321

Gross profit	1,538,356	2,035,141

Operating expenses:
Selling, general and administrative	1,521,489	1,447,577
Research and development	574,172	457,758
Depreciation and amortization	55,696	61,422

Total operating expenses	2,151,357	1,966,757

Operating income (loss)	(613,001)	68,384

Other income (expense):
Interest expense, net (including $239,671 and $73,508 of expense to related parties)	(238,992)	(63,744)
Other income (expense)	(8,580)	250,000

Total other income (expense)	(247,572)	186,256

Income tax expense	—	—

NET INCOME (LOSS)	$(860,573)	$254,640

Preferred stock dividends	(202,005)	(202,005)

Net income (loss) applicable to common stockholders	$(1,062,578)	$52,635

Net income (loss) per share
Basic	$(0.04)	$0.00

Diluted	$(0.04)	$0.00

Weighted average number of common shares outstanding
Basic	25,627,959	30,643,412

Diluted	25,627,959	47,053,474

The accompanying notes are an integral part of these condensed consolidated statements.

VIEWCAST.COM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
FOR THE THREE MONTHS ENDED MARCH 31, 2007
(UNAUDITED)

	Series B		Series C		Series E
	Convertible		Convertible		Convertible				Additional			Total
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated	Treasury	Stockholders’
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Shares	Par Value	Capital	Deficit	Stock	Deficit
Balances, December 31, 2006	800,000	$80	200,000	$20	80,000	$8	28,752,143	$2,875	$68,986,065	$(70,496,284)	$(11,906)	$(1,519,142)

Stock based compensation expense	—	—	—	—	—	—	—	—	2,788	—	—	2,788

Exercise of stock options	—	—	—	—	—	—	20,000	2	6,968	—	—	6,970

Exercise of common stock warrants	—	—	—	—	—	—	3,534,610	354	936,080	—	—	936,434

Net income	—	—	—	—	—	—	—	—	—	254,640	—	254,640

Balances, March 31, 2007	800,000	$80	200,000	$20	80,000	$8	32,306,753	$3,231	$69,931,901	$(70,241,644)	$(11,906)	$(318,310)

The accompanying notes are an integral part of this condensed consolidated statement.

VIEWCAST.COM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the three months ended
	March 31,
	2006	2007
Operating activities:
Net income (loss) from continuing operations	$(860,573)	$254,640
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Bad debt expense	9,299	10,372
Depreciation of property and equipment	39,747	50,604
Amortization of software development costs	15,949	10,817
Stock based compensation expense	214	2,788
Gain on disposition of property and equipment	11,922	—
Changes in operating assets and liabilities
Accounts receivable	76,240	483,706
Inventories	(16,981)	(1,230,952)
Prepaid expenses	(155,351)	(124,566)
Deposits	(15,540)	(12,097)
Accounts payable	76,399	196,340
Accrued expenses and stockholder accrued interest	446,327	68,215

Net cash used in operating activities	(372,348)	(290,133)

Investing activities:
Capitalized software development costs	(51,411)	(42,644)
Purchase of property and equipment	(180,410)	(175,975)

Net cash used in investing activities	(231,821)	(218,619)

Financing activities:
Proceeds from exercise of stock options	—	6,970
Net proceeds from exercise of warrants	—	936,434
Repayments of long-term debt	(1,830)	(1,109)

Net cash provided by (used in) financing activities	(1,830)	942,295

Net increase (decrease) in cash and cash equivalents	(605,999)	433,543
Cash and cash equivalents, beginning of period	1,447,873	567,509

Cash and cash equivalents, end of period	$841,874	$1,001,052

Supplemental cash flow information:
Cash paid for interest	$635	$28,569

The accompanying notes are an integral part of these condensed consolidated statements.

ViewCast.com, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
1. Basis of Presentation
     The accompanying unaudited interim consolidated financial statements include the accounts of ViewCast.com, Inc. and its wholly-owned subsidiaries, Osprey Technologies, Inc., VideoWare, Inc., ViewCast Online Solutions, Inc., and Viewcast Technology Services Corporation, previously known as Delta Computec Inc. (“DCi”) (collectively, the “Company” or “ViewCast”). All material inter-company accounts and transactions have been eliminated in consolidation.
     The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in Amendment No. 1 to the Company’s Annual Report on Form 10-KSB/A for the year ended December 31, 2006 filed with the Securities and Exchange Commission.
     ViewCast utilizes significant capital to design, develop and commercialize its products and intends to fund its operating activities and sales growth by utilizing existing cash, cash contributed from operations, and from current or new lines of credit to the extent available. ViewCast anticipates it will require additional working capital during 2007 to support the expansion of sales channels and market distribution, to develop and introduce new products and services, to enhance existing product offerings, to address unanticipated competitive threats or technical problems, to transition adverse economic conditions, to service its debt and for potential acquisition transactions.
     ViewCast plans to improve its working capital position by increasing sales and through other initiatives that may include raising additional equity and by the exercise of warrants if market conditions permit these initiatives. ViewCast’s increased product sales and cash flow, coupled with recent initiatives to restructure its balance sheet have resulted in significant improvements to its financial position. ViewCast has reduced debt and increased net equity by $11,636,282 with the conversion of debentures in 2004, preferred stock in 2005 and stockholder debt in 2006. The remaining stockholder debt outstanding was amended into a facility with a long term payout generally due December 31, 2009. The result at March 31, 2007 is a positive working capital of $4,025,791 compared to negative working capital in the prior year. The exercise of warrants in February 2007 generated $936,434 in additional working capital and net equity.
     ViewCast intends to continue these initiatives and discussions related to current and potentially new debt and equity relationships. Although ViewCast has no firm arrangements with respect to additional capital financing, on an ongoing basis, it considers proposals received from potential investors relating to the issuance of equity securities in exchange for a cash investment in ViewCast. There can be no assurance that additional financing will be available to ViewCast on acceptable terms, or at all. Additional equity financing may involve substantial dilution to our then existing stockholders. ViewCast intends to actively pursue other strategic merger and acquisition activities to the extent possible. In the event we need additional working capital and are unable to raise such capital or execute other alternatives, we may be required to sell segments of the business, or substantially reduce or curtail our activities. Such actions could result in charges that could be material to ViewCast’s results of operations or financial position.
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

ViewCast.com, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements — Continued
they become uncollectible and payments subsequently received on such receivables are credited against write-offs in the period the payment is received.
     Changes in the Company’s allowance for doubtful accounts for the three months ended March 31, 2006 and 2007 are as follows:

	For the three months ended
	March 31,
	2006	2007
	(Unaudited)	(Unaudited)
Beginning balance	$13,171	$30,756
Bad debt expense	9,299	10,372

Ending balance	$22,470	$41,128

3. Inventories
     Inventories consist of the following:

	December 31,	March 31,
	2006	2006
		(Unaudited)
Purchased materials	$1,410,411	$2,097,055
Finished goods	744,801	1,289,109

	$2,155,212	$3,386,164

4. Accrued Expenses
     Accrued expenses consist of the following:

	December 31,	March 31,
	2006	2007
		(Unaudited)
Accrued compensation	$217,445	$207,289
Accrued warranty	117,636	100,786
Accrued inventory purchases	95,068	198,137
Customer deposits	166,844	61,872
Deferred rent	118,496	124,098
Accrued taxes and other	305,046	351,492

	$1,020,535	$1,043,674

ViewCast.com, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements — Continued
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
     The following table below shows the changes in accrued warranty expense for the three months ended March 31, 2006 and 2007:

	For the three months ended
	March 31,
	2006	2007
	(Unaudited)	(Unaudited)
Beginning balance	$57,667	$117,636
Charged to expense	14,909	38,583
Usage	(10,068)	(55,433)

Ending balance	$62,508	$100,786

6. Property and Equipment
     Property and equipment, at cost, consists of the following:

	Estimated
	Useful Life	December 31,	March 31,
	(Years)	2006	2007
			(Unaudited)
Computer equipment	3 to 7	$408,174	$469,396
Software	3 to 5	132,909	182,110
Leasehold improvements	1 to 5	121,746	130,409
Office furniture and equipment	5 to 7	604,768	661,656

		1,267,597	1,443,571

Less accumulated depreciation and amortization		(820,839)	(871,442)

		$446,758	$572,129

7. Stockholder Term Note
     Since October 1998, the Company has maintained a credit facility with an entity controlled by one of its principal stockholders, Mr. H.T. Ardinger. In December 2006, ViewCast.com, Inc., Osprey Technologies, Inc. and VideoWare, Inc. (jointly and severally, “the Borrower”) amended the terms and conditions of the loan and security agreement with the Ardinger Family Partnership, Ltd. Under the amended terms the $1,250,000 of the primary principal and $3,891,361 of accrued interest or secondary principal are due December 31, 2009, subject to certain earlier payment conditions. The interest on the primary principal amount will accrue and be paid monthly based on the effective prime rate plus 1.0% (8.25% as of March 31, 2007) provided, however, that this rate shall not exceed 9.5% prior to December 31, 2007. Interest on the unpaid accrued interest note shall accrue based on the effective Applicable Federal Rate, as defined in the agreement, (4.69% as of March 31, 2007) and shall be paid in full on the maturity date. The amended note agreement is secured by all the assets of the Borrower.

ViewCast.com, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements — Continued
     The Company’s long-term debt consists of:

	December 31, 2006	March 31, 2007

Aggregate of the Outstanding Principal (“Primary Principal Amount”), with interest due at a rate per annum equal to the lesser of prime plus 1.0% (8.25% at December 31, 2006 and March 31, 2007, respectively) or 9.5% fixed rate, due December 31, 2009	1,250,000	1,250,000
Accrued and Outstanding Interest (“Secondary Principal Amount”), with interest due at a rate per annum equal to the lesser of Applicable Federal Rate (4.73% and 4.69% at December 31, 2006 and March 31, 2007, respectively) or 9.5% fixed rate, due December 31, 2009	3,891,361	3,891,361
Other long-term debt	3,298	2,189

Total long-term debt	5,144,659	5,143,550
Less current maturities	(2,807)	(2,189)

Total long-term debt less current maturities	$5,141,852	$5,141,361

8. Warrants
     The Company has issued private warrants to purchase common stock of the Company in connection with the issuance and repayment of certain notes payable, as inducement for early exercise of private warrants and as compensation for services rendered by various consultants. Additionally, the Company issued public warrants to purchase common stock of the Company in connection with its initial public offering and concurrent debt retirement and debt for equity exchange. On or before the expiration date during February 2007, the Company received $936,434 in proceeds from the exercise of 3,534,610 of its outstanding public and public equivalent common stock purchase warrants resulting in the issuance of the same amount of common stock. The remaining 265,070 public warrants and 33,332 private warrants expired in the first quarter.
     Following is a summary of warrant activity from January 1, 2007 through March 31, 2007:

	Warrants
			Weighted-
	Number	Exercise	Average
	of Warrants	Price	Exercise Price

Outstanding and exercisable at December 31, 2006	6,983,982	$0.28-1.00	$0.37

Granted	—	—	—
Exercised	(3,534,610)	0.28	0.28
Cancelled	(298,402)	0.28 - 1.00	0.36

Outstanding and exercisable at March 31, 2007	3,150,970	$0.45-0.48	$0.47

     At March 31, 2007, the Company had outstanding 3,150,970 non-redeemable private warrants with exercise prices ranging from $0.45 to $0.48 per share and with varying expiration dates through December 2013.

ViewCast.com, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements — Continued
9. Earnings Per Share Data
     Basic earnings per share (“EPS”) is calculated by dividing net income or loss applicable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is calculated by using the weighted-average number of common shares outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the dilutive potential shares of common stock had been issued. Dilutive potential shares of common stock include convertible preferred stock, options and warrants which are exercisable based on the average market price during the period. The average market price of the common stock was $0.4427 during the three months ended March 31, 2007. For periods presented, the computation of diluted loss per share excludes the portion of convertible preferred stock, options and warrants that are anti-dilutive.
     The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2006	2007
	(Unaudited)	(Unaudited)
Net income (loss) applicable to common stockholders — numerator for basic and diluted earnings per share	$(1,062,578)	$52,635

Weighted — average common shares outstanding — denominator for basic earnings per share	25,627,959	30,643,412

Dilutive potential common shares:
Stock options	—	150,274
Warrants	—	573,514
Convertible preferred stock — Series E	—	15,686,274

Weighted — average common shares and dilutive potential common shares outstanding — denominator for dilluted earning per share	25,627,959	47,053,474

Net income (loss) per share:
Basic	$(0.04)	$0.00

Diluted	$(0.04)	$0.00

Anti-dilutive securities excluded from diluted earnings per share:
Stock options	2,956,175	1,301,350
Public and private warrants	4,746,482	3,150,970
Convertible preferred stock — Series B	2,206,896	2,206,896
Convertible preferred stock — Series C	3,333,333	3,333,333
10. Stock-Based Compensation
     The Company has various stock-based employee compensation plans, which are described more fully in Note 12 of the Notes to Consolidated Financial Statements in Amendment No. 1 to the Company’s Annual Report on Form 10-KSB/A for the fiscal year ended December 31, 2006.
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

ViewCast.com, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements — Continued
Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R).
     Stock-based compensation expense recognized under SFAS 123(R) for the three months ended March 31, 2007 was $2,788. During the three months ended March 31, 2007, no new options were granted by the Company. Prior to the adoption of SFAS 123(R), the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB No. 25 as allowed under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Under the intrinsic value method, no stock-based compensation expense for stock options grants is recognized because the exercise price of the Company’s stock options granted to employees and directors equaled the fair market value of the underlying stock at the date of grant.
     Stock-based compensation expense recognized in the Company’s Statement of Operations for the first three months of 2007 includes compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). Stock-based compensation expense recognized in the Company’s Statement of Operations for the first three months of 2007 is based on awards ultimately expected to vest and has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.
     The Company uses the Black-Scholes option-pricing model (“Black-Scholes”) as its method of valuation under SFAS 123(R). This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. Black-Scholes was also previously used for the Company’s pro forma information required under SFAS 123 for periods prior to fiscal year 2006. The fair value of share-based payment awards on the date of grant as determined by the Black-Scholes model is affected by our stock price as well as other assumptions. These assumptions include, but are not limited to the expected stock price volatility over the term of the awards and the actual and projected employee stock option exercise behaviors. No employee stock options were granted during the three months ended March 31, 2007.
     At March 31, 2007, the balance of unearned stock-based compensation to be expensed in future periods related to unvested share-based awards, as adjusted for expected forfeitures, is approximately $19,000. The weighted-average period over which the unearned stock-based compensation is expected to be recognized is approximately two years.
     Following is a summary of stock option activity from January 1, 2007 through March 31, 2007:

	Stock Options
			Weighted-
			Average
	Number	Price Per	Exercise Price
	of Shares	Share	Per Share

Outstanding at January 1, 2007	2,534,600	$0.20 - $9.00	$2.20

Granted	—
Exercised	(20,000)	0.29 - 0.41	0.35
Canceled/forfeited	(90,000)	0.22 - 9.00	2.83

Outstanding at March 31, 2007	2,424,600	$0.20 - $7.14	$2.19

ViewCast.com, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements — Continued
     The following information applies to options outstanding at March 31, 2007:

		Weighted-
		Average	Weighted-		Weighted-
Range of	Outstanding at	Remaining	Average	Exercisable at	Average
Exercise	March 31,	Contractual	Exercise	March 31,	Exercise
Prices	2007	Life	Price	2007	Price

$0.01 - 1.00	1,103,250	7.0	$0.38	953,596	$0.40
1.01 - 2.00	576,850	3.9	1.15	576,850	1.15
2.01 - 3.00	110,000	2.8	2.51	110,000	2.51
3.01 - 4.00	67,500	1.7	3.50	67,500	3.50
4.01 - 5.00	37,500	1.3	4.20	37,500	4.20
5.01 - 6.00	117,500	2.7	5.50	117,500	5.50
6.01 - 7.00	2,000	2.0	7.00	2,000	7.00
7.01 - 8.00	410,000	2.5	7.10	260,000	7.10

	2,424,600	4.9	$2.19	2,124,946	$1.99

11. Other Income
     In February of 2007, the Company received $250,000 in proceeds from the settlement of an insurance claim related to a business interruption loss caused by the temporary disruption of parts supplied by a vendor in the summer of 2005, which was recorded as other income.
12. Income Taxes
     In January 2007, the Company adopted the Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109” (FIN 48). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements. FIN 48 requires companies to determine whether it is “more likely than not” that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit can be recorded in the financial statements. It also provides guidance on the recognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. The Company did not recognize any adjustments to its financial statements as a result of its implementation of FIN 48.
     At December 31, 2006 the Company has federal income tax net operating loss carryforwards of approximately $71,000,000. The Company did not recognize any federal income tax expense in the first quarter of 2007.
13. Related Party Transactions
     Since October 1998, the Company has maintained a credit facility with an entity controlled by one of its principal stockholders, Mr. H.T. Ardinger. In December 2006, ViewCast.com, Inc., Osprey Technologies, Inc. and VideoWare, Inc. (jointly and severally, “the Borrower”) amended the terms and conditions of the loan and security agreement with the Ardinger Family Partnership, Ltd. Under the amended terms the $1,250,000 of the primary principal and $3,891,361 of accrued interest or secondary principal are due December 31, 2009, subject to certain earlier payment conditions. The interest on the primary principal amount will accrue and be paid monthly based on the effective prime rate plus 1.0% (8.25% as of March 31, 2007) provided, however, that this rate shall not exceed 9.5% prior to December 31, 2007. Interest on the unpaid accrued interest note shall accrue based on the effective Applicable Federal Rate, as defined in the agreement, (4.69% as of March 31, 2007) and shall be paid in full on the maturity date. The amended note agreement is secured by all the assets of the Borrower. The Company incurred $73,508 in related party interest expense in the first quarter of 2007.

ViewCast.com, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements — Continued
     During the three months ended March 31, 2007, H. T. Ardinger exercised 20,000 stock options, 81,000 public warrants and 520,000 public equivalent common stock purchase warrants. H.T. Ardinger & Son Company, Inc. exercised 295,000 public warrants and the Ardinger Family Partnership, Ltd. exercised 200,000 public equivalent common stock purchase warrants. The Company received $308,370 in proceeds from these transactions and issued 1,116,000 shares of its common stock.

ViewCast.com, Inc. and Subsidiaries
Management’s Discussion and Analysis or
Plan of Operation
Item 2. Management’s Discussion and Analysis or Plan of Operation
     Certain statements in this Report on Form 10-QSB under “Management’s Discussion and Analysis or Plan of Operation” and elsewhere in this Report constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements regarding ViewCast’s expectations, beliefs, hopes, intentions or strategies regarding the future. These statements involve known and unknown risks, uncertainties, and other factors that may cause ViewCast or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, product demand and market acceptance risks, the impact of competitive products and pricing, product development, commercialization and technological difficulties, capacity and supply constraints or difficulties, general business and economic conditions, the availability of sufficient working capital, the ability to service our debt, continued losses, the ability to successfully integrate acquired operations, the effect of our accounting polices and other risks detailed in Amendment No. 1 of our Annual Report on Form 10-KSB/A for the year ended December 31, 2006 and other filings with the Securities and Exchange Commission.
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
     ViewCast products are deployed within a communications network and are used for a variety of audio and video communication applications, including corporate communications, information gathering, security, training, distance learning, conferencing, Internet video and broadcast applications. Telecommunications companies, content delivery networks (“CDNs”), corporations, media broadcasters, financial institutions, educational networks, healthcare facilities, and government agencies utilize our products, as do their customers, vendors and others with whom they may communicate. Worldwide, ViewCast markets and sells its video products and services directly to end-users or through indirect channels including original equipment manufacturers (“OEMs”), value-added resellers (“VARs”), resellers, distributors and computer system integrators.
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
Plan of Operation — Continued
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
•	Revenue Recognition – We apply provisions of Securities and Exchange Commission Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements as revised by SAB 104, Revenue Recognition, SOP 97-2, Software Revenue Recognition, as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions and EITF 00-21, Revenue Arrangements with Multiple Deliverables to transactions involving sales of our hardware and software products. Under these guidelines, we recognize revenue on transactions where persuasive evidence of an arrangement exists, title has transferred, product payment is not contingent upon performance of installation or service obligations, the price is fixed or determinable and payment is reasonably assured. We accrue warranty costs and sales allowances for promotional activities at time of shipment based on historical experience. In addition, we defer revenue associated with maintenance and support contracts and recognize revenue ratably over the contract term.

•	Allowance for Doubtful Accounts – We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers or distribution partners were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

•	Excess and Obsolete Inventories – We write down our inventories for estimated obsolescence and unmarketable inventory equal to the difference between the cost of the inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less than those projected by management, additional write-downs may be required.

•	Deferred Taxes – We record a valuation allowance to reduce our deferred tax assets to an amount that we believe is more likely than not to be realized. In our opinion, realization of our net operating loss carryforward is not reasonably assured, and a valuation allowance has been provided against deferred tax assets in excess of deferred tax liabilities in the accompanying consolidated financial statements. However, should we in the future determine that realization of deferred tax assets in excess of recorded amounts is likely, an adjustment to the deferred tax assets would increase income in the period such determination was made.

ViewCast.com, Inc. and Subsidiaries
Management’s Discussion and Analysis or
Plan of Operation — Continued
Results of Operations
Three Months Ended March 31, 2007 compared to
Three Months Ended March 31, 2006.
     Net Sales. During the first quarter ended March 31, 2007, net sales increased by 21.0% to $3,482,462 compared to first quarter net sales in 2006 of $2,879,122. The overall increase was mainly due to an increase in system revenue supplemented with a smaller increase in capture card revenue. Net sales improved for the first quarter by 55.8% and 27.5% in the North American and the Pacific Rim sales regions, respectively.
     Osprey Product Sales. During the three months ended March 31, 2007, sales of Osprey video products increased 4.9% over 2006 levels and represented 60.3% of total first quarter 2007 video product revenues, compared to 69.5% in 2006. Pacific Rim sales of Osprey products improved 21.5% and Europe, Middle East and Africa sales increased slightly over 2006 levels, while North American sales decreased.
     ViewCast Niagara® Streaming/Encoding System Sales. During the three months ended March 31, 2007, combined system sales increased 57.9% over 2006 levels and represented 38.9% of total 2007 revenue, compared to 29.8% in 2006. The increase in 2007 first quarter sales was due to increased multi-unit sales of ViewCast’s Niagara systems.
     Other Revenues. Other revenues consist of software maintenance, training, engineering consulting fees and professional services and represented 0.8% of revenues for the three months ended March 31, 2007. For the quarter ended March 31, 2007, other revenues totaled $29,450 compared to the quarter ended March 31, 2006 of $20,389.
     Cost of Sales and Gross Margins. Cost of sales totaled $1,447,321 for the quarter ended March 31, 2007, a 7.9% increase from $1,340,766 for the same period in 2006 that is mainly due to the growth in sales. Gross profit margin for the quarter ended March 31, 2007 was $2,035,141 or 58.4% compared to $1,538,356 or 53.4% in 2006.
     We expect future margins for the video products to remain comparable to historical margins in the 50%-60% range. Margins will be affected quarter to quarter by promotional activities, price adjustments, cost of materials, inventory obsolescence, the introduction of new products and the sales mix between the products, software and third party products sold in any one reporting period.
     Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended March 31, 2007 totaled $1,447,577, a 4.9% decrease from $1,521,489 for the same period last year. The decrease reflects a modest decrease in marketing related expenses.
     Research and Development Expense. Research and development expense, net of capitalized software development, for the three months ended March 31, 2007 totaled $457,758, a decrease from $574,172 in 2006, reflecting a decrease in prototype and related expenses. Research and development expenses vary period to period depending on the number of product introductions planned and as new product prototypes, testing and certifications are completed.
     Other Income (Expense). Total other income for the first quarter of 2007 totaled $186,256 compared to total other expense of $247,572 in 2006. In the first quarter of 2007, ViewCast received $250,000 proceeds from the settlement of a business interruption insurance claim caused by the temporary disruption of parts supplied by a vendor which occurred in 2005. Interest expense for the three months ended March 31, 2007 totaled $63,744, a 73.3% decrease from $238,992 for the same period last year. The decrease in interest expense is principally due to the decrease of the principal and interest rate of our stockholder debt in December of 2006.

ViewCast.com, Inc. and Subsidiaries
Management’s Discussion and Analysis or
Plan of Operation — Continued
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
     Net cash used in operating activities for the three months ended March 31, 2007 was $290,133 resulting from net income of $254,640 and non-cash operating expense of $74,581, offset by net cash used in operating assets and liabilities of $619,354. Cash used by changes in operating assets and liabilities was principally due to increased inventories and prepaid expenses for trade shows, which was offset by cash from decreases in account receivable and increases in accounts payable and accrued expenses.
     Cash utilized for investing activities during the three months ended March 31, 2007 totaled $218,619 for property and equipment purchased and software development costs capitalized.
     During the three months ended March 31, 2007, ViewCast’s financing activities provided cash of $942,295, which resulted from cash provided from exercise of employee stock options of $6,970 and exercise of warrants of $936,434 offset by cash used for repayment of long-term debt of $1,109.
     Since October 1998, the Company has maintained a credit facility with an entity controlled by one of its principal stockholders, Mr. H.T. Ardinger. In December 2006, ViewCast.com, Inc., Osprey Technologies, Inc. and VideoWare, Inc. (jointly and severally, “the Borrower”) amended the terms and conditions of the loan and security agreement with the Ardinger Family Partnership, Ltd. Under the amended terms the $1,250,000 of the primary principal and $3,891,361 of accrued interest or secondary principal are due December 31, 2009, subject to certain earlier payment conditions. The interest on the primary principal amount will accrue and be paid monthly based on the effective prime rate plus 1.0% (8.25% as of March 31, 2007) provided, however, that this rate shall not exceed 9.5% prior to December 31, 2007. Interest on the unpaid accrued interest note shall accrue based on the effective Applicable Federal Rate, as defined in the agreement, (4.69% as of March 31, 2007) and shall be paid in full on the maturity date. The amended note agreement is secured by all the assets of the Borrower..
     On or before the effective expiration date during February 2007, ViewCast received $936,434 in proceeds from the exercise of 3,534,610 of its outstanding private and public equivalent common stock purchase warrants resulting in the issuance of the same amount of common stock. The remaining 265,070 public warrants outstanding expired. At March 31, 2007, ViewCast had outstanding 3,150,970 non-redeemable private warrants with exercise prices ranging from $0.45 to $0.48 per share and with varying expiration dates through December 2013.
     In October of 2005, ViewCast adopted the ViewCast 2005 Stock Incentive Plan, which replaced ViewCast’s expired stock option plans (the 1995 Employee Stock Option Plan and the 1995 Director Stock Option Plan) and become the sole plan for providing equity-based incentive compensation to ViewCast’s employees, non-employee directors and other service providers. ViewCast adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s 2006 fiscal year. ViewCast recorded approximately $2,788 for stock-based compensation expense in 2007. During the quarter ended March 31, 2007, there were no new options granted under the ViewCast 2005 Stock Incentive Plan. However, ViewCast anticipates that it will grant additional share-based awards to employees in the future, which will increase the stock-based compensation expense.
     At March 31, 2007, ViewCast had a consolidated stockholders’ deficit of $318,310, and in accordance with Delaware law, was precluded from paying dividends on its outstanding Series B and Series C convertible preferred stock. As a result, no preferred stock dividends have been declared or paid during 2007. The Series B and Series C preferred stock issues carry cumulative dividends of 8% and 9% per year, respectively, and are generally payable semi-annually in arrears in cash or in ViewCast common stock, at ViewCast’s option. Cumulative dividends in arrears on preferred shares are approximately: Series B-$3,382,000, Series C-$976,000. Holders of Series B and Series C preferred stock have no voting rights except as required by law.

ViewCast.com, Inc. and Subsidiaries
Management’s Discussion and Analysis or
Plan of Operation — Continued
     At March 31, 2007, ViewCast had a working capital of $4,025,791 and cash and cash equivalents of $1,001,052. ViewCast utilizes significant capital to design, develop and commercialize its products and intends to fund its operating activities and sales growth during the next twelve months by utilizing existing cash, cash contributed from operations and its available working capital lines of credit to the extent possible. ViewCast anticipates it will require additional working capital during 2007 and 2008 to support the expansion of sales channels and market distribution, to develop and introduce new products and services, to enhance existing product offerings, to address unanticipated competitive threats or technical problems, to transition adverse economic conditions, to service its debt and for potential acquisition transactions.
     ViewCast plans to improve its working capital position by increasing sales and through other initiatives that may include raising additional equity and by exercise of warrants if market conditions allow. ViewCast’s increased product sales and cash flow, coupled with recent initiatives to restructure its balance sheet have made significant improvements to its financial position. ViewCast has reduced debt and increased net equity by $11,636,282 with the conversion of debentures in 2004, preferred stock in 2005 and stockholder debt in 2006. The remaining stockholder debt outstanding was amended into a facility with a long term payout generally due December 31, 2009. The exercise of warrants in February 2007 generated $936,434 in additional working capital and net equity. The result at March 31, 2007 is a positive working capital of $4,025,791 compared to negative working capital in the prior year.
     ViewCast intends to continue these initiatives and discussions related to current and potentially new debt and equity relationships. Although ViewCast has no firm arrangements with respect to additional capital financing, in an ongoing basis, it considers proposals received from potential investors relating to the issuance of equity securities in exchange for a cash investment in ViewCast. There can be no assurance that additional financing will be available to ViewCast on acceptable terms, or at all. Additional equity financing may involve substantial dilution to our then existing stockholders. ViewCast intends to actively pursue other strategic merger and acquisition activities to the extent possible. In the event we are unable to raise additional capital or execute other alternatives, we may be required to sell segments of the business, or substantially reduce or curtail our activities. Such actions could result in charges that could be material to ViewCast’s results of operations or financial position.
     At March 31, 2007, ViewCast had no material commitments for capital expenditures.
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

ViewCast.com, Inc.
(Registrant)

BY:

Date: May 15, 2007	/s/ George C. Platt
George C. Platt
Chief Executive Officer
Principal Executive Officer

/s/ Laurie L. Latham Laurie L. Latham
Chief Financial Officer
Principal Financial and Accounting Officer

EXHIBIT INDEX

Exhibit
Number

31.1	Rule 13a-14(a)/15d-14(a) Certifications

32.1	Section 1350 Certifications