Form 10QSB
period 2007-06-30
VIEWCAST COM INC
filed 2007-08-14
CIK 921313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-QSB
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007

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
As of July 31, 2007, 32,055,256 shares of the Registrant’s common stock were outstanding.
Transitional Small Business Disclosure Format (check one): Yes ☐ No ☑

ViewCast.com, Inc. and Subsidiaries
Index to Form 10-QSB

VIEWCAST.COM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
	2006	2007
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$567,509	$312,714
Accounts receivable, less allowance for doubtful accounts of $30,756 and $55,405 at December 31, 2006 and June 30, 2007, respectively	2,084,723	1,738,647
Inventories, net	2,155,212	3,727,987
Prepaid expenses	148,039	217,296

Total current assets	4,955,483	5,996,644

Property and equipment, net	446,758	841,378
Intangible assets, net	177,737	230,344
Deposits	59,107	71,204

Total assets	$5,639,085	$7,139,570

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$982,472	$1,279,809
Accrued expenses	1,020,535	927,804
Current maturities of long-term debt	2,807	3,622

Total current liabilities	2,005,814	2,211,235

Long-term debt, less current maturities	491	39,286
Stockholder note payable	5,141,361	5,141,361
Stockholder accrued interest	10,561	100,368

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, $0.0001 par value, authorized 5,000,000 shares:
Series B convertible — issued and outstanding shares - 800,000	80	80
Series C convertible — issued and outstanding shares - 200,000	20	20
Series E convertible — issued and outstanding shares - 80,000	8	8
Common stock, $.0001 par value, authorized 100,000,000 shares:
Issued shares — 28,752,143 and 32,316,753 at December 31, 2006 and June 30, 2007, respectively	2,875	3,232
Additional paid-in capital	68,986,065	69,938,668
Accumulated deficit	(70,496,284)	(70,282,782)
Treasury stock, 261,497 shares at cost	(11,906)	(11,906)

Total stockholders’ deficit	(1,519,142)	(352,680)

Total liabilities and stockholders’ deficit	$5,639,085	$7,139,570

The accompanying notes are an integral part of these condensed consolidated statements.

VIEWCAST.COM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2006	2007	2006	2007
Net sales	$3,562,309	$3,926,394	$6,441,433	$7,408,856

Cost of sales	1,547,438	1,623,999	2,888,204	3,071,320

Gross profit	2,014,871	2,302,395	3,553,229	4,337,536

Operating expenses:
Selling, general and administrative	1,797,135	1,666,275	3,318,626	3,113,852
Research and development	531,302	518,743	1,105,474	976,501
Depreciation and amortization	69,080	97,733	124,777	159,155

Total operating expenses	2,397,517	2,282,751	4,548,877	4,249,508

Operating income (loss)	(382,646)	19,644	(995,648)	88,028

Other income (expense):
Interest expense, net (including $242,334, $73,480, $482,004 and $146,988 of expense to related parties, respectively)	(232,397)	(60,782)	(471,388)	(124,526)
Other income (expense)	—	—	(8,580)	250,000

Total other income (expense)	(232,397)	(60,782)	(479,968)	125,474

Income tax expense	—	—	—	—

NET INCOME (LOSS)	$(615,043)	$(41,138)	$(1,475,616)	$213,502

Preferred stock dividends	(204,250)	(204,250)	(406,255)	(406,255)

Net loss applicable to common stockholders	$(819,293)	$(245,388)	$(1,881,871)	$(192,753)

Net loss per share - basic and diluted	$(0.03)	$(0.01)	$(0.07)	$(0.01)

Weighted average number of common shares outstanding — basic and diluted	25,627,959	32,048,553	25,627,959	31,349,864

The accompanying notes are an integral part of these condensed consolidated statements.

VIEWCAST.COM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
FOR THE SIX MONTHS ENDED JUNE 30, 2007
(UNAUDITED)

	Series B		Series C		Series E
	Convertible		Convertible		Convertible				Additional			Total
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated	Treasury	Stockholders’
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Shares	Par Value	Capital	Deficit	Stock	Deficit
Balances, December 31, 2006	800,000	$80	200,000	$20	80,000	$8	28,752,143	$2,875	$68,986,065	$(70,496,284)	$(11,906)	$(1,519,142)

Stock based compensation expense	—	—	—	—	—	—	—	—	6,706	—	—	6,706

Exercise of stock options	—	—	—	—	—	—	30,000	3	9,817	—	—	9,820

Exercise of stock warrants	—	—	—	—	—	—	3,534,610	354	936,080	—	—	936,434

Net income	—	—	—	—	—	—	—	—	—	213,502	—	213,502

Balances, June 30, 2007	800,000	$80	200,000	$20	80,000	$8	32,316,753	$3,232	$69,938,668	$(70,282,782)	$(11,906)	$(352,680)

The accompanying notes are an integral part of this condensed consolidated statement.

VIEWCAST.COM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the six months ended
	June 30,
	2006	2007
Operating activities:
Net income (loss)	$(1,475,616)	$213,502
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Bad debt expense	20,811	24,649
Depreciation of property and equipment	90,615	137,521
Amortization of software development costs	34,162	21,634
Stock based compensation expense	2,526	6,706
Gain on disposition of property and equipment	11,922	—
Changes in operating assets and liabilities
Accounts receivable	(377,282)	321,427
Inventories	168,410	(1,572,775)
Prepaid expenses	(59,703)	(69,257)
Deposits	(15,540)	(12,097)
Accounts payable	209,566	297,337
Accrued expenses	618,275	(92,731)
Stockholder accrued interest	136,184	89,807

Net cash used in operating activities	(635,670)	(634,277)

Investing activities:
Capitalized software development costs	(120,798)	(74,241)
Purchase of property and equipment	(300,978)	(488,912)

Net cash used in investing activities	(421,776)	(563,153)

Financing activities:
Proceeds from exercise of stock options	—	9,820
Net proceeds from exercise of warrants	—	936,434
Repayments of long-term debt	(3,773)	(3,619)

Net cash provided by (used in) financing activities	(3,773)	942,635

Net decrease in cash and cash equivalents	(1,061,219)	(254,795)

Cash and cash equivalents, beginning of period	1,447,873	567,509

Cash and cash equivalents, end of period	$386,654	$312,714

Supplemental cash flow information:
Cash paid for interest	$635	$58,781

Property and equipment acquired with capital lease	$—	$43,229

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
     The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in Amendment No. 1 to the Company’s Annual Report on Form 10-KSB/A for the year ended December 31, 2006 filed with the Securities and Exchange Commission.
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
     ViewCast plans to improve its working capital position by increasing sales and through other initiatives that may include raising additional equity and by the exercise of warrants if market conditions permit these initiatives. ViewCast’s increased product sales and cash flow, coupled with recent initiatives to restructure its balance sheet have resulted in significant improvements to its financial position. ViewCast has reduced debt and increased net equity by $11,636,282 with the conversion of debentures in 2004, preferred stock in 2005 and stockholder debt in 2006. The remaining stockholder debt outstanding was amended into a facility with a long term payout generally due December 31, 2009. The result at June 30, 2007 is a positive working capital of $3,785,409 compared to negative working capital in the prior year. The exercise of warrants in February 2007 generated $936,434 in additional working capital and net equity.
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
     Changes in the Company’s allowance for doubtful accounts for the three and six months ended June 30, 2006 and 2007 are as follows:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2006	2007	2006	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Beginning balance	$22,470	$41,128	$13,171	$30,756
Bad debt expense	11,512	14,277	20,811	24,649

Ending balance	$33,982	$55,405	$33,982	$55,405

3. Inventories
     Inventories consist of the following:

	December 31,	June 30,
	2006	2007
		(Unaudited)
Purchased materials	$1,410,411	$1,821,132
Finished goods	744,801	1,906,855

	$2,155,212	$3,727,987

4. Accrued Expenses
     Accrued expenses consist of the following:

	December 31,	June 30,
	2006	2007
		(Unaudited)
Accrued compensation	$217,445	$243,643
Accrued warranty	117,636	90,154
Accrued inventory purchases	95,068	157,930
Customer deposits	166,844	28,214
Deferred rent	118,496	118,162
Deferred revenue	71,857	97,092
Accrued taxes and other	233,189	192,609

	$1,020,535	$927,804

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
     The following table below shows the changes in accrued warranty expense for the three and six months ended June 30, 2006 and 2007:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2006	2007	2006	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Beginning balance	$62,508	$100,786	$57,667	$117,636
Charged to expense	14,537	46,660	29,445	85,243
Usage	(13,646)	(57,292)	(23,713)	(112,725)

Ending balance	$63,399	$90,154	$63,399	$90,154

6. Property and Equipment
     Property and equipment, at cost, consists of the following:

	Estimated
	Useful Life	December 31,	June 30,
	(Years)	2006	2007
			(Unaudited)
Computer equipment	3 to 7	$408,174	$569,464
Service equipment and components	3	—	242,362
Software	3 to 5	132,909	182,110
Leasehold improvements	1 to 5	121,746	130,409
Office furniture and equipment	5 to 7	604,768	671,966

		1,267,597	1,796,311
Less accumulated depreciation and amortization		(820,839)	(954,933)

		$446,758	$841,378

7. Stockholder Term Note
     Since October 1998, the Company has maintained a credit facility with an entity controlled by one of its principal stockholders, Mr. H.T. Ardinger. In December 2006, ViewCast.com, Inc., Osprey Technologies, Inc. and VideoWare, Inc. (jointly and severally, “the Borrower”) amended the terms and conditions of the loan and security agreement with the Ardinger Family Partnership, Ltd. Under the amended terms the $1,250,000 of the primary principal and $3,891,361 of accrued interest or secondary principal are due December 31, 2009, subject to certain earlier payment conditions. The interest on the primary principal amount will accrue and be paid monthly based on the effective prime rate plus 1.0% (8.25% as of June 30, 2007) provided, however, that this rate shall not exceed 9.5% prior to December 31, 2007. Interest on the unpaid accrued interest note shall accrue based on the effective Applicable Federal Rate, as defined in the agreement, (4.64% as of June 30, 2007) and shall be paid in full on the maturity date. The amended note agreement is secured by all the assets of the Borrower.

ViewCast.com, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements — Continued
     The Company’s long-term debt consists of:

	December 31, 2006	June 30, 2007

Aggregate of the Outstanding Principal (“Primary Principal Amount”), with interest due at a rate per annum equal to the lesser of prime plus 1.0% (8.25% at December 31, 2006 and June 30, 2007, respectively) or 9.5% fixed rate, due December 31, 2009.	1,250,000	1,250,000

Accrued and Outstanding Interest (“Secondary Principal Amount”), with interest due at a rate per annum equal to the lesser of Applicable Federal Rate (4.73% and 4.64% at December 31, 2006 and June 30, 2007, respectively) or 9.5% fixed rate, due December 31, 2009.	3,891,361	3,891,361
Other long-term debt	3,298	42,908

Total long-term debt	5,144,659	5,184,269
Less current maturities	(2,807)	(3,622)

Total long-term debt less current maturities	$5,141,852	$5,180,647

8. Warrants
     The Company has issued private warrants to purchase common stock of the Company in connection with the issuance and repayment of certain notes payable, as inducement for early exercise of private warrants and as compensation for services rendered by various consultants. Additionally, the Company issued public warrants to purchase common stock of the Company in connection with its initial public offering and concurrent debt retirement and debt for equity exchange. On or before the expiration date during February 2007, the Company received $936,434 in proceeds from the exercise of 3,534,610 of its outstanding public and public equivalent common stock purchase warrants resulting in the issuance of the same amount of common stock. The remaining 265,070 public warrants and 33,332 private warrants expired in the first quarter. In April of 2007, an additional 650,970 outstanding private warrants expired.
     Following is a summary of warrant activity from January 1, 2007 through June 30, 2007:

	Warrants
			Weighted-
	Number	Exercise	Average
	of Warrants	Price	Exercise Price

Outstanding and exercisable at December 31, 2006	6,983,982	$0.28 - 1.00	$0.37

Granted	—	—	—
Exercised	(3,534,610)	0.28	0.28
Cancelled	(949,372)	0.28 - 1.00	0.42

Outstanding and exercisable at June 30, 2007	2,500,000	$0.48	$0.48

     At June 30, 2007, the Company had outstanding 2,500,000 private warrants to purchase common stock of the Company with exercise prices of $0.48 per share and expiration dates in December 2013.

ViewCast.com, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements — Continued
9. Net loss Per Share Data
     Basic net loss per share is calculated by dividing net loss by the number of weighted average common shares outstanding for the period. Since the Company has reported net losses applicable to common shareholders for all periods presented, the computation of diluted loss per share excludes the effects of convertible preferred stock, options, and warrants since their effect is anti-dilutive.
     Following is a summary of excluded securities:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006	2007	2006	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Stock options	2,704,675	2,426,225	2,868,933	2,462,350
Public and private warrants	4,746,482	2,825,485	4,746,482	3,465,817
Convertible preferred stock — Series B	2,206,896	2,206,896	2,206,896	2,206,896
Convertible preferred stock — Series C	3,333,333	3,333,333	3,333,333	3,333,333
Convertible preferred stock — Series E	—	15,686,274	—	15,686,274

	12,991,386	26,478,213	13,155,644	27,154,670

10. Stock-Based Compensation
     The Company has various stock-based employee compensation plans, which are described more fully in Note 12 of the Notes to Consolidated Financial Statements in Amendment No. 1 to the Company’s Annual Report on Form 10-KSB/A for the fiscal year ended December 31, 2006.
     On January 1, 2006, the Company adopted Statement of Financial Accounting Standard No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”), which requires the measurement and recognition of all share-based payment awards made to employees and directors including stock options and employee stock purchases related to the Employee Stock Purchase Plan (“ESPP”) based on estimated fair values. SFAS 123(R) supersedes the Company’s previous accounting under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” for periods beginning in fiscal year 2006. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R).
     Stock-based compensation expense recognized under SFAS 123(R) for the six months ended June 30, 2007 was $6,706. Prior to the adoption of SFAS 123(R), the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB No. 25 as allowed under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Under the intrinsic value method, no stock-based compensation expense for stock options grants was recognized because the exercise price of the Company’s stock options granted to employees and directors equaled the fair market value of the underlying stock at the date of grant.
     Stock-based compensation expense recognized in the Company’s Statement of Operations for the first six months of 2007 includes compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). Stock-based compensation expense recognized in the Company’s Statement of Operations for the first six months of 2007 is based on awards ultimately expected to vest and has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.
     The Company uses the Black-Scholes option-pricing model (“Black-Scholes”) as its method of valuation under SFAS 123(R). This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. Black-Scholes was also previously used for the Company’s pro forma information required under SFAS 123 for periods prior to fiscal year 2006. The fair value of share-based payment

ViewCast.com, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements — Continued
awards on the date of grant as determined by the Black-Scholes model is affected by our stock price as well as other assumptions. These assumptions include, but are not limited to the expected stock price volatility over the term of the awards and the actual and projected employee stock option exercise behaviors. The weighted-average estimated value of employee stock options granted during the six months ended June 30, 2007 was estimated using the Black-Scholes model with the following weighted-average assumptions:

Six months ended
June 30,
2007
Expected volatility	108%
Risk-free interest rate	4.72%
Expected dividends	0.0%
Expected term in years	4.08
     At June 30, 2007, the balance of unearned stock-based compensation to be expensed in future periods related to unvested share-based awards, as adjusted for expected forfeitures, is approximately $28,000. The weighted-average period over which the unearned stock-based compensation is expected to be recognized is approximately two years.
     Following is a summary of stock option activity from January 1, 2007 through June 30, 2007:

	Stock Options
			Weighted-
			Average
	Number	Price Per	Exercise Price
	of Shares	Share	Per Share

Outstanding at January 1, 2007	2,534,600	$0.20-$9.00	$2.20

Granted	50,000	0.39	0.39
Exercised	(30,000)	0.29 - 0.41	0.33
Canceled/forfeited	(126,750)	0.20 - 9.00	2.14

Outstanding at June 30, 2007	2,427,850	$0.20-$7.14	$2.19

     The following information applies to options outstanding at June 30, 2007:

		Weighted-
		Average	Weighted-		Weighted-
Range of	Outstanding at	Remaining	Average	Exercisable at	Average
Exercise	June 30,	Contractual	Exercise	June 30,	Exercise
Prices	2007	Life	Price	2007	Price

$0.01 - $1.00	1,108,000	6.7	$0.38	963,552	$0.40
1.01 - 2.00	576,850	3.6	1.15	576,850	1.15
2.01 - 3.00	110,000	2.6	2.51	110,000	2.51
3.01 - 4.00	67,500	1.5	3.50	67,500	3.50
4.01 - 5.00	37,500	1.1	4.20	37,500	4.20
5.01 - 6.00	116,000	2.5	5.50	116,000	5.50
6.01 - 7.00	2,000	1.8	7.00	2,000	7.00
7.01 - 8.00	410,000	2.2	7.10	260,000	7.10

	2,427,850	4.6	$2.19	2,133,402	$1.98

ViewCast.com, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements — Continued
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
     At December 31, 2006 the Company has federal income tax net operating loss carryforwards of approximately $71,000,000. The Company did not recognize any federal income tax expense in the first six months of 2007.
13. Related Party Transactions
     As discussed in Note 7, the Company has a stockholder term note which totals $5,141,361 at June 30, 2007. The Company incurred $73,480 and $242,334 in related party interest expense during the three months ended June 30, 2007 and 2006, respectively. The Company incurred $146,988 and $482,004 in related party interest expense during the six months ended June 30, 2007 and 2006, respectively.
     During the six months ended June 30, 2007, H. T. Ardinger exercised 20,000 stock options, 81,000 public warrants and 520,000 public equivalent common stock purchase warrants. H.T. Ardinger & Son Company, Inc. exercised 295,000 public warrants and the Ardinger Family Partnership, Ltd. exercised 200,000 public equivalent common stock purchase warrants. The Company received $308,370 in proceeds from these transactions and issued 1,116,000 shares of its common stock.
14. Accounts Receivable Loan Facility
     On June 29, 2007, the Company entered into a Purchase and Sale Agreement/Security Agreement (the “Agreement”) with Amegy Bank National Association, a national banking association (“Amegy”). The Agreement provides the Company with an accounts receivable loan facility to provide a source of working capital. As of June 30, 2007 the Company had no borrowings under this facility.
     Under the Agreement, ViewCast may receive advances by selling selected accounts receivable to Amegy from time to time. Amegy will provide to ViewCast an eighty-five percent advance on sold accounts receivable and retain a fifteen percent discount. Upon collection of an account receivable, the remaining fifteen percent is rebated to ViewCast less the Amegy fixed and variable discounts. The Amegy fixed discount equals 0.2% of the account receivable for the first 15 days the account receivable is outstanding plus an additional 0.2% for each additional 15 day period, up to 1.2% for receivables 76 to 90 days outstanding. The variable discount is calculated for each day that the amount advanced by Amegy is outstanding until repaid by collection of the account receivable and equals the prime rate plus 1.5% divided by 360 multiplied by the advance amount for each account receivable. To secure amounts due under the Agreement, Viewcast granted Amegy a security interest in all of its assets owned as of the date of the Agreement or thereafter acquired. Viewcast may purchase any account receivable previously sold and is required to repurchase an account receivable after 90 days if not previously collected or if the receivable becomes disputed or any covenant, representation or warranty contained in the Agreement is breached or Viewcast otherwise become in default.

ViewCast.com, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Item 2. Management’s Discussion and Analysis
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
     In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “expects,” “should,” “anticipates,” “believes,” “estimates,” “predicts,” “plans,” “potential,” “intends” or “continue” or the negative of such terms or other comparable terminology.
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

ViewCast.com, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements — Continued
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

ViewCast.com, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements — Continued
Results of Operations
Three and Six Months Ended June 30, 2007 compared to
Three and Six Months Ended June 30, 2006.
     Net Sales. During the three months ended June 30, 2007, net sales increased by 10.2% to $3,926,394 compared to the same period net sales in 2006 of $3,562,309. During the six months ended June 30, 2007, net sales of $7,408,856 increased by 15.0% compared to same period net sales in 2006 of $6,441,433. The net sales improvement was due to sales growth of our streaming/encoding systems. We expect continued sales growth as new products begin to ship during the third and fourth quarters of 2007 and into 2008.
     ViewCast Niagara® Streaming/Encoding System Sales. During the three months ended June 30, 2007, combined system and software sales increased 71.5% over the second quarter of 2006. During the six months ended June 30, 2007, combined system and software sales increased 65.2% over 2006 levels and represented 41.6% of total net sales, compared to 28.9% of total net sales during the same period in 2006. The increase in 2007 sales was due to increased multi-unit sales of ViewCast’s Niagara systems.
     Osprey Product Sales. During the three months ended June 30, 2007, sales of Osprey video capture cards, and software products decreased 14.7% from the 2006 level for the same period. During the six months ended June 30, 2007, sales of Osprey products decreased 6.1% from the 2006 level for the same period and represented 57.7% of total net sales, compared to 70.6% of total net sales in the first six months of 2006. Pacific Rim and Middle East and Africa sales of Osprey products improved 11.9% and 22.2%, respectively, while North America and Europe sales decreased.
     Other Revenues. Other revenues consist of software maintenance, training, engineering consulting fees, and professional services and represented 0.7% of revenues for the six months ended June 30, 2007. For the quarter and the six months ended June 30, 2007, other revenues totaled $25,400 and $54,850, respectively, compared to the quarter and the six months ended June 30, 2006 of $6,439 and $26,831, respectively.
     Cost of Sales and Gross Margins. Cost of sales totaled $1,623,999 for the quarter ended June 30, 2007, a 4.9% increase from the $1,547,438 reported for the same period in 2006. Gross profit margin for the quarter ended June 30, 2007 was $2,302,395 or 58.6% compared to $2,014,871 or 56.6% in 2006. Cost of sales totaled $3,071,320 for the six months ended June 30, 2007, a 6.3% increase from the $2,888,204 reported for the same period in 2006 due to increased sales. Gross profit margin for the six months ended June 30, 2007 was $4,337,536 or 58.5% compared to $3,553,229 or 55.2% in 2006. The change in margin percentages from 2006 to 2007 reflects fewer inventory cost adjustments in 2007 compared to 2006 when the initial changeover to components that comply with European Union environmental regulations occurred.
     We expect future margins for the video products to remain comparable to historical margins in the 50%-60% range. Margins will be affected quarter to quarter by promotional activities, price adjustments, cost of materials, inventory obsolescence, the introduction of new products and the sales mix between products and services in any one reporting period.
     Selling, General and Administrative Expense. Selling, general and administrative expenses for the three and six months ended June 30, 2007 totaled $1,666,275 and $3,113,852, respectively, a decrease from the $1,797,135 and $3,318,626, respectively, reported last year for the same periods. The decrease was primarily due to reduction of trade show and collateral expenses.
     Research and Development Expense. Research and development expense for the three and six months ended June 30, 2007 totaled $518,743 and $976,501, respectively, a decrease of 2.4% and 11.7% to comparable 2006 levels, reflecting a decrease in prototype and related expenses for new products compared to the first six months of 2006. Research and development expenses fluctuate depending on the number of product introductions planned and as new product prototypes, testing and certifications are completed.
     Other Income (Expense). Total other income for the first six months of 2007 totaled $125,474 compared to total other expense of $479,968 in 2006. The improvement was due to other income from an insurance claim and lower interest expense during the first six months of 2007. In the first quarter of 2007, ViewCast received $250,000

ViewCast.com, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements — Continued
proceeds from the settlement of a business interruption insurance claim caused by the temporary disruption of parts supplied by a vendor which occurred in 2005. Interest expense during the second quarters of 2007 and 2006 was $60,782 and $232,397, respectively, representing interest primarily from stockholder debt. Interest expense during the first six months of 2007 and 2006 was $124,526 and $471,388, respectively. The decrease in interest expense is principally due to the decrease of the principal outstanding and interest rate of our stockholder debt that occurred from the debt restructuring in December of 2006.
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
     Net cash used in operating activities for the six months ended June 30, 2007 was $634,277 resulting from net income of $213,502 and non-cash operating expense of $190,510, offset by net cash used in operating assets and liabilities of $1,038,289. Cash used by changes in operating assets and liabilities was principally due to increased inventories and prepaid expenses for trade shows, which was offset by cash from decreases in account receivable and increases in accounts payable.
     Cash utilized for investing activities during the six months ended June 30, 2007 totaled $563,153 for property and equipment purchased and software development costs capitalized.
     During the six months ended June 30, 2007, ViewCast’s financing activities provided cash of $942,635, which resulted from cash provided from exercise of employee stock options of $9,820 and exercise of warrants of $936,434 offset by cash used for repayment of long-term debt of $3,619.
     Since October 1998, the Company has maintained a credit facility with an entity controlled by one of its principal stockholders, Mr. H.T. Ardinger. In December 2006, ViewCast.com, Inc., Osprey Technologies, Inc. and VideoWare, Inc. (jointly and severally, “the Borrower”) amended the terms and conditions of the loan and security agreement with the Ardinger Family Partnership, Ltd. Under the amended terms the $1,250,000 of the primary principal and $3,891,361 of accrued interest or secondary principal are due December 31, 2009, subject to certain earlier payment conditions. The interest on the primary principal amount will accrue and be paid monthly based on the effective prime rate plus 1.0% (8.25% as of June 30, 2007) provided, however, that this rate shall not exceed 9.5% prior to December 31, 2007. Interest on the unpaid accrued interest note shall accrue based on the effective Applicable Federal Rate, as defined in the agreement, (4.64% as of June 30, 2007) and shall be paid in full on the maturity date. The amended note agreement is secured by all the assets of the Borrower.
     On June 29, 2007, the Company entered into a Purchase and Sale Agreement/Security Agreement (the “Agreement”) with Amegy Bank National Association, a national banking association (“Amegy”). The Agreement provides the Company with an accounts receivable loan facility to provide a source of working capital. As of June 30, 2007 the Company had no borrowings under this facility. Under the Agreement, ViewCast may receive advances by selling selected accounts receivable to Amegy from time to time. Amegy will provide to ViewCast an eighty-five percent advance on sold accounts receivable and retain a fifteen percent discount. Upon collection of an account receivable, the remaining fifteen percent is rebated to ViewCast less the Amegy fixed and variable discounts. The Amegy fixed discount equals 0.2% of the account receivable for the first 15 days the account receivable is outstanding plus an additional 0.2% for each additional 15 day period, up to 1.2% for receivables 76 to 90 days outstanding. The variable discount is calculated for each day that the amount advanced by Amegy is outstanding until repaid by collection of the account receivable and equals the prime rate plus 1.5% divided by 360 multiplied by the advance amount for each account receivable. To secure amounts due under the Agreement, Viewcast granted Amegy a security interest in all of its assets owned as of the date of the Agreement or thereafter acquired. Viewcast may purchase any account receivable previously sold and is required to repurchase an account receivable after 90 days if not previously collected or if the receivable becomes disputed or any covenant, representation or warranty contained in the Agreement is breached or Viewcast otherwise become in default.

ViewCast.com, Inc. and Subsidiaries
Management’s Discussion and Analysis
     On or before the effective expiration date during February 2007, ViewCast received $936,434 in proceeds from the exercise of 3,534,610 of its outstanding private and public equivalent common stock purchase warrants resulting in the issuance of the same amount of common stock. The remaining 265,070 public warrants and 33,332 private warrants expired in the first quarter. In April of 2007, an additional 650,970 outstanding private warrants expired. At June 30, 2007, ViewCast had outstanding 2,500,000 non-redeemable private warrants with exercise prices of $0.48 per share and with expiration dates in December 2013.
     At June 30, 2007, ViewCast had a consolidated stockholders’ deficit of $352,680, and in accordance with Delaware law, was precluded from paying dividends on its outstanding Series B and Series C convertible preferred stock. As a result, no preferred stock dividends have been declared or paid during 2007. The Series B and Series C preferred stock issues carry cumulative dividends of 8% and 9% per year, respectively, and are generally payable semi-annually in arrears in cash or in ViewCast common stock, at ViewCast’s option. Cumulative dividends in arrears on preferred shares are approximately: Series B-$3,541,000, Series C-$1,021,000. Holders of Series B and Series C preferred stock have no voting rights except as required by law.
     At June 30, 2007, ViewCast had working capital of $3,785,409 and cash and cash equivalents of $312,714. ViewCast utilizes significant capital to design, develop and commercialize its products and intends to fund its operating activities and sales growth during the next twelve months by utilizing existing cash, cash contributed from operations and its available working capital lines of credit to the extent possible. ViewCast anticipates it will require additional working capital during 2007 and 2008 to support the expansion of sales channels and market distribution, to develop and introduce new products and services, to enhance existing product offerings, to address unanticipated competitive threats or technical problems, to transition adverse economic conditions, to service its debt and for potential acquisition transactions.
     ViewCast plans to improve its working capital position by increasing sales and through other initiatives that may include raising additional equity and by exercise of warrants if market conditions allow. ViewCast’s increased product sales and cash flow, coupled with recent initiatives to restructure its balance sheet have made significant improvements to its financial position. ViewCast has reduced debt and increased net equity by $11,636,282 with the conversion of debentures in 2004, preferred stock in 2005 and stockholder debt in 2006. The remaining stockholder debt outstanding was amended into a facility with a long term payout generally due December 31, 2009. The exercise of warrants in February 2007 generated $936,434 in additional working capital and net equity. The result at June 30, 2007 is a positive working capital of $3,785,409 compared to negative working capital in the prior year.
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
     At June 30, 2007, ViewCast had no material commitments for capital expenditures.
Off-Balance Sheet Arrangements
     ViewCast does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on ViewCast’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

ViewCast.com, Inc. and Subsidiaries
Controls and Procedures
Item 3. Controls and Procedures
     Management, including the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is (i) recorded, processed, summarized and reported as and when required and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal finance officer, as appropriate to allow timely decisions regarding disclosure.
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

ViewCast.com, Inc. (Registrant) BY:
Date: August 14, 2007	/s/ George C. Platt
George C. Platt
Chief Executive Officer Principal Executive Officer

/s/ Laurie L. Latham
Laurie L. Latham
Chief Financial Officer Principal Financial and Accounting Officer

EXHIBIT INDEX

Exhibit
Page No.	Description of Exhibit

10.40	Purchase and Sale Agreement/Security Agreement by and among ViewCast.com, Inc., Osprey Technologies, Inc., Videoware, Inc. and Amegy Bank National Association, dated June 29, 2007. (1)

10.41	Amendment to Purchase and Sale Agreement/Security Agreement by and among ViewCast.com, Inc., Osprey Technologies, Inc., Videoware, Inc. and Amegy Bank National Association, dated June 29, 2007. (1)

31.1	Rule 13a-14(a)/15d-14(a) CEO Certification*

31.2	Rule 13a-14(a)/15d-14(a) CFO Certification*

32.1	Section 1350 CEO Certification*

32.2	Section 1350 CFO Certification*

(1)	Incorporated by reference to Form 8-K filed July 6, 2007.

*	Filed herewith.