Form 10QSB
period 2007-09-30
VIEWCAST COM INC
filed 2007-11-14
CIK 921313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-QSB
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007

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
As of October 31, 2007, 32,080,256 shares of the Registrant’s common stock were outstanding.
Transitional Small Business Disclosure Format (check one): Yes ☐ No ☑

ViewCast.com, Inc. and Subsidiaries
Index to Form 10-QSB

VIEWCAST.COM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2006	2007
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$567,509	$398,501
Accounts receivable, less allowance for doubtful accounts of $30,756 and $69,100 at December 31, 2006 and September 30, 2007, respectively	2,084,723	1,620,154
Inventories, net	2,155,212	2,984,199
Prepaid expenses	148,039	273,881

Total current assets	4,955,483	5,276,735

Property and equipment, net	446,758	795,333
Intangible assets, net	177,737	273,198
Deposits	59,107	71,204

Total assets	$5,639,085	$6,416,470

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$982,472	$645,700
Accrued expenses	1,020,535	908,663
Current maturities of long-term debt	2,807	6,793

Total current liabilities	2,005,814	1,561,156

Long-term debt, less current maturities	491	48,119
Stockholder note payable	5,141,361	5,141,361
Stockholder accrued interest	10,561	145,755

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, $0.0001 par value, authorized 5,000,000 shares:
Series B convertible — issued and outstanding shares — 800,000	80	80
Series C convertible — issued and outstanding shares — 200,000	20	20
Series E convertible — issued and outstanding shares — 80,000	8	8
Common stock, $.0001 par value, authorized 100,000,000 shares:
Issued shares — 28,752,143 and 32,341,753 at December 31, 2006 and September 30, 2007, respectively	2,875	3,234
Additional paid-in capital	68,986,065	69,968,947
Accumulated deficit	(70,496,284)	(70,440,304)
Treasury stock, 261,497 shares at cost	(11,906)	(11,906)

Total stockholders’ deficit	(1,519,142)	(479,921)

Total liabilities and stockholders’ deficit	$5,639,085	$6,416,470

The accompanying notes are an integral part of these condensed consolidated statements.

VIEWCAST.COM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2006	2007	2006	2007

Net sales	$3,299,321	$4,094,062	$9,740,754	$11,502,918

Cost of sales	1,488,493	1,792,269	4,376,698	4,863,589

Gross profit	1,810,828	2,301,793	5,364,056	6,639,329

Operating expenses:
Selling, general and administrative	1,493,002	1,678,922	4,811,627	4,792,774
Research and development	417,707	596,291	1,523,181	1,572,792
Depreciation and amortization	72,293	104,984	197,070	264,139

Total operating expenses	1,983,002	2,380,197	6,531,878	6,629,705

Operating income (loss)	(172,174)	(78,404)	(1,167,822)	9,624

Other income (expense):
Interest expense, net (including $244,997, $74,451, $727,001 and $221,439 to related parties, respectively)	(239,468)	(79,118)	(710,856)	(203,644)
Other income (expense)	(5,008)	—	(13,588)	250,000

Total other income (expense)	(244,476)	(79,118)	(724,444)	46,356

Income tax expense	—	—	—	—

NET INCOME (LOSS)	$(416,650)	$(157,522)	$(1,892,266)	$55,980

Preferred stock dividends	(206,494)	(206,494)	(612,749)	(612,749)

Net loss applicable to common stockholders	$(623,144)	$(364,016)	$(2,505,015)	$(556,769)

Net loss per share — basic and diluted	$(0.02)	$(0.01)	$(0.10)	$(0.02)

Weighted average number of common shares outstanding — basic and diluted	25,627,959	32,065,582	25,627,959	31,591,058

The accompanying notes are an integral part of these condensed consolidated statements.

VIEWCAST.COM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007
(UNAUDITED)

	Series B		Series C		Series E
	Convertible		Convertible		Convertible				Additional			Total
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated	Treasury	Stockholders’
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Shares	Par Value	Capital	Deficit	Stock	Deficit

Balances, December 31, 2006	800,000	$80	200,000	$20	80,000	$8	28,752,143	$2,875	$68,986,065	$(70,496,284)	$(11,906)	$(1,519,142)

Stock based compensation expense	—	—	—	—	—	—	—	—	29,862	—	—	29,862

Exercise of stock options	—	—	—	—	—	—	55,000	6	16,940	—	—	16,946

Exercise of stock warrants	—	—	—	—	—	—	3,534,610	353	936,080	—	—	936,433

Net income	—	—	—	—	—	—	—	—	—	55,980	—	55,980

Balances, September 30, 2007	800,000	$80	200,000	$20	80,000	$8	32,341,753	$3,234	$69,968,947	$(70,440,304)	$(11,906)	$(479,921)

The accompanying notes are an integral part of this condensed consolidated statement.

VIEWCAST.COM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the nine months ended
	September 30,
	2006	2007
Operating activities:
Net income (loss)	$(1,892,266)	$55,980
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Bad debt expense	27,585	38,344
Depreciation of property and equipment	141,329	221,839
Amortization of software development costs	55,741	42,300
Stock based compensation expense	4,838	29,862
Loss on disposition of property and equipment	16,930	—
Changes in operating assets and liabilities
Accounts receivable	(17,163)	426,226
Inventories	(65,237)	(828,987)
Prepaid expenses	(90,045)	(125,842)
Deposits	(15,540)	(12,097)
Accounts payable	417,240	(336,772)
Accrued expenses	991,062	(111,872)
Stockholder accrued interest	150,436	135,194

Net cash used in operating activities	(275,090)	(465,825)

Investing activities:
Capitalized software development costs	(179,593)	(137,761)
Purchase of property and equipment	(339,533)	(510,704)

Net cash used in investing activities	(519,126)	(648,465)

Financing activities:
Proceeds from exercise of stock options	—	16,946
Net proceeds from exercise of warrants	—	936,433
Repayments of long-term debt	(5,837)	(8,097)

Net cash provided by (used in) financing activities	(5,837)	945,282

Net decrease in cash and cash equivalents	(800,053)	(169,008)

Cash and cash equivalents, beginning of period	1,447,873	567,509

Cash and cash equivalents, end of period	$647,820	$398,501

Supplemental cash flow information:
Cash paid for interest	$1,558	$91,498

Non cash investing and financing activities:
Property and equipment acquired with capital lease	$—	$59,710

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
     The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in Amendment No. 1 to the Company’s Annual Report on Form 10-KSB/A for the year ended December 31, 2006 filed with the Securities and Exchange Commission.
     ViewCast utilizes significant capital to design, develop and commercialize its products and intends to fund its operating activities and sales growth by utilizing existing cash, cash contributed from operations, and from current or new lines of credit to the extent available. ViewCast anticipates it may require additional working capital during 2008 to support the expansion of sales channels and market distribution, to develop and introduce new products and services, to enhance existing product offerings, to address unanticipated competitive threats or technical problems, to transition adverse economic conditions, to service its debt and for potential acquisition transactions.
     ViewCast plans to improve its working capital position by increasing sales and through other initiatives that may include raising additional equity and by the exercise of outstanding warrants if market conditions permit these initiatives. ViewCast’s increased product sales and cash flow, coupled with recent initiatives to restructure its balance sheet have resulted in significant improvements to its financial position. ViewCast has reduced debt and increased net equity by $11,636,282 with the conversion of debentures in 2004, preferred stock in 2005 and stockholder debt in 2006. The remaining stockholder debt outstanding was amended into a facility with a long term payout generally due December 31, 2009. The result at September 30, 2007 is a positive working capital of $3,715,579 compared to negative working capital in the prior year. The exercise of warrants in February 2007 generated $936,433 in additional working capital and net equity. ViewCast intends to continue discussions related to current and potentially new debt and equity relationships. There can be no assurance that additional financing will be available to ViewCast on acceptable terms, or at all. Additional equity financing may involve substantial dilution to our then existing stockholders. ViewCast intends to actively pursue other strategic merger and acquisition activities to the extent possible. In the event we need additional working capital and are unable to raise such capital or execute other alternatives, we may be required to sell segments of the business, or substantially reduce or curtail our activities. Such actions could result in charges that could be material to ViewCast’s results of operations or financial position.
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

ViewCast.com, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements — Continued
     Changes in the Company’s allowance for doubtful accounts for the three and nine months ended September 30, 2006 and 2007 are as follows:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2006	2007	2006	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Beginning balance	$33,982	$55,405	$13,171	$30,756
Bad debt expense	6,774	13,695	27,585	38,344

Ending balance	$40,756	$69,100	$40,756	$69,100

3. Inventories
     Inventories consist of the following:

	December 31,	September 30,
	2006	2007
		(Unaudited)
Purchased materials	$1,410,411	$2,001,405
Finished goods	744,801	982,794

	$2,155,212	$2,984,199

4. Accrued Expenses
     Accrued expenses consist of the following:

	December 31,	September 30,
	2006	2007
		(Unaudited)
Accrued compensation	$217,445	$254,480
Accrued warranty	117,636	119,694
Accrued inventory purchases	95,068	36,918
Customer deposits	166,844	61,934
Deferred rent	118,496	112,225
Deferred revenue	71,857	91,024
Accrued taxes and other	233,189	232,388

	$1,020,535	$908,663

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
     The following table below shows the changes in accrued warranty expense for the three and nine months ended September 30, 2006 and 2007:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2006	2007	2006	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Beginning balance	$63,399	$90,154	$57,667	$117,636
Charged to expense	15,224	33,380	44,669	118,625
Usage	(22,891)	(3,840)	(46,604)	(116,567)

Ending balance	$55,732	$119,694	$55,732	$119,694

6. Property and Equipment
     Property and equipment, which is recorded at cost, consists of the following:

	Estimated
	Useful Life	December 31,	September 30,
	(Years)	2006	2007
			(Unaudited)
Computer equipment	3 to 7	$408,174	$599,609
Service equipment and components	3	—	242,362
Software	3 to 5	132,909	182,110
Leasehold improvements	1 to 5	121,746	130,409
Office furniture and equipment	5 to 7	604,768	680,300

		1,267,597	1,834,790

Less accumulated depreciation and amortization		(820,839)	(1,039,457)

		$446,758	$795,333

7. Stockholder Term Note
     Since October 1998, the Company has maintained a credit facility with an entity controlled by one of its principal stockholders, Mr. H.T. Ardinger. In December 2006, ViewCast.com, Inc., Osprey Technologies, Inc. and VideoWare, Inc. (jointly and severally, “the Borrower”) amended the terms and conditions of the loan and security agreement with the Ardinger Family Partnership, Ltd. Under the amended terms the $1,250,000 of the primary principal and $3,891,361 of accrued interest or secondary principal are due December 31, 2009, subject to certain earlier payment conditions. The interest on the primary principal amount will accrue and be paid monthly based on the effective prime rate plus 1.0% (7.75% as of September 30, 2007) provided, however, that this rate shall not exceed 9.5% prior to December 31, 2007. Interest on the unpaid accrued interest note shall accrue based on the effective Applicable Federal Rate, as defined in the agreement, (4.82% as of September 30, 2007) and shall be paid in full on the maturity date. The amended note agreement is secured by all the assets of the Borrower.

ViewCast.com, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements — Continued
     The Company’s long-term debt consists of:

	December 31, 2006	September 30, 2007
		(Unaudited)
Aggregate of the Outstanding Principal (“Primary Principal Amount”), with interest due monthly at a rate per annum equal to the lesser of prime plus 1.0% (8.25% and 7.75% at December 31, 2006 and September 30, 2007, respectively) or 9.5% fixed rate, due December 31, 2009.	1,250,000	1,250,000

Accrued and Outstanding Interest (“Secondary Principal Amount”), with interest due at maturity at a rate per annum equal to the lesser of Applicable Federal Rate (4.73% and 4.82% at December 31, 2006 and September 30, 2007, respectively) or 9.5% fixed rate, due December 31, 2009.	3,891,361	3,891,361
Other long-term debt	3,298	54,912

Total long-term debt	5,144,659	5,196,273
Less current maturities	(2,807)	(6,793)

Total long-term debt less current maturities	$5,141,852	$5,189,480

8. Warrants
     The Company has issued private warrants to purchase common stock of the Company in connection with the issuance and repayment of certain notes payable, as inducement for early exercise of private warrants and as compensation for services rendered by various consultants. Additionally, the Company issued public warrants to purchase common stock of the Company in connection with its initial public offering and concurrent debt retirement and debt for equity exchange. On or before the expiration date during February 2007, the Company received $936,433 in proceeds from the exercise of 3,534,610 of its outstanding public and public equivalent common stock purchase warrants resulting in the issuance of the same amount of common stock. The remaining 265,070 public warrants and 33,332 private warrants expired in the first quarter. In April of 2007, an additional 650,970 outstanding private warrants expired.
     Following is a summary of warrant activity from January 1, 2007 through September 30, 2007:

	Warrants
			Weighted-
	Number	Exercise	Average
	of Warrants	Price	Exercise Price
Outstanding and exercisable at December 31, 2006	6,983,982	$0.28—1.00	$0.37

Granted	—	—	—
Exercised	(3,534,610)	0.28	0.28
Cancelled	(949,372)	0.28 — 1.00	0.42

Outstanding and exercisable at September 30, 2007	2,500,000	$0.48	$0.48

     At September 30, 2007, the Company had outstanding 2,500,000 private warrants to purchase common stock of the Company with exercise prices of $0.48 per share and expiration dates in December 2013.

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
     Following is a summary of excluded securities:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2006	2007	2006	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Stock options	2,625,775	2,984,850	2,790,975	2,732,225
Public and private warrants	4,746,482	2,500,000	4,746,482	3,224,363
Convertible preferred stock — Series B	2,206,896	2,206,896	2,206,896	2,206,896
Convertible preferred stock — Series C	3,333,333	3,333,333	3,333,333	3,333,333
Convertible preferred stock — Series E	—	15,686,274	—	15,686,274

	12,912,486	26,711,353	13,077,686	27,183,091

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
     Stock-based compensation expense recognized under SFAS 123(R) for the nine months ended September 30, 2007 was $29,862. Prior to the adoption of SFAS 123(R) on January 1, 2006, the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB No. 25 as allowed under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Under the intrinsic value method, no stock-based compensation expense for stock options grants was recognized because the exercise price of the Company’s stock options granted to employees and directors equaled the fair market value of the underlying stock at the date of grant.
     Stock-based compensation expense recognized in the Company’s Statement of Operations for the first nine months of 2007 includes compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). Stock-based compensation expense recognized in the Company’s Statement of Operations for the first nine months of 2007 is based on awards ultimately expected to vest and has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.
     The Company uses the Black-Scholes option-pricing model (“Black-Scholes”) as its method of valuation under SFAS 123(R). This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. Black-Scholes was also previously used for the Company’s pro forma information required under SFAS 123 for periods prior to fiscal year 2006. The fair value of share-based payment awards on the date of grant as determined by the Black-Scholes model is affected by our stock price as well as other assumptions. These assumptions include, but are not limited to the expected stock price volatility over the term of

ViewCast.com, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements — Continued
the awards and the actual and projected employee stock option exercise behaviors. The weighted-average estimated value of employee stock options granted during the nine months ended September 30, 2007 was estimated using the Black-Scholes model with the following weighted-average assumptions:

Nine months ended
September 30,
2007

Expected volatility	106.42% — 107.46%
Risk-free interest rate	4.68% — 4.72%
Expected dividends	0.0%
Expected term in years	4.04 — 4.12
     At September 30, 2007, the balance of unearned stock-based compensation to be expensed in future periods related to unvested share-based awards, as adjusted for expected forfeitures, is approximately $93,000. The weighted-average period over which the unearned stock-based compensation is expected to be recognized is approximately four years.
     Following is a summary of stock option activity from January 1, 2007 through September 30, 2007:

	Stock Options
			Weighted-
			Average
	Number	Price Per	Exercise Price
	of Shares	Share	Per Share

Outstanding at January 1, 2007	2,534,600	$0.20—$9.00	$2.20

Granted	1,320,000	0.39 — 0.46	0.43
Exercised	(55,000)	0.29 — 0.41	0.31
Canceled/forfeited	(257,750)	0.20 — 9.00	1.45

Outstanding at September 30, 2007	3,541,850	$0.20—$7.14	$1.63

     The following information applies to options outstanding at September 30, 2007:

		Weighted-
		Average	Weighted-		Weighted-
Range of	Outstanding at	Remaining	Average	Exercisable at	Average
Exercise	September 30,	Contractual	Exercise	September 30,	Exercise
Prices	2007	Life	Price	2007	Price

$0.01 — $1.00	2,258,000	6.6	$0.41	843,968	$0.40
1.01 — 2.00	541,850	3.4	1.12	541,850	1.12
2.01 — 3.00	110,000	2.3	2.51	110,000	2.51
3.01 — 4.00	67,500	1.2	3.50	67,500	3.50
4.01 — 5.00	36,500	0.8	4.20	36,500	4.20
5.01 — 6.00	116,000	2.2	5.50	116,000	5.50
6.01 — 7.00	2,000	1.5	7.00	2,000	7.00
7.01 — 8.00	410,000	2.0	7.10	260,000	7.10

	3,541,850	5.2	$1.63	1,977,818	$2.08

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
     At December 31, 2006 the Company has federal income tax net operating loss carryforwards of approximately $71,000,000. The Company did not recognize any federal income tax expense in the first nine months of 2007.
13. Related Party Transactions
     As discussed in Note 7, the Company has a stockholder term note which totals $5,141,361 at September 30, 2007. The Company incurred $74,451 and $244,997 in related party interest expense during the three months ended September 30, 2007 and 2006, respectively. The Company incurred $221,439 and $727,001 in related party interest expense during the nine months ended September 30, 2007 and 2006, respectively.
     During the nine months ended September 30, 2007, H. T. Ardinger exercised 20,000 stock options, 81,000 public warrants and 520,000 public equivalent common stock purchase warrants. H.T. Ardinger & Son Company, Inc. exercised 295,000 public warrants and the Ardinger Family Partnership, Ltd. exercised 200,000 public equivalent common stock purchase warrants. The Company received $308,370 in proceeds from these transactions and issued 1,116,000 shares of its common stock.
14. Accounts Receivable Loan Facility
     On June 29, 2007, the Company entered into a Purchase and Sale Agreement/Security Agreement (the “Agreement”) with Amegy Bank National Association, a national banking association (“Amegy”). The Agreement provides the Company with an accounts receivable loan facility to provide a source of working capital. As of September 30, 2007 the Company had no borrowings under this facility.
15. Preferred Stock Dividend
     At September 30, 2007, the Company had a consolidated stockholders’ deficit of $479,921, and in accordance with Delaware law, was precluded from paying dividends on its outstanding Series B and Series C convertible preferred stock. As a result, no preferred stock dividends have been declared or paid during 2007. The Series B and Series C preferred stock issues carry cumulative dividends of 8% and 9% per year, respectively, and are generally payable semi-annually in arrears in cash or in ViewCast common stock, at ViewCast’s option. Cumulative dividends in arrears on preferred shares are approximately: Series B-$3,702,000, Series C-$1,066,000. Holders of Series B and Series C preferred stock have no voting rights except as required by law.

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
•	Revenue Recognition — We apply provisions of Securities and Exchange Commission Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements as revised by SAB 104, Revenue Recognition, SOP 97-2, Software Revenue Recognition, as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions and EITF 00-21, Revenue Arrangements with Multiple Deliverables to transactions involving sales of our hardware and software products. Under these guidelines, we recognize revenue on transactions where persuasive evidence of an arrangement exists, title has transferred, product payment is not contingent upon performance of installation or service obligations, the price is fixed or determinable and payment is reasonably assured. We accrue warranty costs and sales allowances for promotional activities at time of shipment based on historical experience. In addition, we defer revenue associated with maintenance and support contracts and recognize revenue ratably over the contract term.

•	Allowance for Doubtful Accounts — We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers or distribution partners were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

•	Excess and Obsolete Inventories — We write down our inventories for estimated obsolescence and unmarketable inventory equal to the difference between the cost of the inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less than those projected by management, additional write-downs may be required.

•	Deferred Taxes — We record a valuation allowance to reduce our deferred tax assets to an amount that we believe is more likely than not to be realized. In our opinion, realization of our net operating loss carryforward is not reasonably assured, and a valuation allowance has been provided against deferred tax assets in excess of deferred tax liabilities in the accompanying consolidated financial statements. However, should we in the future determine that realization of deferred tax assets in excess of recorded amounts is likely, an adjustment to the deferred tax assets would increase income in the period such determination was made.

ViewCast.com, Inc. and Subsidiaries
Management’s Discussion and Analysis or
Plan of Operation — Continued
Results of Operations
Three and Nine Months Ended September 30, 2007 compared to
Three and Nine Months Ended September 30, 2006.
     Net Sales. During the three months ended September 30, 2007, net sales increased by 24.1% to $4,094,062 compared to the same period net sales in 2006 of $3,299,321. During the nine months ended September 30, 2007, net sales of $11,502,918 increased by 18.1% compared to same period net sales in 2006 of $9,740,754. The net sales improvement was due to sales growth of our streaming encoding systems. We expect continued sales growth as new products and features begin to ship during the fourth quarter of 2007 and into 2008.
     ViewCast Niagara® Streaming Encoding System Sales. During the three months ended September 30, 2007, combined system and software sales increased 25.8% over the third quarter of 2006. During the nine months ended September 30, 2007, combined system and software sales increased 50.6% over 2006 levels and represented 38.8% of total net sales, compared to 30.4% of total net sales during the same period in 2006. The increase in 2007 sales was due to increased multi-unit sales of ViewCast’s Niagara systems particularly in North America.
     Beginning in the fourth quarter of 2007 an optional update to the Niagara® Pro and Niagara GoStream™ Plus premium encoding platforms will add the ability to encode real-time video streams in Adobe® Flash® Live format. The new update will give companies the ability to reach the broad and rapidly growing audience of Internet users who prefer Flash Live for viewing streamed video.
     Osprey Product Sales. During the three months ended September 30, 2007, sales of Osprey video capture cards, and software products increased 25.6% from the 2006 level for the same period. During the nine months ended September 30, 2007, sales of Osprey products increased 4.1% from the 2006 level for the same period and represented 60.6% of total net sales, compared to 68.8% of total net sales in the first nine months of 2006. Pacific Rim and South America sales of Osprey products improved 28.6% and 65.0%, respectively. Europe is maintaining the same level as the prior nine months, while North America sales declined slightly.
     New Osprey products are expected to contribute to sales in the fourth quarter of 2007 and into 2008. The new high definition (HD) digital video capture card, the Osprey®-700 HD, is the recipient of the 2007 STAR (Superior Technology Award Recipient) Award and was designed expressly for real-time capture in a 24/7-unattended environment. New features include the ability to auto-adapt to incoming SD and HD standards without interrupting the encode session, InstantVOD™ for delivering any video input with the same format output, automatic logo sizing and positioning when switching between SD and HD modes, and the display of source stream IDs on loss-of-video. The Osprey-700 HD utilizes the high-speed PCI Express bus which provides the bandwidth required for high-resolution video capture for a wide range of HD resolutions, including 1080p, at up to 30fps.
     The release of the new Osprey-240 analog video capture card will also contribute to future Osprey sales. By using a computer’s PCI Express (PCIe) bus, the Osprey-240 combines faster data rates with a greater number of video formats and a scalable architecture for high-quality audio and video processing that allows content to be repurposed for distribution over the Internet and other networks.
     Other Revenues. Other revenues consist of software maintenance, training, engineering consulting fees, and professional services and represented 0.6% of revenues for the nine months ended September 30, 2007. For the quarter and the nine months ended September 30, 2007, other revenues totaled $15,787 and $70,637, respectively, compared to the quarter and the nine months ended September 30, 2006 of $54,314 and $81,145, respectively.
     Cost of Sales and Gross Margins. Cost of sales totaled $1,792,269 for the quarter ended September 30, 2007, a 20.4% increase from the $1,488,493 reported for the same period in 2006 due to increased sales. Gross profit margin for the quarter ended September 30, 2007 was $2,301,793 or 56.2% compared to $1,810,828 or 54.9% in 2006. Cost of sales totaled $4,863,589 for the nine months ended September 30, 2007, an 11.1% increase from the $4,376,698 reported for the same period in 2006 due to increased sales. Gross profit margin for the nine months ended September 30, 2007 was $6,639,329 or 57.7% compared to $5,364,056 or 55.1% in 2006.

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
     Selling, General and Administrative Expense. Selling, general and administrative expenses for the three and nine months ended September 30, 2007 totaled $1,678,922 and $4,792,774, respectively, comparing to $1,493,002 and $4,811,627, respectively, reported last year for the same periods. The year to date decrease was primarily due to reduction of trade show and collateral expenses offset by increased expenses for sales, customer support, Sarbanes-Oxley compliance and investor relations.
     Research and Development Expense. Research and development expense for the three and nine months ended September 30, 2007 totaled $596,291 and $1,572,792, respectively, an increase of 42.8% and 3.3% to comparable 2006 levels, reflecting an increase in prototype and related expenses for new products compared to the first nine months of 2006. Research and development expenses fluctuate depending on the timing and number of product introductions planned and as new product prototypes, testing and certifications are completed.
     Other Income (Expense). Total other income for the first nine months of 2007 totaled $46,356 compared to total other expense of $724,444 in 2006. The improvement was due to other income from an insurance claim and lower interest expense during the first nine months of 2007. In the first quarter of 2007, ViewCast received $250,000 proceeds from the settlement of a business interruption insurance claim caused by the temporary disruption of parts supplied by a vendor which occurred in 2005. Interest expense during the third quarters of 2007 and 2006 was $79,118 and $239,468, respectively, representing interest primarily from stockholder debt. Interest expense during the first nine months of 2007 and 2006 was $203,644 and $710,856, respectively. The decrease in interest expense is principally due to the decrease of the principal outstanding and interest rate of our stockholder debt that occurred from the debt restructuring in December of 2006.
Liquidity and Capital Resources
     ViewCast’s primary sources of funds for conducting its business activities are derived from sales of its products and services, from its credit facilities and from the placement of its equity securities with investors. ViewCast utilizes working capital primarily to increase inventories and accounts receivable during sales growth, develop products, service debt, purchase capital assets, fund operations and strategic acquisitions.
     Net cash used in operating activities for the nine months ended September 30, 2007 was $465,825 resulting from net cash provided by net income of $55,980 and non-cash operating expense of $332,345, offset by net cash used in operating assets and liabilities of $854,150. Cash used by changes in operating assets and liabilities was principally due to increased inventories and prepaid expenses and decreased accounts payable and accrued expenses, offset by cash provided from decreased accounts receivable and increased shareholder accrue interest.
     Cash utilized for investing activities during the nine months ended September 30, 2007 totaled $648,465 for property and equipment purchased and software development costs capitalized.
     During the nine months ended September 30, 2007, ViewCast’s financing activities provided cash of $945,282, which resulted from cash provided from exercise of employee stock options of $16,946 and exercise of warrants of $936,433 offset by cash used for repayment of long-term debt of $8,097.
     Since October 1998, the Company has maintained a credit facility with an entity controlled by one of its principal stockholders, Mr. H.T. Ardinger. In December 2006, ViewCast.com, Inc., Osprey Technologies, Inc. and VideoWare, Inc. (jointly and severally, “the Borrower”) amended the terms and conditions of the loan and security agreement with the Ardinger Family Partnership, Ltd. Under the amended terms the $1,250,000 of the primary principal and $3,891,361 of accrued interest or secondary principal are due December 31, 2009, subject to certain earlier payment conditions. The interest on the primary principal amount will accrue and be paid monthly based on the effective prime rate plus 1.0% (7.75% as of September 30, 2007) provided, however, that this rate shall not exceed 9.5% prior to December 31, 2007. Interest on the unpaid accrued interest note shall accrue based on the

ViewCast.com, Inc. and Subsidiaries
Management’s Discussion and Analysis or
Plan of Operation — Continued
effective Applicable Federal Rate, as defined in the agreement, (4.82% as of September 30, 2007) and shall be paid in full on the maturity date. The amended note agreement is secured by all the assets of the Borrower.
     On June 29, 2007, the Company entered into a Purchase and Sale Agreement/Security Agreement (the “Agreement”) with Amegy Bank National Association, a national banking association (“Amegy”). The Agreement provides the Company with an accounts receivable loan facility to provide a source of working capital. As of September 30, 2007 the Company had no borrowings under this facility.
     On or before the effective expiration date during February 2007, ViewCast received $936,433 in proceeds from the exercise of 3,534,610 of its outstanding private and public equivalent common stock purchase warrants resulting in the issuance of the same amount of common stock. The remaining 265,070 public warrants and 33,332 private warrants expired in the first quarter. In April of 2007, an additional 650,970 outstanding private warrants expired. At September 30, 2007, ViewCast had outstanding 2,500,000 non-redeemable private warrants with exercise prices of $0.48 per share and with expiration dates in December 2013.
     At September 30, 2007, ViewCast had a consolidated stockholders’ deficit of $479,921, and in accordance with Delaware law, was precluded from paying dividends on its outstanding Series B and Series C convertible preferred stock. As a result, no preferred stock dividends have been declared or paid during 2007. The Series B and Series C preferred stock issues carry cumulative dividends of 8% and 9% per year, respectively, and are generally payable semi-annually in arrears in cash or in ViewCast common stock, at ViewCast’s option. Cumulative dividends in arrears on preferred shares are approximately: Series B-$3,702,000, Series C-$1,066,000. Holders of Series B and Series C preferred stock have no voting rights except as required by law.
     At September 30, 2007, ViewCast had working capital of $3,715,579 and cash and cash equivalents of $398,501. ViewCast utilizes significant capital to design, develop and commercialize its products and intends to fund its operating activities and sales growth during the next twelve months by utilizing existing cash, cash contributed from operations and its available working capital lines of credit to the extent possible. ViewCast anticipates it may require additional working capital during 2008 to support the expansion of sales channels and market distribution, to develop and introduce new products and services, to enhance existing product offerings, to address unanticipated competitive threats or technical problems, to transition adverse economic conditions, to service its debt and for potential acquisition transactions.
     ViewCast plans to improve its working capital position by increasing sales and through other initiatives that may include raising additional equity and by exercise of outstanding warrants if market conditions allow. ViewCast’s increased product sales and cash flow, coupled with recent initiatives to restructure its balance sheet have made significant improvements to its financial position. ViewCast has reduced debt and increased net equity by $11,636,282 with the conversion of debentures in 2004, preferred stock in 2005 and stockholder debt in 2006. The remaining stockholder debt outstanding was amended into a facility with a long term payout generally due December 31, 2009. The exercise of warrants in February 2007 generated $936,433 in additional working capital and net equity. The result at September 30, 2007 is a positive working capital of $3,715,579 compared to negative working capital in the prior year. ViewCast intends to continue discussions related to current and potentially new debt and equity relationships. There can be no assurance that additional financing will be available to ViewCast on acceptable terms, or at all. Additional equity financing may involve substantial dilution to our then existing stockholders. ViewCast intends to actively pursue other strategic merger and acquisition activities to the extent possible. In the event we are unable to raise additional capital or execute other alternatives, we may be required to sell segments of the business, or substantially reduce or curtail our activities. Such actions could result in charges that could be material to ViewCast’s results of operations or financial position.
     At September 30, 2007, ViewCast had no material commitments for capital expenditures.
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
Item 3. Defaults Upon Senior Securities
               (None)
Item 4. Submission of Matters to a Vote of Security Holders
          The Company held its annual meeting on September 25, 2007. The proposals submitted to shareholders and the tabulations of votes for each proposal were as follows:
1.	Election of directors for one-year terms.

		Number of Votes	Number of Votes	Broker
Nominees	Number of Votes For	Against	Abstaining	Non-Votes
George C. Platt	42,831,849	540,085	1	2,191,774
Joseph Autem	42,849,549	522,385	1	2,191,774
Sherel Horsley	42,849,549	522,385	1	2,191,774
John Slocum, Jr.	42,842,149	529,785	1	2,191,774
2.	Ratification of KBA Group LLP as the Company’s independent registered public accountants for the fiscal year 2007.

	Number of Votes	Number of Votes	Broker
Number of Votes For	Against	Abstaining	Non-Votes
43,336,455	32,980	2,500	2,191,774
Item 5. Other Information
          (a) (None)
          (b) (None)
Item 6. Exhibits
               See Exhibit Index.

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ViewCast.com, Inc. (Registrant)
Date: November 14, 2007	BY:	/s/ George C. Platt
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