Form 10KSB
period 2007-12-31
VIEWCAST COM INC
filed 2008-03-31
CIK 921313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-KSB

☑	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2007.

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
Common Stock, $.0001 par value

(Title of Class)
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
Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑.

State issuer’s revenues for its most recent fiscal year.	$15,993,541

The aggregate market value of the voting and non-voting common stock held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of March 14, 2008 was $8,010,944.
As of March 14, 2008, there were 32,080,256 shares of the Company’s common stock (par value $0.0001) outstanding.
Documents incorporated by reference: Proxy Statement for the 2008 Annual Meeting of Shareholders, Part III.
Transitional Small Business Disclosure Format (Check one). Yes ☐ or No ☑.

PART I
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
     Some of the statements in this Report on Form 10-KSB under “Description of Business”, “Management’s Discussion and Analysis or Plan of Operation”, and elsewhere in the Report constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include statements regarding ViewCast’s expectations, beliefs, hopes, intentions or strategies regarding the future. These statements involve known and unknown risks, uncertainties, and other factors that may cause our or our industry’s actual results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements to differ from expected results. Such factors include, but are not limited to, product demand and market acceptance risks, the impact of competitive products and pricing, product development, commercialization and technological difficulties, capacity and supply constraints or difficulties, general business and economic conditions, the availability of sufficient working capital, the ability to service our debt, the effect of our accounting polices and other risks detailed in this Annual Report on
Form 10-KSB and our other filings with the Securities and Exchange Commission.
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
Item 1. Description of Business
Overview
     ViewCast.com, Inc., doing business as ViewCast Corporation (“ViewCast”), a leader in media encoding technology, develops and sells hardware and software for performing and managing the encoding of live and on-demand audio and video content for delivery over the Internet, corporate or mobile networks. These products include Osprey® Video capture cards and Niagara® video encoders, featuring Niagara SCX encoder management software and other related products. Organizations increasingly utilize high-quality, dynamic video and audio to quickly and easily connect with customers, employees, partners or students. ViewCast’s products create, manage and deliver live and on-demand digital media in various formats to multiple wired or wireless connected devices.
     ViewCast products are deployed within a communications network and are used for a variety of audio and video communication applications, including corporate communications, information gathering, security, training, distance learning, conferencing, Internet video and broadcast applications. Telecommunications companies, content delivery networks (“CDNs”), corporations, media broadcasters, financial institutions, educational networks, healthcare facilities, and government agencies utilize our products, as do their customers, vendors and others with whom they may communicate. ViewCast markets and sells video products and services worldwide directly to end-users or through indirect channels including original equipment manufacturers (“OEMs”), value-added resellers (“VARs”), resellers, distributors and computer system integrators.
     ViewCast has become widely regarded as a leading global provider of high-quality digital media audio and video communication products. As demand for our digital media products continues to grow, we believe ViewCast is making great strides in achieving our goals of driving revenue growth, enhancing shareholder value and providing a path to long-term profitability. We intend to achieve our goals by leveraging the video market’s rapid expansion with our products to capitalize on sales opportunities.

     We were incorporated in Delaware in February 1994 as MultiMedia Access Corporation. We changed our name to ViewCast.com, Inc. on April 8, 1999. ViewCast has four wholly-owned subsidiaries: VideoWare, Inc., Osprey Technologies, Inc., ViewCast Online Solutions, Inc. and ViewCast Technology Services Corporation, all Delaware corporations. Our principal executive offices are located at 3701 W. Plano Parkway, Suite 300, Plano, Texas 75075. Our Internet address is www.viewcast.com.
     Our common stock trades on the Over-the-Counter Bulletin Board (“OTC BB”) under the symbol VCST-OB.
Industry Background and Market Drivers
     Broadband penetration is growing at an accelerated rate and signifies an exponential usage of the Internet for all content including heavy applications and large files. Media and entertainment companies are viewing the Internet as a serious business avenue and are increasingly pushing content for online consumption. With a reduction in technical challenges for rich media delivery, there has been a significant uptake among all the market segments to use rich media extensively to communicate with their audiences. While the enterprise segments—including education and corporate enterprise, and consumer segments—including user-generated video communities, have been at the forefront of pushing significant amounts of rich content, other market segments such as advertising, media and entertainment are also expected to capitalize on this trend over the coming years.
     Within the past couple of years, ViewCast has seen the market broaden and mature. Customers are looking for media solutions that will drive business value either directly or indirectly. From a technology standpoint, the quality continues to improve due to increased available bandwidth and more efficient encoding technologies. More importantly, customers have learned how to make money by using the Internet as alternative distribution medium for their content.
     As a result of these and other factors, ViewCast expects its customers will continue to move from do-it-yourself integration projects to the purchase of turnkey solutions. Some of these other factors include:
•	The return on investment for deployment of media streaming solutions appears to drive deployments from both the technology standpoint and from the perspective of customer demand. Viewers want to access media content over the Internet and are willing to pay for it and/or to allow advertisements.

•	Simultaneously technology enhancements such as higher compression rates, better caching, smart control of bandwidth utilization and higher resolution will likely spur further growth as the viewing experience for end-users gets better.

•	Online video-on-demand based business models are expected to drive further penetration of streaming platforms. Various entertainment portals and media companies are entering the market to convert the Internet into a profitable medium.

•	The value proposition in terms of investment, flexibility and speed has started to increase demand on the enterprise side. The main applications for this market segment are in corporate communications, signage and training.
     While the near-term prospects for mobile video are modest, the longer-term prospects remain very strong, and we believe represents a potential next wave of growth for streaming media. Viewers want to be able to access media anytime and any place they choose. Mobile carriers see video services as a way to arrest the reduction in average revenue per user, the primary measure of growth and profitability in their market space. Virtually all mobile carriers worldwide are testing or deploying mobile video services and running pilot programs to determine what services their customers want and how much they are willing to pay. ViewCast believes it is well positioned to address this rapidly growing market based on our abilities to deliver mobile video formats simultaneously with broadband content formats, resulting in lower costs and better efficiency for content owners.

How ViewCast Addresses the Industry
     ViewCast is addressing video applications with its products, technology, expertise and services. ViewCast’s products address a variety of applications against a broad group of markets. We particularly anticipate opportunities in Internet TV, mobile, signage and corporate communications, and government security segments. In addition, Public, Education and Government (“PEG”) access for webcasting and Internet TV channels can be addressed by ViewCast’s products in a cost effective and reliable solution.
     The chart below indicates some of the markets and video applications for ViewCast products (“P”).

		Webcasting,			Training,
	News, Sports,	Public	Corporate	Marketing,	Distance	Security
	Entertainment	Access	Comm.	Advertising	Learning	Surveillance
Broadcasters and Narrowcasters	P	P		P
Networks: Internet, Telco, Cable, Mobile	P	P	P
Corporate Enterprises	P	P	P	P	P	P
Education, Government, Religion	P	P	P	P	P	P
Drivers for Growth and Value
•	Rapidly Growing Market. Media, enterprise, government, and network communication sectors are rapidly adopting and allocating funds for digital media technologies due to the increase in broadband penetration and customer demand for Internet-delivered media.

•	Strong Products and Brand Equity. ViewCast is positioned for the market with well known products that appeal to a broad range of industries and to continue investment in research and development projects.

•	Two-Pronged Sales Focus. Well established worldwide indirect channels and large account & OEM business development.

•	Industry/Technology Relationships. ViewCast product strategies leverage key marketing and development relationships with notable technology industry leaders.

•	Profitability and Increasing Revenue. Viewcast believes that a focus on revenue and market share growth will enable us to realize long-term profitability and enhanced shareholder value.

•	Maintain Efficient Operations. We will continue to monitor expenses during 2008 while investing in growth areas of sales, marketing, and research and development.

•	Continue to Increase and Enhance Our Industry and Technology Relationships. We have established significant industry partnerships with leaders in the technology and video industry. We intend to strengthen these partnerships and continue to establish new partnerships to enhance endorsements, referrals, technology, product development, channel distribution, and sales. We seek companies who can add valuable services, technology or bundling opportunities to our product offerings with the potential of future co-development, merger or acquisition by ViewCast.

ViewCast Products and Services
     ViewCast offers an array of media content communication products that can be used for applications in the private and public sectors. Our standards-based and multi-standards based products complement each other and can be used in a variety of ways to best serve our customers’ applications. The ViewCast product family includes the Osprey Video® line of capture cards, the Niagara® line of video encoding systems and servers and several other complementary products and technologies from leading suppliers.
     Osprey Video Products. Since the inception of Internet streaming media, starting with Progressive Networks (now RealNetworks®) in 1997, ViewCast Osprey Video has been a major player in pioneering efforts of the streaming media industry. Throughout the streaming media market’s emergence and high-rate growth, Osprey Video has maintained its position as an industry-leading developer and manufacturer of cutting-edge streaming media capture technology. Moreover, Osprey Video products have enabled many companies to deliver on key applications like Internet TV, mobile streaming, webcasting, and more recently, video signage. With the ongoing introduction of professional-level streaming and capture products, we believe the Osprey Video product group will continue to grow.
     During the second quarter of 2007 ViewCast introduced the Osprey-240 designed for the latest high-performance PC motherboards. By utilizing a computer’s PCI Express bus, the Osprey-240 combines faster data rates with increased video formats and scalable architecture for high-quality audio and video ingest for content re-purposing for IP video distribution over the Internet and other networks. The Osprey-240 card includes the new Osprey Aviator™ encoder management software which features advanced audio processor and video pre-processing tools such as audio range compressor, graphic equalizer, advanced video de-interlacing, vector scope and waveform monitor. The Osprey-240 is also compatible with ViewCast’s Niagara SCX® software for remote encoder management and control over a network, and Osprey SimulStream®, which allows the output of multiple streams from a single channel input to multiple applications.
     In September 2007 ViewCast introduced a high-definition (HD) video capture card, the Osprey-700 HD. The Osprey-700 HD is an HD-SDI and SD-SDI A/V input card designed for broadcasters and content owners needing to repurpose HD and standard-definition (SD) content for IP video distribution and video-on-demand applications. The Osprey-700 HD utilizes the high-speed PCI Express bus which provides the bandwidth required for high-resolution video capture for a wide range of HD resolutions including 1080P at up to 30FPS.
     Osprey Video products are sold worldwide through OEMs, integrators, and a worldwide network of VARs and distributors and are recommended by Real Networks, Microsoft and other market leaders.
     Niagara Streaming Systems. We believe the growth in popularity of our Niagara streaming systems of rack mount and portable encoders is due to growth from the media content sector seeking state-of-the-art solutions that provide a powerful, low-cost, turnkey option.
     The ViewCast Niagara family of streaming media encoders have been designed from the ground up to provide reliable, pre-configured, plug-and-play solutions enabling the user to quickly encode and stream premium quality audio and video over the Internet or corporate network. The Niagara systems are built upon the well known ViewCast Osprey Video streaming capture boards. These systems include a mix of Osprey analog and digital capture boards along with our remote encoder management software (Niagara SCX®) and streaming productivity software (SimulStream®) resulting in a powerful, reliable, and cost-effective streaming media platform.
     ViewCast streaming encoders provide a wide range of video and audio inputs, as well as flexibility by including multiple bit-rate and format (codec) settings. In December of 2007, an option was added to ViewCast’s Niagara® Pro and Niagara GoStream™ Plus encoding platforms to encode real-time video streams in Adobe® Flash® Live format. This option will give companies the ability to reach the broad and rapidly growing audience of Internet users who prefer Flash Live for viewing streamed video The Flash Live option joins other industry-standard codecs, including MPEG-4, H.263, Windows Media®, and RealNetworks®, currently shipping with the Niagara SCX® encoder control and management software suite. Users can select any combination of these popular formats and control streaming systems throughout an enterprise or over the Internet with a single user interface.

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
     Our video communication products and services are globally marketed to media and entertainment, Internet, corporate, financial, educational, security/telejustice, healthcare, governmental and network enterprises. In addition, our products are sold or licensed to integrators, OEMs and VARs to integrate with their products or services. Our ability to provide full-featured solutions that support multiple streaming formats in combination with reduced time-to-market product delivery, we believe, makes ViewCast an ideal partner for VARs and OEM customers. This belief was supported with the signing late in 2006 of an OEM agreement with one of the global leaders in networking for the Internet pursuant to which ViewCast sells and licenses certain products for resale on a stand-alone basis and/or as incorporated into their products.
     Our product revenue has been well diversified among various end-users who purchase from our direct and indirect channels. During 2007, two distributors generated more than 10% of our sales, Jeff Burgess and Associates, Inc. (13.4%) and Paradise Software, Inc. (11.4%) due to general increased sales volume and the movement of lower volume reseller sales to our distributors. In addition, one of our OEM customers, Cisco Systems, Inc. generated 15.9% of our 2007 sales. We plan to build upon our established customer base by expanding distribution and sales, and expanding our product market awareness and reach. A part of our growth initiative is to continue building media encoding appliance and software solutions that can be utilized directly by the customers or integrated into technologies or services offered by other companies to create increased interest in ViewCast products, including among VAR and OEM customers.
     Our sales and marketing program utilizes direct business development and indirect reseller, OEM and VAR channels that enhances our ability to cover domestic and international geographical territories and market segments in an efficient and cost-effective manner. Under the terms of the indirect channel program, an authorized reseller of ViewCast products must meet certain qualifications regarding its business, personnel, product and market knowledge, and support and service capabilities. Through this authorized reseller program, we support and enhance our channels of distribution to encourage placement of ViewCast video products into the marketplace.
Production and Supply
     We build our Osprey video products using contract manufacturers in the United States and Asia. Our operations personnel in the Carrollton, Texas area are responsible for parts planning, procurement, Niagara system assembly, software loading, final testing and inspection to quality standards. We plan for most high-volume production to be handled through large OEMs or contract manufacturers.
     We have been and will continue to be dependent on third parties for the supply and manufacturing of our subassemblies, components and electronic parts, including standard and custom-designed components. We generally do not maintain supply agreements with such third parties but instead purchase components and electronic parts pursuant to purchase orders in the ordinary course of business. We are dependent on the ability of our third-party manufacturers and suppliers to meet our design, performance and quality specifications.

Installation, Service and Maintenance
     Most of our Osprey video card products and Niagara system products are customer installable. For those customers who need assistance with Niagara products, we utilize our channels to install and provide service. Further, we maintain an in-house technical support group to assist our channels and customers as required.
     We offer limited warranties covering workmanship and materials, during which period our resellers or ViewCast will replace parts or make repairs. We maintain an in-house staff of engineering personnel and offer telephone support to assist resellers and end-users during normal business hours. In addition, we enter into annual contracts with end-users to provide software and hardware maintenance and support on our products.
Research and Development
     We continue to focus our research and development activities on digital media communications applications, process management and new features for expanded market opportunities. We will continue to make investments in core video technology and processing techniques, focusing on how to best apply the latest advancements in the industry into commercially viable products. In some cases, strategic partnerships will be utilized to enhance our research and development and potentially reduce costs. During the 2006 and 2007 fiscal years we spent approximately $1.96 million and $2.07 million, respectively, in research and development activities with no significant portion of such expenses borne directly by our customers.
     New products or feature enhancements are scheduled for launch in 2008 in the Osprey and Niagara product families that will provide new capabilities and features for video applications. We believe these products and services will be competitive and feature unique capabilities. We will maintain integration efforts with third party application software and hardware for our products and services.
Competition
     The market for digital media communication software, systems and services is highly competitive and characterized by the frequent introduction of new products and features based upon innovative technologies. We compete with numerous well-established manufacturers and suppliers of video streaming technologies, videoconferencing, networking, telecommunications and multimedia products, certain of which dominate the existing network or video communications market for such products. In addition, we are aware of others that are developing, and in some cases have introduced, new products and services for digital media communications.
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
     We believe that product recognition is an important competitive factor and, accordingly, we promote the ViewCast®, Osprey®, Niagara®, SimulStream®, Niagara GoStream® and Niagara SCX® names, among others, in connection with our marketing activities, and have applied for or received trademark or service mark registration for such names. Our use of these marks and our trade names may be subject to challenge by others, which, if successful, could have a material adverse effect on our operations.
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
Government Regulation
     We are subject to Federal Communications Commission regulations relating to electromagnetic radiation from our products, which impose compliance burdens on us. In the event we redesign or otherwise modify our products or complete the development of new products, we will be required to comply with Federal Communications Commission regulations with respect to such products. Our foreign markets require us to comply with additional regulatory requirements. Compliance with environment laws, both domestic and foreign, may also precipitate changes in materials or processes related to our products and packing materials and may cause us to be subject to additional requirements for testing, certifications or disposal.
Employees
     As of March 14, 2008, we had seventy-one (71) employees, four (4) of whom are in executive positions, fourteen (14) of whom are engaged in engineering, research and development, eighteen (18) of whom are engaged in marketing and sales activities, twenty-five (25) of whom are engaged in operations and ten (10) of whom are in finance and administration. None of our employees are represented by a labor union. We consider our employee relations to be satisfactory.
Item 2. Description of Property
     Our executive, finance, marketing, design and development offices and some of our sales activities are located in approximately 18,676 square feet of leased space in Plano, Texas. The lease expires in April 2011 and provides for a base annual rent expense of $204,547. Our assembly operations are located in approximately 16,575 square feet of leased space in Carrollton, Texas. The lease expires in February 2012 and provides for a base annual rent expense of $71,257.
     We believe that our facilities are adequate for our current and reasonable foreseeable future needs and our current facilities can accommodate expansion, as required.
Item 3. Legal Proceedings
     There are no material legal proceedings pending to which we are a party, or of which any of our property is the subject, other than ordinary, routine litigation incidental to the business.
Item 4. Submission of Matters to a Vote of Security Holders
     During the fourth quarter of the fiscal year covered by this report, no matters were submitted to a vote of security holders.

PART II
Item 5. Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities
Common Stock Price Range
     As of March 14, 2008, there were 32,080,256 shares of our common stock outstanding and no public warrants were outstanding. During the first quarter of 2007, 2,351,278 of our outstanding public warrants were exercised on or before the public warrant expiration date of February 5, 2007, resulting in the issuance of the same amount of common stock. The remaining 265,070 public warrants expired. The following table sets forth, for the periods indicated, the high and low sales prices for the common stock and the public warrants on the OTC-BB. Our common stock is traded on the OTC-BB under the symbol “VCST.OB”. These over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions. The trading market in our securities may at times be relatively illiquid due to low trading volume.

	Common Stock		Public Warrants
Fiscal 2006	High	Low	High	Low
1st Quarter	$0.27	$0.17	$0.12	$0.06
2nd Quarter	$0.24	$0.15	$0.14	$0.06
3rd Quarter	$0.23	$0.13	$0.10	$0.03
4th Quarter	$0.59	$0.13	$0.15	$0.07

	Common Stock		Public Warrants
Fiscal 2007	High	Low	High	Low
1st Quarter (1)	$0.53	$0.38	$0.20	$0.10
2nd Quarter	$0.47	$0.36	—	—
3rd Quarter	$0.54	$0.37	—	—
4th Quarter	$0.54	$0.35	—	—
(1) Public Warrants sales price information for 2007 is through January 29, 2007, the last trading day prior to expiration.
     On March 14, 2008, the last reported sales price for the common stock as reported on the OTC-BB was $0.38. As of March 14, 2008, there were approximately 282 holders of record for the common stock.
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
     ViewCast.com develops and sells hardware and software for performing and managing the encoding of live and on-demand audio and video content for delivery over Internet, corporate or mobile networks. These products include Osprey® Video capture cards and Niagara® video encoders/servers, featuring Niagara SCX® encoder management software and other related products. Organizations increasingly utilize high-quality, dynamic video and audio to quickly and easily connect with customers, employees, partners or students. ViewCast’s products create, manage and deliver live and on-demand digital media in various formats to multiple wired or wireless connected devices.
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
Financial Highlights of 2007
     Total revenues for the fiscal year ended December 31, 2007 were $15,993,541, a 14.4% increase from revenues of $13,981,096 reported 2006. Gross margin for 2007 increased 24.7% to $9,605,350 from $7,700,233 in fiscal year ended December 31, 2006. Total operating expenses of $8,696,598 for the fiscal year of 2007 were up 1.7% when compared to the $8,547,696 for the fiscal year of 2006. Net income of $843,242 for the fiscal year of 2007 was a $2,594,331 improvement from the $1,751,089 net loss reported in 2006.
     The $2,594,331 improvement in net income was mainly due to increased sales and increased gross profit, partially offset by the modest increase in operating expenses. In addition, results were further enhanced by a $855,316 reduction in other expense, including a $632,567 reduction in interest expense and a $226,605 increase in other income.

Critical Accounting Policies
     Management’s discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. We review the accounting policies we use in reporting our financial results on a regular basis. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an on-going basis we evaluate our estimates, including those related to accounts receivable, inventories, warranty obligations, income taxes, restructuring and contingencies and litigation. Our estimates are based on historical experience and other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. In addition to the items listed above which are affected by estimates, we believe that the following are critical accounting policies used in the preparation of our consolidated financial statements:
▪	Revenue Recognition — We apply provisions of SEC Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements as revised by SAB 104, Revenue Recognition, SOP 97-2, Software Revenue Recognition, as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions and EITF 00-21, Revenue Arrangements with Multiple Deliverables to transactions involving sales of our hardware and software products. Under these guidelines, we recognize revenue on transactions where persuasive evidence of an arrangement exists, title has transferred, product payment is not contingent upon performance of installation or service obligations, the price is fixed or determinable and payment is reasonably assured. We accrue warranty costs and sales allowances for promotional activities at time of shipment based on historical experience. In addition, we defer revenue associated with maintenance and support contracts and recognize revenue ratably over the contract term.

▪	Allowance for Doubtful Accounts — We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers or distribution partners were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

▪	Excess and Obsolete Inventories — We write down our inventories for estimated obsolescence and unmarketable inventory equal to the difference between the cost of the inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less than those projected by management, additional write-downs may be required.

▪	Deferred Taxes — We record a valuation allowance to reduce our deferred tax assets to an amount that we believe is more likely than not to be realized. In our opinion, realization of our net operating loss carryforward is not reasonably assured, and a valuation allowance has been provided against deferred tax assets in excess of deferred tax liabilities in the accompanying consolidated financial statements. However, should we in the future determine that realization of deferred tax assets in excess of recorded amounts is likely, an adjustment to the deferred tax assets would increase income in the period such determination was made.
Results of Operations
Year Ended December 31, 2007 compared to Year Ended December 31, 2006.
     Net Sales. Net sales for the year ended December 31, 2007 increased by 14.4% to $15,993,541 from $13,981,096 n 2006. The increase was mainly due to an increase in system revenue supplemented with a smaller increase in capture card revenue. Net sales improved for the year by 25.1% in North America and 31.5% in Pacific Rim/South America, offset by an 11% decline in Europe, Middle East and Africa (“EMEA”).
     Osprey Product Sales. During the year ended December 31, 2007, Osprey sales totaled $9,425,762, an increase of 3.2% over 2006 levels and represented 58.9% of total 2007 net sales, compared to 65.3% in 2006. The 2007 Pacific Rim sales of Osprey products improved 16.0% and 2007 EMEA sales decreased by 4.2% from 2006 levels, while North American sales increased slightly.

     ViewCast Niagara® Streaming/Encoding Systems. During the year ended December 31, 2007, combined systems sales totaled $6,479,514 and represented 40.5% of total 2007 net sales, an increase of 35.6% over 2006 system sales. Sales of the Niagara systems increased by 52.9% in North America and 348.9% in Pacific Rim/South America over 2006 levels, with a 25.2% decline in EMEA. The sales growth is mainly due to increased usage of streaming and distributed video for broadcasting and enterprise applications.
     Other Revenues. Other video product revenues consisting of software maintenance, training, engineering consulting fees and professional services totaled $88,265 during 2007, an increase of $14,825 compared to $73,440 reported in 2006.
     Cost of Sales/Gross Profit. Cost of sales totaled $6,388,191 for the year ended December 31, 2007, which is only a 1.7% increase from $6,280,863 in 2006 despite a 14.4% increase in sales. Gross profit margin for the year ended December 31, 2007 totaled $9,605,350 or 60.1% of revenue, an increase of 24.7% over the prior year of $7,700,233 or 55.1% of revenue. The increase in gross margin was primarily due to higher sales price and reduced cost of various products within both the Osprey and Niagara product lines during 2007.
     We anticipate gross margins, as a percentage of total revenues, will remain in excess of 50% for the video products. Margins will be affected quarter to quarter by promotional activities, price adjustments, cost of materials, inventory obsolescence, new products and the sales mix between capture cards, systems and services in any one reporting period.
     Selling, General and Administrative Expense. Selling, general and administrative expenses for the year ended December 31, 2007 totaled $6,252,972, a slight decrease from $6,253,183 in last year. The decrease reflects an overall decrease in marketing offset with an increase in finance and administration, sales and support related expense.
     Research and Development Expense. During 2007, research and development expense totaled $2,074,120, an increase of 6.0% from $1,956,082 in 2006 reflecting an increase in prototype and related expenses. We will continue to develop new products and features and anticipate increased spending for research and development during 2008. In particular, efforts will be focusing on Niagara appliance and software initiatives and a new series of Osprey capture cards to be introduced during 2008.
     Depreciation Expense. During 2007, depreciation expense totaled $369,506, a slight increase of 9.2% from $338,431 in 2006.
     Other Income and Expense. Total other expense declined for 2007 to $48,310 compared to $903,626 in 2006 mainly due to reduced interest expense and other income of $250,000 in 2007 from insurance proceeds related to a loss claim from 2005. Interest expense for 2007 and 2006 was $305,966 and $938,533, respectively, representing interest primarily from our stockholder debt. Interest expense decreased 67.4% from 2006 levels principally due to the decrease of the principal and interest rate from our stockholder debt in December of 2006. Interest income increased to $33,216 in 2007 compared to $24,731 in 2006 due to higher average cash balances.
     Net Income (Loss). Net income for the year ended December 31, 2007 was $843,242, an improvement of $2,594,331 over the $1,751,089 net loss in 2006. The $2,594,331 improvement in net income was mainly due to increased sales and increased gross profit, partially offset by the modest increase in operating expenses. In addition, results were further enhanced by an $855,316 reduction in other expense, including a $632,567 reduction in interest expense and a $250,000 increase in other income. After reducing 2007 net income for preferred dividends of $819,243, the net income per share for the year ended December 31, 2007 was less than a cent or $0.00 per share, compared to a net loss of ($0.10) per share, for the year ended December 31, 2006.

Liquidity and Capital Resources
     ViewCast’s primary sources of funds for conducting its business activities are derived from sales of its products and services, from its credit facilities and from the placement of its equity securities with investors. ViewCast requires working capital primarily to increase inventories and accounts receivable during sales growth, develop products, service debt, purchase capital assets, fund operating losses and strategic acquisitions.
     Net cash provided by operating activities for the year ended December 31, 2007 totaled $392,192, an increase from the $553,943 net cash used in operating activities during 2006. The net cash provided in operating activities for the year ended December 31, 2007 was due to the net income of $843,242 and non-cash operating expenses of $446,575 offset by changes in operating assets and liabilities of $897,625. The cash used in operating assets and liabilities was principally from increases in accounts receivable, inventories, and prepaid expenses, and a decrease in account payable, offset by cash provided from changes in deposits and accrued expenses and interest.
     Net cash used for investing activities during the year ended December 31, 2007 totaled $764,158. Net cash used for investing activities included purchases of $554,797 for computer equipment, demo equipment, and other assets to support video product operations. Cash used for capitalized software development cost during 2007 totaled $209,361.
     During the year ended December 31, 2007, ViewCast’s financing activities, generated cash of $939,873, which resulted from cash provided from the exercise of employee stock options of $16,946 and exercise of warrants of $936,433 offset by cash used for repayment of long-term debt of $13,506.
     Since October 1998, ViewCast has maintained a credit facility with an entity controlled by one of its principal stockholders, Mr. H.T. Ardinger. In December 2006, ViewCast.com, Inc., Osprey Technologies, Inc. and VideoWare, Inc. (jointly and severally, “the Borrower”) amended the terms and conditions of the loan and security agreement with the Ardinger Family Partnership, Ltd. Under the amended terms the $1,250,000 of the primary principal and $3,891,361 of accrued interest or secondary principal are due December 31, 2009, subject to certain earlier payment conditions. The interest on the primary principal amount will accrue and be paid monthly based on the effective prime rate plus 1.0% (9.25% and 8.25% at December 31, 2006 and 2007, respectively) provided, however, that this rate shall not exceed 9.5% prior to December 31, 2007. Interest on the unpaid accrued interest note shall accrue based on the effective Applicable Federal Rate, as defined in the agreement, (4.73% and 3.88% at December 31, 2006 and 2007, respectively) and shall be paid in full on the maturity date. The amended note agreement is secured by all the assets of the Borrower.
     On June 29, 2007, ViewCast entered into a Purchase and Sale Agreement/Security Agreement with Amegy Bank National Association, a national banking association. This agreement provides ViewCast with an accounts receivable loan facility to provide a source of working capital with advances generally limited to 80% of submitted accounts receivable. As of December 31, 2007 ViewCast had no borrowings under this facility.
     On or before the effective expiration date during February 2007, ViewCast received $936,433 in proceeds from the exercise of 3,534,610 of its outstanding private and public equivalent common stock purchase warrants resulting in the issuance of the same amount of common stock. The remaining 265,070 public warrants and 33,332 private warrants expired in the first quarter. In April of 2007, an additional 650,970 outstanding private warrants expired. At December 31, 2007, ViewCast had outstanding 2,500,000 non-redeemable private warrants with exercise prices of $0.48 per share and with expiration dates in December 2013.
     There were no preferred stock dividends declared or paid during 2007. The Series B and Series C preferred stock issues carry cumulative dividends of 8% and 9% per year, respectively, and are generally payable semi-annually in arrears in cash or in ViewCast common stock, at ViewCast’s option. Cumulative dividends in arrears on preferred shares are approximately: Series B-$3,835,000, Series C-$1,082,000. Holders of Series B and Series C preferred stock have no voting rights except as required by law.
     At December 31, 2007, ViewCast had working capital of $4,601,520 and cash and cash equivalents of $1,135,416. ViewCast utilizes significant capital to design, develop and commercialize its products and intends to fund its operating activities and sales growth during the next twelve months by utilizing existing cash, cash contributed from operations and its available working capital lines of credit to the extent possible. ViewCast anticipates it may require additional working capital during 2008 to support the expansion of sales channels and market distribution, to develop and introduce new products and services, to enhance existing product offerings, to address unanticipated competitive threats or technical problems, to transition adverse economic conditions, to service its debt and for potential acquisition transactions.
     ViewCast plans to improve its working capital position by increasing sales and through other initiatives that may include raising additional equity and by exercise of outstanding warrants if market conditions allow. ViewCast’s increased product sales and cash flows have made significant improvements to its financial position. The exercise of warrants in February 2007 generated $936,433 in additional working capital and net equity. The result is positive working capital of $4,601,520 at December 31, 2007 compared to $2,949,669 at December 31, 2006. ViewCast intends to continue discussions related to current and potentially new debt and equity relationships. There can be no assurance that additional financing will be available to ViewCast on acceptable terms, or at all. Additional equity financing may involve substantial dilution to our then existing stockholders. ViewCast intends to actively pursue other strategic merger and acquisition activities to the extent possible. In the event we are unable to generate positive cash flow, raise additional capital or execute other alternatives, we may be required to sell segments of the business, or substantially reduce or curtail our activities. Such actions could result in charges that could be material to ViewCast’s results of operations or financial position.
     At December 31, 2007, ViewCast had no material commitments for capital expenditures.
Operating Leases
     The following table summarizes ViewCast’s operating leases with definitive payment terms that will require cash outlays in the future. These future cash payment amounts are as of December 31, 2007:

Contractual Obligations	(In thousands)
and Commitments:	2008	2009	2010	2011	2012	Total

Operating leases	$308	$289	$292	$149	$13	$1,051
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

Item 7. Financial Statements
ViewCast.com, Inc. and Subsidiaries
Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm
The Board of Directors
ViewCast.com, Inc.
We have audited the accompanying consolidated balance sheets of ViewCast.com, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above, present fairly, in all material respects, the consolidated financial position of ViewCast.com, Inc. and subsidiaries as of December 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
As discussed in Note 2 to the consolidated financial statements, effective January 1, 2006 the Company adopted Statement of Financial Accounting Standard No.123(R), Share-Based Payment.
/s/ KBA GROUP LLP
Dallas, Texas
March 31, 2008

VIEWCAST.COM, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2006	2007
ASSETS
Current assets:
Cash and cash equivalents	$567,509	$1,135,416
Accounts receivable, less allowance for doubtful accounts of $30,756 and $30,390 at December 31, 2006 and 2007 respectively	2,084,723	2,261,133
Inventories, net	2,155,212	2,367,200
Prepaid expenses	148,039	243,614

Total current assets	4,955,483	6,007,363

Property and equipment, net	446,758	721,413
Intangible assets, net	177,737	323,367
Deposits	59,107	45,566

Total assets	$5,639,085	$7,097,709

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$982,472	$456,641
Accrued expenses	1,020,535	927,857
Current maturities of long-term debt	2,807	21,345

Total current liabilities	2,005,814	1,405,843

Long-term debt less current maturities	491	28,157
Stockholder note payable	5,141,361	5,141,361
Stockholder accrued interest	10,561	192,994

Commitments and contingencies

Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value, authorized 5,000,000 shares:
Series B convertible — issued and outstanding shares - 800,000 - liquidation value of $14 and $15 per share as of December 31, 2006 and 2007 respectively	80	80
Series C convertible — issued and outstanding shares - 200,000 - liquidation value of $30 and $31 per share as of December 31, 2006 and 2007 respectively	20	20
Series E convertible — issued and outstanding shares - 80,000 - liquidation value of $101 and $102 per share as of December 31, 2006 and 2007 respectively	8	8
Common stock, $.0001 par value, authorized 100,000,000 shares:
Issued shares — 28,752,143 and 32,341,753 at December 31, 2006 and 2007, respectively	2,875	3,234
Additional paid-in capital	68,986,065	69,990,960
Accumulated deficit	(70,496,284)	(69,653,042)
Treasury stock, 261,497 shares at cost	(11,906)	(11,906)

Total stockholders’ equity (deficit)	(1,519,142)	329,354

Total liabilities and stockholders’ equity (deficit)	$5,639,085	$7,097,709

The accompanying notes are an integral part of these consolidated statements.

VIEWCAST.COM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2006	2007
Net sales	$13,981,096	$15,993,541

Cost of sales	6,280,863	6,388,191

Gross profit	7,700,233	9,605,350

Operating expenses:
Selling, general and administrative	6,253,183	6,252,972
Research and development	1,956,082	2,074,120
Depreciation and amortization	338,431	369,506

Total operating expenses	8,547,696	8,696,598

Operating income (loss)	(847,463)	908,752

Other income (expense):
Interest expense (including $936,709 and $295,463 of expense to related parties)	(938,533)	(305,966)
Interest income	24,731	33,216
Loss on disposal of fixed assets	(13,219)	(25,560)
Other	23,395	250,000

Total other expense	(903,626)	(48,310)

Income tax expense	—	(17,200)

NET INCOME (LOSS)	$(1,751,089)	$843,242

Preferred stock dividends	(819,243)	(819,243)

Net income (loss) applicable to common stockholders	$(2,570,332)	$23,999

Net income (loss) per share
Basic	$(0.10)	$0.00

Diluted	$(0.10)	$0.00

Weighted average number of common shares outstanding
Basic	25,792,662	31,714,363

Diluted	25,792,662	47,726,772

The accompanying notes are an integral part of these consolidated statements.

VIEWCAST.COM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2007

	Series B		Series C		Series E
	Convertible		Convertible		Convertible				Additional			Total
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated	Treasury	Stockholders’
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Shares	Par Value	Capital	Deficit	Stock	Equity (Deficit)
Balances, December 31, 2005	800,000	$80	200,000	$20	—	$—	25,889,456	$2,589	$59,718,393	$(68,745,195)	$(11,906)	$(9,036,019)

Stock based compensation expense	—	—	—	—	—	—	—	—	8,384	—	—	8,384

Conversion of stockholder line of credit and note payable into Series E Preferred stock, common stock and warrants	—	—	—	—	80,000	8	2,862,687	286	9,259,288	—	—	9,259,582

Net loss	—	—	—	—	—	—	—	—	—	(1,751,089)	—	(1,751,089)

Balances, December 31, 2006	800,000	$80	200,000	$20	80,000	$8	28,752,143	$2,875	$68,986,065	$(70,496,284)	$(11,906)	$(1,519,142)

Stock based compensation expense	—	—	—	—	—	—	—	—	51,875	—	—	51,875

Exercise of stock options	—	—	—	—	—	—	55,000	6	16,940	—	—	16,946

Exercise of stock warrants	—	—	—	—	—	—	3,534,610	353	936,080	—	—	936,433

Net income	—	—	—	—	—	—	—	—	—	843,242	—	843,242

Balances, December 31, 2007	800,000	$80	200,000	$20	80,000	$8	32,341,753	$3,234	$69,990,960	$(69,653,042)	$(11,906)	$329,354

The accompanying notes are an integral part of these consolidated statements.

VIEWCAST.COM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2006	2007
Operating activities:
Net income (loss)	$(1,751,089)	$843,242
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Bad debt expense	17,585	(366)
Depreciation of property and equipment	195,067	305,775
Amortization of intangible assets	143,364	63,731
Stock based compensation expense	8,384	51,875
Loss on disposition of property and equipment	13,219	25,560
Changes in operating assets and liabilities
Accounts receivable	(797,532)	(176,044)
Inventories	(143,721)	(203,471)
Prepaid expenses	(74,965)	(95,575)
Deposits	(29,781)	13,541
Accounts payable	400,209	(525,831)
Accrued expenses	(222,842)	(92,678)
Stockholder accrued interest	1,688,159	182,433

Net cash provided by (used in) operating activities	(553,943)	392,192

Investing activities:
Capitalized software development costs	(181,976)	(209,361)
Purchase of property and equipment	(390,120)	(554,797)
Proceeds from disposition of property and equipment	3,711	—

Net cash used in investing activities	(568,385)	(764,158)

Financing activities:
Net proceeds from stockholder line of credit	250,000	—
Proceeds from exercise of employee stock options	—	16,946
Net proceeds from exercise of warrants	—	936,433
Repayments of long-term debt	(8,036)	(13,506)

Net cash provided by financing activities	241,964	939,873

Net increase (decrease) in cash and cash equivalents	(880,364)	567,907

Cash and cash equivalents, beginning of period	1,447,873	567,509

Cash and cash equivalents, end of period	$567,509	$1,135,416

Supplemental cash flow information:
Cash paid for interest	$8,458	$117,855

Supplemental non-cash flow activities:
Conversion of Stockholder debt to common stock, Series E convertible preferred stock and warrants	$9,259,582	$—
Conversion of Stockholder accrued interest to Stockholder note payable	$3,891,361	$—
Acquisition of assets under capital leases	$—	$59,710
Property and equipment reclassed to inventory	$—	$8,517
The accompanying notes are an integral part of these consolidated statements.

ViewCast.com, Inc.
Notes to the Consolidated Financial Statements
1. The Company and Description of Business
     The accompanying consolidated financial statements include the accounts of ViewCast.com, Inc. dba ViewCast Corporation and its wholly-owned subsidiaries, VideoWare, Inc., Osprey Technologies, Inc., ViewCast Online Solutions, Inc., and Viewcast Technology Services Corporation (collectively, ViewCast or the Company). The Company develops and sells video and audio communications products for delivering media dynamically via a variety of network types and protocols. These products include Osprey® Video capture cards and Niagara® video encoders/servers, featuring Niagara SCX encoder management software and other related products. ViewCast products address the video capture, processing, and delivery requirements for a broad range of applications and markets. Worldwide the Company markets and sells its video products and services directly to end-users or through indirect channels including original equipment manufacturers (“OEMs”), value-added resellers (“VARs”), resellers, distributors and computer system integrators.
     The Company utilizes significant capital to design, develop and commercialize its products and intends to fund its 2008 operating activities and sales growth by utilizing existing cash, cash provided from operations and working capital lines of credit to the extent possible. The Company believes that these items will provide sufficient cash to fund operations for the next 12 months, however, the Company may require additional working capital during the next year to support operations and the expansion of sales channels and market distribution, to develop and introduce new products and services, to enhance existing product offerings, to address unanticipated competitive threats or technical problems, to transition adverse economic conditions and for potential acquisition transactions. Although the Company has no firm arrangements with respect to additional financing, it is currently considering proposals relating to the issuance of equity securities in exchange for a cash investment in the Company. There can be no assurance that additional financing will be available to the Company on acceptable terms, or at all. Additional equity financing may involve substantial dilution to our then existing stockholders. In the event the Company is unable to raise additional capital or execute other alternatives, it may be required to sell segments of the business, or substantially reduce or curtail our activities. Such actions could result in charges that could be material to ViewCast’s results of operations or financial position.
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

ViewCast.com, Inc.
Notes to the Consolidated Financial Statements — Continued
     Changes in the Company’s allowance for doubtful accounts for the years ended December 31, 2006 and 2007 are as follows:

	Year ended December 31,
	2006	2007
Beginning balance	$13,171	$30,756
Bad debt expense	17,585	(366)

Ending balance	$30,756	$30,390

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
     Intangible assets consist of the following:

		December 31, 2006		December 31, 2007
	Average life	Gross carrying	Accumulated	Gross carrying	Accumulated
	(years)	amount	amortization	amount	amortization
Capitalized Software Costs	3	$966,717	$867,985	$1,163,455	$926,514
Patents	17	83,409	4,404	96,032	9,606

		$1,050,126	$872,389	$1,259,487	$936,120

     The estimated aggregate amortization expenses for the succeeding years are as follows:

	2008	2009	2010	Thereafter	Total
Capitalized Software Costs	$103,940	$87,590	$45,411	$—	$236,941
Patents	5,649	5,649	5,649	69,479	86,426

	$109,589	$93,239	$51,060	$69,479	$323,367

ViewCast.com, Inc.
Notes to the Consolidated Financial Statements — Continued
     Impairment of Long-Lived Assets
     Assets that are held and used are analyzed for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. Impairment is recognized when the estimated undiscounted cash flow generated by those assets is less than the carrying amounts of such assets. The amount of impairment is the excess of the carrying amount over the fair value of such assets. Assets held for sale are carried at the lower of carrying amount or fair value less selling costs. No impairment charges were recognized for 2006 and 2007.
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
     Net Earning Per Share
     Basic earnings per share (“EPS”) is calculated by dividing net income or loss applicable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is calculated by using the weighted-average number of common shares outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the dilutive potential shares of common stock had been issued. Dilutive potential shares of common stock include convertible preferred stock, options and warrants which are exercisable based on the average market price during the year. For 2006, the computation of diluted loss per share excludes the portion of convertible preferred stock, options and warrants that are anti-dilutive. The following table sets forth the computation of basic and diluted earnings per share:

	Year Ended December 31,
	2006	2007
Net income (loss) applicable to common stockholders — numerator for basic and diluted earnings per share	$(2,570,332)	$23,999

Weighted — average common shares outstanding — denominator for basic earnings per share	25,792,662	31,714,363

Dilutive potential common shares:
Stock options	—	197,503
Warrants	—	128,632
Convertible preferred stock — Series E	—	15,686,274

Weighted — average common shares and dilutive potential common shares outstanding — denominator for dilluted earning per share	25,792,662	47,726,772

Net income (loss) per share:
Basic	$(0.10)	$0.00

Diluted	$(0.10)	$0.00

ViewCast.com, Inc.
Notes to the Consolidated Financial Statements — Continued
     The following table sets forth the anti-dilutive securities excluded from diluted earnings per share:

	Twelve Months Ended December 31,
	2006	2007
Stock options	2,739,700	1,904,600
Public and private warrants	4,746,482	2,500,000
Convertible preferred stock — Series B	2,206,896	2,206,896
Convertible preferred stock — Series C	3,333,333	3,333,333
Convertible preferred stock — Series E	3,137,255	—
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
     The following table below shows the roll forward of the warranty reserve for the years ended December 31, 2006 and 2007:

	Year ended December 31,
	2006	2007
Beginning balance	$57,667	$117,636
Charged to expense	127,237	162,256
Usage	(67,268)	(145,952)

Ending balance	$117,636	$133,940

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

	Customers Exceeding 10%		Customers exceeding 10% of Year-
	of Net Sales		End Accounts Receivable Balance
	Number of	Combined	Number of	Combined
Year	Customers	Percent	Customers	Percent
2006	1	13%	2	29%
2007	3	41%	3	47%
     The Company believes it has no significant credit risk in excess of provided reserves.
     The Company is substantially dependent on its third-party suppliers and manufacturers to supply its components and electronic parts, including standard and custom-designed components.

ViewCast.com, Inc.
Notes to the Consolidated Financial Statements — Continued
     Use of Estimates
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant estimates used in preparing these financial statements are related primarily to accounts receivable allowances, inventory valuation, warranty reserves, deferred tax asset valuation allowances. Management believes the estimates used in preparing the financial statements are reasonable; however, actual results could differ from those estimates.
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
     Advertising Costs
     Advertising costs are expensed as incurred. Advertising expense for the years ended December 31, 2006 and 2007 was $607,398 and $475,279, respectively.
     Fair Value of Financial Instruments
     The Company believes that the carrying amount of certain of its financial instruments, which include cash equivalents, accounts receivable, accounts payable, short-term debt and accrued expenses, approximate fair value due to the short-term maturities of these instruments. The Company also believes the carrying value of its long-term debt approximates fair value because actual interest rates were consistent with rates estimated to be available for obligations with similar terms and conditions.
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
     The Company adopted SFAS 123(R) using the modified prospective transition method. The Company’s consolidated financial statements as of and for the year ended December 31, 2006 reflects the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s consolidated financial statements for prior periods have not been restated to include the impact of SFAS 123(R). Stock-based compensation expense recognized under SFAS 123(R) was $8,384 and $51,875 for the year ended December 31, 2006 and 2007, respectively. During the year ended December 31, 2007, there were 1,395,000 new options granted under the ViewCast 2005 Stock Incentive Plan. SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the

ViewCast.com, Inc.
Notes to the Consolidated Financial Statements — Continued
award that is ultimately expected to vest is recognized as expense over the requisite service period in the Company’s Statement of operations. Prior to the adoption of SFAS 123(R), the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB No. 25 as allowed under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Under the intrinsic value method, no stock-based compensation expense for stock options grants was recognized because the exercise price of the Company’s stock options granted to employees and directors equaled the fair market value of the underlying stock at the date of grant.
     Stock-based compensation expense recognized in the Company’s statement of operations for the fiscal year of 2007 is based on awards ultimately expected to vest and has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.
     The Company used the Black-Scholes option-pricing model (“Black-Scholes”) as its method of valuation under SFAS 123(R) in fiscal year 2006 and 2007 and a single option award approach. This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. The fair value of share-based payment awards on the date of grant as determined by the Black-Scholes model is affected by our stock price as well as other assumptions. These assumptions include, but are not limited to the expected stock price volatility over the term of the awards and the actual and projected employee stock option exercise behaviors. The weighted-average estimated value of employee stock options granted during the year ended December 31, 2006 and 2007 was estimated using the Black-Scholes model with the following weighted-average assumptions:

	Year Ended
	December 31,
	2006	2007

Expected volatility	109%	105%
Risk-free interest rate	4.76%	4.50%
Expected dividends	0.0%	0.0%
Expected term in years	4.08	3.91
     At December 31, 2007, the balance of unearned stock-based compensation to be expensed in future periods related to unvested share-based awards, as adjusted for expected forfeitures, is approximately $90,061. The weighted-average period over which the unearned stock-based compensation expected to be recognized is approximately three years.
     Recent Accounting Pronouncements
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value under GAAP and expands disclosures about fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements, but does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Early application is encouraged, provided that the reporting entity has not yet issued financial statements for an interim period within that fiscal year. We estimate that the initial application of SFAS No. 157 will not be material.
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which allows companies the option to measure financial assets or liabilities at fair value and include unrealized gains and losses in net income rather than equity. This becomes available when we adopt SFAS 157, which will be fiscal year 2008. We are analyzing the expected impact from adopting this statement on our financial statements, but currently do not believe its adoption will have a significant impact on our financial position or results of operations.
     In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R will significantly change the accounting for business combinations in a number of areas including the

ViewCast.com, Inc.
Notes to the Consolidated Financial Statements — Continued
treatment of contingent consideration, contingencies, acquisition costs, IPR&D and restructuring costs. In addition, under SFAS 141R, changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination after the measurement period will impact income tax expense. SFAS 141R is effective for fiscal years beginning after December 15, 2008 and, as such, we will adopt this standard in 2009. We have not yet determined the impact, if any, of SFAS 141R on our consolidated financial statements.
3. Inventories
     Inventories consist of the following:

	December 31,
	2006	2007
Purchased materials	$1,410,411	$1,351,377
Finished goods	744,801	1,015,823

	$2,155,212	$2,367,200

4. Property and Equipment
     Property and equipment, at cost, consists of the following:

	Estimated
	Useful Life	December 31,
	(Years)	2006	2007

Service equipment	3	$—	$242,362
Computer equipment	3 to 7	408,174	309,112
Software	3 to 5	132,909	182,110
Leasehold improvements	1 to 5	121,746	130,409
Office furniture and equipment	5 to 7	604,768	890,300

		1,267,597	1,754,293

Less accumulated depreciation and amortization		(820,839)	(1,032,880)

		$446,758	$721,413

5. Accrued Expenses
     Accrued expenses consist of the following:

	December 31,
	2006	2007
Accrued compensation	$217,445	$174,030
Accrued warranty	117,636	133,940
Accrued inventory purchases	95,068	55,713
Customer deposits	166,844	22,435
Deferred rent	118,496	100,555
Deferred revenue	71,857	174,084
Accrued taxes and other	233,189	267,100

	$1,020,535	$927,857

ViewCast.com, Inc.
Notes to the Consolidated Financial Statements — Continued
6. Stockholder Line of Credit
     Since October 1998, the Company has maintained a credit facility with an entity controlled by one of its principal stockholders, Mr. H.T. Ardinger. During the year of 2006, the Company received advances of $250,000 under the line of credit.
     Effective December 11, 2006, the terms and conditions of the line-of-credit and note agreement were amended to establish a long-term payout for the credit line’s accrued interest of $796,838 and $1,250,000 of principal with the remainder of the outstanding $3,600,000 credit line principal balance converted to equity. See Note 7 regarding the amended long-term credit facility and Note 8 regarding the conversion of Ardinger debt into equity.
7. Long-term Debt
     Stockholder Term Note
     Since October 1998, the Company has maintained a credit facility with an entity controlled by one of its principal stockholders, Mr. H.T. Ardinger. On December 11, 2006, ViewCast.com, Inc., Osprey Technologies, Inc. and VideoWare, Inc. (jointly and severally, “the Borrower”) amended the terms and conditions of the loan and security agreement with the Ardinger Family Partnership, Ltd. Under the amended terms the $1,250,000 of the primary principal and $3,891,361 of accrued interest or secondary principal are due December 31, 2009, subject to certain earlier payment conditions. The interest on the primary principal amount will accrue and be paid monthly based on the effective prime rate plus 1.0% (9.25% and 8.25% as of December 31, 2006 and 2007, respectively) provided, however, that this rate shall not exceed 9.5% prior to December 31, 2007. Interest on the unpaid accrued interest note shall accrue based on the effective Applicable Federal Rate, as defined in the agreement, (4.73% and 3.88% as of December 31, 2006 and 2007, respectively) and shall be paid in full on the maturity date. The Company has recorded $192,994 of accrued interest related to this note at December 31, 2007. The amended note agreement is secured by all the assets of the Borrower.
     Long-term debt consists of the following:

	December 31, 2006	December 31, 2007

Aggregate of the Outstanding Principal (“Primary Principal Amount”), with interest due at a rate per annum equal to the lesser of prime plus 1.0% (9.25% and 8.25% at December 31, 2006 and 2007 respectively) or 9.5% fixed rate, due December 31, 2009.	$1,250,000	$1,250,000

Accrued and Outstanding Interest (“Secondary Principal Amount”), with interest due at a rate per annum equal to the lesser of Applicable Federal Rate (4.73% and 3.88% at December 31, 2006 and 2007 respectively) or 9.5% fixed rate, due December 31, 2009.	3,891,361	3,891,361
Other debt	3,298	49,502

Total long-term debt	5,144,659	5,190,863
Less current maturities	(2,807)	(21,345)

Total long-term debt less current maturities	$5,141,852	$5,169,518

     The following are the scheduled maturities of long-term notes payable and stockholder accrued interest at December 31, 2007:

	Long-term Notes	Stockholder
Year ended December 31	Payable	Accrued Interest

2008	$21,345	$—
2009	5,161,335	192,994
2010	8,183	—

	$5,190,863	$192,994

ViewCast.com, Inc.
Notes to the Consolidated Financial Statements — Continued
8. Conversion of Ardinger Debt to Equity
     On December 11, 2006, H. T. Ardinger, former chairman of the board and a principal shareholder of the Company, and the Ardinger Family Partnership, Ltd. agreed to the conversion of $9,259,582 of outstanding debt into equity. The terms of the conversion called for a combination of the issuance of 80,000 shares of unregistered convertible Series E preferred stock with each share having a stated value of $100.00 with voting rights on an “as converted” basis with the common stock and the issuance of 2,862,687 shares of unregistered common stock. In addition, a seven year warrant was issued to purchases up to 2,500,000 shares of common stock at an exercise price of $0.48 per share. The preferred stock provides for a conversion option to common stock at $0.60 per share of ViewCast common stock with an early conversion discount of 15% during the first twenty-four months. The Company and Ardinger also entered into a registration rights agreement. As H.T. Ardinger and the Ardinger Family Partnership are principal shareholders of the Company at the time of the transaction, the $9,259,582 of debt converted in exchange for the common stock, Series E preferred stock and common stock warrants was recorded as a direct increase to equity. Additionally, the fair market value of the equity issued approximated the carrying value of the debt retired based on management’s estimates.
9. Income Taxes
     The Company records a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. In the opinion of management, realization of the Company’s net operating loss carryforward is not reasonably assured, and a valuation allowance of $26,791,000 and $26,451,000 has been provided against deferred tax assets in excess of deferred tax liabilities in the accompanying consolidated financial statements at December 31, 2006 and 2007, respectively.
     The components of the Company’s net deferred taxes are as follows:

	Year ended December 31,
	2006	2007
Deferred tax assets:
Net operating loss carryforwards	$26,129,000	$25,934,000
Deferred revenue	31,000	64,000
Patent	4,000	—
Accrued liabilities	209,000	144,000
Property and equipment	63,000	74,000
Software development costs	355,000	235,000

Total deferred tax assets	26,791,000	26,451,000

Net deferred tax assets	26,791,000	26,451,000
Less: valuation allowance	(26,791,000)	(26,451,000)

Net deferred taxes	$—	$—

ViewCast.com, Inc.
Notes to the Consolidated Financial Statements — Continued
     The reconciliation between the federal income tax benefit calculated by applying U.S. federal statutory rates to net loss and the absence of a tax benefit reported in the accompanying consolidated financial statements is as follows:

	Year ended December 31,
	2006	2007
U.S. federal statutory rate applied to pretax income (loss)	$(595,000)	$293,000
State tax net of federal benefit	—	—
Change in valuation allowance	552,000	(340,000)
Other	43,000	64,000

	$—	$17,000

     At December 31, 2007 the Company has federal income tax net operating loss carryforwards of approximately $70,000,000, which expire at various dates beginning in 2009. The Company is subject to limitations existing under Internal Revenue Code Section 382 (Change of Control) relating to the availability of the operating loss carryforward.
     No federal income or foreign taxes were paid during the years ended December 31, 2006 and 2007. State taxes of $4,859 were paid in 2007 with no similar payment in 2006.
10. Stockholders’ Equity (Deficit)
     Preferred Stock
     In December 1998 through February 1999, the Company received net proceeds of $8,834,346 from the private placement of 945,000 shares of Series B Convertible Preferred Stock at a stated value of $10 per share. Two principal stockholders of the Company purchased $4,000,000 and $2,000,000 of the offering, respectively and other existing stockholders purchased the balance of $3.45 million. The Series B Preferred Stock is convertible into common stock of the Company at a fixed price of $3.625 per share, subject to certain requirements, and carries a dividend of 8% per year payable in cash or common stock of the Company, at the Company’s option.
     In November 2001, the Company received net proceeds of $2,000,000 from the private placement of 200,000 shares of Series C Convertible Preferred Stock at a stated value of $10 per share with H.T. Ardinger, Jr., a principal shareholder and former Chairman of the Board of the Company. The Series C Preferred Stock is convertible into common stock of the Company at a fixed price of $0.60 per share, subject to certain requirements, and carries a dividend of 9% per year payable in cash or common stock of the Company, at the Company’s option.
     Holders of Series B and Series C Preferred Stock have no voting rights except on amendments to the Company’s Articles of Incorporation to change the authorized shares, or par value, or to alter or change the powers or preferences of their respective preferred stock issues.
     As discussed in Note 8, in December 2006, the Company retired certain debt from the Ardinger Family Partnership, Ltd. in exchange for certain Company securities, including 80,000 shares of ViewCast’s Series E Convertible Preferred Stock with each share having a stated value of $100 with voting rights on an “as converted’ basis with the common stock and accrues no dividends. The Series E preferred stock provides for a conversion option to common stock at $0.60 per share of ViewCast common stock with an early conversion discount of 15% during the first twenty-four months.
     There were no preferred stock dividends declared or paid during 2006 and 2007. The Series B and Series C Preferred Stock issues carry cumulative dividends of 8% and 9% per year, respectively, and are generally payable semi-annually in arrears in cash or common stock of the Company, at the Company’s option. Cumulative dividends on Series B, and Series C preferred shares in arrears at December 31, 2006 are $3,196,579 and $900,840, respectively; and at December 31, 2007 are $3,834,831 and $1,081,831, respectively.

ViewCast.com, Inc.
Notes to the Consolidated Financial Statements — Continued
     Common Stock
     During 2006, the Company issued 2,862,687 shares of unregistered common stock in exchange for the retirement of debt as discussed in Note 8.
     During 2007, the Company received $16,946 in proceeds from the exercise of 55,000 of its outstanding employee stock options, with a weighted-average exercise price of approximately $0.31 per share. During 2007, the Company received $936,433 in proceeds from the exercise of 3,534,610 of its outstanding public and public equivalent common stock purchase warrants resulting in the issuance of the same amount of common stock.
     Stock Option Plan
     In October 2005, the Company adopted the ViewCast 2005 Stock Incentive Plan, which replaced the Company’s expired stock option plans (the 1995 Employee Stock Option Plan and the 1995 Director Stock Option Plan) and become the sole plan for providing equity-based incentive compensation to the Company’s employees, non-employee directors and other service providers. Options granted under the expired stock option plans will continue to be subject to the terms of those plans in effect before the effective date of the 2005 Stock Incentive Plan. The plan allows for the grant of stock options, restricted stock, restricted stock units, stock appreciation rights, performance awards and other incentive awards to employees, non-employee directors and other service providers of the Company and its affiliates who are in a position to make a significant contribution to the success of the Company and its affiliates. The purposes of the plan are to attract and retain individuals, further align employee and shareholder interests, and closely link compensation with Company performance. The plan is administered by the Board of Directors.
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
     Following is a summary of stock option activity from January 1, 2006 through December 31, 2007:

	Stock Options
			Weighted-
			Average
	Number	Price Per	Exercise Price
	of Shares	Share	Per Share

Outstanding at January 1, 2006	3,124,642	$0.20-$9.00	$2.07

Granted	155,000	0.20 - 0.39	0.23
Exercised	—
Canceled/forfeited	(745,042)	0.20 - 5.50	1.25

Outstanding at December 31, 2006	2,534,600	$0.20-$9.00	$2.20

Granted	1,395,000	0.39 - 0.48	0.43
Exercised	(55,000)	0.29 - 0.41	0.31
Canceled/forfeited	(1,213,750)	0.20 - 9.00	0.72

Outstanding at December 31, 2007	2,660,850	$0.20-$7.14	$1.99

     The weighted-average grant-date fair value of options granted was $0.23 and $0.43 for the years ended December 31, 2006 and 2007, respectively.

ViewCast.com, Inc.
Notes to the Consolidated Financial Statements — Continued
     The following information applies to options outstanding at December 31, 2007:

		Weighted-
		Average	Weighted-		Weighted-
Range of	Outstanding at	Remaining	Average	Exercisable at	Average
Exercise	December 31,	Contractual	Exercise	December 31,	Exercise
Prices	2007	Life	Price	2007	Price

$ 0.01 - 1.00	1,401,500	6.2	$0.40	869,958	$0.40
1.01 - 2.00	541,350	3.2	1.12	541,350	1.12
2.01 - 3.00	110,000	2.1	2.51	110,000	2.51
3.01 - 4.00	67,500	0.9	3.50	67,500	3.50
4.01 - 5.00	12,500	1.8	4.53	12,500	4.53
5.01 - 6.00	116,000	2.0	5.50	116,000	5.50
6.01 - 7.00	2,000	1.3	7.00	2,000	7.00
7.01 - 8.00	410,000	1.7	7.10	260,000	7.10

	2,660,850	4.4	$1.99	1,979,308	$2.03

     Employee Stock Purchase Plan
     In October 2005, the Company established the ViewCast 2005 Employee Stock Purchase Plan (the “ESPP”) to provide employees of the Company with an opportunity to purchase common stock through payroll deductions. The plan replaced the Company’s expired employee stock purchase plan (the 1995 Employee Stock Purchase Plan) which expired in April 2005. Under the ESPP, 1,000,000 shares of Common Stock have been reserved for issuance, subject to certain antidilution adjustments. The ESPP is intended to qualify as an employee stock purchase plan within the meaning of Section 423 of the IRS Code.
     Under the ESPP each offering is for a period of six months ending March 31 and September 30 of each year. Eligible employees may participate in the ESPP by authorizing payroll deductions during an offering period within a percentage range determined by the Board of Directors. Initially, the amount of authorized payroll deductions is not more than ten percent of an employee’s cash compensation during an offering period, and not more than $25,000 per year. Amounts withheld from payroll are applied at the end of each offering period to purchase shares of Common Stock. Participants may withdraw their contributions at any time before stock is purchased, and in the event of withdrawal such contributions will be returned to participants. The purchase price of the Common Stock is equal to ninety-five percent (95%) of the market price of Common Stock at the end of each offering period (the “Exercise Date”). The Purchase Price may be changed by the Board or its committee but in any case shall never be lower than 85% to the fair market value of a share of Common Stock on the Exercise Date. ViewCast pays all expenses incurred in connection with the implementation and administration of the ESPP. There were no ESPP activities in 2007 and 2006.
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

ViewCast.com, Inc.
Notes to the Consolidated Financial Statements — Continued
     Following is a summary of warrant activity from January 1, 2006 through December 31, 2007:

			Weighted-
	Number	Exercise	Average
	of Warrants	Price	Exercise Price

Outstanding and exercisable at January 2006	4,483,982	$0.28 - 1.00	$0.31

Granted	2,500,000	0.48	0.48
Exercised	—	—	—
Cancelled	—	—	—

Outstanding and exercisable at December 2006	6,983,982	$0.28 - 1.00	$0.37

Granted	—	—	—
Exercised	(3,534,610)	0.28	0.28
Cancelled	(949,372)	0.28 - 1.00	0.42

Outstanding and exercisable at December 2007	2,500,000	$0.48	$0.48

     At December 31, 2006, the Company had outstanding 2,616,348 redeemable common stock public warrants that were issued in connection with the Company’s initial public offering, as well as 1,183,332 redeemable private warrants, with terms similar to the public warrants, that were issued in connection with the early exercise of private warrants during 1998. When initially issued, each redeemable warrant entitled the holder to purchase one share of common stock at $4.50, subject to adjustment under certain circumstances. At various times since 1998, the Company has reduced the exercise price of the warrants from $4.50 to $0.275.
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
     On December 11, 2006, the Company issued the Ardinger Family Partnership, Ltd a seven year warrant to purchase up to 2,500,000 shares of Common Stock at an exercise price of $0.48 per share in conjunction with the Ardinger debt conversion (See Note 8).
     At December 31, 2007, the Company had outstanding 2,500,000 private warrants to purchase common stock of the Company with exercise prices of $0.48 per share and expiration dates in December 2013.
11. Employee Benefit Plan
     Effective March 1, 1997, the Company adopted a profit sharing plan pursuant to Section 401(k) of the Internal Revenue Code whereby participants may elect to contribute up to sixty percent (60%) of their compensation subject to statutory limitations. The plan provides for discretionary matching and profit sharing contributions by the Company. All employees are eligible to participate in the plan provided they meet minimum age requirement of eighteen. For the year ended December 31, 2007, the Company made $46,111 matching contributions to this plan. No contributions were made during the year ended December 31, 2006.

ViewCast.com, Inc.
Notes to the Consolidated Financial Statements — Continued
12. Commitments and Contingencies
     The Company leases various offices and manufacturing space at various locations under non-cancelable operating leases extending through 2012. The Company also leases certain office and computer equipment under non-cancelable operating leases. Future minimum operating lease payments with initial or remaining terms of one year or more are as follows:

Operating Leases
Year ended December 31:
2008	$308,164
2009	288,699
2010	292,014
2011	149,494
2012	12,984

Total minimum lease payments	$1,051,355

Rent expense was $296,790 and $315,915 for the years ended December 31, 2006 and 2007, respectively.
13. Related Party Transactions
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
     On December 11, 2006, H. T. Ardinger and the Ardinger Family Partnership, Ltd. agreed to the conversion of $9,259,582 outstanding debt. See Note 8.
     In addition, the parties entered into an amended and restated loan and security agreement for the remaining $1,250,000 primary principal and $3,891,361 of accrued interest or secondary principal which shall be due December 31, 2009 subject to certain earlier payment conditions. See Note 7. Interest paid to the partnership during 2006 and 2007 was $6,634 and $113,029, respectively.
14. Accounts Receivable Loan Facility
     On June 29, 2007, the Company entered into a Purchase and Sale Agreement/Security Agreement with Amegy Bank National Association, a national banking association. This agreement provides the Company with an accounts receivable loan facility to provide a source of working capital with advances generally limited to 80% of submitted accounts receivable. As of December 31, 2007 the Company had no borrowings under this facility.

ViewCast.com, Inc.
Notes to the Consolidated Financial Statements — Continued
Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     None.
Item 8A(T). Controls and Procedures
     Evaluation of Disclosure Controls and Procedures
     Management, including the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is (i) recorded, processed, summarized and reported as and when required and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosure.
     Management’s Report on Internal Control Over Financial Reporting
     Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) of the Company. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.
     The Company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.
     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
     Management, under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2007 under the criteria set forth in the Internal Control—Integrated Framework.
     This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report on Form 10-KSB.
     There have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation that occurred during the Company’s last fiscal quarter that has materially affected, or that is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 8B. Other Information
     None.

PART III
Item 9. Directors, Executive Officers, Promoters, Control Persons, and Corporate Governance; Compliance with Section 16(a) of the Exchange Act
     The information required by this item is incorporated by reference to the Company’s Proxy Statement for the 2008 Annual Meeting of Shareholders (the “Proxy Statement”).
Item 10. Executive Compensation
     The information required by this item is incorporated by reference to the Proxy Statement.
Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     The information required by this item is incorporated by reference to the Proxy Statement.
     Equity Compensation Plan Information
     The following table sets forth certain information as of December 31, 2007 concerning outstanding awards and securities available for future issuance pursuant to ViewCast’s equity compensation plans.

	Number of securities to be		Number of securities remaining
	issued upon exercise of	Weighted-average exercise	available for future issuance under
	outstanding options,	price of outstanding options,	equity compensation plans (excluding
	warrants and rights	warrants and rights	securities reflected in column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,660,850	$1.99	3,216,044

Equity compensation plans not approved by security holders	—	—	—

Total	2,660,850	$1.99	3,216,044
Item 12. Certain Relationships and Related Transactions, and Director Independence
     The information required by this item is incorporated by reference to the Proxy Statement.

Item 13. Exhibits.
EXHIBIT INDEX

Exhibit No.	Description of Exhibit

2.1	Agreement and Plan of Merger and Reorganization (1)

3.1	Certificate of Incorporation (1)

3.2	Amendment to Certificate of Incorporation (1)

3.3	Restated Bylaws (4)

3.4	Certificate of Designation of Series B Convertible Preferred Stock (2)

3.5	Certificate of Designation of Series C Convertible Preferred Stock (6)

3.6	Certificate of Designation of Series D Redeemable Convertible Preferred Stock (7)

3.7	Certificate of Designation of Series E Convertible Redeemable Preferred Stock (20)

4.1	Form of Common Stock Certificate (1)

4.2	Form of Warrant Certificate (1)

4.3	Form of Warrant Agreement between ViewCast and Continental Stock Transfer & Trust Company (1)

4.4	Form of Representative’s Warrant Agreement (1)

4.5	Notice of Extension of Warrant Expiration Date and Exercise Price Adjustment (5)

4.6	Warrant Issued to Ardinger Family Partnership, LTD (20)

10.1	Form of Indemnification Agreement between ViewCast and Executive Officers and Directors (1)

10.2	Working Capital Line of Credit Loan Agreement between ViewCast and the Ardinger Family Partnership, LTD (3)

10.3	Sublease Agreement between ViewCast and Host Communications, Inc. (6)

10.4	Reserved.

10.5	Revolving Loan Agreement between MMAC Communications Corp. and Keltic Financial Partners, LP dated as of October 11, 2002 (7)

10.6	Guarantee of Payment and Performance from ViewCast.com, Inc. to Keltic Financial Partners, LP dated as of October 11, 2002 (7)

10.7	Subordination Agreement by and among Keltic Financial Partners, LP, MMAC Communications Corp. and ViewCast.com, Inc. dated as of October 11, 2002 (7)

10.8	General Security Agreement by and between MMAC Communications Corp. and Keltic Financial Partners, LP dated as of October 11, 2002 (7)

10.9	Revolving Note by MMAC Communications Corp. in favor of Keltic Financial Partners, LP dated as of October 11, 2002 (7)

10.10	ViewCast.com, Inc. 2005 Stock Incentive Plan (14)

10.11	ViewCast.com, Inc. 2005 Employee Stock Purchase Plan (15)

10.12	Reserved.

10.13	Reserved.

10.14	Reserved.

10.15	Form of Amended and Restated Security Agreement dated October 15, 2003 between ViewCast.com, Inc. and the Ardinger Family Partnership, LTD (8)

Exhibit No.	Description of Exhibit

10.16	Form of Amended and Restated Pledge Agreement dated October 15, 2003 between ViewCast.com, Inc. and the Ardinger Family Partnership, LTD (8)

10.17	Form of First Amendment to the Revolving Loan Agreement dated October 11, 2003 between Delta Computec Inc. and Keltic Financial Partners, LP (8)

10.18	Reserved.

10.19	Reserved.

10.20	Third Amendment dated as of December 10, 2004 to Revolving Loan Agreement between MMAC Communications Corp. and Keltic Financial Partners, LP dated as of October 11, 2002 (9)

10.21	Fourth Amendment dated as of January 10, 2005 to Revolving Loan Agreement between MMAC Communications Corp. and Keltic Financial Partners, LP dated as of October 11, 2002 (9)

10.22	Fifth Amendment dated as of February 15, 2005 to Revolving Loan Agreement between MMAC Communications Corp. and Keltic Financial Partners, LP dated as of October 11, 2002 (9)

10.23	Notice of Lower Temporary Conversion Price dated March 21, 2005 (10)

10.24	Letter Agreement Amending Revolving and Term Credit Facility dated March 22, 2005 (10)

10.25	Sixth Amendment, dated as if April 15, 2005, to Revolving Loan Agreement Between MMAC Communications Corp. and Keltic Financial Partners, LP dated as of October 11, 2002 (11)

10.26	Seventh Amendment, dated as if July 15, 2005, to Revolving Loan Agreement Between MMAC Communications Corp. and Keltic Financial Partners, LP dated as of October 11, 2002 (12)

10.27	Letter Agreement Amending Revolving and Term Credit Facility dated July 22, 2005 (13)

10.28	Eighth Amendment, dated as if October 11, 2005, to Revolving Loan Agreement Between MMAC Communications Corp. and Keltic Financial Partners, LP dated as of October 11, 2002 (16)

10.29	Reserved.

10.30	Office Lease Agreement between ViewCast and TR Plano Parkway Partners, L.P. (17)

10.31	Letter Agreement Amending Revolving and Term Credit Facility dated March 20, 2006 (18)

10.32	Office Lease Agreement between ViewCast and Valwood Centreport, LP (19)

10.33	Registration Rights Agreement by and among ViewCast and Ardinger Family Partnership, Ltd. Dated as of December 11, 2006 (20)

10.34	Second Amended Loan and Security Agreement dated as of December 11, 2006 (20)

10.35	Exchange Agreement dated as of December 11, 2006 by and among ViewCast, Osprey Technoligies, Inc. and Videoware, Inc. and Ardinger Family Partnership, Ltd. (20)

10.36	Employment Agreement by and between ViewCast Corporation and David T. Stoner effective as of March 1, 2007 (21)

10.37	2007 Executive Incentive Compensation Plan for David T. Stoner (21)

10.38	Employment Agreement by and between ViewCast Corporation and Laurie L. Latham effective as of March 1, 2007 (21)

10.39	2007 Executive Incentive Compensation Plan for Laurie L. Latham (21)

10.40	Purchase and Sale Agreement/Security Agreement by and among ViewCast.com, Inc., Osprey Technologies, Inc., Videoware, Inc. and Amegy Bank National Association, dated June 29, 2007 (22)

10.41	Amendment to Purchase and Sale Agreement/Security Agreement by and among ViewCast.com, Inc., Osprey Technologies, Inc., Videoware, Inc. and Amegy Bank National Association, dated June 29, 2007 (22)

Exhibit No.	Description of Exhibit

10.42	Employment Agreement by and between ViewCast.com, Inc. and Gary Klembara effective September 1, 2007 (23)

14.1	Code of Ethics (24)

21.1	Subsidiaries of ViewCast.com, Inc. (25)

23.1	Consent of KBA Group LLP *

31.1	Rule 13a-14(a)/15d-14(a) Certifications *

32.1	Statement 1350 Certifications *

*	Filed herewith.

(1)	Incorporated by reference to the Registration Statement on Form SB-2 and all amendments thereto as declared effective on February 4, 1997

(2)	Incorporated by reference to Form 8-K filed March 15, 1999.

(3)	Incorporated by reference to Form 10-KSB filed March 26, 1999.

(4)	Incorporated by reference to Form S-3 filed June 30, 2000.

(5)	Incorporated by reference to Form 8-K filed January 23, 2002.

(6)	Incorporated by reference to Form 10-K filed April 16, 2002.

(7)	Incorporated by reference to Form 8-K filed October 25, 2002.

(8)	Incorporated by reference to Form 10-QSB filed November 14, 2003.

(9)	Incorporated by reference to Form 8-K filed March 25, 2005.

(10)	Incorporated by reference to Form 8-K filed March 25, 2005.

(11)	Incorporated by reference to Form 8-K filed April 21, 2005.

(12)	Incorporated by reference to Form 8-K filed July 18, 2005.

(13)	Incorporated by reference to Form 8-K filed July 27, 2005.

(14)	Incorporated by reference to Appendix A to Proxy Statement filed September 9, 2005.

(15)	Incorporated by reference to Appendix B to Proxy Statement filed September 9, 2005.

(16)	Incorporated by reference to Form 8-K filed October 17, 2005.

(17)	Incorporated by reference to Form 8-K filed January 17, 2006.

(18)	Incorporated by reference to Form 8-K filed March 23, 2006.

(19)	Incorporated by reference to Form 8-K filed November 2, 2006.

(20)	Incorporated by reference to Form 8-K filed December 15, 2006.

(21)	Incorporated by reference to Form 10-KSB/A filed April 30, 2007.

(22)	Incorporated by reference to Form 8-K filed July 6, 2007.

(23)	Incorporated by reference to Form 8-K filed September 5, 2007.

(24)	Incorporated by reference to Form 10-KSB filed March 30, 2004.

(25)	Incorporated by reference to “Item 1. Description of Business–Overview” of this report.
Item 14. Principal Accountant Fees and Services
     The information required by this item is incorporated by reference to the Proxy Statement.

SIGNATURES
     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date ViewCast.com, Inc.

March 31, 2008	By:	/s/ Laurie L. Latham
Laurie L. Latham
Chief Financial Officer and Senior Vice President of Finance and Administration

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date ViewCast.com, Inc.

March 31, 2008	By:	/s/ George C. Platt
George C. Platt
Director and Chief Executive Officer Principal Executive Officer

March 31, 2008	By:	/s/ Laurie L. Latham
Laurie L. Latham
Chief Financial Officer and Senior Vice President of Finance and Administration Principal Accounting Officer

March 31, 2008	By:	/s/ Joseph W. Autem
Joseph W. Autem
Director

March 31, 2008	By:	/s/ Sherel D. Horsley
Sherel D. Horsley
Director

March 31, 2008	By:	/s/ John W. Slocum, Jr.
John W. Slocum, Jr.
Director

EXHIBIT INDEX FOR DOCUMENTS FILED WITH THIS REPORT

Exhibit
No.	Description of Exhibit

23.1	Consent of KBA Group LLP

31.1	Rule 13a-14(a)/15d-14(a) Certifications

32.1	Section 1350 Certifications