Form 10KSB/A
period 2007-12-31
VIEWCAST COM INC
filed 2008-04-29
CIK 921313

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
Documents incorporated by reference: None.
Transitional Small Business Disclosure Format (Check one). Yes ☐ or No ☑.

EXPLANATORY NOTE AS TO THE PURPOSE OF THIS AMENDMENT
This Amendment No. 1 on Form 10-KSB/A to the Annual Report on Form 10-KSB of ViewCast.com, Inc. (the “Company”) for the fiscal year ended December 31, 2007 is being filed for the purpose of providing the information required by Part III of the Annual Report on Form 10-KSB, which the Company is no longer incorporating by reference to its proxy statement. Part III is hereby amended and restated in its entirety. Item 8B of Part I is also amended and restated in its entirety.
As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications of our principal executive officer and principal financial officer are being filed as exhibits to this Amendment No. 1 on Form 10-KSB/A. Exhibits 10.43, 10.36, 10.38, 10.42 and 23.1 are also being filed herewith. No other information contained in the original filing is amended hereby. Other than the new disclosure contained in Item 8B of Part I, this amendment does not modify or update disclosures in the original filing. Furthermore, except for the matters described above, this amendment does not change any previously reported financial results, nor does it reflect events occurring after the date of the original filing.

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
     The chart below indicates some of the markets and video applications for ViewCast products (“P”).

Training,
	News, Sports,	Webcasting,	Corporate	Marketing,	Distance	Security
	Entertainment	Public Access	Comm.	Advertising	Learning	Surveillance
Broadcasters and Narrowcasters	P	P		P
Networks: Internet, Telco, Cable, Mobile	P	P	P
Corporate Enterprises	P	P	P	P	P	P
Education, Government, Religion	P	P	P	P	P	P
Drivers for Growth and Value
•	Rapidly Growing Market. Media, enterprise, government, and network communication sectors are rapidly adopting and allocating funds for digital media technologies due to the increase in broadband penetration and customer demand for Internet-delivered media.

•	Strong Products and Brand Equity. ViewCast is positioned for the market with well known products that appeal to a broad range of industries and to continue investment in research and development projects.

•	Two-Pronged Sales Focus. Well established worldwide indirect channels and large account & OEM business development.

•	Industry/Technology Relationships. ViewCast product strategies leverage key marketing and development relationships with notable technology industry leaders.

•	Profitability and Increasing Revenue. Viewcast believes that a focus on revenue and market share growth will enable us to realize long-term profitability and enhanced shareholder value.

•	Maintain Efficient Operations. We will continue to monitor expenses during 2008 while investing in growth areas of sales, marketing, and research and development.

•	Continue to Increase and Enhance Our Industry and Technology Relationships. We have established significant industry partnerships with leaders in the technology and video industry. We intend to strengthen these partnerships and continue to establish new partnerships to enhance endorsements, referrals, technology, product development, channel distribution, and sales. We seek companies who can add valuable services, technology or bundling opportunities to our product offerings with the potential of future co-development, merger or acquisition by ViewCast.

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
/s/ KBA GROUP LLP
Dallas, Texas
March 31, 2008

VIEWCAST.COM, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2006	2007
ASSETS
Current assets:
Cash and cash equivalents	$567,509	$1,135,416
Accounts receivable, less allowance for doubtful accounts of $30,756 and $30,390 at December 31, 2006 and 2007 respectively	2,084,723	2,261,133
Inventories, net	2,155,212	2,367,200
Prepaid expenses	148,039	243,614

Total current assets	4,955,483	6,007,363

Property and equipment, net	446,758	721,413
Intangible assets, net	177,737	323,367
Deposits	59,107	45,566

Total assets	$5,639,085	$7,097,709

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$982,472	$456,641
Accrued expenses	1,020,535	927,857
Current maturities of long-term debt	2,807	21,345

Total current liabilities	2,005,814	1,405,843

Long-term debt less current maturities	491	28,157
Stockholder note payable	5,141,361	5,141,361
Stockholder accrued interest	10,561	192,994

Commitments and contingencies

Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value, authorized 5,000,000 shares:
Series B convertible — issued and outstanding shares - 800,000 - liquidation value of $14 and $15 per share as of December 31, 2006 and 2007 respectively	80	80
Series C convertible — issued and outstanding shares - 200,000 - liquidation value of $30 and $31 per share as of December 31, 2006 and 2007 respectively	20	20
Series E convertible — issued and outstanding shares - 80,000 - liquidation value of $101 and $102 per share as of December 31, 2006 and 2007 respectively	8	8
Common stock, $.0001 par value, authorized 100,000,000 shares:
Issued shares - 28,752,143 and 32,341,753 at December 31, 2006 and 2007, respectively	2,875	3,234
Additional paid-in capital	68,986,065	69,990,960
Accumulated deficit	(70,496,284)	(69,653,042)
Treasury stock, 261,497 shares at cost	(11,906)	(11,906)

Total stockholders’ equity (deficit)	(1,519,142)	329,354

Total liabilities and stockholders’ equity (deficit)	$5,639,085	$7,097,709

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

VIEWCAST.COM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2007

	SeriesB		Series C		Series E
	Convertible		Convertible		Convertible				Additional			Total
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated	Treasury	Stockholders’
	Shares	Par Value	Shares	Par Value	Shares	ParValue	Shares	Par Value	Capital	Deficit	Stock	Equity (Deficit)
Balances, December 31, 2005	800,000	$80	200,000	$20	—	$—	25,889,456	$2,589	$59,718,393	$(68,745,195)	$(11,906)	$(9,036,019)

Stock based compensation expense	—	—	—	—	—	—	—	—	8,384	—	—	8,384

Conversion of stockholder line of credit and note payable into Series E Preferred stock, common stock and warrants	—	—	—	—	80,000	8	2,862,687	286	9,259,288	—	—	9,259,582
Net loss	—	—	—	—	—	—	—	—	—	(1,751,089)	—	(1,751,089)

Balances, December 31, 2006	800,000	$80	200,000	$20	80,000	$8	28,752,143	$2,875	$68,986,065	$(70,496,284)	$(11,906)	$(1,519,142)

Stock based compensation expense	—	—	—	—	—	—	—	—	51,875	—	—	51,875

Exercise of stock options	—	—	—	—	—	—	55,000	6	16,940	—	—	16,946
Exercise of stock warrants	—	—	—	—	—	—	3,534,610	353	936,080	—	—	936,433
Net income	—	—	—	—	—	—	—	—	—	843,242	—	843,242

Balances, December 31, 2007	800,000	$80	200,000	$20	80,000	$8	32,341,753	$3,234	$69,990,960	$(69,653,042)	$(11,906)	$329,354

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

	Year Ended December 31,
	2006	2007
Net income (loss) applicable to common stockholders — numerator for basic and diluted earnings per share	$(2,570,332)	$23,999

Weighted — average common shares outstanding — denominator for basic earnings per share	25,792,662	31,714,363

Dilutive potential common shares:
Stock options	—	197,503
Warrants	—	128,632
Convertible preferred stock — Series E	—	15,686,274

Weighted — average common shares and dilutive potential common shares outstanding — denominator for diluted earning per share	25,792,662	47,726,772

Net income (loss) per share:
Basic	$(0.10)	$0.00

Diluted	$(0.10)	$0.00

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

			Customers exceeding 10% of Year-
	Customers Exceeding 10%		End Accounts
	of Net Sales		Receivable Balance
	Number of	Combined	Number of	Combined
Year	Customers	Percent	Customers	Percent
2006	1	13%	2	29%
2007	3	41%	3	47%
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
     Following is a summary of stock option activity from January 1, 2006 through December 31, 2007:

	Stock Options
			Weighted-
			Average
	Number	Price Per	Exercise Price
	of Shares	Share	Per Share

Outstanding at January 1, 2006	3,124,642	$0.20 - $9.00	$2.07

Granted	155,000	0.20 - 0.39	0.23
Exercised	—
Canceled/forfeited	(745,042)	0.20 - 5.50	1.25

Outstanding at December 31, 2006	2,534,600	$0.20 - $9.00	$2.20

Granted	1,395,000	0.39 - 0.48	0.43
Exercised	(55,000)	0.29 - 0.41	0.31
Canceled/forfeited	(1,213,750)	0.20 - 9.00	0.72

Outstanding at December 31, 2007	2,660,850	$0.20 - $7.14	$1.99

     The weighted-average grant-date fair value of options granted was $0.23 and $0.43 for the years ended December 31, 2006 and 2007, respectively.

ViewCast.com, Inc.
Notes to the Consolidated Financial Statements — Continued
     The following information applies to options outstanding at December 31, 2007:

		Weighted-
		Average	Weighted-		Weighted-
Range of	Outstanding at	Remaining	Average	Exercisable at	Average
Exercise	December 31,	Contractual	Exercise	December 31,	Exercise
Prices	2007	Life	Price	2007	Price

$0.01 - 1.00	1,401,500	6.2	$0.40	869,958	$0.40
1.01 - 2.00	541,350	3.2	1.12	541,350	1.12
2.01 - 3.00	110,000	2.1	2.51	110,000	2.51
3.01 - 4.00	67,500	0.9	3.50	67,500	3.50
4.01 - 5.00	12,500	1.8	4.53	12,500	4.53
5.01 - 6.00	116,000	2.0	5.50	116,000	5.50
6.01 - 7.00	2,000	1.3	7.00	2,000	7.00
7.01 - 8.00	410,000	1.7	7.10	260,000	7.10

	2,660,850	4.4	$1.99	1,979,308	$2.03

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

ViewCast.com, Inc.
Notes to the Consolidated Financial Statements — Continued
Item 8B. Other Information
     On April 28, 2008, the Compensation Committee of the Board of Directors approved amendments to and restatement of the employment agreements for Mr. Platt, CEO, Mr. Stoner, President and COO, Ms. Latham, CFO and Senior Vice-President of Finance and Administration, and Mr. Klembara, Senior Vice-President of Sales.
     Under Mr. Platt’s amended and restated employment agreement, he will be entitled to (i) the continuation of his salary for the greater of six months or the remaining term of his employment agreement, with the first six months of such amount being paid in lump sum and any payments in excess of six (6) months being paid beginning six months after termination of employment and (ii) the reimbursement for three months of COBRA premiums if his employment is terminated by ViewCast without cause. These same severance benefits are payable in the event Mr. Platt resigns because of a significant change in the nature and scope of his authority, powers, functions, benefits or duties. In the event ViewCast terminates Mr. Platt’s employment following a change in control, he will be entitled to the continuation of his salary for the greater of six months or the remaining term of his employment agreement, with the first six months of such amount being paid in lump sum and any payments in excess of six (6) months being paid beginning six months after termination of employment.
     Under their respective amended and restated employment agreements, Mr. Stoner, Ms. Latham and Mr. Klembara will be entitled to (i) a lump sum amount equal to six months of their annual salary in effect on the date of termination, (ii) beginning six months after termination the continuation of their salary for six months and (iii) the reimbursement for six months of COBRA premiums if employment is terminated by ViewCast without cause or by the employee due to a significant change in the nature and scope of the authority, powers, functions, benefits or duties attached to their position. In the event ViewCast terminates their employment following a change in control, they will be entitled to (i) a lump sum amount equal to six months of their annual salary in effect on the date of termination and (ii) beginning six months after termination the continuation of their salary for six months.
     Copies of the amended and restated employment agreements are filed herewith.

PART III
Item 9. Directors, Executive Officers, Promoters, Control Persons, and Corporate Governance; Compliance with Section 16(a) of the Exchange Act
     The names of the Directors and certain other information about them as of March 31, 2008 are set forth below. Each holds office until the 2008 Annual Meeting of Shareholders or until his successor is duly elected and qualified.

Name	Age	Director Since	Office Held with Company
George C. Platt	67	1999	Chairman of the Board and Chief Executive Officer

Joseph Autem	50	1999	Director

Sherel D. Horsley	65	2006	Director

John W. Slocum, Jr.	67	2006	Director
     George C. Platt has served as Chief Executive Officer and a Director since September 1999. Prior to October 2005, Mr. Platt served as Chief Executive Officer and President of ViewCast. He currently serves as a Director for Intervoice, Inc. From 1991 through 1999, Mr. Platt was employed by Intecom, Inc., a Dallas-based provider of multimedia telecommunications products and services, holding the positions of CEO and President. Prior to his employment with Intecom, Inc., Mr. Platt was with the President of SRX, an entrepreneurial startup company. Before that, he was a Group Vice President (Business Communications Group) at Rolm Corporation through its acquisition by IBM, and prior to Rolm, Xerox employed him for fifteen years, where he attained the position of Operations Manager, Southeast Region. Mr. Platt holds an M.B.A. from the University of Chicago and a B.S. degree from Northwestern University.
     Joseph Autem has served as a Director since January 1999. He was previously a Director of Broadcast.com, Inc. from September 1996 through August 1999. Mr. Autem has served in various consulting capacities from July 1998 to the present. He is currently general partner of Autem, L.L.C., an investment company formed in May 1999. Autem holds a B.S. in Accounting from Pittsburg State University.
     Sherel D. Horsley has been a Director since June 2006. He is retired from Texas Instruments (TI) where he had 35 years of service covering a variety of marketing and business development leadership roles, including field marketing assignments. His last position at TI was Senior Vice President and product manager of Digital Imaging, where he was responsible for product development, sales, and marketing for all products based on TI’s Digital Light Processing (DLP) Technology. Mr. Horsley was vice chairman of the Electronic Industries Alliance (EIA) and a member of the EIA Board of Governors and Executive Committee. He was also a past board member of the Consumer Electronics Association. During his career, Mr. Horsley received recognition for his work on numerous projects, and led a team that won the prestigious Malcolm Baldrige National Quality Award in 1992. Currently, Mr. Horsley is chairman of the board of the Parish Episcopal School, a pre-K - 12th grade private school.
     John W. Slocum, Jr. has served as a Director since June 2006. Professor Slocum holds the O. Paul Corley Professorship in Organizational Behavior at the Edwin L. Cox School of Business and is co-director of the Corporate Directors’ Institute at Southern Methodist University. Professor Slocum has taught on the faculties of the University of Washington, Ohio State University, Pennsylvania State University, The International University of Japan and Dartmouth. Widely recognized for his contributions to the management profession, he currently serves as co-editor of the Journal of World Business, Organizational Dynamics, and Journal of Leadership and Organizational Studies. He is co-author of 24 books, the latest being Organizational Behavior. Professor Slocum has also served as a management consultant to organizations such as OxyChem, ARAMARK, The Associates First Capital Corp., Celenese, NASA, and Lockheed Martin Corporation, among others. Professor Slocum is currently on the board of directors of Kisco Senior Living Communities of Carlsbad, CA and on the board of directors of a number of professional and civic organizations.

     There are no family relationships among the directors, executive officers, or other significant employees of ViewCast.
     Executive Officers
     The following table contains information as of March 31, 2008 as to the executive officers of ViewCast. Each holds the offices to serve until the next regular meeting of the Board of Directors to be held immediately following the 2008 Annual Meeting of Shareholders or until their successors are chosen and qualified by the Board of Directors.

Name	Age	Office Held with Company
George C. Platt	67	Chief Executive Officer

David T. Stoner	51	President and Chief Operating Officer

Laurie L. Latham	51	Chief Financial Officer and Senior Vice President of Finance and Administration

Gary J. Klembara	56	Senior Vice President of Sales
     George C. Platt’s information can be found with the information concerning directors.
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
     Gary J. Klembara is currently Senior Vice President of Sales, a position he has held since August 2007. Prior to joining ViewCast, Mr. Klembara was President and CEO of GK Consultancy Group, a sales and business consulting firm, from 2003 until joining ViewCast. From late 2001 to 2002, he was Executive Vice President Sales (Americas and Asia) and President for the Americas for Corel Corporation, which had acquired his prior employer, Micrografx. During 2000 to 2001, Mr. Klembara was the Executive Vice President of Sales for Image2web, Inc., a Micrografx subsidiary, and then was promoted to the same position at the parent company, Micrografx. During 1984 to 2000, Mr. Klembara held various sales and sales management roles with Compaq Computer where his last position was National Director of Systems Integrators. Early in his career, Mr. Klembara held management roles with JCPenney. Mr. Klembara received a Bachelor of Science Degree in Business Administration from Youngstown State University.
     Meetings of the Board of Directors and Committees
     The Board of Directors held a total of seven meetings during ViewCast’s fiscal year ended December 31, 2007. Each Director attended in person or telephonically at least 75% of the meetings held by the Board of Directors and all committees thereof for which he served.
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
     Directors Autem, Horsley and Slocum serve as the members of the Compensation Committee. All members of the Compensation Committee are independent directors as defined under the NASDAQ Stock Market listing standards. The Compensation Committee met one time in the 2007 fiscal year.
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
     Directors Autem, Horsley and Slocum serve as the members of the Audit Committee. All members of the committee are independent directors as defined under the NASDAQ Stock Market listing standards. The Audit Committee met four times in the 2007 fiscal year.
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
     To ViewCast’s knowledge, based solely on review of the copies of such reports furnished to ViewCast, and written representations that no other reports were required during the year ended December 31, 2007, all Section 16(a) filing requirements applicable to ViewCast’s officers, directors and greater than 10% beneficial owners were complied with, except for the following transactions by Mr. H.T. Ardinger, Jr., a greater than 10% beneficial owner, and his affiliates, which were reported late on a Form 4 filed on February 14, 2007: two option exercise transactions on January 16, 2007, two warrant exercise transactions on February 2, 2007 and two warrant exercise transactions on February 5, 2007.
Item 10. Executive Compensation
     Director Compensation
     In May 1995, ViewCast adopted a 1995 Director Option Plan (the “Director Plan”) under which only outside directors were eligible to receive nonstatutory stock options. The Director Plan terminated on April 21, 2005. As amended and approved by shareholder vote during 2002, a total of 500,000 shares of Common Stock were authorized for issuance under the Director Plan. As of March 31, 2008, options to purchase an aggregate of 75,000 shares at exercise prices ranging from $0.26 to $7.14 per share had been granted and were outstanding under the Director Plan.
     The exercise price of each option granted under the Director Plan is equal to the fair market value of the Common Stock on the date of grant. Each share grant vests at the rate of 25% of the option shares upon the first anniversary of the date of grant and one forty-eighth of the options shares per month thereafter, unless terminated sooner upon termination of the optionee’s status as a director or otherwise pursuant to the Director Plan. On December 22, 2005, the Board of Directors of ViewCast approved accelerating the vesting of “out-of-the-money” unvested options previously awarded to employees, officers and directors under ViewCast’s stock option plans with an exercise price greater than $0.30 per share. The numbers of “out-of-the-money” unvested options under the Director

Plan that were accelerated in 2005 and were held by directors as of March 31, 2008 are as follows: Joseph Autem — 14,376 options. In the event of a merger of ViewCast with or into another corporation or a consolidation, acquisition of assets or other change in control transaction involving ViewCast, each option becomes exercisable unless assumed or an equivalent option substituted by the successor corporation.
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
     The exercise price of each option granted to an independent director under the 2005 Plan is equal to the fair market value of the Common Stock on the date of grant. As of March 31, 2008, options to purchase an aggregate of 200,000 shares at an exercise price ranging from $0.20 to $0.475 per share had been granted to independent directors and were outstanding under the 2005 Plan and no options previously granted have been exercised.
     The following table sets forth information regarding compensation earned by the non-employee directors of ViewCast.com, Inc. during the last fiscal year ending December 31, 2007.
DIRECTOR COMPENSATION TABLE

Name	Fees Earned(1) ($)	Option Awards(2) ($)	Total ($)

Joseph Autem	10,750	3,783	14,533

Sherel D. Horsley	12,250	2,889	15,139

John W. Slocum, Jr.	12,250	2,889	15,139

(1)	Includes meeting fees earned during the fiscal year, whether such fees were paid currently or deferred.

(2)	Represents the compensation cost recognized for the fiscal year for options to purchase shares of ViewCast.com, Inc. common stock outstanding to the director, regardless of the year in which granted and calculated in accordance with FAS 123R for financial statement purposes. For more information concerning the assumptions used for these calculations, please refer to the discussion under Note 2 to the audited financial statements.

Summary Compensation Table
The table below set forth for 2007 the compensation of each of our named executive officers.
SUMMARY COMPENSATION TABLE

					Non-Equity
Name and					Incentive Plan	All Other
Principal				Option	Compensation	Compensation(4)
Positions	Year	Salary(1) ($)	Bonus(1) ($)	Awards(2) ($)	($)	($)	Total ($)
George C. Platt,	2007	125,000	—	1,085	—	—	126,085

Chairman and CEO	2006	125,000	—	—	—	—	125,000

David T. Stoner,	2007	183,000	9,245	5,426	—	—	197,671

President and COO	2006	183,000	5,000	—	—	—	188,000

Laurie L. Latham,	2007	171,000	8,639	5,426	—	—	185,065

CFO and Sr. VP Finance and Administration	2006	171,000	5,000	—	—	—	176,000

Gary J. Klembara, Sr.,	2007	62,500	—	8,922	4,935(3)	—	76,357

Sr. VP Sales (5)

(1)	The figures shown for salary and bonus represent amounts earned for the fiscal year, whether or not actually paid during such year, and include amounts deferred pursuant non-incentive deferred compensation plans.

(2)	Represents the compensation cost recognized for the fiscal 2007 for options to purchase shares of ViewCast.com, Inc. common stock outstanding to the named executive officer, regardless of the year in which granted and calculated in accordance with FAS 123R for financial statement purposes. For more information concerning the assumptions used for these calculations, please refer to the discussion under the caption Stock-Based Compensation in the Management’s Discussion and Analysis and footnotes to the audited financial statements, included in this 2007 Annual Report.

(3)	Represents amounts earned for services rendered during the fiscal year under our SR. VP of Sales and Business Compensation Plan, whether or not actually paid during such fiscal year. Incentive payments calculated based on achievement of 85% of the cumulative quota for sales through September 2007, plus achievement of 78% of the total cumulative quota through December 2007.

(4)	The named executive officers participate in certain group life, health, disability insurance and medical reimbursement plans, not disclosed in the Summary Compensation Table, that are generally available to salaries employees and do not discriminate in scope, terms and operation.

(5)	Information for 2006 has been omitted because this executive was not a named executive officer for 2006.

     Stock Awards and Stock Option Grants Outstanding
     The following tables set forth information regarding stock awards and similar equity compensation outstanding at December 31, 2007, whether granted in 2007 or earlier, including awards that have been transferred other than for value.
OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE

	Option Awards
	Number of	Number of
	Securities	Securities
	Underlying	Underlying
	Unexercised	Unexercised
	Options (#)	Options (#)	Option Exercise	Option
Name	Exercisable	Unexercisable	Price ($)	Expiration Date	Vesting Schedule
George C. Platt	250,000		7.0940	9/17/2009	Fully vested on December 31, 2006
					16,666 shares of this option shall vest when
					the average closing price of ViewCast
					Common Stock, for a 20 out of 30
					consecutive trading day period, has doubled
					in price from the exercise price; the
					remaining 33,334 shares shall vest in equal
					installments of 1,388 shares per month
		50,000	7.0940	9/17/2009	thereafter.
					16,666 shares of this option shall vest when
					the average closing price of ViewCast
					Common Stock, for a 20 out of 30
					consecutive trading day period, has doubled
					in price from the exercise price; the
					remaining 33,334 shares shall vest in equal
					installments of 1,388 shares per month
		50,000	7.0940	9/17/2009	thereafter.
					All shares vest immediately on the date
					following three consecutive quarters of
					profitability as defined by GAAP consistently
		50,000	7.0940	9/17/2009	applied by the Company.
	50,000		2.5000	8/4/2010	Fully vested on December 31, 2006
	200,000		1.0940	2/28/2011	Fully vested on December 31, 2006
	70,000		0.4850	7/3/2012	Fully vested on December 31, 2006
	70,000		0.2850	4/19/2015	Fully vested on December 31, 2006
		12,500	0.4200	7/10/2014	Options vest on July 10, 2008

Laurie L. Latham	100,000		5.5005	12/21/2009	Fully vested on December 31, 2006
	10,000		2.5000	8/4/2010	Fully vested on December 31, 2006
	100,000		1.0940	2/28/2011	Fully vested on December 31, 2006
	60,000		0.4850	7/3/2012	Fully vested on December 31, 2006
	50,000		0.2850	4/19/2015	Fully vested on December 31, 2006
		62,500	0.4200	7/10/2014	Options vest on July 10, 2008

David T. Stoner	5,000		2.0625	9/9/2008	Fully vested on December 31, 2006
	15,000		5.5005	12/21/2009	Fully vested on December 31, 2006
	10,000		2.5000	8/4/2010	Fully vested on December 31, 2006
	100,000		1.0940	2/28/2011	Fully vested on December 31, 2006
	60,000		0.4850	7/3/2012	Fully vested on December 31, 2006
	50,000		0.2850	4/19/2015	Fully vested on December 31, 2006
		62,500	0.4200	7/10/2014	Options vest on July 10, 2008

Gary J. Klembara					1/3 will vest on August 15, 2008; remainder
		75,000	0.4600	9/4/2014	to vest 1/36th each month thereafter

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
     Employment Agreements
     We have entered into an employment agreement with Mr. Platt. His employment agreement was in effect through March 2001 and has been renewed annually through March 2008 with ongoing automatic one-year renewals unless ViewCast or Mr. Platt elects in advance not to renew the agreement. The employment agreement provides (i) for annual base compensation of $240,000; (ii) that he is eligible to receive bonuses if our Board of Directors so elects; (iii) for stock options to purchase 400,000 shares of our common stock pursuant to the 1995 Option Plan(1); and (iv) for an eighteen (18) month non-compete period if ViewCast terminates Mr. Platt. Mr. Platt voluntarily reduced his cash compensation below $240,000 for the 2003 through 2007 calendar years.
     Under the employment agreement, Mr. Platt will be entitled to (i) the continuation of his salary for the greater of six months or the remaining term of his employment agreement, with the first six months of such amount being paid in lump sum and any payments in excess of six (6) months being paid beginning six months after termination of employment and (ii) the reimbursement for three months of COBRA premiums if his employment is terminated by ViewCast without cause. These same severance benefits are payable in the event Mr. Platt resigns because of a significant change in the nature and scope of his authority, powers, functions, benefits or duties. In the event ViewCast terminates Mr. Platt’s employment following a change in control, he will be entitled to the continuation of his salary for the greater of six months or the remaining term of his employment agreement, with the first six months of such amount being paid in lump sum and any payments in excess of six (6) months being paid beginning six months after termination of employment.
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
     Under the employment agreement, Mr. Stoner will be entitled to (i) a lump sum amount equal to six months of his annual salary in effect on the date of termination, (ii) beginning six months after termination the continuation of his salary for six months and (iii) the reimbursement for six months of COBRA premiums if employment is terminated by ViewCast without cause or by the employee due to a significant change in the nature and scope of the authority, powers, functions, benefits or duties attached to his position. In the event ViewCast terminates employment following a change in control, Mr. Stoner will be entitled to (i) a lump sum amount equal to six months of his annual salary in effect on the date of termination and (ii) beginning six months after termination the continuation of his salary for six months.
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
     Under the employment agreement, Ms. Latham will be entitled to (i) a lump sum amount equal to six months of her annual salary in effect on the date of termination, (ii) beginning six months after termination the continuation of her salary for six months and (iii) the reimbursement for six months of COBRA premiums if employment is terminated by ViewCast without cause or by the employee due to a significant change in the nature and scope of the authority, powers, functions, benefits or duties attached to her position. In the event ViewCast terminates Ms. Latham’s employment following a change in control, she will be entitled to (i) a lump sum amount equal to six months of her annual salary in effect on the date of termination and (ii) beginning six months after termination the continuation of her salary for six months.
     We have entered into an employment agreement with Mr. Klembara. His employment agreement is in effect through February 2009 and is renewed annually with ongoing automatic one-year renewals unless ViewCast or Ms. Latham elects in advance not to renew the agreement. The employment agreement provides (i) for annual base compensation of $165,000; (ii) for incentive compensation deemed appropriate for the position, at our Board of Directors’ discretion, which may be earned for each calendar year, and (iii) for an eighteen (18) month non-compete and non-solicitation period upon termination of employment of Mr. Klembara.
     Under the employment agreement, Ms. Klembara will be entitled to (i) a lump sum amount equal to six months of his annual salary in effect on the date of termination, (ii) beginning six months after termination the continuation of his salary for six months and (iii) the reimbursement for six months of COBRA premiums if employment is terminated by ViewCast without cause or by the employee due to a significant change in the nature and scope of the authority, powers, functions, benefits or duties attached to his position. In the event ViewCast terminates employment following a change in control, Mr. Klembara will be entitled to (i) a lump sum amount equal to six months of his annual salary in effect on the date of termination and (ii) beginning six months after termination the continuation of his salary for six months.
     The employment of all other ViewCast officers is “at will” and may be terminated by ViewCast or the officer at any time, for any reason or no reason.

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

\

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     The following table sets forth information as of March 31, 2008, based on information obtained from public records and our books and records regarding the persons named below, with respect to the beneficial ownership of shares of our Common Stock by (i) each person or a group known by us to be the owner of more than five percent (5%) of the outstanding shares of our Common Stock, (ii) each director, (iii) each executive officer and (iv) all officers and directors as a group.

			Percentage of		Percentage of
	Shares of		Outstanding	Shares of Series E	Outstanding Series
Name and Address	Common Stock		Common Stock	Preferred	E Preferred
of Beneficial Owner	Beneficially Owned		Owned (1),(2)	Beneficially Owned	Owned
H.T. ARDINGER, JR. 1990 Lakepointe Dr. Lewisville, TX 75057	29,649,601	(3)	54.20	80,000 (12)	100

DAVID RUGGIERI 525 East Olympia Ave. Punta Gorda, FL 33950	2,068,500	(4)	6.45	—	—

DONALD ADAMS 370 Crestmont Drive San Luis Obispo, CA 93401	1,657,000	(5)	5.17	—	—

GEORGE C. PLATT	790,694	(6)	2.42	—	—

LAURIE L. LATHAM	351,892	(7)	1.09	—	—

DAVID T. STONER	275,994	(8)	*	—	—

SHEREL D. HORSLEY	16,665	(9)	*	—	—

JOSEPH AUTEM	131,532	(10)	*	—	—

JOHN W. SLOCUM, JR.	26,665	(11)	*	—	—

GARY J. KLEMBARA	10,000		*	—	—

All executive officers and directors as a group (seven (7) persons)	1,603,442		4.93	—	—

*	Less than one percent (1%)

(1)	A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from March 31, 2008 upon the exercise of warrants or options. Each beneficial owner’s percentage ownership is determined by assuming that options or warrants that are held by such person (but not those held by any other person) and which are exercisable within 60 days from March 31, 2008 have been exercised. Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them.

(2)	Based on a total of 32,080,256 shares issued and outstanding, excluding treasury stock plus, for each person listed, any Common Stock that person has the right to acquire within 60 days from March 31, 2008 pursuant to options, warrants, conversion privileges, etc.

(3)	Information is based on filings made with the Securities and Exchange Commission under Sections 13 or 16 of the Securities Exchange Act and includes: (i) 181,501 shares owned by Mr. Ardinger’s spouse, (ii) 3,062,687 shares owned by Ardinger Family Trust, (iii) 2,500,000 shares of Common Stock reserved for issuance upon the exercise of outstanding warrants at $0.48 per share owned by Ardinger Family Trust, (iv) 1,103,448 shares of Common Stock reserved for issuance upon the conversion of $4,000,000 of Series B Convertible Preferred Stock to Common Stock at $3.625 per share, (v) 3,333,333 shares of Common Stock reserved for issuance upon the conversion of $2,000,000 of Series C Convertible Preferred Stock to Common Stock at $0.60 per share, and (vi) 15,686,275 shares of Common Stock reserved for issuance upon the conversion of $8,000,000 of Series E Convertible Preferred Stock to Common Stock at $0.51 per share owned by Ardinger Family Partnership.

(4)	As reported on a Schedule 13G filed with the Securities and Exchange Commission on April 12, 2007.

(5)	As reported on a Schedule 13G filed with the Securities and Exchange Commission on November 11, 2006.

(6)	Includes the following shares issuable under the 1995 Option Plan upon exercise of options: (i) 250,000 shares exercisable at $7.09 per share, (ii) 50,000 shares exercisable at $2.50 per share, (iii) 200,000 shares exercisable at $1.094 per share, (iv) 70,000 shares exercisable at $0.485 per share and (v) 70,000 shares exercisable at $0.285 per share.

(7)	Includes the following shares issuable under the 1995 Option Plan upon exercise of options: (i) 100,000 shares exercisable at $5.50 per share, (ii) 10,000 shares exercisable at $2.50 per share, (iii) 100,000 shares exercisable at $1.094 per share, (iv) 60,000 shares exercisable at $0.485 per share and (v) 50,000 shares exercisable at $0.285 per share.

(8)	Includes the following shares issuable under the 1995 Option Plan upon exercise of options: (i) 5,000 shares exercisable at $2.0625 per share, (ii) 15,000 shares exercisable at $5.5005 per share, (iii) 10,000 shares exercisable at $2.50 per share, (iv) 100,000 shares exercisable at $1.094 per share, (v) 60,000 shares exercisable at $0.485 per share and (vi) 50,000 shares exercisable at $0.285 per share.

(9)	Includes the following shares issuable under the 2005 Stock Incentive Plan upon exercise of options: 16,665 shares exercisable at $0.20 per share.

(10)	Includes the following shares issuable under the 1995 Directors Option Plan upon exercise of options: (i) 15,000 shares exercisable at $3.1250 per share, (ii) 10,000 shares exercisable at $7.1405 per share, (iii) 10,000 shares exercisable at $2.50 per share, (iv) 10,000 shares exercisable at $0.755 per share, (v) 10,000 shares exercisable at $0.26 per share, (vi) 10,000 shares exercisable at $0.615 per share, (vii) 10,000 shares exercisable at $0.37 per share; includes 40,000 shares issuable under the 1995 Option Plan upon exercise of options at $3.6250 per share; and includes 8,332 shares issuable under the 2005 Stock Incentive Plan at $0.39 per share.

(11)	Includes the following shares issuable under the 2005 Stock Incentive Plan upon exercise of options: 16,665 shares exercisable at $0.20 per share.

(12)	All of these shares are held through the Ardinger Family Partnership, Ltd.
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
     Since October 1998, ViewCast has maintained a working capital line of credit facility with an entity controlled by one of its principal stockholders and prior Chairman of the Board of ViewCast, H. T. Ardinger, Jr.
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
     In addition, the parties entered into an amended and restated loan and security agreement for the remaining $1,250,000 primary principal and $3,891,361 of accrued interest or secondary principal which shall be due December 31, 2009 subject to certain earlier payment conditions. The interest on the primary principal amount will accrue and be paid monthly based on the effective prime rate plus 1.0% (9.25% and 8.25% as of December 31, 2006 and 2007, respectively) provided, however, that this rate shall not exceed 9.5% prior to December 31, 2007. Interest on the unpaid accrued interest note shall accrue based on the effective Applicable Federal Rate, as defined in the agreement, (4.73% and 3.88% as of December 31, 2006 and 2007, respectively) and shall be paid in full on the maturity date. The Company has recorded $192,994 of accrued interest related to this note at December 31, 2007. The new notes are secured by all the existing liens securing any of the prior outstanding debt. Interest of $6,634 was paid to the partnership during 2006 and $113,029 was paid in 2007.
     Director Independence
     The Board of Directors consists of three independent members who are Joseph Autem, John W. Slocum and Sherel D. Horsley and one non-independent member who is George C. Platt, the Chairman and CEO of ViewCast. The Compensation Committee and the Audit Committee during 2007 was composed of Messrs. Autem, Slocum and Horsley. None of the members of the Compensation Committee and the Audit Committee were officers or employees of ViewCast or its subsidiaries during 2007 or prior years. The Board of Directors currently does not have a standing nominating committee and currently, each member of the Board of Directors participates in the consideration of director nominees.
     None of the executive officers of ViewCast served as a member of the board of directors or as a member of the compensation committee or similar board committee of another entity during 2007, which entity had an executive officer serving on the Board of ViewCast or its Compensation Committee. Consequently, there are no interlocking relationships that might affect the determination of the compensation of executive officers of ViewCast.

Item 13. Exhibits.
EXHIBIT INDEX

Exhibit No.	Description of Exhibit

2.1	Agreement and Plan of Merger and Reorganization (1)

3.1	Certificate of Incorporation (1)

3.2	Amendment to Certificate of Incorporation (1)

3.3	Restated Bylaws (4)

3.4	Certificate of Designation of Series B Convertible Preferred Stock (2)

3.5	Certificate of Designation of Series C Convertible Preferred Stock (6)

3.6	Certificate of Designation of Series D Redeemable Convertible Preferred Stock (7)

3.7	Certificate of Designation of Series E Convertible Redeemable Preferred Stock (20)

4.1	Form of Common Stock Certificate (1)

4.2	Form of Warrant Certificate (1)

4.3	Form of Warrant Agreement between ViewCast and Continental Stock Transfer & Trust Company (1)

4.4	Form of Representative’s Warrant Agreement (1)

4.5	Notice of Extension of Warrant Expiration Date and Exercise Price Adjustment (5)

4.6	Warrant Issued to Ardinger Family Partnership, LTD (20)

10.1	Form of Indemnification Agreement between ViewCast and Executive Officers and Directors (1)

10.2	Working Capital Line of Credit Loan Agreement between ViewCast and the Ardinger Family Partnership, LTD (3)

10.3	Sublease Agreement between ViewCast and Host Communications, Inc. (6)

10.4	Reserved.

10.5	Revolving Loan Agreement between MMAC Communications Corp. and Keltic Financial Partners, LP dated as of October 11, 2002 (7)

10.6	Guarantee of Payment and Performance from ViewCast.com, Inc. to Keltic Financial Partners, LP dated as of October 11, 2002 (7)

10.7	Subordination Agreement by and among Keltic Financial Partners, LP, MMAC Communications Corp. and ViewCast.com, Inc. dated as of October 11, 2002 (7)

10.8	General Security Agreement by and between MMAC Communications Corp. and Keltic Financial Partners, LP dated as of October 11, 2002 (7)

10.9	Revolving Note by MMAC Communications Corp. in favor of Keltic Financial Partners, LP dated as of October 11, 2002 (7)

10.10	ViewCast.com, Inc. 2005 Stock Incentive Plan (14)

10.11	ViewCast.com, Inc. 2005 Employee Stock Purchase Plan (15)

10.12	Reserved.

10.13	Reserved.

10.14	Reserved.

10.15	Form of Amended and Restated Security Agreement dated October 15, 2003 between ViewCast.com, Inc. and the Ardinger Family Partnership, LTD (8)

Exhibit No.	Description of Exhibit
10.16	Form of Amended and Restated Pledge Agreement dated October 15, 2003 between ViewCast.com, Inc. and the Ardinger Family Partnership, LTD (8)

10.17	Form of First Amendment to the Revolving Loan Agreement dated October 11, 2003 between Delta Computec Inc. and Keltic Financial Partners, LP (8)

10.18	Reserved.

10.19	Reserved.

10.20	Third Amendment dated as of December 10, 2004 to Revolving Loan Agreement between MMAC Communications Corp. and Keltic Financial Partners, LP dated as of October 11, 2002 (9)

10.21	Fourth Amendment dated as of January 10, 2005 to Revolving Loan Agreement between MMAC Communications Corp. and Keltic Financial Partners, LP dated as of October 11, 2002 (9)

10.22	Fifth Amendment dated as of February 15, 2005 to Revolving Loan Agreement between MMAC Communications Corp. and Keltic Financial Partners, LP dated as of October 11, 2002 (9)

10.23	Notice of Lower Temporary Conversion Price dated March 21, 2005 (10)

10.24	Letter Agreement Amending Revolving and Term Credit Facility dated March 22, 2005 (10)

10.25	Sixth Amendment, dated as if April 15, 2005, to Revolving Loan Agreement Between MMAC Communications Corp. and Keltic Financial Partners, LP dated as of October 11, 2002 (11)

10.26	Seventh Amendment, dated as if July 15, 2005, to Revolving Loan Agreement Between MMAC Communications Corp. and Keltic Financial Partners, LP dated as of October 11, 2002 (12)

10.27	Letter Agreement Amending Revolving and Term Credit Facility dated July 22, 2005 (13)

10.28	Eighth Amendment, dated as if October 11, 2005, to Revolving Loan Agreement Between MMAC Communications Corp. and Keltic Financial Partners, LP dated as of October 11, 2002 (16)

10.29	Reserved.

10.30	Office Lease Agreement between ViewCast and TR Plano Parkway Partners, L.P. (17)

10.31	Letter Agreement Amending Revolving and Term Credit Facility dated March 20, 2006 (18)

10.32	Office Lease Agreement between ViewCast and Valwood Centreport, LP (19)

10.33	Registration Rights Agreement by and among ViewCast and Ardinger Family Partnership, Ltd. Dated as of December 11, 2006 (20)

10.34	Second Amended Loan and Security Agreement dated as of December 11, 2006 (20)

10.35	Exchange Agreement dated as of December 11, 2006 by and among ViewCast, Osprey Technoligies, Inc. and Videoware, Inc. and Ardinger Family Partnership, Ltd. (20)

10.36	Amended and Restated Employment Agreement by and between ViewCast Corporation and David T. Stoner effective as of March 1, 2007 (*)

10.37	2007 Executive Incentive Compensation Plan for David T. Stoner (21)

10.38	Amended and Restated Employment Agreement by and between ViewCast Corporation and Laurie L. Latham effective as of March 1, 2007 (*)

10.39	2007 Executive Incentive Compensation Plan for Laurie L. Latham (21)

10.40	Purchase and Sale Agreement/Security Agreement by and among ViewCast.com, Inc., Osprey Technologies, Inc., Videoware, Inc. and Amegy Bank National Association, dated June 29, 2007 (22)

10.41	Amendment to Purchase and Sale Agreement/Security Agreement by and among ViewCast.com, Inc., Osprey Technologies, Inc., Videoware, Inc. and Amegy Bank National Association, dated June 29, 2007 (22)

Exhibit No.	Description of Exhibit
10.42	Amended and Restated Employment Agreement by and between ViewCast.com, Inc. and Gary Klembara effective September 1, 2007 (*)

10.43	Amended and Restated Employment Agreement by and between ViewCast Corporation and George C. Platt effective as of September 17, 1999 (*)

14.1	Code of Ethics (23)

21.1	Subsidiaries of ViewCast.com, Inc. (24)

23.1	Consent of KBA Group LLP *

31.1	Rule 13a-14(a)/15d-14(a) Certifications *

32.1	Statement 1350 Certifications *

*	Filed herewith.

(1)	Incorporated by reference to the Registration Statement on Form SB-2 and all amendments thereto as declared effective on February 4, 1997

(2)	Incorporated by reference to Form 8-K filed March 15, 1999.

(3)	Incorporated by reference to Form 10-KSB filed March 26, 1999.

(4)	Incorporated by reference to Form S-3 filed June 30, 2000.

(5)	Incorporated by reference to Form 8-K filed January 23, 2002.

(6)	Incorporated by reference to Form 10-K filed April 16, 2002.

(7)	Incorporated by reference to Form 8-K filed October 25, 2002.

(8)	Incorporated by reference to Form 10-QSB filed November 14, 2003.

(9)	Incorporated by reference to Form 8-K filed March 25, 2005.

(10)	Incorporated by reference to Form 8-K filed March 25, 2005.

(11)	Incorporated by reference to Form 8-K filed April 21, 2005.

(12)	Incorporated by reference to Form 8-K filed July 18, 2005.

(13)	Incorporated by reference to Form 8-K filed July 27, 2005.

(14)	Incorporated by reference to Appendix A to Proxy Statement filed September 9, 2005.

(15)	Incorporated by reference to Appendix B to Proxy Statement filed September 9, 2005.

(16)	Incorporated by reference to Form 8-K filed October 17, 2005.

(17)	Incorporated by reference to Form 8-K filed January 17, 2006.

(18)	Incorporated by reference to Form 8-K filed March 23, 2006.

(19)	Incorporated by reference to Form 8-K filed November 2, 2006.

(20)	Incorporated by reference to Form 8-K filed December 15, 2006.

(21)	Incorporated by reference to Form 10-KSB/A filed April 30, 2007.

(22)	Incorporated by reference to Form 8-K filed July 6, 2007.

(23)	Incorporated by reference to Form 10-KSB filed March 30, 2004.

(24)	Incorporated by reference to “Item 1. Description of Business—Overview” of this report.

Item 14. Principal Accountant Fees and Services
     Subject to ratification by the shareholders, the Board of Directors has appointed KBA LLP as independent auditors to audit the financial statements of the Company for the 2008 fiscal year. During the fiscal years ended December 31, 2006 and December 31, 2007, the Company retained KBA LLP to provide audit and other services as follows:

	2006	2007
Audit (1)	$98,450	$88,615
Audit Related Fees (2)	1,130	—
Tax Fees (3)	35,348	17,650
All Other Fees (4)	—	15,500

TOTAL	$134,928	$121,765

(1)	Consists primarily of quarterly review and annual audit services

(2)	Consists primarily of and annual shareholder meeting services

(3)	Consists primarily of Federal and State tax services

(4)	Consists primarily of Sarbanes-Oxley compliance services
     The Audit Committee does not have a policy for the pre-approval of non-audit services to be provided by the Company’s independent auditor. Any such services would be considered on a case-by-case basis. The Audit Committee approved the tax fees for services provided by the independent auditors in fiscal years 2006 and 2007.

SIGNATURES
     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date	ViewCast.com, Inc.

April 29, 2008	By:	/s/ Laurie L. Latham
Laurie L. Latham
Chief Financial Officer and Senior Vice President of Finance and Administration

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date	ViewCast.Com, Inc.

April 29, 2008	By:	/s/ George C. Platt
George C. Platt
Director and Chief Executive Officer Principal Executive Officer

April 29, 2008	By:	/s/ Laurie L. Latham
Laurie L. Latham
Chief Financial Officer and Senior Vice President of Finance and Administration Principal Accounting Officer

April 29, 2008	By:	/s/ Joseph W. Autem
Joseph W. Autem
Director

April 29, 2008	By:	/s/ Sherel D. Horsley
Sherel D. Horsley
Director

April 29, 2008	By:	/s/ John W. Slocum, Jr.
John W. Slocum, Jr.
Director

EXHIBIT INDEX FOR DOCUMENTS FILED WITH THIS REPORT

Exhibit
No.	Description of Exhibit

10.36	Amended and Restated Employment Agreement by and between ViewCast Corporation and David T. Stoner effective as of March 1, 2007

10.38	Amended and Restated Employment Agreement by and between ViewCast Corporation and Laurie L. Latham effective as of March 1, 2007

10.42	Amended and Restated Employment Agreement by and between ViewCast.com, Inc. and Gary Klembara effective September 1, 2007

10.43	Amended and Restated Employment Agreement by and between ViewCast Corporation and George C. Platt effective as of September 17, 1999

23.1	Consent of KBA Group LLP

31.1	Rule 13a-14(a)/15d-14(a) Certifications

32.1	Section 1350 Certifications