Form 10-Q
period 2008-03-31
VIEWCAST COM INC
filed 2008-05-15
CIK 921313

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 000-29020
ViewCast.com, Inc.
(Exact name of registrant as specified in its charter)

Delaware	75-2528700
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3701 W. Plano Parkway, Suite 300, Plano, TX	75075
(Address of principal executive offices)	(Zip Code)
(972) 488-7200
(Registrant’s telephone number including area code)
N/A

(Former name, former address and former fiscal year, if changed from last report)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.
32,099,421 shares of common stock, par value $0.0001 per share, outstanding at April 30, 2008

ViewCast.com, Inc. and Subsidiaries
Index to Form 10-QSB

VIEWCAST.COM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	March 31,
	2007	2008
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,135,416	$2,703,562
Accounts receivable, less allowance for doubtful accounts of $30,390 and $44,325 at December 31, 2007 and March 31, 2008, respectively	2,261,133	1,696,982
Inventories, net	2,367,200	1,774,621
Prepaid expenses	243,614	360,471

Total current assets	6,007,363	6,535,636

Property and equipment, net	721,413	726,170
Intangible assets, net	323,367	317,087
Deposits	45,566	47,694

Total assets	$7,097,709	$7,626,587

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$456,641	$565,858
Accrued expenses	927,857	1,051,455
Current maturities of long-term debt	21,345	24,652

Total current liabilities	1,405,843	1,641,965

Long-term debt less current maturities	28,157	67,607
Stockholder note payable	5,141,361	5,141,361
Stockholder accrued interest	192,994	220,481

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.0001 par value, authorized 5,000,000 shares:
Series B convertible — issued and outstanding shares — 800,000 — liquidation value of $15 per share as of December 31, 2007 and March 31, 2008	80	80
Series C convertible — issued and outstanding shares — 200,000 — liquidation value of $31 per share as of December 31, 2007 and March 31, 2008	20	20
Series E convertible — issued and outstanding shares — 80,000 — liquidation value of $102 per share as of December 31, 2007 and March 31, 2008	8	8
Common stock, $.0001 par value, authorized 100,000,000 shares:
Issued shares — 32,341,753 at December 31, 2007 and March 31, 2008	3,234	3,234
Additional paid-in capital	69,990,960	70,015,874
Accumulated deficit	(69,653,042)	(69,452,137)
Treasury stock, 261,497 shares at cost	(11,906)	(11,906)

Total stockholders’ equity	329,354	555,173

Total liabilities and stockholders’ equity	$7,097,709	$7,626,587

The accompanying notes are an integral part of these condensed consolidated statements.

VIEWCAST.COM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months ended
	March 31,
	2007	2008

Net sales	$3,482,462	$4,116,466

Cost of sales	1,447,321	1,337,609

Gross profit	2,035,141	2,778,857

Operating expenses:
Selling, general and administrative	1,447,577	1,675,050
Research and development	457,758	745,644
Depreciation and amortization	61,422	112,253

Total operating expenses	1,966,757	2,532,947

Operating income	68,384	245,910

Other (income) expense:
Interest expense (including $73,508 and $50,565 of expense to related parties)	73,646	52,661
Interest income	(9,902)	(12,456)
Other income	(250,000)	—

Total other (income) expenses	(186,256)	40,205

Income tax expense	—	4,800

NET INCOME	$254,640	$200,905

Preferred stock dividends	(202,005)	(205,029)

Net income (loss) applicable to common stockholders	$52,635	$(4,124)

Net income (loss) per share
Basic	$0.00	$(0.00)

Diluted	$0.00	$(0.00)

Weighted average number of common shares outstanding
Basic	30,643,412	32,080,256

Diluted	47,053,474	32,080,256

The accompanying notes are an integral part of these condensed consolidated statements.

VIEWCAST.COM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2008
(UNAUDITED)

	Series B		Series C		Series E
	Convertible		Convertible		Convertible				Additional			Total
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated	Treasury	Stockholders’
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Shares	Par Value	Capital	Deficit	Stock	Equity

Balances, December 31, 2007	800,000	$80	200,000	$20	80,000	$8	32,341,753	$3,234	$69,990,960	$(69,653,042)	$(11,906)	$329,354

Stock based compensation expense	—	—	—	—	—	—	—	—	24,914	—	—	24,914

Net income	—	—	—	—	—	—	—	—	—	200,905	—	200,905

Balances, March 31, 2008	800,000	$80	200,000	$20	80,000	$8	32,341,753	$3,234	$70,015,874	$(69,452,137)	$(11,906)	$555,173

The accompanying notes are an integral part of these condensed consolidated statements.

VIEWCAST.COM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the three months ended
	March 31,
	2007	2008
Operating activities:
Net income	$254,640	$200,905
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Bad debt expense	10,372	13,935
Depreciation of property and equipment	50,604	84,851
Amortization of software development costs	10,817	27,402
Stock based compensation expense	2,788	24,914
Changes in operating assets and liabilities
Accounts receivable	483,706	550,216
Inventories	(1,230,952)	592,579
Prepaid expenses	(124,566)	(116,857)
Deposits	(12,097)	(2,128)
Accounts payable	196,340	109,217
Accrued expenses and stockholder accrued interest	68,215	151,085

Net cash provided by (used in) operating activities	(290,133)	1,636,119

Investing activities:
Capitalized software development costs	(42,644)	(21,122)
Purchase of property and equipment	(175,975)	(41,247)

Net cash used in investing activities	(218,619)	(62,369)

Financing activities:
Proceeds from exercise of stock options	6,970	—
Net proceeds from exercise of warrants	936,434	—
Repayments of long-term debt	(1,109)	(5,604)

Net cash provided by (used in) financing activities	942,295	(5,604)

Net increase in cash and cash equivalents	433,543	1,568,146

Cash and cash equivalents, beginning of period	567,509	1,135,416

Cash and cash equivalents, end of period	$1,001,052	$2,703,562

Supplemental cash flow information:
Cash paid for interest	$28,569	$25,175

Non-cash items:
Acquisition of property and equipment under capital leases	$—	$48,361
The accompanying notes are an integral part of these condensed consolidated statements.

ViewCast.com, Inc. and Subsidiaries
Note to Condensed Consolidated Financial Statements
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
The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. For further information, refer to the consolidated financial statements and footnotes thereto included in Amendment No. 1 to the Company’s Annual Report on Form 10-KSB/A for the year ended December 31, 2007 filed with the Securities and Exchange Commission.
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
ViewCast plans to obtain additional working capital by increasing sales and through other initiatives that may include raising additional equity. Additional working capital may also be provided if existing warrant holders choose to exercise warrants that they hold. This is partially dependent on existing market conditions. Although ViewCast has no firm arrangements with respect to additional capital financing, on an ongoing basis, it considers proposals received from potential investors relating to the issuance of equity securities in exchange for a cash investment in ViewCast. There can be no assurance that additional financing will be available to ViewCast on acceptable terms, or at all. Additional equity financing may involve substantial dilution to our then existing stockholders. ViewCast intends to actively pursue other strategic merger and acquisition activities to the extent possible. In the event we need additional working capital and are unable to raise such capital or execute other alternatives, we may be required to sell segments of the business, or substantially reduce or curtail our activities. Such actions could result in charges that could be material to ViewCast’s results of operations or financial position.
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

ViewCast.com, Inc. and Subsidiaries
Note to Condensed Consolidated Financial Statements — Continued
Changes in the Company’s allowance for doubtful accounts for the three months ended March 31, 2007 and 2008 are as follows:

	For the three months ended
	March 31,
	2007	2008
	(Unaudited)	(Unaudited)
Beginning balance	$30,756	$30,390
Bad debt expense	10,372	13,935

Ending balance	$41,128	$44,325

3. Inventories
Inventories consist of the following:

	December 31,	March 31,
	2007	2008
		(Unaudited)
Purchased materials	$1,351,377	$890,193
Finished goods	1,015,823	884,428

	$2,367,200	$1,774,621

4. Accrued Expenses
Accrued expenses consist of the following:

	December 31,	March 31,
	2007	2008
		(Unaudited)
Accrued compensation	$174,030	$312,596
Accrued warranty	133,940	164,156
Accrued inventory purchases	55,713	17,470
Customer deposits	22,435	47,482
Deferred rent	100,555	93,903
Defered revenue	174,084	252,606
Accrued taxes and other	267,100	163,242

	$927,857	$1,051,455

ViewCast.com, Inc. and Subsidiaries
Note to Condensed Consolidated Financial Statements — Continued
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
The following table below shows the changes in accrued warranty expense for the three months ended March 31, 2007 and 2008:

	For the three months ended
	March 31,
	2007	2008
	(Unaudited)	(Unaudited)
Beginning balance	$117,636	$133,940
Charged to expense	38,583	33,827
Usage	(55,433)	(3,611)

Ending balance	$100,786	$164,156

6. Property and Equipment
Property and equipment, at cost, consists of the following:

	Estimated
	Useful Life	December 31,	March 31,
	(Years)	2007	2008
			(Unaudited)
Service equipment	3	$242,362	$242,362
Computer equipment	3	309,112	335,248
Software	3	182,110	184,038
Leasehold improvements	1 to 6	130,409	131,600
Office furniture and equipment	5	890,300	950,653

		1,754,293	1,843,901

Less accumulated depreciation and amortization		(1,032,880)	(1,117,731)

		$721,413	$726,170

7. Long-Term Debt
Since October 1998, the Company has maintained a credit facility with an entity controlled by one of its principal stockholders, Mr. H.T. Ardinger. In December 2006, ViewCast.com, Inc., Osprey Technologies, Inc. and VideoWare, Inc. (jointly and severally, “the Borrower”) amended the terms and conditions of the loan and security agreement with the Ardinger Family Partnership, Ltd. Under the amended terms, $1,250,000 of primary principal and $3,891,361 of accrued interest or secondary principal are due December 31, 2009, subject to certain earlier payment conditions. The interest on the primary principal amount will accrue and be paid monthly based on the effective prime rate plus 1.0% (8.25% and 6.25% as of December 31, 2007 and March 31, 2008, respectively). Interest on the unpaid accrued interest note will accrue based on the effective Applicable Federal Rate, as defined in the agreement, (3.88% and 2.25% as of December 31, 2007 and March 31, 2008, respectively) and will be paid in full on the maturity date. The amended note agreement is secured by all the assets of the Borrower.

ViewCast.com, Inc. and Subsidiaries
Note to Condensed Consolidated Financial Statements — Continued
The Company’s long-term debt consists of:

	December 31,	March 31,
	2007	2008

Outstanding Principal (“Primary Principal Amount”), with interest due at a rate per annum equal to prime plus 1.0% (8.25% and 6.25% at December 31, 2007 and March 31, 2008, respectively), due December 31, 2009.	$1,250,000	$1,250,000

Outstanding Principal (“Secondary Principal Amount”), with interest due at a rate per annum equal to the Applicable Federal Rate (3.88% and 2.25% at December 31, 2007 and March 31, 2008, respectively), due December 31, 2009.	3,891,361	3,891,361
Other long-term debt	49,502	92,259

Total long-term debt	5,190,863	5,233,620
Less current maturities	(21,345)	(24,652)

Total long-term debt less current maturities	$5,169,518	$5,208,968

8. Warrants
Following is a summary of warrant activity from January 1, 2008 through March 31, 2008:

Warrants
Weighted-
	Number	Exercise	Average
	of Warrants	Price	Exercise Price
Outstanding and exercisable at December 31, 2007	2,500,000	0.48	$0.48

Granted	—
Exercised	—
Cancelled	—

Outstanding and exercisable at March 31, 2008	2,500,000	0.48	$0.48

At March 31, 2008, the Company had outstanding 2,500,000 warrants to purchase common stock of the Company with exercise prices of $0.48 per share and expiration dates in December 2013.

ViewCast.com, Inc. and Subsidiaries
Note to Condensed Consolidated Financial Statements — Continued
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
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2007	2008
	(Unaudited)	(Unaudited)
Net income (loss) applicable to common stockholders — numerator for basic and diluted earnings per share	$52,635	$(4,124)

Weighted — average common shares outstanding — denominator for basic earnings per share	30,643,412	32,080,256

Dilutive potential common shares:
Stock options	150,274	—
Warrants	573,514	—
Convertible preferred stock — Series E	15,686,274	—

Weighted — average common shares and dilutive potential common shares outstanding — denominator for dilluted earning per share	47,053,474	32,080,256

Net income (loss) per share:
Basic	$0.00	$(0.00)

Diluted	$0.00	$(0.00)

Anti-dilutive securities excluded from diluted earnings per share:
Stock options	1,301,350	3,326,267
Warrants	3,150,970	2,500,000
Convertible preferred stock — Series B	2,206,896	2,206,896
Convertible preferred stock — Series C	3,333,333	3,333,333
Convertible preferred stock — Series E	—	15,686,274
10. Stock-Based Compensation
The Company has various stock-based employee compensation plans, which are described more fully in Note 10 of the Notes to Consolidated Financial Statements in Amendment No. 1 to the Company’s Annual Report on Form 10-KSB/A for the fiscal year ended December 31, 2007.
Stock-based compensation expense recognized under SFAS 123(R) was $2,788 and $24,914 for the three months ended March 31, 2007 and March 31, 2008, respectively. During the three months ended March 31, 2008, 1,347,500 new options were granted by the Company. Stock-based compensation expense recognized in the Company’s Statement of Operations for the first three months of 2007 and 2008 includes compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). Stock-based compensation expense recognized in the Company’s Statement of Operations for the first three months of 2007 and 2008 is based on awards ultimately expected to vest and has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

ViewCast.com, Inc. and Subsidiaries
Note to Condensed Consolidated Financial Statements — Continued
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
At March 31, 2008, the balance of unearned stock-based compensation to be expensed in future periods related to unvested share-based awards, as adjusted for expected forfeitures, is approximately $121,962. The weighted- average period over which the unearned stock-based compensation is expected to be recognized is approximately three years.
Following is a summary of stock option activity from January 1, 2008 through March 31, 2008:

	Stock Options
			Weighted-
			Average
	Number	Price Per	Exercise Price
	of Shares	Share	Per Share
Outstanding at January 1, 2008	2,660,850	$0.20 – $7.14	$1.99

Granted	1,347,500	0.30 – 0.48	0.38
Exercised	—
Canceled/forfeited	(16,667)	0.22 – 3.56	2.31

Outstanding at March 31, 2008	3,991,683	$0.20 – $7.14	$1.45

The following information applies to options outstanding at March 31, 2008:

		Weighted-
		Average	Weighted-		Weighted-
Range of	Outstanding at	Remaining	Average	Exercisable at	Average
Exercise	March 31,	Contractual	Exercise	March 31,	Exercise
Prices	2008	Life	Price	2008	Price
$0.20 – 1.00	2,742,333	6.4	$0.39	883,979	$0.40
1.01 – 2.00	541,350	2.9	1.12	541,350	1.12
2.01 – 3.00	110,000	1.8	2.51	110,000	2.51
3.01 – 4.00	57,500	0.8	3.49	57,500	3.49
4.01 – 5.00	12,500	1.6	4.53	12,500	4.53
5.01 – 6.00	116,000	1.7	5.50	116,000	5.50
6.01 – 7.00	2,000	1.0	7.00	2,000	7.00
7.01 – 7.14	410,000	1.5	7.10	260,000	7.10

	3,991,683	5.1	$1.45	1,983,329	$2.01

ViewCast.com, Inc. and Subsidiaries
Note to Condensed Consolidated Financial Statements — Continued
11. Other Income
In February of 2007, the Company received $250,000 in proceeds from the settlement of an insurance claim related to a business interruption loss caused by the temporary disruption of parts supplied by a vendor in the summer of 2005, which was recorded as other income in the first quarter of 2007.
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
At December 31, 2007 the Company has federal income tax net operating loss carryforwards of approximately $70,000,000. The Company recognized $4,800 federal income tax expense in the first quarter of 2008.
13. Related Party Transactions
Since October 1998, the Company has maintained a credit facility with an entity controlled by one of its principal stockholders, Mr. H.T. Ardinger. In December 2006, ViewCast.com, Inc., Osprey Technologies, Inc. and VideoWare, Inc. amended the terms and conditions of the loan and security agreement with the Ardinger Family Partnership, Ltd. Under the amended terms, $1,250,000 of primary principal and $3,891,361 of accrued interest or secondary principal are due December 31, 2009, subject to certain earlier payment conditions. See Note 7. The Company incurred $73,508 and $50,565 in related party interest expense in the three months ended March 31, 2007 and 2008, respectively.
14. Accounts Receivable Loan Facility
On June 29, 2007, the Company entered into a Purchase and Sale Agreement/Security Agreement (the “Agreement”) with Amegy Bank National Association, a national banking association (“Amegy”). The Agreement provides the Company with an accounts receivable loan facility to provide a source of working capital. As of March 31, 2008 the Company had no borrowings under this facility.
15. Preferred Stock Dividend
There were no preferred stock dividends declared or paid during the three months ended March 31, 2008. The Series B and Series C preferred stock issues carry cumulative dividends of 8% and 9% per year, respectively, and are generally payable semi-annually in arrears in cash or in ViewCast common stock, at ViewCast’s option. Accrued dividends on preferred shares are: Series B-$4,026,667, Series C-$1,152,500. Holders of Series B and Series C preferred stock have no voting rights except as required by law. The Series E preferred stock has no dividend feature.

ViewCast.com, Inc. and Subsidiaries
Management’s Discussion and Analysis or Plan of Operation
Item 2. Management’s Discussion and Analysis or Plan of Operation
Certain statements in this Report on Form 10-Q under “Management’s Discussion and Analysis or Plan of Operation” and elsewhere in this Report constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements regarding ViewCast’s expectations, beliefs, hopes, intentions or strategies regarding the future. These statements involve known and unknown risks, uncertainties, and other factors that may cause ViewCast or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, product demand and market acceptance risks, the impact of competitive products and pricing, product development, commercialization and technological difficulties, capacity and supply constraints or difficulties, general business and economic conditions, the availability of sufficient working capital, the ability to service our debt, continued losses, the ability to successfully integrate acquired operations, the effect of our accounting polices and other risks detailed in Amendment No. 1 of our Annual Report on Form 10-KSB/A for the year ended December 31, 2007 and other filings with the Securities and Exchange Commission.
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
Overview
ViewCast.com, Inc., doing business as ViewCast Corporation (“ViewCast”), develops and sells hardware and software for performing and managing the encoding of live and on-demand audio and video content for delivery over Internet, corporate or mobile networks. These products include Osprey® Video capture cards and Niagara® video encoders/servers, featuring Niagara SCX® encoder management software and other related products. Organizations increasingly utilize high-quality, dynamic video and audio to quickly and easily connect with customers, employees, partners or students. ViewCast’s products create, manage and deliver live and on-demand digital media in various formats to multiple wired or wireless connected devices.
ViewCast products are deployed within a communications network and are used for a variety of audio and video communication applications, including Internet video, corporate communications, digital signage, security, training, distance learning, mobile and other broadcast applications. Telecommunications companies, content delivery networks (“CDNs”), corporations, media broadcasters, financial institutions, educational networks, healthcare facilities, and government agencies utilize our products, as do their customers, vendors and others with whom they may communicate. Worldwide, ViewCast markets and sells its video products and services directly to end-users or through indirect channels including original equipment manufacturers (“OEMs”), value-added resellers (“VARs”), resellers, distributors and computer system integrators.

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

ViewCast.com, Inc. and Subsidiaries
Management’s Discussion and Analysis or Plan of Operation — Continued
Results of Operations
Three Months Ended March 31, 2008 compared to
Three Months Ended March 31, 2007.
Net Sales. During the first quarter ended March 31, 2008, net sales increased by 18.2% to $4,116,466 compared to first quarter net sales in 2007 of $3,482,462. The overall increase was due to an increase in both Niagara® system revenue and Osprey® capture card revenue. Net sales improved for the first quarter by 34.7% and 14.0% in the North American and the Pacific Rim/South America sales regions, respectively, partially offset by a 5.6% decline in Europe, Middle East and Africa (“EMEA”). We expect future additions to our EMEA sales staff will improve sales activity in this region.
Osprey Product Sales. During the three months ended March 31, 2008, sales of Osprey video products increased 22.5% over 2007 levels and represented 62.5% of total first quarter 2008 revenues, compared to 60.3% in 2007. The increase was primarily due to improved North America sales of Osprey products by 68.4% over 2007 levels, with a slight increase also in Pacific Rim/South America sales regions.
ViewCast Niagara® Streaming/Encoding System Sales. During the three months ended March 31, 2008, combined system sales increased 10.1% over 2007 levels and represented 36.2% of total 2008 revenue, compared to 38.9% in 2007. The increase in 2008 first quarter sales was due to increased sales of ViewCast’s Niagara systems within all of our sales regions.
Other Revenues. Other revenues consist of software maintenance, training, engineering consulting fees and professional services and represented 1.3% of revenues for the three months ended March 31, 2008. For the quarter ended March 31, 2008, other revenues totaled $54,328 compared to the quarter ended March 31, 2007 of $29,450.
Cost of Sales and Gross Margins. Cost of sales totaled $1,337,609 for the quarter ended March 31, 2008, a 7.6% decrease from $1,447,321 for the same period in 2007. Cost of sales decreased due to reduced cost of various components within both the Osprey and Niagara product lines. Gross profit margin for the quarter ended March 31, 2008 was $2,778,857 or 67.5% compared to $2,035,141 or 58.4% in 2007. The increase in gross margin was primarily due to an upward adjusted sales price for selected products and the reduced cost of sales.
We expect future margins for the video products to remain comparable to historical margins in the 55%-65% range. Margins will be affected quarter to quarter by promotional activities, price adjustments, cost of materials, inventory obsolescence, the introduction of new products and the sales mix between the products, software and third party products sold in any one reporting period.
Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended March 31, 2008 totaled $1,675,050, a 15.7% increase from $1,447,577 for the same period last year. The increase is primarily due to an increase in sales and other overhead expense, relating to the overall increase in net sales, partially offset by a slight decrease in finance and administration related expense.
Research and Development Expense. Research and development expense, net of capitalized software development, for the three months ended March 31, 2008 totaled $745,644, an increase from $457,758 in 2007, reflecting an increase in new product prototype and related expenses. Research and development expenses vary period to period depending on the number of product introductions planned and as new product prototypes, testing and certifications are completed.
Depreciation and Amortization Expense. Depreciation and amortization expense for the three months ended March 31, 2008 totaled $112,253, an 82.8% increase from $61,422 for the same period last year from expenditures for IT infrastructure, test equipment, demo gear and service assets.
Other Income (Expense). Total other expense for the first quarter of 2008 totaled $40,205 compared to total other income of $186,256 in 2007. In the first quarter of 2007, ViewCast received $250,000 proceeds from the settlement of a business interruption insurance claim caused by the temporary disruption of parts supplied by a vendor which occurred in 2005. Interest expense for the three months ended March 31, 2008 totaled $52,661, a 28.5% decrease from $73,646 for the same period last year. The decrease in interest expense is principally due to the decrease of interest rates from our stockholder debt. Interest income increased to $12,456 for the three months ended March 31, 2008 compared to $9,902 in prior year due to higher average cash balances.

ViewCast.com, Inc. and Subsidiaries
Management’s Discussion and Analysis or Plan of Operation — Continued
Net Income. Net income for the quarter ended March 31, 2008 was $200,905, a decrease of $53,735 from the $254,640 net income for the prior year’s first quarter. After reducing net income for accrued preferred dividends of $205,029, the net loss per share for the first quarter of 2008 was less than a cent or ($0.00) per share, compared to a net income of $0.00 per share, for the same period in 2007.
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
Net cash provided in operating activities for the three months ended March 31, 2008 was $1,636,119 resulting from net income of $200,905, non-cash operating expense of $151,102, and net cash provided from operating assets and liabilities of $1,284,112. Cash provided by changes in operating assets and liabilities was principally due to decreased accounts receivable and inventories, supplemented by an increase in accounts payable and accrued expense, which was slightly offset by cash used for increased prepaid expenses related to upcoming trade shows.
Cash utilized for investing activities during the three months ended March 31, 2008 totaled $62,369 for property and equipment purchased and software development costs capitalized.
During the three months ended March 31, 2008, ViewCast’s financing activities used cash of $5,604 for repayment of long-term debt.
Since October 1998, ViewCast has maintained a credit facility with an entity controlled by one of its principal stockholders, Mr. H.T. Ardinger. In December 2006, ViewCast.com, Inc., Osprey Technologies, Inc. and VideoWare, Inc. amended the terms and conditions of the loan and security agreement with the Ardinger Family Partnership, Ltd. Under the amended terms, $1,250,000 of primary principal and $3,891,361 of accrued interest or secondary principal are due December 31, 2009, subject to certain earlier payment conditions. The interest on the primary principal amount will accrue and be paid monthly based on the effective prime rate plus 1.0% (8.25% and 6.25% as of December 31, 2007 and March 31, 2008, respectively). Interest on the unpaid accrued interest note will accrue based on the effective Applicable Federal Rate, as defined in the agreement, (3.88% and 2.25% as of March 31, 2007 and 2008, respectively) and will be paid in full on the maturity date. The amended note agreement is secured by all the assets of the Borrower.
In June 2007, ViewCast entered into a Purchase and Sale Agreement/Security Agreement with Amegy Bank National Association, a national banking association. This agreement provides ViewCast with an accounts receivable loan facility to provide a source of working capital. As of March 31, 2008 we had no borrowings under this facility.
At March 31, 2008, ViewCast had outstanding 2,500,000 non-redeemable warrants with exercise prices of $0.48 per share and an expiration date in December 2013.
In October of 2005, ViewCast adopted the ViewCast 2005 Stock Incentive Plan, which replaced ViewCast’s expired stock option plans (the 1995 Employee Stock Option Plan and the 1995 Director Stock Option Plan) and become the sole plan for providing equity-based incentive compensation to ViewCast’s employees, non-employee directors and other service providers. ViewCast adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s 2006 fiscal year. ViewCast recorded $24,914 for stock-based compensation expense in the first quarter of 2008. During the quarter ended March 31, 2008, there were 1,347,500 new options granted under the ViewCast 2005 Stock Incentive Plan.

ViewCast.com, Inc. and Subsidiaries
Management’s Discussion and Analysis or Plan of Operation — Continued
There were no preferred stock dividends declared or paid during the first quarter of 2008. The Series B and Series C preferred stock issues carry cumulative dividends of 8% and 9% per year, respectively, and are generally payable semi-annually in arrears in cash or in ViewCast common stock, at ViewCast’s option. Cumulative dividends in arrears on preferred shares are approximately: Series B-$4,027,000, Series C-$1,153,000. Holders of Series B and Series C preferred stock have no voting rights except as required by law. The Series E preferred stock has no dividend feature.
At March 31, 2008, ViewCast had a working capital of $4,893,671 and cash and cash equivalents of $2,703,562. ViewCast utilizes significant capital to design, develop and commercialize its products and intends to fund its operating activities and sales growth during the next twelve months by utilizing existing cash, cash contributed from operations and from current or new lines of credit to the extent possible. ViewCast anticipates it may require additional working capital during 2008 to support the expansion of sales channels and market distribution, to develop and introduce new products and services, to enhance existing product offerings, to address unanticipated competitive threats or technical problems, to transition adverse economic conditions, to service its debt and for potential acquisition transactions.
ViewCast plans to obtain additional working capital position by increasing sales and through other initiatives that may include raising additional equity. Additional working capital may also be provided if existing warrant holders choose to exercise warrants that they hold. This is partially dependent on existing market conditions. Although ViewCast has no firm arrangements with respect to additional capital financing, in an ongoing basis, it considers proposals received from potential investors relating to the issuance of equity securities in exchange for a cash investment in ViewCast. There can be no assurance that additional financing will be available to ViewCast on acceptable terms, or at all. Additional equity financing may involve substantial dilution to our then existing stockholders. ViewCast intends to actively pursue other strategic merger and acquisition activities to the extent possible. In the event we are unable to raise additional capital or execute other alternatives, we may be required to sell segments of the business, or substantially reduce or curtail our activities. Such actions could result in charges that could be material to ViewCast’s results of operations or financial position.
At March 31, 2008, ViewCast had no material commitments for capital expenditures.
Off-Balance Sheet Arrangements
ViewCast does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on ViewCast’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.
Item 3. Quantitative and Qualitative Disclosure About Market Risk
All of our sales transactions during the first quarter of 2008 were denominated in U.S. dollars and the majority of our operations is based in the U.S. and, accordingly, is also denominated in U.S. dollars. We do have a foreign-based sales office in the London area where transactions are denominated in the foreign currency. The impact of fluctuations in the relative value of the currency for the first three months of 2008 was not material.
Our interest income earned on cash and cash equivalents is subject to interest rate risk from the changes in the general level of U.S. interest rates, particularly short-term rates. We believe this risk in immaterial due to the short-term nature of the investment commitment.
The interest rates under our stockholder related loan and security agreement is subject to change based on the effective prime rate for the primary principal amount and the effective Applicable Federal Rate for the secondary principal amount. At March 31, 2008 a balance of $1,125,000 was outstanding on the primary principal and $3,891,361 outstanding on the secondary principal.

ViewCast.com, Inc. and Subsidiaries
Controls and Procedures
Item 4. Controls and Procedures
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

PART II: OTHER INFORMATION
Item 1. Legal Proceedings
(None)
Item 1A. Risk Factors
(Not Applicable)
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

ViewCast.com, Inc. (Registrant)

Date: May 15, 2008	BY:	/s/ George C. Platt
George C. Platt
Chief Executive Officer Principal Executive Officer

Date: May 15, 2008	BY:	/s/ Laurie L. Latham
Laurie L. Latham
Chief Financial Officer Principal Financial and Accounting Officer

EXHIBIT INDEX

Exhibit
Number

31.1	Rule 13a-14(a)/15d-14(a) CEO Certification

31.2	Rule 13a-14(a)/15d-14(a) CFO Certification

32.1	Section 1350 CEO Certification

32.2	Section 1350 CFO Certification