Form 10-Q
period 2008-06-30
VIEWCAST COM INC
filed 2008-08-14
CIK 921313

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2008
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
32,107,992 shares of common stock, par value $0.0001 per share, outstanding at July 31, 2008

ViewCast.com, Inc. and Subsidiaries
Index to Form 10-Q

VIEWCAST.COM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
	2007	2008
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,135,416	$2,629,386
Accounts receivable, less allowance for doubtful accounts of $30,390 and $57,304 at December 31, 2007 and June 30, 2008, respectively	2,261,133	1,988,755
Inventories, net	2,367,200	1,920,557
Prepaid expenses	243,614	245,460

Total current assets	6,007,363	6,784,158

Property and equipment, net	721,413	743,030
Intangible assets, net	323,367	372,132
Deposits	45,566	47,694

Total assets	$7,097,709	$7,947,014

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$456,641	$795,207
Accrued expenses	927,857	984,911
Current maturities of long-term debt	21,345	32,668

Total current liabilities	1,405,843	1,812,786

Long-term debt less current maturities	28,157	51,733
Stockholder note payable	5,141,361	5,141,361
Stockholder accrued interest	192,994	238,421

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.0001 par value, authorized 5,000,000 shares:
Series B convertible — issued and outstanding shares - 800,000 — liquidation value of $15 per share as of December 31, 2007 and June 30, 2008	80	80
Series C convertible — issued and outstanding shares - 200,000 — liquidation value of $31 per share as of December 31, 2007 and June 30, 2008	20	20
Series E convertible — issued and outstanding shares - 80,000 — liquidation value of $102 per share as of December 31, 2007 and June 30, 2008	8	8
Common stock, $.0001 par value, authorized 100,000,000 shares:
Issued shares - 32,341,753 and 32,369,489 at December 31, 2007 and June 30, 2008, respectively	3,234	3,237
Additional paid-in capital	69,990,960	70,046,879
Accumulated deficit	(69,653,042)	(69,335,605)
Treasury stock, 261,497 shares at cost	(11,906)	(11,906)

Total stockholders’ equity	329,354	702,713

Total liabilities and stockholders’ equity	$7,097,709	$7,947,014

The accompanying notes are an integral part of these condensed consolidated statements.

VIEWCAST.COM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2007	2008	2007	2008

Net sales	$3,926,394	$4,205,085	$7,408,856	$8,321,551

Cost of sales	1,623,999	1,279,645	3,071,320	2,617,254

Gross profit	2,302,395	2,925,440	4,337,536	5,704,297

Operating expenses:
Selling, general and administrative	1,666,275	1,912,023	3,113,852	3,587,073
Research and development	518,743	748,922	976,501	1,494,566
Depreciation and amortization	97,733	114,782	159,155	227,035

Total operating expenses	2,282,751	2,775,727	4,249,508	5,308,674

Operating income	19,644	149,713	88,028	395,623

Other (income) expense:
Interest expense, net (including $73,480, $36,844, $146,988, and $87,409 of expense to related parties, respectively)	74,943	40,421	148,589	93,082
Interest (income)	(14,161)	(8,840)	(24,063)	(21,296)
Other (income)	—	—	(250,000)	—

Total other (income) expense	60,782	31,581	(125,474)	71,786

Income tax expense	—	1,600	—	6,400

NET INCOME (LOSS)	$(41,138)	$116,532	$213,502	$317,437

Preferred stock dividends	(204,250)	(205,000)	(406,255)	(410,029)

Net loss applicable to common stockholders	$(245,388)	$(88,468)	$(192,753)	$(92,592)

Net loss per share
Basic	$(0.01)	$(0.00)	$(0.01)	$(0.00)

Diluted	$(0.01)	$(0.00)	$(0.01)	$(0.00)

Weighted average number of common shares outstanding
Basic	32,048,553	32,103,001	31,349,864	32,091,629

Diluted	32,048,553	32,103,001	31,349,864	32,091,629

The accompanying notes are an integral part of these condensed consolidated statements.

VIEWCAST.COM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2008
(UNAUDITED)

	Series B		Series C		Series E
	Convertible		Convertible		Convertible				Additional			Total
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated	Treasury	Stockholders’
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Shares	Par Value	Capital	Deficit	Stock	Equity

Balances, December 31, 2007	800,000	$80	200,000	$20	80,000	$8	32,341,753	$3,234	$69,990,960	$(69,653,042)	$(11,906)	$329,354

Stock based compensation expense	—	—	—	—	—	—	—	—	49,039	—	—	49,039

Exercise of stock options	—	—	—	—	—	—	19,165	2	3,881	—	—	3,883

Employee stock issuance	—	—	—	—	—	—	8,571	1	2,999	—	—	3,000

Net income	—	—	—	—	—	—	—	—	—	317,437	—	317,437

Balances, June 30, 2008	800,000	$80	200,000	$20	80,000	$8	32,369,489	$3,237	$70,046,879	$(69,335,605)	$(11,906)	$702,713

The accompanying notes are an integral part of these condensed consolidated statements.

VIEWCAST.COM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the six months ended
	June 30,
	2007	2008
Operating activities:
Net income	$213,502	$317,437
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Bad debt expense	24,649	26,914
Depreciation of property and equipment	137,521	170,504
Amortization of software development costs	21,634	56,531
Stock based compensation expense	6,706	49,039
Common stock issued to employee	—	3,000
Changes in operating assets and liabilities
Accounts receivable	321,427	245,464
Inventories	(1,572,775)	446,643
Prepaid expenses	(69,257)	(1,846)
Deposits	(12,097)	(2,128)
Accounts payable	297,337	338,566
Accrued expenses and stockholder accrued interest	(2,924)	102,481

Net cash provided by (used in) operating activities	(634,277)	1,752,605

Investing activities:
Capitalized software development costs	(74,241)	(105,296)
Purchase of property and equipment	(488,912)	(143,759)

Net cash used in investing activities	(563,153)	(249,055)

Financing activities:
Proceeds from exercise of stock options	9,820	3,883
Net proceeds from exercise of warrants	936,434	—
Repayments of long-term debt	(3,619)	(13,463)

Net cash provided by (used in) financing activities	942,635	(9,580)

Net increase (decrease) in cash and cash equivalents	(254,795)	1,493,970

Cash and cash equivalents, beginning of period	567,509	1,135,416

Cash and cash equivalents, end of period	$312,714	$2,629,386

Supplemental cash flow information:
Cash paid for interest	$58,781	$47,656

Non-cash items:
Acquisition of property and equipment under capital leases	$43,229	$48,362
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
The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. For further information, refer to the consolidated financial statements and footnotes thereto included in Amendment No. 1 to the Company’s Annual Report on Form 10-KSB/A for the year ended December 31, 2007 filed with the Securities and Exchange Commission.
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
Changes in the Company’s allowance for doubtful accounts for the three and six months ended June 30, 2007 and 2008 are as follows:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2007	2008	2007	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Beginning balance	$41,128	$44,325	$30,756	$30,390
Bad debt expense	14,277	12,979	24,649	26,914

Ending balance	$55,405	$57,304	$55,405	$57,304

3. Inventories
Inventories consist of the following:

	December 31,	June 30,
	2007	2008
		(Unaudited)
Purchased materials	$1,351,377	$926,947
Finished goods	1,015,823	993,610

	$2,367,200	$1,920,557

4. Accrued Expenses
Accrued expenses consist of the following:

	December 31,	June 30,
	2007	2008
		(Unaudited)
Accrued compensation	$174,030	$288,845
Accrued warranty	133,940	168,849
Accrued inventory purchases	55,713	51,523
Customer deposits	22,435	46,619
Deferred rent	100,555	87,096
Deferred revenue	174,084	168,248
Accrued taxes and other	267,100	173,731

	$927,857	$984,911

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
The following table below shows the changes in accrued warranty expense for the three and six months ended June 30, 2007 and 2008:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2007	2008	2007	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Beginning balance	$100,786	$164,156	$117,636	$133,940
Charged to expense	46,660	28,748	85,243	62,575
Usage	(57,292)	(24,055)	(112,725)	(27,666)

Ending balance	$90,154	$168,849	$90,154	$168,849

6. Property and Equipment
Property and equipment, at cost, consists of the following:

	Estimated
	Useful Life	December 31,	June 30,
	(Years)	2007	2008
			(Unaudited)
Service equipment	3	$242,362	$242,362
Computer equipment	3	309,112	362,453
Software	3	182,110	184,038
Leasehold improvements	1 to 6	130,409	161,644
Office furniture and equipment	5	890,300	995,916

		1,754,293	1,946,413

Less accumulated depreciation and amortization		(1,032,880)	(1,203,383)

		$721,413	$743,030

7. Stockholder Term Note
Since October 1998, the Company has maintained a credit facility with an entity controlled by one of its principal stockholders, Mr. H.T. Ardinger. In December 2006, ViewCast.com, Inc., Osprey Technologies, Inc. and VideoWare, Inc. (jointly and severally, “the Borrower”) amended the terms and conditions of the loan and security agreement with the Ardinger Family Partnership, Ltd. Under the amended terms the $1,250,000 of primary principal and $3,891,361 of secondary principal are due December 31, 2009, subject to certain earlier payment conditions. The interest on the primary principal amount will accrue and be paid monthly based on the effective prime rate plus 1.0% (8.25% and 6.00% as of December 31, 2007 and June 30, 2008, respectively). Interest on the secondary principal amount will accrue based on the effective Applicable Federal Rate, as defined in the agreement, (3.88% and 2.08% as of December 31, 2007 and June 30, 2008) and be paid in full on the maturity date. The amended note agreement is secured by all the assets of the Borrower.
The Company’s long-term debt consists of:

	December 31,	June 30,
	2007	2008

Outstanding Principal (“Primary Principal Amount”), with interest due at a rate per annum equal to prime plus 1.0% (8.25% and 6.00% at December 31, 2007 and June 30, 2008, respectively), due December 31, 2009	$1,250,000	$1,250,000

Outstanding Principal (“Secondary Principal Amount”), with interest due at a rate per annum equal to the Applicable Federal Rate (3.88% and 2.08% at December 31, 2007 and June 30, 2008, respectively), due December 31, 2009	3,891,361	3,891,361
Other long-term debt	49,502	84,401

Total long-term debt	5,190,863	5,225,762
Less current maturities	(21,345)	(32,668)

Total long-term debt less current maturities	$5,169,518	$5,193,094

8. Warrants
Following is a summary of warrant activity from January 1, 2008 through June 30, 2008:

Warrants
Weighted-
	Number	Exercise	Average
	of Warrants	Price	Exercise Price
Outstanding and exercisable at December 31, 2007	2,500,000	0.48	$0.48

Granted	—
Exercised	—
Cancelled	—

Outstanding and exercisable at June 30, 2008	2,500,000	0.48	$0.48

At June 30, 2008, the Company had outstanding 2,500,000 warrants to purchase common stock of the Company with exercise prices of $0.48 per share and expiration dates in December 2013.

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
Following is a summary of excluded securities:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2008	2007	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Stock options	2,426,225	3,995,184	2,462,350	3,550,406
Warrants	2,825,485	2,500,000	3,465,817	2,500,000
Convertible preferred stock — Series B	2,206,896	2,206,896	2,206,896	2,206,896
Convertible preferred stock — Series C	3,333,333	3,333,333	3,333,333	3,333,333
Convertible preferred stock — Series E	15,686,274	15,686,274	15,686,274	15,686,274

	26,478,213	27,721,687	27,154,670	27,276,909

10. Stock-Based Compensation
The Company has various stock-based employee compensation plans, which are described more fully in Note 10 to Consolidated Financial Statements in Amendment No. 1 to the Company’s Annual Report on Form 10-KSB/A for the fiscal year ended December 31, 2007.
Stock-based compensation expense recognized under SFAS 123(R) was $6,706 and $49,039 for the six months ended June 30, 2007 and June 30, 2008, respectively. During the six months ended June 30, 2008, 1,377,500 new options were granted by the Company. Stock-based compensation expense recognized in the Company’s Statement of Operations for the first six months of 2007 and 2008 includes compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). Stock-based compensation expense recognized in the Company’s Statement of Operations for the first six months of 2007 and 2008 is based on awards ultimately expected to vest and has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.
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
At June 30, 2008, the balance of unearned stock-based compensation to be expected to be expensed in future periods related to unvested share-based awards, as adjusted for expected forfeitures, is approximately $93,411. The weighted-average period over which the unearned stock-based compensation is expected to be recognized is approximately three years.

Following is a summary of stock option activity from January 1, 2008 through June 30, 2008:

	Stock Options
			Weighted-
			Average
	Number	Price Per	Exercise Price
	of Shares	Share	Per Share
Outstanding at January 1, 2008	2,660,850	$0.20 - $7.14	$1.99

Granted	1,377,500	0.30 - 0.48	0.38
Exercised	(19,165)	0.20 - 0.22	0.20
Canceled/forfeited	(20,500)	0.22 - 3.56	1.92

Outstanding at June 30, 2008	3,998,685	$0.20 - $7.14	$1.45

The following information applies to options outstanding at June 30, 2008:

		Weighted-
		Average	Weighted-		Weighted-
Range of	Outstanding at	Remaining	Average	Exercisable at	Average
Exercise	June 30,	Contractual	Exercise	June 30,	Exercise
Prices	2008	Life	Price	2008	Price
$0.20 - 1.00	2,749,335	6.4	$0.39	923,051	$0.40
1.01 - 2.00	541,350	2.7	1.12	541,350	1.12
2.01 - 3.00	110,000	1.6	2.51	110,000	2.51
3.01 - 4.00	57,500	0.6	3.49	57,500	3.49
4.01 - 5.00	12,500	1.3	4.53	12,500	4.53
5.01 - 6.00	116,000	1.5	5.50	116,000	5.50
6.01 - 7.00	2,000	0.8	7.00	2,000	7.00
7.01 - 7.14	410,000	1.2	7.10	260,000	7.10

	3,998,685	4.9	$1.44	2,022,401	$1.98

11. Income Taxes
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
At December 31, 2007 the Company has federal income tax net operating loss carryforwards of approximately $70,000,000. The Company recognized $6,400 federal income tax expense in the first six months of 2008.

12. Related Party Transactions
Since October 1998, the Company has maintained a credit facility with an entity controlled by one of its principal stockholders, Mr. H.T. Ardinger. In December 2006, ViewCast.com, Inc., Osprey Technologies, Inc. and VideoWare, Inc. amended the terms and conditions of the loan and security agreement with the Ardinger Family Partnership, Ltd. Under the amended terms, $1,250,000 of primary principal and $3,891,361 of secondary principal are due December 31, 2009, subject to certain earlier payment conditions. See Note 7. The Company incurred $146,988 and $87,409 in related party interest expense in the six months ended June 30, 2007 and 2008, respectively.
13. Accounts Receivable Loan Facility
On June 29, 2007, the Company entered into a Purchase and Sale Agreement/Security Agreement (the “Agreement”) with Amegy Bank National Association, a national banking association. The Agreement provides the Company with an accounts receivable loan facility to provide a source of working capital. As of June 30, 2008 the Company had no borrowings under this facility.
14. Preferred Stock Dividends
There were no preferred stock dividends declared or paid during the six months ended June 30, 2008. The Series B and Series C preferred stock issues carry cumulative dividends of 8% and 9% per year, respectively, and are generally payable semi-annually in arrears in cash or in ViewCast common stock, at ViewCast’s option. At June 30, 2008, cumulative dividends in arrears which have not been declared are: Series B-$4,186,667, Series C-$1,197,500. Holders of Series B and Series C preferred stock have no voting rights except as required by law. The Series E preferred stock has no dividend feature.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Certain statements in this Report on Form 10-Q under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Report constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements regarding ViewCast’s expectations, beliefs, hopes, intentions or strategies regarding the future. These statements involve known and unknown risks, uncertainties, and other factors that may cause ViewCast or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, product demand and market acceptance risks, the impact of competitive products and pricing, product development, commercialization and technological difficulties, capacity and supply constraints or difficulties, general business and economic conditions, the availability of sufficient working capital, the ability to service our debt, continued losses, the ability to successfully integrate acquired operations, the effect of our accounting polices and other risks detailed in filings with the Securities and Exchange Commission.
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

Results of Operations
Three and Six Months Ended June 30, 2008 compared to
Three and Six Months Ended June 30, 2007.
Net Sales. During the three months ended June 30, 2008, net sales increased by 7.1% to $4,205,085 compared to the same period net sales in 2007 of $3,926,394. During the six months ended June 30, 2008, net sales of $8,321,551 increased by 12.3% compared to same period net sales in 2007 of $7,408,856. The net sales improvement was due to sales growth of our Osprey board products offset by a decline in our Niagara product and third party software sales. Sales increased in all three of our sales regions with 13.6% in North America, 5.0% in Europe, Middle East, and Africa and 21.6% in the combined region of the Pacific Rim and Middle and South America. We expect continued sales growth as new products begin to ship during the fourth quarter of 2008 and into 2009.
ViewCast Niagara® Streaming/Encoding System Sales. During the three months ended June 30, 2008, combined system and software sales decreased 28.7% verse the second quarter of 2007. During the six months ended June 30, 2008, combined system and software sales decreased 11.6% verse 2007 levels and represented 32.7% of total net sales, compared to 41.6% of total net sales during the same period in 2007. During the first six months of 2008 the appliance type Niagara products, such as Niagara Pro, showed double digit growth compared to the same period in 2007 offset by a decline in our non-appliance systems sales, including some revenue loss from models discontinued for 2008. In addition, during the second quarter of 2007 there was a substantial third party software sale that was not repeated in 2008. We anticipate that sales will improve during the last half of 2008 due to increased sales personnel in the North America and EMEA regions, the recently introduced Niagara GoStream® SURF, the completion of our OEM customer’s change over to a new procurement process and supplemented with another new Niagara product introduction planned for the fourth quarter time frame.
Osprey Product Sales. During the three months ended June 30, 2008, sales of Osprey video capture cards products increased 33.7% from the 2007 level for the same period. During the six months ended June 30, 2008, sales of Osprey products increased 28.2% from the 2007 level for the same period and represented 65.8% of total net sales, compared to 57.7% of total net sales in the first six months of 2007. Nearly all Osprey product families experienced increased sales with the most significant increases in the Osprey 400 and the new Osprey 450e plus the Osprey 700HD product introduced in the fall of 2007.
Other Revenues. Other revenues consist of software maintenance, training, engineering consulting fees, and professional services and represented 1.5% of revenues for the six months ended June 30, 2008. For the quarter and the six months ended June 30, 2008, other revenues totaled $66,745 and $121,073, respectively, compared to the quarter and the six months ended June 30, 2007 of $25,400 and $54,850, respectively.
Cost of Sales and Gross Profit. Cost of sales totaled $1,279,645 for the quarter ended June 30, 2008, a 21.2% decrease from the $1,623,999 reported for the same period in 2007. Cost of sales totaled $2,617,254 for the six months ended June 30, 2008, a 14.8% decrease from the $3,071,320 reported for the same period in 2007.
Gross profit for the quarter ended June 30, 2008 was $2,925,440 or a 27.1% increase compared to $2,302,395 in 2007. Gross profit for the six months ended June 30, 2008 was $5,704,297 or a 31.5% increase compared to $4,337,536 in 2007. The gross profit as a percentage of net sales for the six months ended June 30, 2008 was 68.5% compared to 58.5% for the same period in 2007. The increase in gross profit was primarily due to increased net sales, price adjustments for selected products and improvements in supply chain procurement in 2007 that continue to benefit cost of sales in 2008.
We expect future gross profit margins for the video products to remain comparable to historical margins in the 55%-68% range. Margins will be affected quarter to quarter by promotional activities, price adjustments, cost of materials, inventory obsolescence, the introduction of new products and the sales mix between the products, software and third party products sold in any one reporting period.
Selling, General and Administrative Expense. Selling, general and administrative expenses for the three and six months ended June 30, 2008 totaled $1,912,023 and $3,587,073, respectively, a 14.7% and 15.2% increase, respectively, from the $1,666,275 and $3,113,852, respectively, reported last year for the same periods. The increase is primarily due to increases in sales, marketing and support personnel, sales activities such as travel, and in marketing and advertising expenses.

Research and Development Expense. Research and development expense for the three and six months ended June 30, 2008 totaled $748,922 and $1,494,566, respectively, an increase of 44.4% and 53.1% to comparable 2007 levels. The increase reflects additional personnel plus higher new product prototype and related development expenses compared to the first six months of 2007. Research and development expenses fluctuate depending on the number of product introductions planned and as new product prototypes, testing and certifications are completed.
Depreciation and Amortization Expense. Depreciation and amortization expense for the three and six months ended June 30, 2008 totaled $114,782 and $227,035, respectively, an increase of 17.4% and 42.7% from the same period last year from expenditures for IT infrastructure, test equipment, demo gear and service assets.
Other (Income) Expense. Total other expense for the first six months of 2008 totaled $71,786 compared to total other income of $125,474 in 2007. In the first quarter of 2007, ViewCast received $250,000 proceeds from the settlement of a business interruption insurance claim caused by the temporary disruption of parts supplied by a vendor which occurred in 2005. Interest expense during the second quarters of 2008 and 2007 was $40,421 and $74,943, respectively. Interest expense during the first six months of 2008 and 2007 was $93,082 and $148,589, respectively, representing interest primarily from stockholder debt. The decrease in interest expense is principally due to the decrease of interest rates from our stockholder debt. Interest income during the second quarters of 2008 and 2007 was $8,840 and $14,161, respectively. Interest income during the first six months of 2008 and 2007 was $21,296 and $24,063, respectively. The decrease in interest income is due to the decline of interest rates compared to 2007.
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
Net cash provided by operating activities for the six months ended June 30, 2008 was $1,752,605 resulting from net income of $317,437, non-cash operating expense of $305,988, and net cash provided from operating assets and liabilities of $1,129,180. Cash provided by changes in operating assets and liabilities was principally due to decreased accounts receivable and inventories, supplemented by an increase in account payable and accrued expense.
Cash utilized for investing activities during the six months ended June 30, 2008 totaled $249,055 for property and equipment purchased and software development costs capitalized.
During the six months ended June 30, 2008, ViewCast’s financing activities used cash of $9,580, which resulted from repayment of long-term debt of $13,463, offset by cash provided from the exercise of employee stock options of $3,883.
Since October 1998, ViewCast has maintained a credit facility with an entity controlled by one of its principal stockholders, Mr. H.T. Ardinger. In December 2006, ViewCast.com, Inc., Osprey Technologies, Inc. and VideoWare, Inc. amended the terms and conditions of the loan and security agreement with the Ardinger Family Partnership, Ltd. Under the amended terms, $1,250,000 of primary principal and $3,891,361 of secondary principal are due December 31, 2009, subject to certain earlier payment conditions. The interest on the primary principal amount will accrue and be paid monthly based on the effective prime rate plus 1.0% (8.25% and 6.00% as of December 31, 2007 and June 30, 2008, respectively). Interest on the secondary principal will accrue based on the effective Applicable Federal Rate, as defined in the agreement, (3.88% and 2.08% as of December 31, 2007 and June 30, 2008, respectively) and will be paid in full on the maturity date. The amended note agreement is secured by all the assets of the Borrower.

In June 2007, ViewCast entered into a Purchase and Sale Agreement/Security Agreement with Amegy Bank National Association, a national banking association. This agreement provides ViewCast with an accounts receivable loan facility to provide a source of working capital. As of June 30, 2008 we had no borrowings under this facility.
At June 30, 2008, ViewCast had outstanding 2,500,000 non-redeemable warrants with exercise prices of $0.48 per share and an expiration date in December 2013.
In October of 2005, ViewCast adopted the ViewCast 2005 Stock Incentive Plan, which replaced ViewCast’s expired stock option plans (the 1995 Employee Stock Option Plan and the 1995 Director Stock Option Plan) and become the sole plan for providing equity-based incentive compensation to ViewCast’s employees, non-employee directors and other service providers. ViewCast adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s 2006 fiscal year. ViewCast recorded $49,039 for stock-based compensation expense in the first six months of 2008. During the quarter ended June 30, 2008, there were 1,377,500 new options granted under the ViewCast 2005 Stock Incentive Plan.
There were no preferred stock dividends declared or paid during the first quarter of 2008. The Series B and Series C preferred stock issues carry cumulative dividends of 8% and 9% per year, respectively, and are generally payable semi-annually in arrears in cash or in ViewCast common stock, at ViewCast’s option. At June 30, 2008, cumulative dividends in arrears on preferred shares are approximately: Series B-$4,186,667, Series C-$1,197,000. Holders of Series B and Series C preferred stock have no voting rights except as required by law. The Series E preferred stock has no dividend feature.
At June 30, 2008, ViewCast had working capital of $4,971,372 and cash and cash equivalents of $2,629,386. ViewCast utilizes significant capital to design, develop and commercialize its products and intends to fund its operating activities and sales growth during the next twelve months by utilizing existing cash, cash contributed from operations and its available working capital lines of credit to the extent possible. ViewCast anticipates it will utilize working capital during 2008 and 2009 to support the expansion of sales channels and market distribution, to develop and introduce new products and services, to enhance existing product offerings, to address unanticipated competitive threats or technical problems, to transition adverse economic conditions, to service its debt and for potential acquisition transactions.
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
At June 30, 2008, ViewCast had no material commitments for capital expenditures.
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

Item 3. Quantitative and Qualitative Disclosure About Market Risk
All of our sales transactions during the first six months of 2008 were denominated in U.S. dollars and the majority of our operations is based in the U.S. and, accordingly, is also denominated in U.S. dollars. We do have a foreign-based sales office in the London area where transactions are denominated in the foreign currency. The impact of fluctuations in the relative value of the currency for the first six months of 2008 was not material.
Our interest income earned on cash and cash equivalents is subject to interest rate risk from the changes in the general level of U.S. interest rates, particularly short-term rates. We believe this risk in immaterial due to the short-term nature of the investment commitment.
The interest rates under our stockholder related loan and security agreement is subject to change based on the effective prime rate for the primary principal amount and the effective Applicable Federal Rate for the secondary principal amount. At June 30, 2008 a balance of $1,250,000 was outstanding on the primary principal and $3,891,361 outstanding on the secondary principal.
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
Item 1A.Risk Factors
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

ViewCast.com, Inc.
(Registrant)
Date: August 14, 2008	BY:	/s/ David T. Stoner
David T. Stoner
Chief Executive Officer Principal Executive Officer

/s/ Laurie L. Latham
Laurie L. Latham
Chief Financial Officer Principal Financial and Accounting Officer

EXHIBIT INDEX

Exhibit
Page No.	Description of Exhibit

31.1	Rule 13a-14(a)/15d-14(a) CEO Certification

31.2	Rule 13a-14(a)/15d-14(a) CFO Certification

32.1	Section 1350 CEO Certification

32.2	Section 1350 CFO Certification