Form 10-Q
period 2008-09-30
VIEWCAST COM INC
filed 2008-11-14
CIK 921313

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2008
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
32,158,389 shares of common stock, par value $0.0001 per share, outstanding at October 31, 2008

ViewCast.com, Inc. and Subsidiaries
Index to Form 10-Q

VIEWCAST.COM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2007	2008
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,135,416	$2,823,516
Accounts receivable, less allowance for doubtful accounts of $30,390 and $68,163 at December 31, 2007 and September 30, 2008, respectively	2,261,133	2,141,958
Inventories, net	2,367,200	2,047,347
Prepaid expenses	243,614	274,547

Total current assets	6,007,363	7,287,368

Property and equipment, net	721,413	730,670
Intangible assets, net	323,367	338,462
Deposits	45,566	47,520

Total assets	$7,097,709	$8,404,020

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$456,641	$689,626
Accrued expenses	927,857	1,264,767
Current maturities of long-term debt	21,345	32,742

Total current liabilities	1,405,843	1,987,135

Long-term debt less current maturities	28,157	43,948
Stockholder note payable	5,141,361	5,141,361
Stockholder accrued interest	192,994	254,770

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.0001 par value, authorized 5,000,000 shares:
Series B convertible — issued and outstanding shares — 800,000 — liquidation value of $15 per share as of December 31, 2007 and September 30, 2008	80	80
Series C convertible — issued and outstanding shares — 200,000 — liquidation value of $31 per share as of December 31, 2007 and September 30, 2008	20	20
Series E convertible — issued and outstanding shares — 80,000 — liquidation value of $102 per share as of December 31, 2007 and September 30, 2008	8	8
Common stock, $.0001 par value, authorized 100,000,000 shares:
Issued shares — 32,341,753 and 32,369,489 at December 31, 2007 and September 30, 2008, respectively	3,234	3,237
Additional paid-in capital	69,990,960	70,065,628
Accumulated deficit	(69,653,042)	(69,080,261)
Treasury stock, 261,497 shares at cost	(11,906)	(11,906)

Total stockholders’ equity	329,354	976,806

Total liabilities and stockholders’ equity	$7,097,709	$8,404,020

The accompanying notes are an integral part of these condensed consolidated statements.

VIEWCAST.COM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2007	2008	2007	2008

Net sales	$4,094,062	$4,737,996	$11,502,918	$13,059,547

Cost of sales	1,792,269	1,477,905	4,863,589	4,095,159

Gross profit	2,301,793	3,260,091	6,639,329	8,964,388

Operating expenses:
Selling, general and administrative	1,678,922	2,083,424	4,792,774	5,670,497
Research and development	596,291	753,649	1,572,792	2,248,215
Depreciation and amortization	104,984	123,340	264,139	350,375

Total operating expenses	2,380,197	2,960,413	6,629,705	8,269,087

Operating income	(78,404)	299,678	9,624	695,301

Other (income) expense:
Interest expense, net (including $74,451, $42,792, $221,439, and $130,201 of expense to related parties, respectively)	83,781	45,597	232,370	138,679
Interest (income)	(4,663)	(6,263)	(28,726)	(27,559)
Other (income)	—	—	(250,000)	—

Total other (income) expense	79,118	39,334	(46,356)	111,120

Income tax expense	—	5,000	—	11,400

NET INCOME (LOSS)	$(157,522)	$255,344	$55,980	$572,781

Preferred stock dividends	(206,494)	(205,000)	(612,749)	(615,029)

Net income (loss) applicable to common stockholders	$(364,016)	$50,344	$(556,769)	$(42,248)

Net income (loss) per share
Basic	$(0.01)	$0.00	$(0.02)	$(0.00)

Diluted	$(0.01)	$0.00	$(0.02)	$(0.00)

Weighted average number of common shares outstanding
Basic	32,065,582	32,107,992	31,591,058	32,087,810

Diluted	32,065,582	48,035,557	31,591,058	32,087,810

The accompanying notes are an integral part of these condensed consolidated statements.

VIEWCAST.COM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008
(UNAUDITED)

	Series B		Series C		Series E
	Convertible		Convertible		Convertible				Additional			Total
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated	Treasury	Stockholders’
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Shares	Par Value	Capital	Deficit	Stock	Equity

Balances, December 31, 2007	800,000	$80	200,000	$20	80,000	$8	32,341,753	$3,234	$69,990,960	$(69,653,042)	$(11,906)	$329,354

Stock based compensation expense	—	—	—	—	—	—	—	—	67,788	—	—	67,788

Exercise of stock options	—	—	—	—	—	—	19,165	2	3,881	—	—	3,883

Employee stock issuance	—	—	—	—	—	—	8,571	1	2,999	—	—	3,000

Net income	—	—	—	—	—	—	—	—	—	572,781	—	572,781

Balances, September 30, 2008	800,000	$80	200,000	$20	80,000	$8	32,369,489	$3,237	$70,065,628	$(69,080,261)	$(11,906)	$976,806

The accompanying notes are an integral part of these condensed consolidated statements.

VIEWCAST.COM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the nine months ended
	September 30,
	2007	2008
Operating activities:
Net income	$55,980	$572,781
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Bad debt expense	38,344	43,759
Depreciation of property and equipment	221,839	257,793
Amortization of software development costs	42,300	92,581
Stock based compensation expense	29,862	67,788
Common stock issued to employee	—	3,000
Changes in operating assets and liabilities
Accounts receivable	426,226	75,416
Inventories	(828,987)	319,853
Prepaid expenses	(125,842)	(30,933)
Deposits	(12,097)	(1,954)
Accounts payable	(336,772)	232,985
Accrued expenses and stockholder accrued interest	23,322	398,685

Net cash provided by (used in) operating activities	(465,825)	2,031,754

Investing activities:
Capitalized software development costs	(137,761)	(107,676)
Purchase of property and equipment	(510,704)	(218,688)

Net cash used in investing activities	(648,465)	(326,364)

Financing activities:
Proceeds from exercise of stock options	16,946	3,883
Net proceeds from exercise of warrants	936,433	—
Repayments of long-term debt	(8,097)	(21,173)

Net cash provided by (used in) financing activities	945,282	(17,290)

Net increase (decrease) in cash and cash equivalents	(169,008)	1,688,100

Cash and cash equivalents, beginning of period	567,509	1,135,416

Cash and cash equivalents, end of period	$398,501	$2,823,516

Supplemental cash flow information:
Cash paid for interest	$91,498	$76,904

Non-cash items:
Acquisition of property and equipment under capital leases	$59,710	$48,362
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
The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. For further information, refer to the consolidated financial statements and footnotes thereto included in Amendment No. 1 to the Company’s Annual Report on Form 10-KSB/A for the year ended December 31, 2007 filed with the Securities and Exchange Commission.
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
Changes in the Company’s allowance for doubtful accounts for the three and nine months ended September 30, 2007 and 2008 are as follows:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2007	2008	2007	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Beginning balance	$55,405	$57,304	$30,756	$30,390
Bad debt expense	13,695	16,845	38,344	43,759
Uncollectible accounts written off	—	(5,986)	—	(5,986)

Ending balance	$69,100	$68,163	$69,100	$68,163

3. Inventories
Inventories consist of the following:

	December 31,	September 30,
	2007	2008
		(Unaudited)
Purchased materials	$1,351,377	$970,491
Finished goods	1,015,823	1,076,856

	$2,367,200	$2,047,347

4. Accrued Expenses
Accrued expenses consist of the following:

	December 31,	September 30,
	2007	2008
		(Unaudited)
Accrued compensation	$174,030	$315,303
Accrued warranty	133,940	203,064
Accrued inventory purchases	55,713	171,055
Customer deposits	22,435	44,754
Deferred rent	100,555	80,290
Deferred revenue	174,084	203,570
Accrued taxes and other	267,100	246,731

	$927,857	$1,264,767

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
The following table below shows the changes in accrued warranty expense for the three and nine months ended September 30, 2007 and 2008:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2007	2008	2007	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Beginning balance	$90,154	$168,849	$117,636	$133,940
Charged to expense	33,380	42,153	118,625	104,728
Usage	(3,840)	(7,938)	(116,567)	(35,604)

Ending balance	$119,694	$203,064	$119,694	$203,064

6. Property and Equipment
Property and equipment, at cost, consists of the following:

	Estimated
	Useful Life	December 31,	September 30,
	(Years)	2007	2008
			(Unaudited)
Service equipment	3	$242,362	$242,362
Computer equipment	3	309,112	$391,352
Software	3	182,110	$184,038
Leasehold improvements	1 to 6	130,409	$167,057
Office furniture and equipment	5	890,300	$1,036,534

		1,754,293	2,021,343
Less accumulated depreciation and amortization		(1,032,880)	(1,290,673)

		$721,413	$730,670

7. Stockholder Term Note
The Company maintains a credit facility with the Ardinger Family Partnership, Ltd., an entity controlled by one of the Company’s principal stockholders, Mr. H.T. Ardinger. As of December 31, 2007 and September 30, 2008, under the terms of the loan and security agreement, $1,250,000 of primary principal and $3,891,361 of secondary principal was due December 31, 2009, subject to certain earlier payment conditions. Interest on the primary principal amount accrued and was due monthly based on the effective prime rate plus 1.0% (8.25% and 6.00% as of December 31, 2007 and September 30, 2008, respectively). Interest on the secondary principal amount accrued based on the effective “applicable federal rate,” as defined in the agreement loan and security agreement, (3.88% and 2.38% as of December 31, 2007 and September 30, 2008) and was due in full on the maturity date. The loan and security agreement is secured by all the assets of the Company and two of its subsidiaries, Osprey Technologies, Inc. and VideoWare, Inc. The loan and security agreement was amended on October 31, 2008 to change certain interest and payment terms. See Note 14.
The Company’s long-term debt consists of:

	December 31,	September 30,
	2007	2008

Outstanding Primary Principal Amount, with interest due at a rate per annum equal to prime plus 1.0% (8.25% and 6.00% at December 31, 2007 and September 30, 2008, respectively), due December 31, 2009	$1,250,000	$1,250,000

Outstanding Secondary Principal Amount, with interest due at a rate per annum equal to the Applicable Federal Rate (3.88% and 2.38% at December 31, 2007 and September 30, 2008, respectively), due December 31, 2009	3,891,361	3,891,361

Other long-term debt	49,502	76,690

Total long-term debt	5,190,863	5,218,051

Less current maturities	(21,345)	(32,742)

Total long-term debt less current maturities	$5,169,518	$5,185,309

8. Warrants
Following is a summary of warrant activity from January 1, 2008 through September 30, 2008:

Warrants
Weighted-
	Number	Exercise	Average
	of Warrants	Price	Exercise Price
Outstanding and exercisable at December 31, 2007	2,500,000	0.48	$0.48
Granted	—
Exercised	—
Cancelled	—

Outstanding and exercisable at September 30, 2008	2,500,000	0.48	$0.48

At September 30, 2008, the Company had outstanding 2,500,000 warrants to purchase common stock of the Company with exercise prices of $0.48 per share and expiration dates in December 2013.

9. Net loss Per Share Data
Basic earnings per share is calculated by dividing net income or loss applicable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is calculated by using the weighted-average number of common shares outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the dilutive potential shares of common stock had been issued. Dilutive potential shares of common stock include convertible preferred stock, options and warrants that are exercisable based on the average market price of the common stock during the period. The computation of diluted loss per share excludes the portion of convertible preferred stock, options and warrants since their effect is anti-dilutive. The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2008	2007	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net income (loss) applicable to common stockholders — numerator for basic and diluted earnings per share	$(364,016)	$50,344	$(556,769)	$(42,248)

Weighted — average common shares outstanding — denominator for basic earnings per share	32,065,582	32,107,992	31,591,058	32,087,810

Dilutive potential common shares:
Stock options	—	241,291	—	—
Warrants	—	—	—	—
Convertible preferred stock — Series E	—	15,686,274	—	—

Weighted — average common shares and dilutive potential common shares outstanding — denominator for dilluted earning per share	32,065,582	48,035,557	31,591,058	32,087,810

Net income (loss) per share:
Basic	$(0.01)	$0.00	$(0.02)	$(0.00)

Diluted	$(0.01)	$0.00	$(0.02)	$(0.00)

The following table sets forth the anti-dilutive securities excluded from diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2008	2007	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Anti-dilutive securities excluded from diluted earnings per share:
Stock options	2,984,850	2,915,850	2,732,225	3,711,476
Public and private warrants	2,500,000	2,500,000	3,224,363	2,500,000
Convertible preferred stock — Series B	2,206,896	2,206,896	2,206,896	2,206,896
Convertible preferred stock — Series C	3,333,333	3,333,333	3,333,333	3,333,333
Convertible preferred stock — Series E	15,686,274	—	15,686,274	15,686,274
10. Stock-Based Compensation
The Company has various stock-based employee compensation plans, which are described more fully in Note 10 to Consolidated Financial Statements in Amendment No. 1 to the Company’s Annual Report on Form 10-KSB/A for the fiscal year ended December 31, 2007.
Stock-based compensation expense recognized under SFAS 123(R) was $29,862 and $67,788 for the nine months ended September 30, 2007 and September 30, 2008, respectively. During the nine months ended September 30, 2008, 1,657,500 new options were granted by the Company. Stock-based compensation expense recognized in the Company’s Statement of Operations for the first nine months of 2007 and 2008 includes compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). Stock-based compensation expense recognized in the Company’s Statement of Operations for the first nine months of 2007 and 2008 is based on awards ultimately expected to vest and has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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
At September 30, 2008, the balance of unearned stock-based compensation to be expected to be expensed in future periods related to unvested share-based awards, as adjusted for expected forfeitures, is $116,274. The weighted-average period over which the unearned stock-based compensation is expected to be recognized is approximately three years.
Following is a summary of stock option activity from January 1, 2008 through September 30, 2008:

	Stock Options
			Weighted-
			Average
	Number	Price Per	Exercise Price
	of Shares	Share	Per Share
Outstanding at January 1, 2008	2,660,850	$0.20 - $7.14	$1.99

Granted	1,657,500	0.30 - 0.48	0.37
Exercised	(19,165)	0.20 - 0.22	0.20
Canceled/forfeited	(104,500)	0.22 - 3.56	1.27

Outstanding at September 30, 2008	4,194,685	$0.20 - $7.14	$1.38

The following information applies to options outstanding at September 30, 2008:

		Weighted-
		Average	Weighted-		Weighted-
Range of	Outstanding at	Remaining	Average	Exercisable at	Average
Exercise	September 30,	Contractual	Exercise	September 30,	Exercise
Prices	2008	Life	Price	2008	Price
$0.20 - 1.00	2,974,335	5.9	$0.39	1,189,829	$0.41
1.01 - 2.00	541,350	2.3	1.12	541,350	1.12
2.01 - 3.00	81,000	1.7	2.50	81,000	2.51
3.01 - 4.00	57,500	0.2	3.49	57,500	3.49
4.01 - 5.00	12,500	0.9	4.53	12,500	4.53
5.01 - 6.00	116,000	1.1	5.44	116,000	5.44
6.01 - 7.00	2,000	0.4	7.00	2,000	7.00
7.01 - 7.14	410,000	0.8	7.09	410,000	7.09

	4,194,685	4.6	$1.38	2,410,179	$2.12

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
At December 31, 2007 the Company has federal income tax net operating loss carryforwards of approximately $70,000,000. The Company recognized $11,400 federal income tax expense in the first nine months of 2008.
12. Accounts Receivable Loan Facility
On June 29, 2007, the Company entered into a Purchase and Sale Agreement/Security Agreement (the “Agreement”) with Amegy Bank National Association, a national banking association. The Agreement provides the Company with an accounts receivable loan facility to provide a source of working capital. As of September 30, 2008 the Company had no borrowings under this facility.
13. Preferred Stock Dividends
There were no preferred stock dividends declared or paid during the nine months ended September 30, 2008. The Series B and Series C preferred stock issues carry cumulative dividends of 8% and 9% per year, respectively, and are generally payable semi-annually in arrears in cash or in the Company’s common stock, at the Company’s option. At September 30, 2008, cumulative dividends in arrears which have not been declared are: Series B-$4,346,667, Series C-$1,242,500. Holders of Series B and Series C preferred stock have no voting rights except as required by law. The Series E preferred stock has no dividend feature.
14. Related Party Transactions and Subsequent Event
Since October 1998, the Company has maintained a credit facility with an entity controlled by one of its principal stockholders, Mr. H.T. Ardinger. See Note 7. The Company incurred $221,439 and $130,201 in related party interest expense in the nine months ended September 30, 2007 and 2008, respectively.
On October 31, 2008 the Company, H.T. Ardinger and the Ardinger Family Partnership, Ltd. agreed to amend the loan and security agreement between the parties. Under the amended terms, effective October 31, 2008, interest on the $1,250,000 primary amount of the $5,141,361 principal will be equal to the effective prime rate plus 0.75%, or 5.0%, whichever is greater. Interest terms for the secondary amount remained unchanged. However, the amended terms call for interest on the secondary amount to be paid monthly. Previously accrued interest of $254,770 will be paid off in approximately equal monthly payments from October 31, 2008, through June 30, 2009. Beginning on July 31, 2009, minimum monthly principal payments of $21,422 will be made, in addition to the monthly interest payments. Any amounts remaining on December 31, 2012, will become due on that date.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Certain statements in this Report on Form 10-Q under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Report constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements regarding ViewCast’s expectations, beliefs, hopes, intentions or strategies regarding the future. These statements involve known and unknown risks, uncertainties, and other factors that may cause ViewCast or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, product demand and market acceptance risks, the impact of competitive products and pricing, product development, commercialization and technological difficulties, capacity and supply constraints or difficulties, general business and economic conditions, the availability of sufficient working capital, the ability to service our debt, continued losses, the ability to successfully integrate acquired operations, the effect of our accounting polices, general market conditions and other risks detailed in filings with the Securities and Exchange Commission.
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

Results of Operations
Three and Nine Months Ended September 30, 2008 compared to
Three and Nine Months Ended September 30, 2007.
Net Sales. During the three months ended September 30, 2008, net sales increased by 15.7% to $4,737,996 compared to the same period net sales in 2007 of $4,094,062. During the nine months ended September 30, 2008, net sales of $13,059,547 increased by 13.5% compared to same period net sales in 2007 of $11,502,918. The net sales improvement was due to sales growth of our Osprey board products and Niagara products, partially offset by a decline in our third party software sales. Sales increased in two of our sales regions with a 25.7% increase in North America and a 2.0% increase in Europe, Middle East, and Africa (“EMEA”), with decrease of 6.4% in the combined region of the Pacific Rim and Middle and South America. We expect continued sales growth as new products begin to ship during the fourth quarter of 2008 and into 2009.
ViewCast Niagara® Streaming/Encoding System Sales. During the three months ended September 30, 2008, combined system and software sales increased 41.1% verses the third quarter of 2007 and represented 41.1% of total net sales, compared to 33.7% of total net sales during the same period in 2007. During the nine months ended September 30, 2008, combined system and software sales increased 4.7% verse 2007 levels and represented 35.8% of total net sales, compared to 38.8% of total net sales during the same period in 2007. During the first nine months of 2008 the appliance type Niagara products, such as Niagara Pro, showed double digit growth compared to the same period in 2007 offset by a decline in our non-appliance systems sales, including some revenue loss from models discontinued for 2008. We anticipate that sales will improve during the last quarter of 2008 due to increased sales personnel in the North America and EMEA regions, the recently introduced Niagara GoStream® SURF product, the completion of our OEM customer’s change over to a new procurement process.
Osprey Product Sales. During the three months ended September 30, 2008, sales of Osprey video capture cards products increased 0.6% from the 2007 level for the same period and represented 57.3% of total net sales, compared to 65.9% of total net sales during the same period in 2007. During the nine months ended September 30, 2008, sales of Osprey products increased 17.6% from the 2007 level for the same period and represented 62.8% of total net sales, compared to 60.6% of total net sales in the first nine months of 2007. Nearly all Osprey product families experienced increased sales with the most significant increases in the Osprey 400 and the new Osprey 450e plus the Osprey 700HD product introduced in the fall of 2007.
Other Revenues. Other revenues consist of software maintenance, training, engineering consulting fees, and professional services and represented 1.6% and 1.5% of revenues for the three and nine months ended September 30, 2008, respectively. For the quarter and the nine months ended September 30, 2008, other revenues totaled $76,271 and $191,676, respectively, compared to the quarter and the nine months ended September 30, 2007 of $15,787 and $70,637, respectively.
Cost of Sales and Gross Profit. Cost of sales totaled $1,477,905 for the quarter ended September 30, 2008, a 17.5% decrease from the $1,792,269 reported for the same period in 2007. Cost of sales totaled $4,095,159 for the nine months ended September 30, 2008, a 15.8% decrease from the $4,863,589 reported for the same period in 2007. The decrease in cost of sales was primarily due to improvements in supply chain procurement in 2007 that continue to benefit cost of sales in 2008.
Gross profit for the quarter ended September 30, 2008 was $3,260,091 or a 41.6% increase compared to $2,301,793 in 2007. Gross profit for the nine months ended September 30, 2008 was $8,964,388 or a 35.0% increase compared to $6,639,329 in 2007. Gross profit as a percentage of net sales for the nine months ended September 30, 2008 was 68.6% compared to 57.7% for the same period in 2007. The increase in gross profit was primarily due to increased net sales, price adjustments for selected products and improvements in supply chain procurement in 2007 that continue to benefit cost of sales in 2008.
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

Selling, General and Administrative Expense. Selling, general and administrative expenses for the three and nine months ended September 30, 2008 totaled $2,083,424 and $5,670,497, respectively, a 24.1% and 18.3% increase, respectively, from the $1,678,922 and $4,792,774, respectively, reported last year for the same periods. The increase is primarily due to increases in sales, marketing and support personnel, sales activities such as travel, and in marketing and advertising expenses.
Research and Development Expense. Research and development expense for the three and nine months ended September 30, 2008 totaled $753,649 and $2,248,215, respectively, an increase of 26.4% and 42.9% to comparable 2007 levels. The increase reflects additional personnel plus higher new product prototype and related development expenses compared to the first nine months of 2007. Research and development expenses fluctuate depending on the number of product introductions planned and as new product prototypes, testing and certifications are completed.
Depreciation and Amortization Expense. Depreciation and amortization expense for the three and nine months ended September 30, 2008 totaled $123,340 and $350,375, respectively, an increase of 17.5% and 32.6% from the same period last year from expenditures for IT infrastructure, test equipment, and demo gear.
Other (Income) Expense. Total other expense for the first nine months of 2008 totaled $111,120 compared to total other income of $46,356 in 2007. In the first quarter of 2007, ViewCast received $250,000 proceeds from the settlement of a business interruption insurance claim caused by the temporary disruption of parts supplied by a vendor which occurred in 2005. Interest expense during the third quarters of 2008 and 2007 was $45,597 and $83,781, respectively. Interest expense during the first nine months of 2008 and 2007 was $138,679 and $232,370, respectively, representing interest primarily from stockholder debt. The decrease in interest expense is principally due to the decrease of interest rates from our stockholder debt. Interest income during the third quarters of 2008 and 2007 was $6,263 and $4,663, respectively. Interest income during the first nine months of 2008 and 2007 was $27,559 and $28,726, respectively. The decrease in interest income is due to the decline of interest rates compared to 2007.
Net Income. Net income for the quarter ended September 30, 2008 was $255,344, an increase of $412,866 from the $157,522 net loss for the prior year’s third quarter. After reducing net income for accrued preferred dividends of $205,000, the net income per share for the third quarter of 2008 was less than a cent or $0.00 per share, compared to a net loss of $(0.01) per share, for the same period in 2007. Net income for the nine months ended September 30, 2008 was $572,781, an increase of $516,801 from the $55,980 net income for the prior year’s comparable period. After reducing net income for accrued preferred dividends of $615,029, the net loss per share for the nine months ending September 30, 2008 was less than a cent or $(0.00) per share, compared to a net loss of $(0.02) per share, for the same period in 2007.
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
Net cash provided by operating activities for the nine months ended September 30, 2008 was $2,031,754 resulting from net income of $572,781, non-cash operating expense of $464,921, and net cash provided from operating assets and liabilities of $994,052. Cash provided by changes in operating assets and liabilities was principally due to decreased accounts receivable and inventories, supplemented by an increase in account payable and accrued expense. Net cash used in operating activities for the nine months ended September 30, 2007 was $465,825 resulting from net income of $55,980, non-cash operating expense of $332,345, and net cash used in operating assets and liabilities of $854,150. Cash utilized by changes in operating assets and liabilities was principally due to increased inventories and prepaid expenses plus a decline in accounts payable, partially offset by a decrease in accounts receivable.
Cash utilized for investing activities during the nine months ended September 30, 2008 and 2007 totaled $326,364 and $648,465, respectively, for property and equipment purchased and software development costs capitalized.

During the nine months ended September 30, 2008, ViewCast’s financing activities used cash of $17,290, which resulted from repayment of long-term debt of $21,173, offset by cash provided from the exercise of employee stock options of $3,883. During the nine months ended September 30, 2007, ViewCast’s financing activities provided cash of $945,252, which resulted from the exercise of warrants and employee common stock options of $953,379, offset by repayment of long-term debt of $8,097.
ViewCast maintains a credit facility with the Ardinger Family Partnership, Ltd., an entity controlled by one of ViewCast’s principal stockholders, Mr. H.T. Ardinger. As of December 31, 2007 and September 30, 2008, under the terms of the loan and security agreement, $1,250,000 of primary principal and $3,891,361 of secondary principal was due December 31, 2009, subject to certain earlier payment conditions. Interest on the primary principal amount accrued and was due monthly based on the effective prime rate plus 1.0% (8.25% and 6.00% as of December 31, 2007 and September 30, 2008, respectively). Interest on the secondary principal amount accrued based on the effective “applicable federal rate,” as defined in the agreement loan and security agreement, (3.88% and 2.38% as of December 31, 2007 and September 30, 2008) and was due in full on the maturity date. The loan and security agreement is secured by all the assets of ViewCast and two of its subsidiaries, Osprey Technologies, Inc. and VideoWare, Inc.
On October 31, 2008 ViewCast, H.T. Ardinger and the Ardinger Family Partnership, Ltd. agreed to amend the loan and security agreement between the parties. Under the amended terms, effective October 31, 2008, interest on the $1,250,000 primary amount of the $5,141,361 principal will be equal to the effective prime rate plus 0.75%, or 5.0%, whichever is greater. Interest terms for the secondary amount remained unchanged. However, the amended terms call for interest on the secondary amount to be paid monthly. Previously accrued interest of $254,770 will be paid off in approximately equal monthly payments from October 31, 2008, through June 30, 2009. Beginning on July 31, 2009, minimum monthly principal payments of $21,422 will be made, in addition to the monthly interest payments. Any amounts remaining on December 31, 2012, will become due on that date.
In June 2007, ViewCast entered into a Purchase and Sale Agreement/Security Agreement with Amegy Bank National Association, a national banking association. This agreement provides ViewCast with an accounts receivable loan facility to provide a source of working capital. As of September 30, 2008 we had no borrowings under this facility.
At September 30, 2008, ViewCast had outstanding 2,500,000 non-redeemable warrants with exercise prices of $0.48 per share and an expiration date in December 2013.
In October of 2005, ViewCast adopted the ViewCast 2005 Stock Incentive Plan, which replaced ViewCast’s expired stock option plans (the 1995 Employee Stock Option Plan and the 1995 Director Stock Option Plan) and become the sole plan for providing equity-based incentive compensation to ViewCast’s employees, non-employee directors and other service providers. ViewCast adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006. ViewCast recorded $67,788 for stock-based compensation expense in the first nine months of 2008. During the nine months ended September 30, 2008, there were 1,657,500 new options granted under the ViewCast 2005 Stock Incentive Plan.
There were no preferred stock dividends declared or paid during the nine months ended September 30, 2008. The Series B and Series C preferred stock issues carry cumulative dividends of 8% and 9% per year, respectively, and are generally payable semi-annually in arrears in cash or in ViewCast common stock, at ViewCast’s option. At September 30, 2008, cumulative dividends in arrears on preferred shares are approximately: Series B-$4,346,667, Series C-$1,242,500. Holders of Series B and Series C preferred stock have no voting rights except as required by law. The Series E preferred stock has no dividend feature.
At September 30, 2008, ViewCast had working capital of $5,300,233 and cash and cash equivalents of $2,823,516. ViewCast utilizes significant capital to design, develop and commercialize its products and intends to fund its operating activities and sales growth during the next twelve months by utilizing existing cash, cash contributed from operations and its available working capital lines of credit to the extent possible. ViewCast anticipates it will utilize working capital during 2008 and 2009 to support the expansion of sales channels and market distribution, to develop and introduce new products and services, to enhance existing product offerings, to address unanticipated competitive threats or technical problems, to transition adverse economic conditions, to service its debt and for potential acquisition transactions.

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
At September 30, 2008, ViewCast had no material commitments for capital expenditures.
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

Item 3. Quantitative and Qualitative Disclosure About Market Risk
All of our sales transactions during the first nine months of 2008 were denominated in U.S. dollars and the majority of our operations is based in the U.S. and, accordingly, is also denominated in U.S. dollars. We do have a foreign-based sales office in the London area where transactions are denominated in the foreign currency. The impact of fluctuations in the relative value of the currency for the first nine months of 2008 was not material.
Our interest income earned on cash and cash equivalents is subject to interest rate risk from the changes in the general level of U.S. interest rates, particularly short-term rates. We believe this risk in immaterial due to the short-term nature of the investment commitment.
The interest rates under our stockholder related loan and security agreement is subject to change based on the effective prime rate for the primary principal amount and the effective “applicable federal rate,” as defined in the loan and security agreement, for the secondary principal amount. At September 30, 2008 a balance of $1,250,000 was outstanding on the primary principal and $3,891,361 outstanding on the secondary principal.
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
(None)
Item 1A. Risk Factors
(Not Applicable)
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(None)
Item 3. Defaults Upon Senior Securities
(None)
Item 4. Submission of Matters to a Vote of Security Holders
The Company held its annual meeting on September 25, 2008. The proposals submitted to shareholders and the tabulations of votes for each proposal were as follows:
1.	Election of directors for one-year terms.

	Number of Votes	Number of Votes	Number of Votes	Broker
Nominees	For	Against	Abstaining	Non-Votes
George C. Platt	42,308,532	41,751	79,282	3,681,895
David T. Stoner	42,316,032	34,251	79,282	3,681,895
Joseph Autem	42,306,855	43,428	79,282	3,681,895
Sherel Horsley	42,350,018	265	79,282	3,681,895
John Slocum, Jr.	42,350,018	265	79,282	3,681,895
2.	Ratification of KBA Group LLP as the Company’s independent registered public accounting firm for the fiscal year 2008.

Number of Votes	Number of Votes	Number of Votes	Broker
For	Against	Abstaining	Non-Votes
42,356,257	25,841	47,467	3,681,895
Item 5. Other Information
(a) (None)
(b) (None)
Item 6. Exhibits
See Exhibit Index.

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ViewCast.com, Inc. (Registrant)
Date: November 14, 2008	BY:	/s/ David T. Stoner
David T. Stoner
Chief Executive Officer Principal Executive Officer

	BY:	/s/ Laurie L. Latham
Laurie L. Latham
Chief Financial Officer Principal Financial and Accounting Officer

EXHIBIT INDEX

Exhibit
Page No.	Description of Exhibit

31.1	Rule 13a-14(a)/15d-14(a) CEO Certification

31.2	Rule 13a-14(a)/15d-14(a) CFO Certification

32.1	Section 1350 CEO Certification

32.2	Section 1350 CFO Certification