Form 10-K
period 2008-12-31
VIEWCAST COM INC
filed 2009-03-31
CIK 921313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-K

☑	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2008.

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
972-488-7200

Registrant’s telephone number, including area code
Securities registered under Section 12(b) of the Exchange Act: None
Securities registered under Section 12(g) of the Exchange Act:
Common Stock, $.0001 par value
(Title of class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the voting and non-voting common stock held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of June 30, 2008 was $6,947,797.
As of March 13, 2009, there were 35,799,703 shares of the Company’s common stock (par value $0.0001) outstanding.
Documents incorporated by reference: None.

PART I
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
Some of the statements in this Annual Report on Form 10-K included under “Business”, “Management’s Discussion and Analysis of Financial Condition and Result of Operation”, and elsewhere in the Report constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include statements regarding ViewCast’s expectations, beliefs, hopes, intentions or strategies regarding the future. These statements involve known and unknown risks, uncertainties, and other factors that may cause our or our industry’s actual results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements to differ from expected results. Such factors include, but are not limited to, product demand and market acceptance risks, the impact of competitive products and pricing, product development, commercialization and technological difficulties, capacity and supply constraints or difficulties, general business and economic conditions, the availability of sufficient working capital, the ability to service our debt, the effect of our accounting polices and other risks detailed in this Annual Report on Form 10-K and our other filings with the Securities and Exchange Commission.
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
References in this Report to “ViewCast,” “the Company,” “we,” “us,” and “our” refer to ViewCast.com, Inc. and its subsidiaries.
Item 1. Business
Overview
ViewCast.com, Inc., doing business as ViewCast Corporation (“ViewCast”), develops industry-leading hardware and software for the transformation and delivery of professional-quality video over IP and mobile networks. ViewCast’s award-winning solutions simplify the complex workflows required for the Web-based streaming of news, sports, music, and other video content to computers and mobile devices, empowering broadcasters, businesses, and governments to reach and expand their audiences easily and effectively. ViewCast’s Niagara® streaming appliances, Osprey® video capture cards, and Niagara SCX® encoding and management software provide the highly reliable technology required to deliver the multiplatform experiences driving today’s digital media market. ViewCast markets and sells its products and professional services worldwide directly to end-users or through indirect channels including original equipment manufacturers (“OEMs”), value-added resellers (“VARs”), resellers, distributors and computer system integrators. ViewCast is focused on growth by leveraging the digital media market expansion and our product solutions to capitalize on sales opportunities. We believe that emphasis on revenue and market share growth will enable us to realize long-term profitability and stockholder value.
On March 13, 2009, ViewCast completed the purchase of certain assets from Ancept Media Server, LLC related to the development and licensing of software products that provide the management of the life cycle phases of digital media pursuant to the terms of the Asset Purchase Agreement dated March 5, 2009, as amended, by and between ViewCast and Ancept Media Server, LLC. ViewCast’s wholly owned subsidiary, ViewCast Online Solutions, Inc., was renamed Ancept Corporation and will operate the Ancept business. Ancept was originally founded in 1997 and is an early pioneer of digital asset management (“DAM”) solutions. Over the last eight years, the lead software product, Ancept® Media Server, has been established as a DAM solution capable of supporting the needs of large enterprises, while remaining flexible and affordable to serve the needs of small to medium businesses. Fortune 1000 companies, educators, small businesses and public sector organizations have chosen Ancept to help meet their media production, management and distribution needs. The combined company will have an expanded global business presence and offer a complete set of solutions for the transformation, management and delivery of live and on-demand video content to broadband and mobile networks.

ViewCast utilizes significant capital to design, develop and commercialize its products and intends to fund its 2009 operating activities and sales growth by utilizing existing cash, cash provided from operations and working capital lines of credit to the extent possible. ViewCast believes that these items will provide sufficient cash to fund operations for the next 12 months, however, ViewCast may require additional working capital during the next year to support operations and the expansion of sales channels and market distribution, to develop and introduce new products and services, to enhance existing product offerings, to address unanticipated competitive threats or technical problems, to transition adverse economic conditions and for potential acquisition transactions. There can be no assurance that additional financing will be available to ViewCast on acceptable terms, or at all. Additional equity financing may involve substantial dilution to our then existing stockholders. In the event the Company is unable to raise additional capital or execute other alternatives, it may be required to sell segments of the business, or substantially reduce or curtail our activities. Such actions could result in charges that could be material to ViewCast’s results of operations or financial position.
ViewCast was incorporated in Delaware in February 1994 as MultiMedia Access Corporation. We changed our name to ViewCast.com, Inc. on April 8, 1999. ViewCast has four wholly-owned subsidiaries: VideoWare, Inc., Osprey Technologies, Inc., Ancept Corporation previously known as ViewCast Online Solutions, Inc. and ViewCast Technology Services Corporation, all Delaware corporations. Our principal executive offices are located at 3701 W. Plano Parkway, Suite 300, Plano, Texas 75075. Our Internet address is www.viewcast.com.
Our common stock trades on the Over-the-Counter Bulletin Board (“OTC BB”) under the symbol VCST-OB.
Industry Background and Market Drivers
ViewCast has seen digital media move to the mainstream as a strategic business tool for enterprises—including education and corporate enterprise, and consumer segments—while advertising, media and entertainment look to capitalize on increased viewership over a variety of devices. Customers are looking for solutions that will drive business value either directly or indirectly. From a technology standpoint, the quality continues to improve due to increased available bandwidth and more efficient encoding technologies. More importantly, customers have learned how to increase profits by using the Internet as alternative distribution medium for their content.
Market Drivers
We believe the following factors are driving the market for our business:
•	Transition to Government mandated digital broadcasting drives adoption of digital equipment
•	U.S. transition to digital TV

•	New IPTV services;
•	Increase in worldwide broadband access
•	Fuels growth of digital video access and adoption of video encoder, transcoder and management systems;
•	Increase in HD content demand drives the need for advanced solutions;

•	Shift in advertising spend (TV vs. Web);

•	Move toward revenue model standardization;

•	New streaming technologies;

•	Increased need for business efficiencies to survive the economic downturn; and

•	Increased adoption of mobile video worldwide is expected to drive the demand for efficient video compression solutions (and delivery solutions).
As a result of these and other factors, ViewCast expects its customers will continue to seek and purchase digital media solutions. Some of these other factors include:
•
Simultaneous technology enhancements such as higher compression rates, better caching, smart control of bandwidth utilization and higher resolution will likely spur further growth as the viewing experience for end-users continues to improve;

•	Various entertainment portals and media companies are active in the market to utilize the over the top Internet delivery model as a profitable medium; and

•	The value proposition in terms of investment, efficiency, flexibility and speed continues to increase demand on the enterprise side.
How ViewCast Addresses the Industry
ViewCast believes it is well positioned to address the expanding digital media market for the following reasons:
•	ViewCast develops industry-leading solutions for the transformation and delivery of professional quality video over IP and mobile networks

•	We simplify the complex workflows required for the Web-based streaming of news, sports, music and other video content to computers and mobile devices

•	We empower broadcasters, businesses and governments to repurpose their content, reach new markets, and expand their audiences

•	We provide the highly reliable technology required to deliver the multi-platform experiences driving today’s digital media market
ViewCast provides a bridge between digital content and delivery networks through its solutions listed below:
ViewCast Workflow Offering

Ingest	ViewCast/Ancept

Encode	ViewCast

Transcode	Ancept (with Third Party)

Stream (live)	ViewCast

Deliver (file)	Ancept

Manage	Ancept

Protect	ViewCast

Access/Play-out	Ancept
ViewCast has an expanded global business presence with a complete portfolio of solutions that encompass live and on-demand video encoding, management and delivery with the addition of digital asset management solutions. “The digital asset management market alone will reach $632 million in revenues in 2009, reflecting an anticipated compound average growth rate (CAGR) of 26 percent as the market continues to mature.” (Frost & Sullivan) ViewCast believes its market opportunity is now expanded to approximately $1 billion (2009) based on Frost & Sullivan reports regarding digital asset management and a portion of the encoding market, along with management’s estimates. The rapid expansion of these markets, especially toward high definition, more powerful and reliable performance, and greater ease of use, has underscored the need for structured, secure and scalable content management solutions delivered comprehensively, from one trusted provider. With the addition of Ancept, we believe that ViewCast can now very capably fill that role.

ViewCast Advantage
We believe we provide the following advantages:
•	Proprietary designs & proven performance,

•	Patent-pending technologies,

•	Third-party integration capabilities,

•	Established relationships with other industry leaders,

•	Broad portfolio of solutions:
•	Capture Cards, Appliances, Software,
•	Strong brand and product awareness:
•	Osprey Cards, Niagara Encoders, Ancept Media Server,
•	Solutions for multiple markets, and multiple applications,

•	Global presence, and

•	Reputation for reliable, advanced technology and design:
•	Controlled engineering & manufacturing process.
Corporate Growth and Value
ViewCast has become widely regarded as a leading global provider of high-quality digital media communication products. As demand for our digital media products continues to grow, we believe ViewCast is making great strides in achieving our goals of driving revenue growth, enhancing stockholder value and providing a path to long-term profitability. We intend to achieve our goals by leveraging the market’s expansion with our current and future products internally developed or acquired to capitalize on sales opportunities. Specifically, our goals depend on the following:
•	Rapidly Growing Market. Media, enterprise, government, and network communication sectors are adopting and allocating funds for digital media technologies;

•
Profitability and Increasing Revenue. Viewcast believes that a focus on revenue and market share growth, both organically and through acquisition, will enable us to realize long-term profitability and enhanced stockholder value;

•
Strong Products and Brand Equity. ViewCast is positioned for the market with well known solutions that appeal to a broad range of industries and to continue investment in research and development projects;

•	Two-Pronged Sales Focus. Well established worldwide indirect channels and large account & OEM business development;

•	Maintain Efficient Operations. We will continue to monitor expenses during 2009 while investing in growth areas of sales, marketing, and research and development; and
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

ViewCast Solutions and Services
The ViewCast solutions family includes:
•	Osprey Video® line of capture cards,

•	Niagara® line of video encoding systems and related SimulStream® and Niagara SCX® software,

•	Digital asset management software inclduing Ancept® Media Server, and

•	Other complementary products and technologies from leading providers.
In addition ViewCast provides professional services and support.
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
•	Osprey Video Capture Cards
•	Designed for video acquisition/capture/streaming

•	Award-winning capture cards for streaming from the first card for Web streaming to professional-quality cards for Internet TV:
•	Analog /Digital Audio & Video

•	Standard & High Definition

•	PCI & PCI Express

•	Composite, Component & SDI Video,Y/C, S-Video

•	Balanced & Unbalanced Audio
Niagara Streaming Systems and Software. The ViewCast Niagara family of streaming media encoders have been designed from the ground up to provide reliable, pre-configured, plug-and-play solutions enabling the user to quickly encode and stream premium quality audio and video over the Internet or corporate network. The Niagara systems are built upon the well known ViewCast Osprey Video streaming capture boards. These systems include a mix of Osprey analog and digital capture boards along with our remote encoder management software (Niagara SCX®) and streaming productivity software (SimulStream®) resulting in a powerful, reliable, and cost-effective streaming media platform.
•	Niagara Streaming Systems & Appliances
•	Complete systems designed for live video streaming:
•	Acquire, transform, and deliver video content to IP and mobile networks

•	Dedicated, embedded operating systems, optimized for video encoding
•	Features Niagara SCX® and SimulStream® technology:
•	Stream a single video source in multiple formats, bitrates and resolutions — simultaneously

•	Configure & control over the network through an easy-to-use Web interface

We believe our Niagara products offer unique advantages to application developers, integrators and OEMs including extensive Software Developments Kits (“SDKs”). These streaming appliances comply with the most popular industry video standards, and we provide expert support and development staff to enable custom development of required applications.
•	Niagara Encoding and Remote Management Software
•	Niagara SCX® — for multiple format encoding and remote management:
•	Encode into multiple formats from one Niagara system — enabling a multi-platform user experience

•	Provides cost-effective scalability

•	Robust SDK provides integration into partner and customer applications

•	Crop, scale, de-interlace, closed-captioning, watermarking
•	SimulStream®:
•	Video stream virtualization

•	Encode one video source into multiple formats — simultaneously
Digital Asset Management and Workflow Software. With the asset acquisition of Ancept in March 2009, ViewCast has expanded its software solutions into digital asset management and workflow software solutions. Ancept develops software solutions to manage and automate media, from production to scheduling, editing, processing and content distribution. Ancept Media Server leverages the power of IBM Filenet and IBM Content Manager to deliver scalable digital media management solutions that automate complex media workflows. These solutions enable Ancept’s customers to save operating costs while scaling their media management applications.
•	ViewCast Ancept Media Server Software
•	Full-featured Digital Asset Management solution supports the needs of large enterprises, while remaining flexible and affordable to serve the needs of small to medium businesses.

•	Includes comprehensive workflow, production, management and distribution capabilities for digital assets in multiple asset types (.doc, .pdf., .xls, still images, video, audio).

•
Customers include eBay, University of Michigan, Ogilvy & Mather, Sesame Workshop, UPS and others. Ideal for commercial media and entertainment production, large enterprises, and variety of other applications.

•	ViewCast Ancept Media Portal software
•	Digital Video Asset Management solution

•	Provides video management and distribution capabilities throughout an enterprise for employees, partners, customers, consumers.

•	Includes Live Event Manager, which allows scheduling, recording and delivery of live video webcasts from any encoder and video source on the network.

•	Live and VOD management and distribution.

•	Comprehensive workflow.

•	Ideal for small, medium and large size enterprises, broadcasters, narrowcasters.
Marketing and Sales
ViewCast serves a variety of markets including:
•	Broadcasters and Narrowcasters,

•	Federal, State, and Local Government,

•	Small, Medium, and Large Enterprises,

•	Mobile and Wireline Carriers,

•	Content Delivery Networks, and

•	Digital Signage Integrators.

ViewCast’s acquisition of the Ancept business brings market synergies and customer advantages by providing comprehensive, robust and proven digital media solutions built on leading-edge technologies. The acquisition is a strategic step towards expanding the scope and capabilities of ViewCast while broadening our market and bringing a comprehensive, integrated solution to our respective customer bases. As highlighted in the bullet points below, the combined company should benefit from a broadened customer base and product offerings to include integrated digital media management solutions for large and small customers across numerous disciplines.
•	ViewCast — best-in-class live encoding solutions:
•	Industry leading brands, proven solutions, Microsoft & Adobe partner, significant customers
•	Ancept — best-in-class media management solutions:
•	Strong industry brand, robust & proven solutions, IBM partner, significant customers
•	Ancept customers have access to a high-quality content ingest solution using Niagara encoders:
•	Integrated control via Web Services (SDK)
•	ViewCast customers have available a robust content management solution — Ancept Media Server:
•	Search/Archive

•	Scheduling

•	Transcoding

•	VOD & Live content management solution
Our solutions are globally marketed to media and entertainment, Internet, corporate, financial, educational, security, healthcare, governmental and network enterprises. We also market our products and services directly or via third-party distribution channels including, but not limited to, OEMs, VARs, distributors, and system integrators. These relationships are non-exclusive and typically require that these resellers participate in the marketing, installation and technical support of our products.
Our product revenue has been well diversified among various end-users who purchase from our direct and indirect channels. During 2008, two distributors generated more than 10% of our sales, Jeff Burgess and Associates, Inc. (12.3%) and Graphics Distribution, Inc. (14.7%) due to general increased sales volume and the movement of lower volume reseller sales to our distributors. In addition, one of our OEM customers, Cisco Systems, Inc. generated 14.9% of our 2008 sales. We plan to build upon our established customer base by leveraging our expanded distribution and sales force, and expanding our product market awareness and reach.
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

Installation, Service and Maintenance
Most of our Osprey video card products and Niagara system products are customer installable. For those customers who need assistance with Niagara products, we utilize our channels to install and provide service. Further, we maintain an in-house technical support group to assist our channels and customers as required which has been expanded in March 2009 with the addition of a professional services group from Ancept. The Ancept Media Server software solution is typically installed and customized with assistance from the ViewCast/Ancept professional services group or authorized third party.
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
Research and Development
We continue to focus our research and development activities on digital media communications applications, process management and new features for expanded market opportunities. We will continue to make investments in core video technology and processing techniques, focusing on how to best apply the latest advancements in the industry into commercially viable products. In some cases, strategic partnerships will be utilized to enhance our research and development and potentially reduce costs. During the 2007 and 2008 fiscal years we expended approximately $2.07 million and $2.94 million, respectively, in research and development activities, plus capitalized software development costs of $0.2 million each year. No significant portion of such expenses was borne directly by our customers.
New products or feature enhancements are scheduled for launch in 2009 in the Osprey, Niagara and Ancept product families that will provide new capabilities and features for video applications. We believe these products and services will be competitive and feature unique capabilities. We will maintain integration efforts with third party application software and hardware for our products and services.
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
We are not aware of any direct competitors that compete in all of our video communication product families and applications. However, among our direct competitors competing with one or more of our products or applications are:, Optibase Ltd., VBrick and Digital Rapids. Electronics manufacturers may be sales channels for our products but also actively compete for business in this market.
Patents, Copyrights, Trademarks and Proprietary Information
We hold a U.S. patent covering certain aspects of compressed video and have seven patents pending covering certain aspects of an audio encoding method, a confidence monitor and system, a front panel interface, and a media encoder system. Although we do not believe these patents or any other patent is essential to our business operations, we may apply for additional patents relating to other aspects of our products. We also rely on copyright laws to protect our software applications, which we consider proprietary.
We believe that product recognition is an important competitive factor and, accordingly, we promote the ViewCast®, Osprey®, Niagara®, SimulStream®, Niagara GoStream®, Niagara SCX® and Ancept names, among others, in connection with our marketing activities, and have applied for or received trademark or service mark registration for such names. Our use of these marks and our trade names may be subject to challenge by others, which, if successful, could have a material adverse effect on our operations.

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
Employees
As of March 13, 2009, we had eighty-eight (88) employees, three (3) of whom are in executive positions, nineteen (19) of whom are engaged in engineering, research and development, twenty-seven (27) of whom are engaged in marketing and sales activities, thirty (30) of whom are engaged in operations and nine (9) of whom are in finance and administration. None of our employees are represented by a labor union. We consider our employee relations to be satisfactory. Subsequent to March 13, 2009, we added thirteen (13) new employees as part of the Ancept acquisition, four (4) of whom are in engineering, one (1) of whom is engaged in marketing activities, two (2) of whom are providing support operations, and six (6) providing professional services.
Item 2. Properties
Our principal executive offices are located in approximately 18,676 square feet of leased space in Plano, Texas. We use this space for administration, marketing, research and development and some of our sales activities. The lease expires in April 2011 and provides for a base annual rent expense of $204,547. Our manufacturing and distribution operations are located in approximately 16,575 square feet of leased space in Carrollton, Texas. The lease expires in February 2012 and provides for a base annual rent expense of $71,257.
Ancept will continue to operate its engineering, support and services operations at its current location in Bloomington, MN and other sites with finance, administration, sales and marketing based at ViewCast headquarters in Plano, TX
We believe that our facilities are adequate for our current and reasonable foreseeable future needs and our current facilities can accommodate expansion, as required.

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

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Common Stock Price Range
As of March 13, 2009, there were 35,799,703 shares of our common stock were outstanding. The following table sets forth, for the periods indicated, the high and low sales prices for the common stock on the OTC-BB. Our common stock is traded on the OTC-BB under the symbol “VCST.OB”. These over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions. The trading market in our securities may at times be relatively illiquid due to low trading volume.

	Common Stock
Fiscal 2007	High	Low

1st Quarter (1)	$0.53	$0.38
2nd Quarter	$0.47	$0.36
3rd Quarter	$0.54	$0.37
4th Quarter	$0.54	$0.35

	Common Stock
Fiscal 2008	High	Low

1st Quarter	$0.42	$0.26
2nd Quarter	$0.44	$0.26
3rd Quarter	$0.45	$0.25
4th Quarter	$0.42	$0.27
We no longer have any outstanding Redeemable Common Stock Public Warrants. All of our outstanding Redeemable Common Stock Public Warrants expired in the first quarter of fiscal year 2007. On March 13, 2009, the last reported sales price for the common stock as reported on the OTC-BB was $0.34. As of March 13, 2009, there were approximately 287 holders of record of the common stock.
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
Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities
None.
Purchases of Equity Securities by the Issuer and the Affiliated Purchasers
None.
Item 6. Selected Financial Data
Not required.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation
The following information should be read in conjunction with our consolidated financial statements and related notes thereto included elsewhere in this Report. The following discussion may contain forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed below under “Special Note Regarding Forward-Looking Statements.”
Overview
ViewCast.com, Inc., doing business as ViewCast Corporation (“ViewCast”), develops industry-leading hardware and software for the transformation and delivery of professional-quality video over IP and mobile networks. ViewCast’s award-winning solutions simplify the complex workflows required for the Web-based streaming of news, sports, music, and other video content to computers and mobile devices, empowering broadcasters, businesses, and governments to reach and expand their audiences easily and effectively. ViewCast Niagara® streaming appliances, Osprey® video capture cards, and Niagara SCX® encoding and management software provide the highly reliable technology required to deliver the multiplatform experiences driving today’s digital media market. ViewCast markets and sells its products and professional services worldwide directly to end-users or through indirect channels including original equipment manufacturers (“OEMs”), value-added resellers (“VARs”), resellers, distributors and computer system integrators. ViewCast is focused on growth by leveraging the digital media market expansion and our product solutions to capitalize on sales opportunities. ViewCast believes that emphasis on revenue and market share growth will enable it to realize long-term profitability and stockholder value.
On March 13, 2009, ViewCast completed the purchase of certain assets from Ancept Media Server, LLC related to the development and licensing of software products that provide the management of the life cycle phases of digital media pursuant to the terms of the Asset Purchase Agreement dated March 5, 2009, as amended, by and between ViewCast and Ancept Media Server, LLC. The source of a significant portion of the cash paid to Ancept was obtained by ViewCast pursuant to the warrant exercise on March 5, 2009. H.T. Ardinger and the Ardinger Family Partnership, Ltd exercised its warrant to purchase 2,500,000 shares of ViewCast’s unregistered common stock at an amended exercise price of $0.376 per share and ViewCast received proceeds of $940,000. ViewCast’s wholly owned subsidiary, ViewCast Online Solutions, Inc., was renamed Ancept Corporation and will operate the Ancept business. Ancept was originally founded in 1997 and is an early pioneer of digital asset management (“DAM”) solutions. Over the last eight years, the lead software product, Ancept® Media Server, has been established as a DAM solution capable of supporting the needs of large enterprises, while remaining flexible and affordable to serve the needs of small to medium businesses. Fortune 1000 companies, educators, small businesses and public sector organizations have chosen Ancept to help meet their media production, management and distribution needs. The combined company will have an expanded global business presence and offer a complete set of solutions for the transformation, management and delivery of live and on-demand video content to broadband and mobile networks.
ViewCast utilizes significant capital to design, develop and commercialize its products and intends to fund its 2009 operating activities and sales growth by utilizing existing cash, cash provided from operations and working capital lines of credit to the extent possible. ViewCast believes that these items will provide sufficient cash to fund operations for the next 12 months, however, ViewCast may require additional working capital during the next year to support operations and the expansion of sales channels and market distribution, to develop and introduce new products and services, to enhance existing product offerings, to address unanticipated competitive threats or technical problems, to transition adverse economic conditions and for potential acquisition transactions. There can be no assurance that additional financing will be available to ViewCast on acceptable terms, or at all. Additional equity financing may involve substantial dilution to our then existing stockholders. In the event the Company is unable to raise additional capital or execute other alternatives, it may be required to sell segments of the business, or substantially reduce or curtail our activities. Such actions could result in charges that could be material to ViewCast’s results of operations or financial position.

Financial Highlights of 2008
Total revenues for the fiscal year ended December 31, 2008 were $17,362,212, an 8.6% increase from revenues of $15,993,541 reported 2007. Gross margin for 2008 increased 24.2% to $11,927,923, or 68.7% of sales, from $9,605,350, or 60.1% of sales, in fiscal year ended December 31, 2007. Total operating expenses of $11,234,726 for the fiscal year of 2008 were up 29.2% when compared to the $8,696,598 for the fiscal year of 2007. Net income of $531,105 for the fiscal year of 2008 was down $312,137 when compared to the $843,242 for the fiscal year of 2007.
The $312,137 difference in net income was due to increases in sales, marketing, support and development operating expenses of $2,538,128, partially offset by the $2,322,573 increase in gross margin, which resulted from a year over year improvement of 8.6 % in gross margin and an increase of sales of $1,368,671. In addition, results were further affected by a $102,382 increase in other expense, due to other income of $224,440 in 2007 which did not reoccur in 2008 offset by a $122,469 reduction in interest expense. The resulting income tax expense decreased accordingly by $5,800.
Critical Accounting Policies
Management’s discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. We review the accounting policies we use in reporting our financial results on a regular basis. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an on-going basis we evaluate our estimates, including those related to accounts receivable, inventories, warranty obligations, income taxes, restructuring and contingencies and litigation. Our estimates are based on historical experience and other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. In addition to the items listed above which are affected by estimates, we believe that the following are critical accounting policies used in the preparation of our consolidated financial statements:
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

Results of Operations
Year Ended December 31, 2008 compared to Year Ended December 31, 2007.
Net Sales. During the year ended December 31, 2008, net sales increased $1,368,671 to $17,362,212 from $15,993,541 in 2007, representing an 8.6% increase over 2007. The increase was mainly due to an increase in capture card revenue partially offset by a decrease in system revenue reflecting the declining economy and the rescheduling of orders into 2009. Net sales improved for the year by 13.4% in North America and 8.1% in Europe, Middle East and Africa (“EMEA”), partially offset by a 7.9% decline in Pacific Rim/South America. As the global economy has entered into a recession, our Osprey and Niagara sales levels during 2009 may be affected negatively but may be mitigated by the increased sales personnel in the North America and EMEA regions and a new affordable appliance, the Niagara 2100, introduced early in the first quarter of 2009.
Osprey Product Sales. During the year ended December 31, 2008, Osprey sales increased $1,572,864 to $10,998,626 from $9,425,762 in 2007, representing a 16.7% increase over 2007 and 63.3% of total 2008 net sales, compared to 58.9% in 2007. The 2008 North American sales of Osprey products improved 43.0% over 2007, partially offset by a 5.4% decline in EMEA and a 2.3% decline in Pacific Rim/South America. The increase in Osprey sales during 2008 was mainly due to increased sales of Osprey 440 and 450e products. Due to the global economic recession, sales of these products in 2009 may be negatively affected.
ViewCast Niagara® Streaming/Encoding Systems. During the year ended December 31, 2008, combined systems sales decreased $390,312 to $6,089,202 from $6,479,514 in 2007, representing a 6.0% decrease from 2007 and 35.1% of total 2008 net sales, compared to 40.5% in 2007. Sales of the Niagara systems increased by 44.8% in EMEA over 2007, offset primarily by a 10.8% decline in North America. During 2008, the appliance type Niagara products, such as Niagara Pro, showed double digit growth compared to 2007 offset by a decline in our non-appliance system sales, including revenue loss from models discontinued for 2008. Due to the global economic recession, sales of these products in 2009 may be negatively affected. In addition, over $270,000 in orders received during the fourth quarter of 2008 from our largest OEM customer for delivery in 2008 were rescheduled and shipped in the first quarter of 2009.
Other Revenues. During the year ended December 31, 2008, other revenues consisting of software maintenance, training, engineering consulting fees and professional services increased $186,119 to $274,384 from $88,265 in during 2007, representing an 210.9% increase over 2007 and 1.6% of total 2008 net sales compared to 0.6% in 2007.
Cost of Sales/Gross Profit. During the year ended December 31, 2008, cost of sales decreased $953,902 to $5,434,289 from $6,388,191 in 2007, representing a 14.9% decrease from 2007 despite an 8.6% increase in sales. Gross profit margin increased $2,322,573 to $11,927,923 from $9,605,350 in 2007, representing a 24.2% increase over 2007 and 68.7% of total 2008 net sales, compared to 60.1% in 2007. The increase in gross profit was primarily due to increased net sales, price adjustments for selected products and improvements in supply chain procurement in 2007 that continue to benefit cost of sales in 2008.
We expect future gross profit margins for the video products to remain comparable to historical margins in the 55%-68% range. Margins will be affected quarter to quarter by promotional activities, price adjustments, cost of materials, inventory obsolescence, new products and the sales mix between capture cards, systems and services in any one reporting period.
Selling, General and Administrative Expense. During 2008, selling, general and administrative expenses increased $1,566,244 to $7,819,216 from $6,252,972 in 2007, representing a 25.0% increase over 2007 and 45.0% of total 2008 net sales, compared to 39.1% in 2007. The increase reflects an overall increase in sales, marketing and customer support expenses.

Research and Development Expense. During 2008, research and development expense increased $861,934 to $2,936,054 from $2,074,120 in 2007, representing a 41.6% increase over 2007 and 16.9% of total 2008 net sales, compared to 13.0% in 2007. The increase reflects additional personnel plus higher new product prototype and related development expenses compared to 2007. Research and development expenses fluctuate depending on the number of product introductions planned and as new product prototypes, testing and certifications are completed.
Depreciation and Amortization Expense. During 2008, depreciation and amortization expense increased by $109,950 to $479,456 from $369,506 in 2007, representing an increase of 29.8% over 2007.
Other Income and Expense. During 2008, total other expense increased by $102,382 to $150,692 from $48,310 in 2007 mainly due to other income of $250,000 in 2007 for settlement of a business interruption insurance claim that did not recur in 2008, partially offset by a decrease in interest expense of $122,469 to $183,497 from $305,966 in 2007, representing a 40.0% decrease from 2007. This decrease in interest expense is primarily from our debt under the credit facility we have in place with Ardinger Family Partnership, Ltd., an entity controlled by one of our principal stockholders, Mr. H.T. Ardinger, and it is mainly due to the decrease of the interest rates versus 2007. Interest income decreased slightly to $32,805 from $33,216 in 2007.
Net Income. During the year ended December 31, 2008, net income decreased $312,137 to $531,105 from $843,242 in 2007, representing a 37.0% decrease from 2007 and 3.1% of total 2008 net sales, compared to 5.3% in 2007. The decrease in net income was mainly due to increased operating expenses relating to sales, marketing, customer support and research and development which were mostly recovered by the increased sales and the related gross margin. In addition, other income of $250,000 in 2007 for settlement of a business interruption insurance claim did not recur in 2008. After adjusting 2008 net income for preferred dividends of $820,029, the net loss per share to the common stockholders for the year ended December 31, 2008 was ($0.01) per share, compared to net income of less than a cent or $0.00 per share, for the year ended December 31, 2007.
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
Net cash provided by operating activities for the year ended December 31, 2008 totaled $1,033,974, an increase from the $392,192 in 2007. The net cash provided in operating activities for the year ended December 31, 2008 was due to the net income of $531,105 and non-cash operating expenses of $678,859 offset by changes in operating assets and liabilities of $175,990. The cash used in operating assets and liabilities was principally from increases in accounts receivable, inventories, and prepaid expenses, partially offset by cash provided from increases in accounts payable, and accrued expenses.
Net cash used for investing activities during the year ended December 31, 2008 totaled $581,632. Net cash used for investing activities included purchases of $353,310 for computer, demo and test equipment, and other assets to support operations. Cash used for capitalized software development cost during 2008 totaled $228,322.
During the year ended December 31, 2008, ViewCast’s financing activities used cash of $8,075, which resulted from repayment of long-term debt of $29,194, offset by cash provided from exercise of employee stock option of $3,883 and from the employee stock purchase plan of $17,236.
Since October 1998, ViewCast has maintained a credit facility with an entity controlled by one of its principal stockholders, Mr. H.T. Ardinger. On October 31, 2008, ViewCast.com, Inc., Osprey Technologies, Inc. and VideoWare, Inc. (jointly and severally, “the Borrower”) amended the terms and conditions of the loan and security agreement with the Ardinger Family Partnership, Ltd. Under the amended terms the $1,250,000 of the primary principal and $3,891,361 of the secondary principal mature December 31, 2012, subject to certain earlier payment conditions. The interest on the primary principal amount will accrue and be paid monthly based on an interest rate per annum which is the greater of 5.0% or the effective prime rate plus 0.75%. (4.00% as of December 31, 2008) Before the October 2008 amendment date, interest was accrued and paid monthly based on the lower of the effective prime rate plus 1.0% (8.25% as of December 31, 2007) or 9.5% fixed rate. Interest on the secondary principal shall accrue based on the effective Applicable Federal Rate, as defined in the agreement, (3.88% and 2.85% as of December 31, 2007 and 2008, respectively). The amended terms also call for interest to be paid monthly; and previously accrued interest will be paid in approximately equal monthly payments from October 31, 2008, through June 30, 2009. ViewCast has recorded $169,846 of accrued interest related to this note at December 31, 2008. Beginning of July 31, 2009, minimum monthly principal payments of $21,422 will be made, in additional to the monthly interest payments. Any amounts remaining on December 31, 2012, will become due on that date. The amended note agreement is secured by all the assets of the Borrower.

On June 29, 2007, ViewCast entered into a Purchase and Sale Agreement/Security Agreement with Amegy Bank National Association, a national banking association. This agreement provides ViewCast with an accounts receivable loan facility to provide a source of working capital with advances generally limited to 80% of submitted accounts receivable. As of December 31, 2008 ViewCast had no borrowings under this facility.
On or before the effective expiration date during February 2007, ViewCast received $936,433 in proceeds from the exercise of 3,534,610 of its outstanding private and public equivalent common stock purchase warrants resulting in the issuance of the same amount of common stock. The remaining 265,070 public warrants and 33,332 Private Warrants expired in the first quarter. In April of 2007, an additional 650,970 outstanding Private Warrants expired. At December 31, 2008, ViewCast had outstanding 2,500,000 non-redeemable Private Warrants with exercise prices of $0.48 per share and with expiration dates in December 2013. On March 5, 2009, H.T. Ardinger and the Ardinger Family Partnership, Ltd exercised the outstanding warrant to purchase 2,500,000 shares of ViewCast’s unregistered common stock at an amended exercise price of $0.376 per share and ViewCast received proceeds of $940,000. This cash raised was used to fund the acquisition of Ancept.
There were no preferred stock dividends declared or paid during 2008. The Series B and Series C preferred stock issues carry cumulative dividends of 8% and 9% per year, respectively, and are generally payable semi-annually in arrears in cash or in ViewCast common stock, at ViewCast’s option. Cumulative dividends in arrears on preferred shares are approximately: Series B-$4,480,000, Series C-$1,257,500. Holders of Series B and Series C preferred stock have no voting rights except as required by law.
At December 31, 2008, ViewCast had working capital of $4,830,573 and cash and cash equivalents of $1,579,683. ViewCast utilizes significant capital to design, develop and commercialize its products and intends to fund its operating activities and sales growth during the next twelve months by utilizing existing cash, cash contributed from operations and its available working capital lines of credit to the extent possible. ViewCast anticipates it may require additional working capital during 2009 to support the expansion of sales channels and market distribution, to develop and introduce new products and services, to enhance existing product offerings, to address unanticipated competitive threats or technical problems, to transition adverse economic conditions, to service its debt and for potential acquisition transactions.
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
At December 31, 2008, ViewCast had no material commitments for capital expenditures.

Operating Leases
The following table summarizes ViewCast’s operating leases with definitive payment terms that will require cash outlays in the future. These future cash payment amounts are as of December 31, 2008:

Contractual Obligations	(In thousands)
and Commitments:	2009	2010	2011	2012	2013	Thereafter	Total
Operating leases	$346	$295	$153	$16	$1	$—	$811

	$346	$295	$153	$16	$1	$—	$811

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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Not required.

Item 8. Financial Statements
ViewCast.com, Inc. and Subsidiaries
Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm
The Board of Directors
ViewCast.com, Inc.
We have audited the accompanying consolidated balance sheets of ViewCast.com, Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above, present fairly, in all material respects, the consolidated financial position of ViewCast.com, Inc. and subsidiaries as of December 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
/s/ KBA GROUP LLP
Dallas, Texas
March 31, 2009

VIEWCAST.COM, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2007	2008
ASSETS
Current assets:
Cash and cash equivalents	$1,135,416	$1,579,683
Accounts receivable, less allowance for doubtful accounts of $30,390 and $82,317 at December 31, 2007 and 2008, respectively	2,261,133	2,654,217
Inventories, net	2,367,200	2,824,236
Prepaid expenses	243,614	352,089

Total current assets	6,007,363	7,410,225

Property and equipment, net	721,413	772,290
Intangible assets, net	323,367	423,028
Deposits	45,566	48,177

Total assets	$7,097,709	$8,653,720

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$456,641	$1,106,892
Accrued expenses	927,857	1,143,882
Stockholder accrued interest	—	169,846
Current maturities of long-term debt and stockholder notes payable	21,345	159,032

Total current liabilities	1,405,843	2,579,652

Long-term debt, less current maturities	28,157	38,172
Stockholder notes payable, less current maturities	5,141,361	5,012,827
Stockholder accrued interest	192,994	—

Total liabilities	6,768,355	7,630,651

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.0001 par value, authorized 5,000,000 shares:
Series B convertible — issued and outstanding shares — 800,000 — liquidation value of $15 and $16 per share as of December 31, 2007 and 2008 respectively	80	80
Series C convertible — issued and outstanding shares — 200,000 — liquidation value of $31 per share as of December 31, 2007 and 2008	20	20
Series E convertible — issued and outstanding shares — 80,000 — liquidation value of $102 and $104 per share as of December 31, 2007 and 2008 respectively	8	8
Common stock, $.0001 par value, authorized 100,000,000 shares:
Issued shares — 32,341,753 and 32,419,886 at December 31, 2007 and 2008, respectively	3,234	3,242
Additional paid-in capital	69,990,960	70,153,562
Accumulated deficit	(69,653,042)	(69,121,937)
Treasury stock, 261,497 shares at cost	(11,906)	(11,906)

Total stockholders’ equity	329,354	1,023,069

Total liabilities and stockholders’ equity	$7,097,709	$8,653,720

The accompanying notes are an integral part of these consolidated statements.

VIEWCAST.COM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2007	2008

Net sales	$15,993,541	$17,362,212

Cost of sales	6,388,191	5,434,289

Gross profit	9,605,350	11,927,923

Operating expenses:
Selling, general and administrative	6,252,972	7,819,216
Research and development	2,074,120	2,936,054
Depreciation and amortization	369,506	479,456

Total operating expenses	8,696,598	11,234,726

Operating income	908,752	693,197

Other income (expense):
Interest expense (including $295,463 and $172,526 of expense to related parties)	(305,966)	(183,497)
Interest income	33,216	32,805
Loss on disposal of fixed assets	(25,560)	—
Other	250,000	—

Total other expense	(48,310)	(150,692)

Income tax expense	(17,200)	(11,400)

NET INCOME	$843,242	$531,105

Preferred stock dividends	(819,243)	(820,029)

Net income (loss) applicable to common stockholders	$23,999	$(288,924)

Net income (loss) per share
Basic	$0.00	$(0.01)

Diluted	$0.00	$(0.01)

Weighted average number of common shares outstanding
Basic	31,714,363	32,110,458

Diluted	47,726,772	32,110,458

The accompanying notes are an integral part of these consolidated statements.

VIEWCAST.COM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2008

	Series B		Series C		Series E
	Convertible		Convertible		Convertible				Additional			Total
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated	Treasury	Stockholders’
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Shares	Par Value	Capital	Deficit	Stock	Equity (Deficit)

Balances, December 31, 2006	800,000	$80	200,000	$20	80,000	$8	28,752,143	$2,875	$68,986,065	$(70,496,284)	$(11,906)	$(1,519,142)

Stock based compensation expense	—	—	—	—	—	—	—	—	51,875	—	—	51,875

Exercise of stock options	—	—	—	—	—	—	55,000	6	16,940	—	—	16,946

Exercise of stock warrants	—	—	—	—	—	—	3,534,610	353	936,080	—	—	936,433

Net income	—	—	—	—	—	—	—	—	—	843,242	—	843,242

Balances, December 31, 2007	800,000	$80	200,000	$20	80,000	$8	32,341,753	$3,234	$69,990,960	$(69,653,042)	$(11,906)	$329,354

Stock based compensation expense	—	—	—	—	—	—	—	—	138,491	—	—	138,491

Employee stock purchase plan issuance	—	—	—	—	—	—	50,397	5	17,231	—	—	17,236

Exercise of stock options	—	—	—	—	—	—	19,165	2	3,881	—	—	3,883

Employee stock issuance for services	—	—	—	—	—	—	8,571	1	2,999	—	—	3,000

Net income	—	—	—	—	—	—	—	—	—	531,105	—	531,105

Balances, December 31, 2008	800,000	$80	200,000	$20	80,000	$8	32,419,886	$3,242	$70,153,562	$(69,121,937)	$(11,906)	$1,023,069

The accompanying notes are an integral part of these consolidated statements.

VIEWCAST.COM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2007	2008
Operating activities:
Net income	$843,242	$531,105
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Bad debt expense	(366)	57,912
Depreciation of property and equipment	305,775	350,795
Amortization of intangible assets	63,731	128,661
Stock based compensation expense	51,875	138,491
Common stock issued to employee for services	—	3,000
Loss on disposition of property and equipment	25,560	—
Changes in operating assets and liabilities :
Accounts receivable	(176,044)	(450,996)
Inventories	(203,471)	(457,036)
Prepaid expenses	(95,575)	(108,475)
Deposits	13,541	(2,611)
Accounts payable	(525,831)	650,251
Accrued expenses	(92,678)	216,025
Stockholder accrued interest	182,433	(23,148)

Net cash provided by operating activities	392,192	1,033,974

Investing activities:
Capitalized software development costs	(209,361)	(228,322)
Purchase of property and equipment	(554,797)	(353,310)

Net cash used in investing activities	(764,158)	(581,632)

Financing activities:
Proceeds from sale of common stock	—	17,236
Proceeds from exercise of employee stock options	16,946	3,883
Net proceeds from exercise of warrants	936,433	—
Repayments of long-term debt	(13,506)	(29,194)

Net cash provided by (used in) financing activities	939,873	(8,075)

Net increase in cash and cash equivalents	567,907	444,267

Cash and cash equivalents, beginning of period	567,509	1,135,416

Cash and cash equivalents, end of period	$1,135,416	$1,579,683

Supplemental cash flow information:
Cash paid for interest	$117,855	$206,645
Cash paid for income taxes	$4,895	$34,115

Non-cash items:
Acquisition of property and equipment under capital leases	$59,710	$48,362
Property and equipment reclassed to inventory	$8,517	$—
The accompanying notes are an integral part of these consolidated statements.

ViewCast.com, Inc.
Notes to the Consolidated Financial Statements
1. The Company and Description of Business
The accompanying consolidated financial statements include the accounts of ViewCast.com, Inc. dba ViewCast Corporation and its wholly-owned subsidiaries, VideoWare, Inc., Osprey Technologies, Inc., ViewCast Online Solutions, Inc., and Viewcast Technology Services Corporation (collectively, ViewCast or the Company). The Company develops industry-leading hardware and software for the transformation and delivery of professional-quality video over IP and mobile networks. ViewCast’s award-winning solutions simplify the complex workflows required for the Web-based streaming of news, sports, music, and other video content to computers and mobile devices, empowering broadcasters, businesses, and governments to reach and expand their audiences easily and effectively. ViewCast Niagara® streaming appliances, Osprey® video capture cards, and Niagara SCX® encoding and management software provide the highly reliable technology required to deliver the multiplatform experiences driving today’s digital media market. ViewCast markets and sells its products and professional services worldwide directly to end-users or through indirect channels including original equipment manufacturers (“OEMs”), value-added resellers (“VARs”), resellers, distributors and computer system integrators. ViewCast believes that emphasis on revenue and market share growth will enable it to realize long-term profitability and stockholder value.
On March 13, 2009, the Company completed the purchase of certain assets from Ancept Media Server, LLC (“Seller”) related to the development and licensing of software products that provide the management of the life cycle phases of digital media (the “Ancept Assets”) pursuant to the terms of the Asset Purchase Agreement dated March 5, 2009, as amended, by and between the Company and Seller (the “Purchase Agreement”). The source of a significant portion of the cash paid to Seller was obtained by the Company pursuant to the warrant exercise on March 5, 2009. H.T. Ardinger and the Ardinger Family Partnership, Ltd exercised its warrant to purchase 2,500,000 shares of the Company’s unregistered common stock at an amended exercise price of $0.376 per share and the Company received proceeds of $940,000. (See Note 13). ViewCast’s wholly owned subsidiary, ViewCast Online Solutions, Inc., was renamed Ancept Corporation (“Ancept”) and will operate the Ancept business. Ancept was originally founded in 1997 and is an early pioneer of digital asset management (“DAM”) solutions. Over the last eight years, the lead software product, Ancept® Media Server, has been established as a DAM solution capable of supporting the needs of large enterprises, while remaining flexible and affordable to serve the needs of small to medium businesses. Fortune 1000 companies, educators, small businesses and public sector organizations have chosen Ancept to help meet their media production, management and distribution needs. The Company will have an expanded global business presence and offer a complete set of solutions for the transformation, management and delivery of live and on-demand video content to broadband and mobile networks.
The Company utilizes significant capital to design, develop and commercialize its products and intends to fund its 2009 operating activities and sales growth by utilizing existing cash, cash provided from operations and working capital lines of credit to the extent possible. The Company believes that these items will provide sufficient cash to fund operations for the next 12 months, however, the Company may require additional working capital during 2009 to support operations and the expansion of sales channels and market distribution, to develop and introduce new products and services, to enhance existing product offerings, to address unanticipated competitive threats or technical problems, to transition adverse economic conditions and for potential acquisition transactions. There can be no assurance that additional financing will be available to the Company on acceptable terms, or at all. Additional equity financing may involve substantial dilution to our then existing stockholders. In the event the Company is unable to raise additional capital or execute other alternatives, it may be required to sell segments of the business, or substantially reduce or curtail our activities. Such actions could result in charges that could be material to ViewCast’s results of operations or financial position.

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
Changes in the Company’s allowance for doubtful accounts for the years ended December 31, 2007 and 2008 are as follows:

	Year ended December 31,
	2007	2008

Beginning balance	$30,756	$30,390
Bad debt expense	(366)	57,912
Uncollectible accounts written off	—	(5,985)

Ending balance	$30,390	$82,317

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
Property and Equipment
Property and equipment is recorded at cost, less accumulated depreciation. Depreciation is determined using the straight-line method over the estimated useful lives, generally two to seven years, of the related assets. Leasehold improvements are amortized over the shorter of the useful life or the remaining term of the related leases. Expenditures for repairs and maintenance are charged to operations as incurred; renewals and betterments are capitalized. Gains and losses on the disposition of property and equipment are recorded in the period incurred.
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

ViewCast.com, Inc.
Notes to the Consolidated Financial Statements — Continued
Intangible assets consist of the following:

		December 31, 2007		December 31, 2008
	Average life	Gross carrying	Accumulated	Gross carrying	Accumulated
	(years)	amount	amortization	amount	amortization
Capitalized Software Costs	3	$1,163,455	$926,514	$1,385,215	$1,049,412
Patents	17	96,032	9,606	102,594	15,369

		$1,259,487	$936,120	$1,487,809	$1,064,781

The estimated aggregate amortization expenses for the succeeding years are as follows:

	2009	2010	2011	Thereafter	Total
Capitalized Software Costs	$161,510	$119,331	$54,962	$—	$335,803
Patents	6,035	6,035	6,035	69,119	87,225

	$167,545	$125,366	$60,997	$69,119	$423,028

Impairment of Long-Lived Assets
Assets that are held and used are analyzed for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. Impairment is recognized when the estimated undiscounted cash flow generated by those assets is less than the carrying amounts of such assets. The amount of impairment is the excess of the carrying amount over the fair value of such assets. Assets held for sale are carried at the lower of carrying amount or fair value less selling costs. No impairment charges were recognized for 2007 and 2008.
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
Product sales are recognized upon shipment, provided title and risk of loss has passed to the customer, there is evidence of an arrangement, fees are fixed or determinable, and collectibility is reasonably assured. Transactions that do not meet all these requirements are deferred until the point at which these requirements are satisfied. Maintenance and support revenues are recognized monthly over the contract term.

ViewCast.com, Inc.
Notes to the Consolidated Financial Statements — Continued
Net Earning Per Share
Basic earnings per share (“EPS”) is calculated by dividing net income or loss applicable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is calculated by using the weighted-average number of common shares outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the dilutive potential shares of common stock had been issued. Dilutive potential shares of common stock include convertible preferred stock, options and warrants which are exercisable based on the average market price during the year. For 2008, the computation of diluted loss per share excludes the portion of convertible preferred stock, options and warrants as they are anti-dilutive. The following table sets forth the computation of basic and diluted earnings per share:
ViewCast.com, Inc.
Schedule of Earnings per Share

	Year ended December 31,
	2007	2008

Net income (loss) applicable to common stockholders — numerator for basic and diluted earnings per share	$23,999	$(288,924)

Weighted — average common shares outstanding — denominator for basic earnings per share	31,714,363	32,110,458

Dilutive potential common shares:
Stock options	197,503	—
Warrants	128,632	—
Convertible preferred stock — Series E	15,686,274	—

Weighted — average common shares and dilutive potential common shares outstanding — denominator for dilluted earning per share	47,726,772	32,110,458

Net income (loss) per share:
Basic	$0.00	$(0.01)

Diluted	$0.00	$(0.01)

The following table sets forth the anti-dilutive securities excluded from diluted earnings per share:

	Year ended December 31,
	2007	2008
Stock options	1,904,600	3,776,368
Warrants	2,500,000	2,500,000
Convertible preferred stock — Series B	2,206,896	2,206,896
Convertible preferred stock — Series C	3,333,333	3,333,333
Convertible preferred stock — Series E	—	15,215,686

	9,944,829	27,032,283

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

ViewCast.com, Inc.
Notes to the Consolidated Financial Statements — Continued
The following table below shows the roll forward of the warranty reserve for the years ended December 31, 2007 and 2008:

	Year ended December 31,
	2007	2008

Beginning balance	$117,636	$133,940
Charged to expense	162,256	137,126
Usage	(145,952)	(71,620)

Ending balance	$133,940	$199,446

Risk and Uncertainties
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

	Customer Exceeding 10%		Customer Exceeding 10% of Year-End
	of Net Sales		Accounts Receivable Balance
	Number of	Combined	Number of	Combined
Year	Customers	Percent	Customers	Percent
2007	3	41%	3	47%
2008	3	42%	1	31%
The Company believes it has no significant credit risk in excess of provided reserves.
The Company is substantially dependent on its third-party suppliers and manufacturers to supply its components and electronic parts, including standard and custom-designed components.
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant estimates used in preparing these financial statements are related primarily to accounts receivable allowances, inventory valuation, warranty reserves, deferred tax asset valuation allowances and stock options. Management believes the estimates used in preparing the financial statements are reasonable; however, actual results could differ from those estimates.
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

ViewCast.com, Inc.
Notes to the Consolidated Financial Statements — Continued
Advertising Costs
Advertising costs are expensed as incurred. Advertising expense for the years ended December 31, 2007 and 2008 was $475,279 and $752,010, respectively.
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
Stock-Based Compensation
The Company accounts for stock-based compensation in accordance with Statement of Financial Accounting Standard No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”), which requires the measurement and recognition of all share-based payment awards made to employees and directors including stock options and employee stock purchases related to the Employee Stock Purchase Plan (“ESPP”) based on estimated fair values. SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service period in the Company’s Statement of operations.
Stock-based compensation expense recognized in the Company’s statement of operations for fiscal year 2007 and 2008 is based on awards ultimately expected to vest and has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.
The Company used the Black-Scholes option-pricing model (“Black-Scholes”) as its method of valuation under SFAS 123(R) in fiscal year 2007 and 2008 and a single option award approach. This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. The fair value of share-based payment awards on the date of grant as determined by the Black-Scholes model is affected by our stock price as well as other assumptions. These assumptions include, but are not limited to the expected stock price volatility over the term of the awards and the actual and projected employee stock option exercise behaviors. The weighted-average estimated value of employee stock options granted during the year ended December 31, 2007 and 2008 was estimated using the Black-Scholes model with the following weighted-average assumptions:

	Year ended December 31,
	2007	2008

Expected volatility	105%	126%
Risk-free interest rate	4.50%	3.17%
Expected dividends	0.0%	0.0%
Expected term in years	3.91	4.60

ViewCast.com, Inc.
Notes to the Consolidated Financial Statements — Continued
Recent Accounting Pronouncement
In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141(R)”). SFAS 141(R) applies to all transactions or other events in which an entity obtains control of one or more businesses. SFAS 141(R) requires the acquiring entity in a business combination to recognize the acquisition date fair value of all assets acquired and liabilities assumed including contingent consideration and those related to minority interests. SFAS 141(R) also requires acquisition related transaction expenses and restructuring costs to be expensed as incurred rather than capitalized as a component of a business combination. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. The provisions of SFAS 141(R) will impact the Company when it is a party to a business combination after the pronouncement is adopted.
3. Inventories
Inventories consist of the following:

	December 31,	December 31,
	2007	2008

Purchased materials	$1,351,377	$1,607,255
Finished goods	1,015,823	1,216,981

	$2,367,200	$2,824,236

4. Property and Equipment
Property and equipment, consists of the following:

	Estimated
	Useful Life	December 31,
	(Years)	2007	2008

Service equipment	3	$242,362	$242,362
Computer equipment	2 to 7	309,112	420,398
Software	3 to 5	182,110	184,038
Leasehold improvements	1 to 5	130,409	172,697
Office furniture and equipment	5 to 7	890,300	1,136,470

		1,754,293	2,155,965

Less accumulated depreciation and amortization		(1,032,880)	(1,383,675)

		$721,413	$772,290

ViewCast.com, Inc.
Notes to the Consolidated Financial Statements — Continued
5. Accrued Expenses
Accrued expenses consist of the following:

	December 31,
	2007	2008

Accrued compensation	$174,030	$302,310
Accrued warranty	133,940	199,446
Accrued inventory purchases	55,713	39,595
Customer deposits	22,435	122,321
Deferred rent	100,555	73,484
Deferred revenue	174,084	156,611
Accrued taxes and other	267,100	250,115

	$927,857	$1,143,882

6. Long-term Debt
Stockholder Term Notes
Since October 1998, the Company has maintained a credit facility with an entity controlled by one of its principal stockholders, Mr. H.T. Ardinger. On October 31, 2008, ViewCast.com, Inc., Osprey Technologies, Inc. and VideoWare, Inc. (jointly and severally, “the Borrower”) amended the terms and conditions of the loan and security agreement with the Ardinger Family Partnership, Ltd. Under the amended terms the $1,250,000 of the primary principal and $3,891,361 of the secondary principal mature December 31, 2012, subject to certain earlier payment conditions. The interest on the primary principal amount will accrue and be paid monthly based on an interest rate per annum which is the greater of 5.0% or the effective prime rate plus 0.75% (4.00% as of December 31, 2008). Before the October 2008 amendment date, interest was accrued and paid monthly based on the lower of the effective prime rate plus 1.0% (8.25% as of December 31, 2007) or 9.5% fixed rate. Interest on the secondary principal shall accrue based on the effective Applicable Federal Rate, as defined in the agreement, (3.88% and 2.85% as of December 31, 2007 and 2008, respectively). The amended terms call for interest to be paid monthly; and previously accrued interest ($169,846 at December 31, 2008) to be paid in approximately equal monthly payments from October 31, 2008, through June 30, 2009. Beginning of July 31, 2009, minimum monthly principal payments of $21,422 will be made, in additional to the monthly interest payments. Any amounts remaining on December 31, 2012, will become due on that date. The amended note agreement is secured by all the assets of the Borrower.

ViewCast.com, Inc.
Notes to the Consolidated Financial Statements — Continued
Long-term debt consists of the following:

	December 31, 2007	December 31, 2008

Aggregate of the Outstanding Principal (“Primary Principal Amount”) as amended, with interest only due monthly at a rate per annum equal to the greater of 5% or prime plus 0.75% (4.0% at December 31, 2008). Before the October 2008 amendment date, the interest rate was based on the lower of the effective prime rate plus 1.0% (8.25% as of December 31, 2007) or 9.5% fixed rate. Principal due December 31, 2012	$1,250,000	$1,250,000

Accrued and Outstanding Interest (“Secondary Principal Amount”), with monthly principal payments of $21,422 plus interest at a rate per annum equal to the lesser of Applicable Federal Rate (3.88% and 2.85% at December 31, 2007 and 2008 respectively) or 9.5% fixed rate, matures December 31, 2012	3,891,361	3,891,361

Other debt	49,502	68,670

Total long-term debt	5,190,863	5,210,031

Less current maturities	(21,345)	(159,032)

Total long-term debt less current maturities	$5,169,518	$5,050,999

The following are the scheduled maturities of long-term debt and stockholder accrued interest at December 31, 2008:

		Stockholder
Year ended December 31	Long-term Debt	Accrued Interest
2009	$159,032	$169,846
2010	273,795	—
2011	266,256	—
2012	4,508,911	—
2013	2,037	—

	$5,210,031	$169,846

7. Income Taxes
The Company records a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. In the opinion of management, realization of the Company’s net operating loss carryforward is not reasonably assured, and a valuation allowance of $26,451,000 and $26,242,000 has been provided against deferred tax assets in excess of deferred tax liabilities in the accompanying consolidated financial statements at December 31, 2007 and 2008, respectively.

ViewCast.com, Inc.
Notes to the Consolidated Financial Statements — Continued
The components of the Company’s net deferred taxes are as follows:

	Year ended December 31,
	2007	2008
Deferred tax assets (liability):
Net operating loss carryforwards	$25,934,000	$25,712,000
Deferred revenue	64,000	51,000
Accrued liabilities	144,000	365,000
Property and equipment	74,000	(24,000)
Software development costs	235,000	138,000

Total deferred tax assets	26,451,000	26,242,000

Net deferred tax assets	26,451,000	26,242,000
Less: valuation allowance	(26,451,000)	(26,242,000)

Net deferred taxes	$—	$—

The reconciliation between the income tax expense calculated by applying statutory rates to net income and the income tax expense reported in the accompanying consolidated financial statements is as follows:

	Year ended December 31,
	2007	2008

U.S. federal statutory rate applied to pretax income	$293,000	$184,000
Change in valuation allowance	(340,000)	(209,000)
Other	64,000	36,000

	$17,000	$11,000

At December 31, 2008 the Company has federal income tax net operating loss carryforwards of approximately $69,000,000, which expire at various dates beginning in 2009. The Company is subject to limitations existing under Internal Revenue Code Section 382 (Change of Control) relating to the availability of the operating loss carryforward.
8. Stockholders’ Equity
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
In November 2001, the Company received net proceeds of $2,000,000 from the private placement of 200,000 shares of Series C Convertible Preferred Stock at a stated value of $10 per share with H.T. Ardinger, Jr., a principal stockholder and former Chairman of the Board of the Company. The Series C Preferred Stock is convertible into common stock of the Company at a fixed price of $0.60 per share, subject to certain requirements, and carries a dividend of 9% per year payable in cash or common stock of the Company, at the Company’s option.
Holders of Series B and Series C Preferred Stock have no voting rights except on amendments to the Company’s Articles of Incorporation to change the authorized shares, or par value, or to alter or change the powers or preferences of their respective preferred stock issues.

ViewCast.com, Inc.
Notes to the Consolidated Financial Statements — Continued
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
There were no preferred stock dividends declared or paid during 2007 and 2008. The Series B and Series C Preferred Stock issues carry cumulative dividends of 8% and 9% per year, respectively, and are generally payable semi-annually in arrears in cash or common stock of the Company, at the Company’s option. Cumulative dividends on Series B, and Series C preferred shares in arrears at December 31, 2008 are $4,480,000 and $1,257,500.
Common Stock
During 2007 and 2008, the Company received $16,946 and $3,883 in proceeds from the exercise of 55,000 and 19,165 of its outstanding employee stock options, with a weighted-average exercise price of approximately $0.31 and $0.20 per share, respectively. During 2007, the Company received $936,433 in proceeds from the exercise of 3,534,610 of its outstanding registered redeemable warrants to purchase common stock (“Redeemable Common Stock Purchase Warrants”) and its unregistered warrants to purchase common stock resulting in the issuance of the same amount of Common Stock. During 2008, the Company received $17,236 in proceeds from the purchase of 50,397 shares of the Common Stock by employees through the 2005 Employee Stock Purchase Plan.
Stock Option Plan
In October 2005, the Company adopted the ViewCast 2005 Stock Incentive Plan, which replaced the Company’s expired stock option plans (the 1995 Employee Stock Option Plan and the 1995 Director Stock Option Plan) and become the sole plan for providing equity-based incentive compensation to the Company’s employees, non-employee directors and other service providers. Options granted under the expired stock option plans will continue to be subject to the terms of those plans in effect before the effective date of the 2005 Stock Incentive Plan. The plan allows for the grant of stock options, restricted stock, restricted stock units, stock appreciation rights, performance awards and other incentive awards to employees, non-employee directors and other service providers of the Company and its affiliates who are in a position to make a significant contribution to the success of the Company and its affiliates. The purposes of the plan are to attract and retain individuals, further align employee and stockholder interests, and closely link compensation with Company performance. The plan is administered by the Board of Directors.
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

ViewCast.com, Inc.
Notes to the Consolidated Financial Statements — Continued
Following is a summary of stock option activity from January 1, 2007 through December 31, 2008:

	Stock Options
			Weighted-
			Average
	Number	Price Per	Exercise Price
	of Shares	Share	Per Share
Outstanding at January 1, 2007	2,534,600	$0.20 – $9.00	$2.20

Granted	1,395,000	0.39 – 0.48	0.43
Exercised	(55,000)	0.29 – 0.41	0.31
Canceled/forfeited	(1,213,750)	0.20 – 9.00	0.72

Outstanding at December 31, 2007	2,660,850	$0.20 – $7.14	$1.99

Granted	1,782,500	0.30 – 0.48	0.37
Exercised	(19,165)	0.20 – 0.22	0.20
Canceled/forfeited	(388,250)	0.22 – 3.56	0.60

Outstanding at December 31, 2008	4,035,935	$0.20 – $7.14	$1.42

The weighted-average grant-date fair value of options granted was $0.32 and $0.20 for the years ended December 31, 2007 and 2008, respectively.
The following information applies to options outstanding at December 31, 2008:

		Weighted-
		Average	Weighted-		Weighted-
Range of	Outstanding at	Remaining	Average	Exercisable at	Average
Exercise	December 31,	Contractual	Exercise	December 31,	Exercise
Prices	2008	Life	Price	2008	Price
$0.01 - 1.00	2,815,585	5.7	$0.39	1,196,872	$0.41
1.01 – 2.00	541,350	2.2	1.12	541,350	1.12
2.01 – 3.00	81,000	1.6	2.50	81,000	2.50
3.01 – 4.00	57,500	0.1	3.49	57,500	3.49
4.01 – 5.00	12,500	0.8	4.53	12,500	4.53
5.01 – 6.00	116,000	1.0	5.44	116,000	5.44
6.01 – 7.00	—
7.01 – 8.00	412,000	0.7	7.09	312,000	7.09

	4,035,935	4.4	$1.42	2,317,222	$1.90

At December 31, 2008, the balance of unearned stock-based compensation to be expensed in future periods related to unvested share-based awards, as adjusted for expected forfeitures, is approximately $226,315. The weighted-average period over which the unearned stock-based compensation expected to be recognized is approximately three years.
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

ViewCast.com, Inc.
Notes to the Consolidated Financial Statements — Continued
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
During 2008, 50,397 shares of common stock were issued under the ESPP.
Warrants
The Company has issued unregistered warrants to purchase common stock of the Company (“Private Warrants”) in connection with the issuance and repayment of certain notes payable, as inducement for early exercise of Private Warrants and as compensation for services rendered by various consultants. Additionally, the Company has issued registered Redeemable Common Stock Purchase Warrants to purchase common stock of the Company in connection with its initial public offering and concurrent debt retirement and debt for equity exchange.
Following is a summary of warrant activity from January 1, 2007 through December 31, 2008:

	Warrants
			Weighted-
	Number	Exercise	Average
	of Warrants	Price	Exercise Price
Outstanding and exercisable at January 1, 2007	6,983,982	$0.28 – 1.00	$0.37

Granted	—	—	—
Exercised	(3,534,610)	0.28	0.28
Cancelled	(949,372)	0.28 – 1.00	0.42

Outstanding and exercisable at December 31, 2007	2,500,000	$0.48	$0.48

Granted	—	—	—
Exercised	—	—	—
Cancelled	—	—	—

Outstanding and exercisable at December 31, 2008	2,500,000	$0.48	$0.48

At December 31, 2006, the Company had outstanding 2,616,348 Redeemable Common Stock Purchase Warrants that were issued in connection with the Company’s initial public offering, as well as 1,183,332 Private Warrants, with terms similar to the Redeemable Common Stock Purchase Warrants, that were issued in connection with the early exercise of certain warrants during 1998. When initially issued, the warrants entitled the holder to purchase one share of common stock at $4.50, subject to adjustment under certain circumstances. At various times since 1998, the Company has reduced the exercise price of the warrants from $4.50 to $0.275.

ViewCast.com, Inc.
Notes to the Consolidated Financial Statements — Continued
On January 20, 2006, the Company extended the expiration date of its Redeemable Common Stock Purchase Warrants and Private Warrants from the prior expiration date of February 3, 2006 to February 3, 2007. Additionally, ViewCast decreased the exercise price of these warrants to $0.275 per share from $1.00 per share beginning on March 1, 2006, until the warrant expiration date.
On or before the expiration date during February 2007, the Company received $936,433 in proceeds from the exercise of 3,534,610 of its outstanding Redeemable Common Stock Purchase Warrants and Private Warrants resulting in the issuance of the same amount of common stock. The remaining 265,070 public warrants and 33,332 Private Warrants expired in the first quarter. In April of 2007, an additional 650,970 outstanding Private Warrants expired.
On December 11, 2006, the Company issued the Ardinger Family Partnership, Ltd a seven year warrant to purchase up to 2,500,000 shares of Common Stock at an exercise price of $0.48 per share in conjunction with the Ardinger debt conversion.
At December 31, 2008, the Company had outstanding 2,500,000 Private Warrants with exercise prices of $0.48 per share and expiration dates in December 2013. On March 5, 2009, H.T. Ardinger and the Ardinger Family Partnership, Ltd exercised its warrant to purchase 2,500,000 shares of the Company’s unregistered common stock at an amended exercise price of $0.376 per share and the Company received proceeds of $940,000 as discussed in Note 13.
9. Employee Benefit Plan
Effective March 1, 1997, the Company adopted a profit sharing plan pursuant to Section 401(k) of the Internal Revenue Code whereby participants may elect to contribute up to sixty percent (60%) of their compensation subject to statutory limitations. The plan provides for discretionary matching and profit sharing contributions by the Company. All employees are eligible to participate in the plan provided they meet minimum age requirement of eighteen. The Company made $46,111 and $82,684 matching contributions to this plan, for the year ended December 31, 2007 and 2008, respectively.
10. Commitments and Contingencies
The Company leases various offices and manufacturing space at various locations under non-cancelable operating leases extending through 2012. The Company also leases certain office and computer equipment under non-cancelable operating leases. Future minimum operating lease payments with initial or remaining terms of one year or more are as follows:

Operating Leases
Year ended December 31:
2009	$346,270
2010	295,206
2011	152,686
2012	16,176
2013	532

Total minimum lease payments	$810,870

Rent expense was $315,915 and $330,204 for the years ended December 31, 2007 and 2008, respectively.
11. Related Party Transactions
As discussed in Note 6, the Company has two outstanding notes payable to one of its principal stockholders. See Note 13 for related party subsequent events.

ViewCast.com, Inc.
Notes to the Consolidated Financial Statements — Continued
12. Accounts Receivable Loan Facility
On June 29, 2007, the Company entered into a Purchase and Sale Agreement/Security Agreement with Amegy Bank National Association, a national banking association. This agreement provides the Company with an accounts receivable loan facility to provide a source of working capital with advances generally limited to 80% of submitted accounts receivable. As of December 31, 2007 and 2008 the Company had no borrowings under this facility.
13. Subsequent Events
On March 5, 2009, H.T. Ardinger and the Ardinger Family Partnership, Ltd exercised the outstanding warrant to purchase 2,500,000 shares of the Company’s unregistered common stock at an amended exercise price of $0.376 per share and the Company received proceeds of $940,000.
On March 13, 2009, the Company completed the purchase of certain assets from Ancept Media Server, LLC (“Seller”) related to the development and licensing of software products that provide the management of the life cycle phases of digital media (the “Ancept Assets”) pursuant to the terms of the Asset Purchase Agreement dated March 5, 2009, as amended, by and between the Company and Seller (the “Purchase Agreement”). The source of a significant portion of the cash paid to Seller was obtained by the Company pursuant to the warrant exercise by H.T. Ardinger and the Ardinger Family Partnership, Ltd on March 5, 2009.
Pursuant to the terms of the Purchase Agreement, as consideration for the Ancept Assets, the Company (i) paid to the Seller’s lender $1,000,000 in cash, (ii) paid to the Seller $37,693 in cash which is the difference between $170,000 in cash less a holdback amount of $132,307 which was based on 125 percent of the difference in estimated accounts receivables and deferred revenue as of February 28, 2009, which amount may be adjusted in the future based on actual collected accounts receivable, (iii) issued to Seller $400,000 in Company common stock which resulted in the issuance of 1,141,314 shares based on the weighted average closing price of the Company’s common stock for the ten trading days immediately prior to the closing of the transaction (the “Closing”), which was $0.35047 and (iv) assumed deferred revenue liabilities related to the Ancept Assets. In addition, in the event that the Company enters into certain key contracts with either one of two specified entities to redistribute or resell in volume certain Ancept products by the second anniversary of the Closing, the Company shall issue $100,000 of additional shares of the Company’s common stock to the Seller, with a value per share based on the weighted average closing price of the Company’s common stock for the ten trading days immediately prior to finalizing such agreement. Further, Seller is eligible to receive an earn-out amount equal to 5% of the Company’s net revenue relating solely to certain business related to the Ancept Assets that is in excess of $2,000,000 for each of the two years following the Closing.
After the Closing, the Company’s wholly owned subsidiary, ViewCast Online Solutions, Inc., was renamed, Ancept Corporation, which received and will operate the business related to the Ancept Assets.

ViewCast.com, Inc.
Notes to the Consolidated Financial Statements — Continued
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A(T). Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are designed to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. As required by Rule 13a-15(b) under the Exchange Act, our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2008. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2008, our disclosure controls and procedures were effective in providing such reasonable assurance.
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

ViewCast.com, Inc.
Notes to the Consolidated Financial Statements — Continued
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management, under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2008 under the criteria set forth in the Internal Control — Integrated Framework.
This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report on Form 10-K.
There have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation that occurred during the Company’s last fiscal quarter that has materially affected, or that is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated by reference to the information contained under the caption “Proposal 1 — Election of Directors” in the Company’s Proxy Statement for the 2009 Annual Meeting of Stockholders (the “Proxy Statement”).
Item 11. Executive Compensation
The information required by this item is incorporated by reference to the information contained under the caption “Executive Compensation” in the Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference to the information contained under the caption “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement.
Equity Compensation Plan Information
The following table sets forth certain information as of December 31, 2008 concerning outstanding awards and securities available for future issuance pursuant to ViewCast’s equity compensation plans.

	Number of securities to be		Number of securities remaining
	issued upon exercise of	Weighted-average exercise	available for future issuance under
	outstanding options,	price of outstanding options,	equity compensation plans (excluding
Plan category	warrants and rights	warrants and rights	securities reflected in column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders	4,035,935	$1.42	1,782,794

Equity compensation plans not approved by security holders	—	—	—

Total	4,035,935	$1.42	1,782,794

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference to the information contained under the caption “Certain Relationships and Related Transactions and Director Independence” in the Proxy Statement.
Item 14. Principal Accountant Fees and Services
The information required by this item is incorporated by reference to the information contained under the caption “Auditors’ Fees” in the Proxy Statement.

Item 15. Exhibits and Financial Statement Schedules.
(a) Documents filed as part of the Report:
1.	Financial Statements:

Consolidated Balance Sheets at December 31, 2007 and 2008

Consolidated Statements of Operations for the years ended December 31, 2007 and 2008

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2007 and 2008

Consolidated Statements of Cash Flows for the years ended December 31, 2007 and 2008

Notes to Consolidated Financial Statements.

2.	All other schedules are omitted because of they are not required or because the required information is given in the consolidated financial statements or notes thereto.

3.	Exhibits:
EXHIBIT INDEX

Exhibit No.	Description of Exhibit

2.1	Agreement and Plan of Merger and Reorganization (1)

2.2	Asset Purchase Agreement between ViewCast.com, Inc. and Ancept Media Server, LLC, dated March 5, 2009 (26)

2.3	First Amendment to Asset Purchase Agreement between ViewCast.com, Inc. and Ancept Media Server, LLC, dated March 13, 2009 (26)

3.1	Certificate of Incorporation (1)

3.2	Amendment to Certificate of Incorporation (1)

3.3	Restated Bylaws (4)

3.4	Certificate of Designation of Series B Convertible Preferred Stock (2)

3.5	Certificate of Designation of Series C Convertible Preferred Stock (6)

3.6	Certificate of Designation of Series D Redeemable Convertible Preferred Stock (7)

3.7	Certificate of Designation of Series E Convertible Redeemable Preferred Stock (20)

4.1	Form of Common Stock Certificate (1)

4.2	Form of Warrant Certificate (1)

4.3	Form of Warrant Agreement between ViewCast and Continental Stock Transfer & Trust Company (1)

4.4	Form of Representative’s Warrant Agreement (1)

4.5	Notice of Extension of Warrant Expiration Date and Exercise Price Adjustment (5)

4.6	Warrant Issued to Ardinger Family Partnership, LTD (20)

10.1	Form of Indemnification Agreement between ViewCast and Executive Officers and Directors (1)

10.2	Working Capital Line of Credit Loan Agreement between ViewCast and the Ardinger Family Partnership, LTD (3)

10.3	Sublease Agreement between ViewCast and Host Communications, Inc. (6)

10.4	Reserved.

10.5	Revolving Loan Agreement between MMAC Communications Corp. and Keltic Financial Partners, LP dated as of October 11, 2002 (7)

Exhibit No.	Description of Exhibit

10.6	Guarantee of Payment and Performance from ViewCast.com, Inc. to Keltic Financial Partners, LP dated as of October 11, 2002 (7)

10.7	Subordination Agreement by and among Keltic Financial Partners, LP, MMAC Communications Corp. and ViewCast.com, Inc. dated as of October 11, 2002 (7)

10.8	General Security Agreement by and between MMAC Communications Corp. and Keltic Financial Partners, LP dated as of October 11, 2002 (7)

10.9	Revolving Note by MMAC Communications Corp. in favor of Keltic Financial Partners, LP dated as of October 11, 2002 (7)

10.10	ViewCast.com, Inc. 2005 Stock Incentive Plan (14)

10.11	ViewCast.com, Inc. 2005 Employee Stock Purchase Plan (15)

10.12	Reserved.

10.13	Reserved.

10.14	Reserved.

10.15	Form of Amended and Restated Security Agreement dated October 15, 2003 between ViewCast.com, Inc. and the Ardinger Family Partnership, LTD (8)

10.16	Form of Amended and Restated Pledge Agreement dated October 15, 2003 between ViewCast.com, Inc. and the Ardinger Family Partnership, LTD (8)

10.17	Form of First Amendment to the Revolving Loan Agreement dated October 11, 2003 between Delta Computec Inc. and Keltic Financial Partners, LP (8)

10.18	Reserved.

10.19	Reserved.

10.20	Third Amendment dated as of December 10, 2004 to Revolving Loan Agreement between MMAC Communications Corp. and Keltic Financial Partners, LP dated as of October 11, 2002 (9)

10.21	Fourth Amendment dated as of January 10, 2005 to Revolving Loan Agreement between MMAC Communications Corp. and Keltic Financial Partners, LP dated as of October 11, 2002 (9)

10.22	Fifth Amendment dated as of February 15, 2005 to Revolving Loan Agreement between MMAC Communications Corp. and Keltic Financial Partners, LP dated as of October 11, 2002 (9)

10.23	Notice of Lower Temporary Conversion Price dated March 21, 2005 (10)

10.24	Letter Agreement Amending Revolving and Term Credit Facility dated March 22, 2005 (10)

10.25	Sixth Amendment, dated as if April 15, 2005, to Revolving Loan Agreement Between MMAC Communications Corp. and Keltic Financial Partners, LP dated as of October 11, 2002 (11)

10.26	Seventh Amendment, dated as if July 15, 2005, to Revolving Loan Agreement Between MMAC Communications Corp. and Keltic Financial Partners, LP dated as of October 11, 2002 (12)

10.27	Letter Agreement Amending Revolving and Term Credit Facility dated July 22, 2005 (13)

10.28	Eighth Amendment, dated as if October 11, 2005, to Revolving Loan Agreement Between MMAC Communications Corp. and Keltic Financial Partners, LP dated as of October 11, 2002 (16)

10.29	Reserved.

10.30	Office Lease Agreement between ViewCast and TR Plano Parkway Partners, L.P. (17)

10.31	Letter Agreement Amending Revolving and Term Credit Facility dated March 20, 2006 (18)

10.32	Office Lease Agreement between ViewCast and Valwood Centreport, LP (19)

10.33	Registration Rights Agreement by and among ViewCast and Ardinger Family Partnership, Ltd. Dated as of December 11, 2006 (20)

Exhibit No.	Description of Exhibit

10.34	Second Amended Loan and Security Agreement dated as of December 11, 2006 (20)

10.35	Exchange Agreement dated as of December 11, 2006 by and among ViewCast, Osprey Technoligies, Inc. and Videoware, Inc. and Ardinger Family Partnership, Ltd. (20)

10.36	Employment Agreement by and between ViewCast Corporation and David T. Stoner effective as of March 1, 2007 (21)

10.37	2007 Executive Incentive Compensation Plan for David T. Stoner (21)

10.38	Employment Agreement by and between ViewCast Corporation and Laurie L. Latham effective as of March 1, 2007 (21)

10.39	2007 Executive Incentive Compensation Plan for Laurie L. Latham (21)

10.40	Purchase and Sale Agreement/Security Agreement by and among ViewCast.com, Inc., Osprey Technologies, Inc., Videoware, Inc. and Amegy Bank National Association, dated June 29, 2007 (22)

10.41	Amendment to Purchase and Sale Agreement/Security Agreement by and among ViewCast.com, Inc., Osprey Technologies, Inc., Videoware, Inc. and Amegy Bank National Association, dated June 29, 2007 (22)

10.42	Employment Agreement by and between ViewCast.com, Inc. and Gary Klembara effective September 1, 2007 (23)

10.43	First Amendment to Amended and Restated Security Agreement by and among Ardinger Family Partnership, Ltd., ViewCast.com, Inc., Osprey Technologies, Inc. and Videoware, Inc. (24)

10.44	First Amendment to Warrant to Purchase Common Stock by and between ViewCast.com, Inc. and Ancept Media Server, LLC, dated February 27, 2009. (25)

14.1	Code of Ethics (24)

21.1	Subsidiaries of ViewCast.com, Inc. (25)

23.1	Consent of KBA Group LLP *

31.1	Rule 13a-14(a)/15d-14(a) Certifications *

32.1	Statement 1350 Certifications *

*	Filed herewith.

(1)	Incorporated by reference to the Registration Statement on Form SB-2 and all amendments thereto as declared effective on February 4, 1997

(2)	Incorporated by reference to Form 8-K filed March 15, 1999.

(3)	Incorporated by reference to Form 10-KSB filed March 26, 1999.

(4)	Incorporated by reference to Form S-3 filed June 30, 2000.

(5)	Incorporated by reference to Form 8-K filed January 23, 2002.

(6)	Incorporated by reference to Form 10-K filed April 16, 2002.

(7)	Incorporated by reference to Form 8-K filed October 25, 2002.

(8)	Incorporated by reference to Form 10-QSB filed November 14, 2003.

(9)	Incorporated by reference to Form 8-K filed March 25, 2005.

(10)	Incorporated by reference to Form 8-K filed March 25, 2005.

(11)	Incorporated by reference to Form 8-K filed April 21, 2005.

(12)	Incorporated by reference to Form 8-K filed July 18, 2005.

(13)	Incorporated by reference to Form 8-K filed July 27, 2005.

(14)	Incorporated by reference to Appendix A to Proxy Statement filed September 9, 2005.

(15)	Incorporated by reference to Appendix B to Proxy Statement filed September 9, 2005.

(16)	Incorporated by reference to Form 8-K filed October 17, 2005.

(17)	Incorporated by reference to Form 8-K filed January 17, 2006.

(18)	Incorporated by reference to Form 8-K filed March 23, 2006.

(19)	Incorporated by reference to Form 8-K filed November 2, 2006.

(20)	Incorporated by reference to Form 8-K filed December 15, 2006.

(21)	Incorporated by reference to Form 10-KSB/A filed April 30, 2007.

(22)	Incorporated by reference to Form 8-K filed July 6, 2007.

(23)	Incorporated by reference to Form 8-K filed September 5, 2007.

(24)	Incorporated by reference to Form 8-K filed November 4, 2008.

(25)	Incorporated by reference to Form 8-K filed March 5, 2009.

(26)	Incorporated by reference to Form 8-K filed March 23, 2009.

(27)	Incorporated by reference to Form 10-KSB filed March 30, 2004.

(28)	Incorporated by reference to “Item 1. Description of Business — Overview” of this report.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ViewCast.com, Inc.
Date: March 31, 2009	By:	/s/ Laurie L. Latham
Laurie L. Latham
Chief Financial Officer and Senior Vice President of Finance and Administration

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Date

March 31, 2009	By:	/s/ David T. Stoner
David T. Stoner
Director and Chief Executive Officer (Principal Executive Officer)

March 31, 2009	By:	/s/ Laurie L. Latham
Laurie L. Latham
Chief Financial Officer and Senior Vice President of Finance and Administration (Principal Accounting and Financial Officer)

March 31, 2009	By:	/s/ George C. Platt
George C. Platt
Director

March 31, 2009	By:	/s/ Joseph W. Autem
Joseph W. Autem
Director

March 31, 2009	By:	/s/ Sherel D. Horsley
Sherel D. Horsley
Director

March 31, 2009	By:	/s/ John W. Slocum, Jr.
John W. Slocum, Jr.
Director

March 31, 2009	By:	/s/ David W. Brandenburg
David W. Brandenburg
Director

EXHIBIT INDEX FOR DOCUMENTS FILED WITH THIS REPORT

Exhibit
No.	Description of Exhibit

23.1	Consent of KBA Group LLP

31.1	Rule 13a-14(a)/15d-14(a) Certifications

32.1	Section 1350 Certifications