Form 10-K/A
period 2008-12-31
VIEWCAST COM INC
filed 2009-04-30
CIK 921313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-K/A

☑	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2008.

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Transition period from _____________ to _____________.
Commission File Number: 0-29020
ViewCast.com, Inc.
(Exact name of registrant as specified in its charter)

Delaware	75-2528700

(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

3701 W. Plano Parkway, Suite 300, Plano, TX	75075

(Address of principal executive offices)	(Zip Code)
972-488-7200
Registrant’s telephone number, including area code

Securities registered under Section 12(b) of the Exchange Act: None
Securities registered under Section 12(g) of the Exchange Act:
Common Stock, $.0001 par value
(Title of class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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
Ancept will continue to operate its engineering, support and services operations at its current location in Bloomington, MN and other sites with finance, administration, sales and marketing based at ViewCast headquarters in Plano, TX.
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
On March 13, 2009, the Company completed the purchase of certain assets from Ancept Media Server, LLC (“Seller”) related to the development and licensing of software products that provide the management of the life cycle phases of digital media (the “Ancept Assets”) pursuant to the terms of the Asset Purchase Agreement dated March 5, 2009, as amended, by and between the Company and Seller (the “Purchase Agreement”). The source of a significant portion of the cash paid to Seller was obtained by the Company pursuant to the warrant exercise on March 5, 2009. H.T. Ardinger and the Ardinger Family Partnership, Ltd exercised its warrant to purchase 2,500,000 shares of the Company’s unregistered common stock at an amended exercise price of $0.376 per share and the Company received proceeds of $940,000 (See Note 13). ViewCast’s wholly owned subsidiary, ViewCast Online Solutions, Inc., was renamed Ancept Corporation (“Ancept”) and will operate the Ancept business. Ancept was originally founded in 1997 and is an early pioneer of digital asset management (“DAM”) solutions. Over the last eight years, the lead software product, Ancept® Media Server, has been established as a DAM solution capable of supporting the needs of large enterprises, while remaining flexible and affordable to serve the needs of small to medium businesses. Fortune 1000 companies, educators, small businesses and public sector organizations have chosen Ancept to help meet their media production, management and distribution needs. The Company will have an expanded global business presence and offer a complete set of solutions for the transformation, management and delivery of live and on-demand video content to broadband and mobile networks.
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

ViewCast.com, Inc.
Notes to the Consolidated Financial Statements — Continued
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

ViewCast.com, Inc.
Notes to the Consolidated Financial Statements — Continued
Intangible assets consist of the following:

		December 31, 2007		December 31, 2008
	Average life	Gross carrying	Accumulated	Gross carrying	Accumulated
	(years)	amount	amortization	amount	amortization
Capitalized Software Costs	3	$1,163,455	$926,514	$1,385,215	$1,049,412
Patents	17	96,032	9,606	102,594	15,369

		$1,259,487	$936,120	$1,487,809	$1,064,781

The estimated aggregate amortization expenses for the succeeding years are as follows:

	2009	2010	2011	Thereafter	Total
Capitalized Software Costs	$161,510	$119,331	$54,962	$—	$335,803
Patents	6,035	6,035	6,035	69,120	87,225

	$167,546	$125,366	$60,997	$69,120	$423,028

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
Product sales are recognized upon shipment, provided title and risk of loss has passed to the customer, there is evidence of an arrangement, fees are fixed or determinable, and collectability is reasonably assured. Transactions that do not meet all these requirements are deferred until the point at which these requirements are satisfied. Maintenance and support revenues are recognized monthly over the contract term.

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
		(Unaudited)

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

ViewCast.com, Inc.
Notes to the Consolidated Financial Statements — Continued
Long-term debt consists of the following:

	December 31, 2007	December 31, 2008

Aggregate of the Outstanding Principal (“Primary Principal Amount”) as amended, with interest only due monthly at a rate per annum equal to the greater of 5% or prime plus 0.75% (4.0% at December 31, 2008). Before the October 2008 amendment date, the interest rate was based on the lower of the effective prime rate plus 1.0% (8.25% as of December 31, 2007) or 9.5% fixed rate. Principal due December 31, 2012.	$1,250,000	$1,250,000

Accrued and Outstanding Interest (“Secondary Principal Amount”), with monthly principal payments of $21,422 plus interest at a rate per annum equal to the lesser of Applicable Federal Rate (3.88% and 2.85% at December 31, 2007 and 2008 respectively) or 9.5% fixed rate, matures December 31, 2012.	3,891,361	3,891,361

Other debt	49,502	68,670

Total long-term debt	5,190,863	5,210,031
Less current maturities	(21,345)	(159,032)

Total long-term debt less current maturities	$5,169,518	$5,050,999

The following are the scheduled maturities of long-term debt and stockholder accrued interest at December 31, 2008:

		Stockholder
Year ended December 31	Long-term Debt	Accrued Interest
2009	$159,032	$169,846
2010	273,795	—
2011	266,256	—
2012	4,508,911	—
2013	2,037	—

	$5,210,031	$169,846

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

ViewCast.com, Inc.
Notes to the Consolidated Financial Statements — Continued
Following is a summary of stock option activity from January 1, 2007 through December 31, 2008:

	Stock Options
			Weighted-
			Average
	Number	Price Per	Exercise Price
	of Shares	Share	Per Share
Outstanding at January 1, 2007	2,534,600	$0.20 – $9.00	$2.20

Granted	1,395,000	0.39 – 0.48	0.43
Exercised	(55,000)	0.29 – 0.41	0.31
Canceled/forfeited	(1,213,750)	0.20 – 9.00	0.72

Outstanding at December 31, 2007	2,660,850	$0.20 – $7.14	$1.99

Granted	1,782,500	0.30 – 0.48	0.37
Exercised	(19,165)	0.20 – 0.22	0.20
Canceled/forfeited	(388,250)	0.22 – 3.56	0.60

Outstanding at December 31, 2008	4,035,935	$0.20 – $7.14	$1.42

The weighted-average grant-date fair value of options granted was $0.32 and $0.20 for the years ended December 31, 2007 and 2008, respectively.
The following information applies to options outstanding at December 31, 2008:

		Weighted-
		Average	Weighted-		Weighted-
Range of	Outstanding at	Remaining	Average	Exercisable at	Average
Exercise	December 31,	Contractual	Exercise	December 31,	Exercise
Prices	2008	Life	Price	2008	Price
$0.01 – 1.00	2,815,585	5.7	$0.39	1,196,872	$0.41
1.01 – 2.00	541,350	2.2	1.12	541,350	1.12
2.01 – 3.00	81,000	1.6	2.50	81,000	2.50
3.01 – 4.00	57,500	0.1	3.49	57,500	3.49
4.01 – 5.00	12,500	0.8	4.53	12,500	4.53
5.01 – 6.00	116,000	1.0	5.44	116,000	5.44
6.01 – 7.00	—
7.01 – 8.00	412,000	0.7	7.09	312,000	7.09

	4,035,935	4.4	$1.42	2,317,222	$1.90

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

ViewCast.com, Inc.
Notes to the Consolidated Financial Statements — Continued
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
Management, under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2008 under the criteria set forth in the Internal Control—Integrated Framework.
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

Item 9B. Other Information
None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
The names of the Directors and certain other information about them as of March 31, 2009 are set forth below. Each holds office until the 2009 Annual Meeting of Shareholders or until his successor is duly elected and qualified.

Name	Age	Director Since	Office Held with Company

George C. Platt	68	1999	Chairman of the Board

David T. Stoner	52	2008	President and Chief Executive Officer

Joseph Autem	51	1999	Director

Sherel D. Horsley	66	2006	Director

John W. Slocum, Jr.	68	2006	Director

David W. Brandenburg	64	2008	Director
George C. Platt has served as a Director since September 1999 and currently serves as Chairman of the Board. Mr. Platt joined ViewCast as Chief Executive Officer and President in September 1999. In October 2005 he relinquished the role of President, and he retired from the position of Chief Executive Officer in July 2008. He currently serves as a Director for Intervoice, Inc. From 1991 through 1999, Mr. Platt was employed by Intecom, Inc., a Dallas-based provider of multimedia telecommunications products and services, holding the positions of CEO and President. Prior to his employment with Intecom, Inc., Mr. Platt was with the President of SRX, an entrepreneurial startup company. Before that, he was a Group Vice President (Business Communications Group) at Rolm Corporation through its acquisition by IBM, and prior to Rolm, Xerox employed him for fifteen years, where he attained the position of Operations Manager, Southeast Region. Mr. Platt holds an M.B.A. from the University of Chicago and a B.S. degree from Northwestern University.
David T. Stoner has served as a Director since May 2008 and moved to his current position as President and Chief Executive Officer in August 2008. Mr. Stoner joined ViewCast as Vice President of Operations in August 1996 and then became President and Chief Operating Officer in October 2005. From August 1994 to August 1996, Mr. Stoner was Vice President of Engineering for the Connectworks Division of Connectware, Inc., a wholly owned subsidiary of AMP Inc. From July 1986 to August 1994, Mr. Stoner was employed by Visual Information Technologies, Inc. (“VITec”), a manufacturer of video, imaging, and graphics products, which was purchased by Connectware, Inc. At VITec, Mr. Stoner was responsible for the development of hardware and software products, and served in various positions including Vice President of Engineering. From January 1979 to July 1986, Mr. Stoner served in various engineering positions at Texas Instruments, Inc. Mr. Stoner received his B.S. degree in Electrical Engineering from the University of Kansas.
Joseph Autem has served as a Director since January 1999. He was previously a Director of Broadcast.com, Inc. from September 1996 through August 1999. Mr. Autem has served in various consulting capacities from July 1998 to the present. He is currently general partner of Autem, L.L.C., an investment company formed in May 1999. Autem holds a B.S. in Accounting from Pittsburg State University.

Sherel D. Horsley has been a Director since June 2006. He is retired from Texas Instruments (TI) where he had 35 years of service covering a variety of marketing and business development leadership roles, including field marketing assignments. His last position at TI was Senior Vice President and product manager of Digital Imaging, where he was responsible for product development, sales, and marketing for all products based on TI’s Digital Light Processing (DLP) Technology. Mr. Horsley was vice chairman of the Electronic Industries Alliance (EIA) and a member of the EIA Board of Governors and Executive Committee. He was also a past board member of the Consumer Electronics Association. During his career, Mr. Horsley received recognition for his work on numerous projects, and led a team that won the prestigious Malcolm Baldrige National Quality Award in 1992. Currently, Mr. Horsley is chairman of the board of the Parish Episcopal School, a pre-K — 12th grade private school.
John W. Slocum, Jr. has served as Director since June 2006. Professor Slocum holds the title of Professor Emeritus in the Cox School of Business, Southern Methodist University in Dallas, TX. Professor Slocum has taught on the faculties of the University of Washington, Pennsylvania State University, Ohio State University, the International University of Japan, and the Tuck School at Dartmouth College. He is the author of 28 books and currently serves as the co-editor of the Journal of World Business, Organizational Dynamics, and Journal of Leadership and Organizational Studies. Professor Slocum has also served as a management consultant to organizations such as ARAMARK, Lockheed Martin, Celanese, Prudential Bache Indonesia, among others. He is on the executive development staff of programs for the Governors of Oklahoma and Texas, SMU, University of North Texas Health Sciences, among others. Professor Slocum is currently on the board of advisors for Kisco Senior Living of Carlsbad, California.
David W. Brandenburg has served as Director since December 2008. Mr. Brandenburg is a former Chairman and Vice Chairman of the Board of Directors, Chief Executive Officer and President of Intervoice a publicly held company acquired by Convergys in the fall of 2008. Intervoice developed and delivered enhanced services platforms to Cellular Service providers that enabled them to provide voice, text and video messaging and other enhanced services to their customers. Intervoice also provided Interactive Voice Response systems to Fortune 1000 and other companies. Mr. Brandenburg first joined Intervoice in 1990 as Chief Operating Officer after having served as a Director since 1989. He was promoted to President of Intervoice in 1991 where he served until December 1994 when he relinquished his position of President and assumed the position of Vice Chairman of the Board until May 1995. He re-joined Intervoice as Chief Executive Officer in June 2000 and also served as Chairman of the Board from December 2000 until his retirement in November 2004. In June of 2007, Mr. Brandenburg re-joined the Intervoice Board of Directors as Chairman. He served in this position until the company was acquired by Convergys in September 2008. Mr. Brandenburg also served as President and Chief Executive Officer of AnswerSoft, Inc. a global provider of call center software automation solutions from November 1997 to May 1998, at which time it completed a merger with Davox Corporation. Davox subsequently changed its name to Concerto Software, Inc. and, following a merger with Aspect Communications Corp., is now part of Aspect Software, Inc. a privately-held company. Mr. Brandenburg’s current principal occupation is serving as a private, self-employed investor and philanthropist. He is Chairman and CEO of the Brandenburg Life Foundation, a 501(c)(3) charitable foundation which he founded with his wife in 1996.
There are no family relationships among the directors, executive officers, or other significant employees of ViewCast.
Executive Officers
The following table contains information as of March 31, 2009 as to the executive officers of ViewCast. Each holds the offices to serve until the next regular meeting of the Board of Directors to be held immediately following the 2008 Annual Meeting of Shareholders or until their successors are chosen and qualified by the Board of Directors.

Name	Age	Office Held with Company

David T. Stoner	52	President and Chief Operating Officer

Laurie L. Latham	52	Chief Financial Officer and Senior Vice President of Finance and Administration

Gary J. Klembara	57	Senior Vice President of Sales

David T. Stoner’s information can be found with the information concerning Directors.
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
Meetings of the Board of Directors and Committees
Meetings. The Board of Directors held a total of six meetings during ViewCast’s fiscal year ended December 31, 2008. Each Director attended in person or telephonically at least 75% of the meetings held by the Board of Directors and all committees thereof on which he served.
It is our policy that all directors and nominees should attend the annual meeting of shareholders. All of our directors attended the 2008 Annual Meeting.
The Board of Directors has established two standing committees: the Audit and Compensation Committees.
Compensation Committee. The Compensation Committee reviews and approves salaries and bonuses for all officers, administers options outstanding under ViewCast’s stock incentive plans, provides advice and recommendations to the Board regarding directors’ compensation and carries out the responsibilities required by the rules of the U.S. Securities and Exchange Commission (the “SEC”). The Compensation Committee believes that its processes and oversight should be directed toward attracting, retaining and motivating employees and non-employee directors to promote and advance the interests and strategic goals of the Company. The Compensation Committee does not have any employee members. As requested by the Compensation Committee, the Chief Executive Officer will provide information and may participate in discussion regarding compensation for other executive officers. The Compensation Committee does not utilize outside compensation consultants but considers other general industry information and trends if available. The Board of Directors has not adopted a written charter for the Compensation Committee.
Directors Brandenburg, Horsley and Slocum serve as the members of the Compensation Committee. All members of the Compensation Committee are independent directors as defined under the NASDAQ Stock Market listing standards. The Compensation Committee met one time in the 2008 fiscal year.
Audit Committee. The Audit Committee oversees and monitors ViewCast’s financial reporting process and internal control system, reviews and evaluates the audit performed by ViewCast’s independent registered public accounting firm and reports any substantive issues found during the audit to the Board and reviews and evaluates the internal audit program. The Audit Committee is directly responsible for the appointment, compensation and oversight of the work of our independent registered public accounting firm. The Audit Committee will also review and approve all transactions with affiliated parties. The Board of Directors has adopted a written charter for the Audit Committee, which can be located in the investor relations section of our website at www.viewcast.com.

Directors Autem, Horsley and Slocum serve as the members of the Audit Committee. All members of the committee are independent directors as defined under the NASDAQ Stock Market listing standards. The Audit Committee met four times in the 2008 fiscal year.
The Board of Directors has determined that Mr. Autem qualifies as an “Audit Committee Financial Expert” as that term is defined by applicable SEC rules, and the Board of Directors has designated him as such.
Nomination of Directors. The Board of Directors currently does not have a standing nominating committee and consequently has no nominating committee charter. The Board of Directors believes that it is appropriate under existing circumstances for the Company not to have a nominating committee because the Board is comprised of only five members, three of whom are independent as defined under the NASDAQ Stock Market listing standards. Currently, each member of the Board of Directors participates in the consideration of director nominees.
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
Code of Ethics
The Company has adopted a Corporate Compliance Program Guidelines and Ethics Policy that applies to all employees and officers of the Company and its subsidiaries, including the principal executive officer and principal financial and accounting officer. This policy meets the requirements of a “code of ethics” as defined by Item 406 of Regulation S-K and was filed as Exhibit 14.1 to the Company’s report on Form 10-KSB for the fiscal year ended December 31, 2003, filed with the SEC on March 30, 2004.
The Code of Conduct and Ethics is available on our website at www.viewcast.com under the “Company Investor Relations.” You may obtain a copy of the Code of Conduct and Ethics, free of charge, by sending a request in writing to Cordia Leung at the following address: Cordia Leung, ViewCast.com, Inc., 3701 W Plano Parkway, Suite 300, Plano, TX 75075.
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

To ViewCast’s knowledge, based solely on review of the copies of such reports furnished to ViewCast, and written representations that no other reports were required during the year ended December 31, 2008, all Section 16(a) filing requirements applicable to ViewCast’s officers, directors and greater than 10% beneficial owners were complied with, except for the following transactions by Mr. George C. Platt, the Chairman of the Board of Directors: a grant of options to purchase 30,000 shares filed on November 17, 2008.
Item 11. Executive Compensation
Director Compensation
In May 1995, ViewCast adopted a 1995 Director Option Plan (the “Director Plan”) under which only outside directors were eligible to receive nonstatutory stock options. The Director Plan terminated on April 21, 2005. As amended and approved by shareholder vote during 2002, a total of 500,000 shares of Common Stock were authorized for issuance under the Director Plan. As of March 31, 2009, options to purchase an aggregate of 75,000 shares at exercise prices ranging from $0.26 to $7.14 per share had been granted and were outstanding under the Director Plan.
The exercise price of each option granted under the Director Plan is equal to the fair market value of the Common Stock on the date of grant. Each share grant vests at the rate of 25% of the option shares upon the first anniversary of the date of grant and one forty-eighth of the options shares per month thereafter, unless terminated sooner upon termination of the optionee’s status as a director or otherwise pursuant to the Director Plan. On December 22, 2005, the Board of Directors of ViewCast approved accelerating the vesting of “out-of-the-money” unvested options previously awarded to employees, officers and directors under ViewCast’s stock option plans with an exercise price greater than $0.30 per share. The numbers of “out-of-the-money” unvested options under the Director Plan that were accelerated in 2005 and were held by directors as of March 31, 2009 are as follows: Joseph Autem — 14,376 options. In the event of a merger of ViewCast with or into another corporation or a consolidation, acquisition of assets or other change in control transaction involving ViewCast, each option becomes exercisable unless assumed or an equivalent option substituted by the successor corporation.
Directors who are not independent directors currently receive no cash compensation for serving on the Board of Directors other than reimbursement of reasonable expenses incurred in attending meetings.
On June 20, 2006 and as subsequently modified on October 8, 2008, the Board of Directors of ViewCast.com, Inc. approved the policy for the compensation of independent directors by compensating such individuals with cash and equity designed to both reward such independent directors for services rendered to the Corporation and to link a portion of their compensation to the performance of the Corporation by means of equity grants as follows:
•
Each independent director of the Corporation shall be paid a cash retainer equal to $500 per month with an additional cash payment for each meeting of the Board of Directors of the Corporation equal to $1,000 if attended in person and $250 if attended by telephone; and

•
Each independent director of the Corporation who has not previously served on the Board of Directors of the Corporation be granted options under the 2005 Stock Incentive Plan, as described below, to acquire 50,000 shares of the Corporation upon the appointment to the Board of Directors with such option grant to vest one year from the date of grant; and

•
Each independent director of the Corporation be granted options under the 2005 Stock Incentive Plan to acquire 25,000 shares of the Corporation each year immediately following the date of the Corporation’s annual meeting, provided that such independent director shall have served as a director of the Corporation at least twelve months prior to the date of such grant, with such option grant to vest one year from the date of grant.

The exercise price of each option granted to an independent director under the 2005 Plan is equal to the fair market value of the Common Stock on the date of grant. As of March 31, 2009, options to purchase an aggregate of 325,000 shares at an exercise price ranging from $0.20 to $0.475 per share had been granted to independent directors and were outstanding under the 2005 Plan and 16,665 options previously granted have been exercised at an exercise price of $0.20 per share.
The following table sets forth information regarding compensation earned by the non-employee directors of ViewCast.com, Inc. during the last fiscal year ending December 31, 2008.
Director Compensation Table

	Fees Earned or Paid	Option Awards ($)
Name	in Cash ($) (1)	(2)	Total ($)

John W Slocum, Jr	14,250	6,327	20,577

Sherel D Horsley	13,500	6,327	19,827

Joseph Autem	12,000	4,137	16,137

David Brandenburg	250	—	250

(1)	Includes meeting fees earned during the fiscal year, whether such fees were paid currently or deferred.

(2)
Represents the compensation cost recognized for the fiscal year for options to purchase shares of ViewCast.com, Inc. Common Stock outstanding to the director, regardless of the year in which granted and calculated in accordance with FAS 123R for financial statement purposes. For more information concerning the assumptions used for these calculations, please refer to the discussion under the section titled “Stock-Based Compensation” in Note 2 to the audited financial statements contained in our Form 10-K/A for the year ended December 31, 2008.

Summary Compensation Table
The table below set forth for 2008 the compensation of each of our named executive officers.
SUMMARY COMPENSATION TABLE

					Non-Equity		All other
				Option	Incentive Plan		Compensation
		Salary (1)	Bonus (1)	Awards (2)	Compensation		(3)	Total
Name and Principal Positions	Year	$	$	$	$		$	$
George Platt,	2008	100,000	—	7,421	—		—	107,421
Chairman (4)	2007	125,000	—	1,085	—		—	126,085

David Stoner,	2008	193,667	—	21,867	72,823	(5)	—	288,357
CEO and President (4)	2007	183,000	9,245	5,426	—		—	197,671

Laurie Latham,	2008	174,500	—	21,269	67,058	(5)	—	262,827
CFO and Sr. VP Finance and Administration	2007	171,000	8,639	5,426	—		—	185,065

Gary Klembara,	2008	167,500	10,000	11,665	18,750	(6)	—	207,915
Sr. VP Sales	2007	62,500	—	8,922	4,935	(6)	—	76,357

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

(4)	Mr. Platt retired from the position of Chief Executive Officer on July 31, 2008. As a result, Mr. Stoner was appointed Chief Executive Officer.

(5)
Represents amounts earned for services rendered during the fiscal year under our CEO’s and CFO’s Compensation Plan, whether or not actually paid during such fiscal year. Incentive was earned quarterly and annually if achievement of 100% or greater of the profit target was accomplished for such quarterly or annual reporting period.

(6)
Represents amounts earned for services rendered during the fiscal year under our Sr. VP of Sales and Business Compensation Plan, whether or not actually paid during such fiscal year. Incentive was earned (i) in 2008 based on achievement of 90% or better of the cumulative quota for sales at the end of each quarter through December 2008 and (ii) in 2007 based on achievement of 85% of the cumulative quota for sales through September 2007, plus achievement of 78% of the total cumulative quota through December 2007.

Stock Awards and Stock Option Grants Outstanding
The following tables set forth information regarding stock awards and similar equity compensation outstanding at December 31, 2008, whether granted in 2008 or earlier, including awards that have been transferred other than for value.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE

	Option Awards
	Number of	Number of
	Securities	Securities
	Underlying	Underlying
	Unexercised	Unexercised	Option	Option
	Options (#)	Options (#)	Exercise	Expiration
Name	Exercisable	Unexercisable	Price ($)	Date	Vesting Schedule
	250,000		7.0940	9/17/2009	Fully vested on December 31, 2006
George Platt		50,000	7.0940	9/17/2009
16,666 shares of this option shall vest when the average closing price of ViewCast Common Stock, for a 20 out of 30 consecutive trading day period, has doubled in price from the exercise price; the remaining 33,334 shares shall vest in equal installments of 1,388 shares per month thereafter.

		50,000	7.0940	9/17/2009
16,666 shares of this option shall vest when the average closing price of ViewCast Common Stock, for a 20 out of 30 consecutive trading day period, has doubled in price from the exercise price; the remaining 33,334 shares shall vest in equal installments of 1,388 shares per month thereafter.

	50,000		7.0940	9/17/2009	All shares vest immediately on the date following three consecutive quarters of profitability as defined by GAAP consistently applied by the Company.
	50,000		2.5000	8/4/2010	Fully vested on December 31, 2006
	200,000		1.0940	2/28/2011	Fully vested on December 31, 2006
	70,000		0.4850	7/3/2012	Fully vested on December 31, 2006
	70,000		0.2850	4/19/2015	Fully vested on December 31, 2006
	12,500		0.4200	7/10/2014	Fully vested on July 10, 2008
		50,000	0.4800	2/8/2015	1/3 will vest twelve months from grant date; with 1/36th each month thereafter
		50,000	0.4800	2/8/2015	15/36 will vest on 3/31/2009; with 1/36th each month thereafter
		30,000	0.4800	11/11/2015	Vests on 11/11/2009
David T. Stoner	15,000		5.5005	12/21/2009	Fully vested on December 31, 2006
	10,000		2.5000	8/4/2010	Fully vested on December 31, 2006
	100,000		1.0940	2/28/2011	Fully vested on December 31, 2006
	60,000		0.4850	7/3/2012	Fully vested on December 31, 2006
	50,000		0.2850	4/19/2015	Fully vested on December 31, 2006
	62,500		0.4200	7/10/2014	Fully vested on July 10, 2008
		75,000	0.4800	2/8/2015	1/3 will vest twelve months from grant date; with 1/36th each month thereafter
		187,500	0.4800	2/8/2015	15/36 will vest on 3/31/2009; with 1/36th each month thereafter
Laurie L. Latham	100,000		5.5005	12/21/2009	Fully vested on December 31, 2006
	10,000		2.5000	8/4/2010	Fully vested on December 31, 2006
	100,000		1.0940	2/28/2011	Fully vested on December 31, 2006
	60,000		0.4850	7/3/2012	Fully vested on December 31, 2006
	50,000		0.2850	4/19/2015	Fully vested on December 31, 2006
	62,500		0.4200	7/10/2014	Fully vested on July 10, 2008
		62,500	0.4800	2/8/2015	1/3 will vest twelve months from grant date; with 1/36th each month thereafter
		187,500	0.4800	2/8/2015	15/36 will vest on 3/31/2009; with 1/36th each month thereafter
Gary J. Klembara	33,695	41,305	0.4600	9/4/2014	1/3 vested on August 15, 2008; with 1/36th each month thereafter
		45,000	0.2950	2/8/2015	1/3 will vest twelve months from grant date; with 1/36th each month thereafter
		35,000	0.2950	2/8/2015	15/36 will vest on 3/31/2009; with 1/36th each month thereafter

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
Employment Agreements
On May 20, 2008, Mr. Platt, Chief Executive Officer and Chairman of the Board of ViewCast announced his intent to retire from the position of Chief Executive Officer of ViewCast effective at the close of business on July 31, 2008. Following his retirement from the position of Chief Executive Officer of the Company, George C. Platt has continued as Chairman of the Board of the Company. For services rendered to ViewCast as Chairman of the Board, Mr. Platt will receive an annual salary of $65,000. Mr. Platt will receive no additional cash compensation for serving as Chairman other than reimbursement of reasonable expenses incurred in attending meetings.
Prior to July 31, 2008, we had entered into an employment agreement with Mr. Platt. His employment agreement was in effect through March 2001 and had been renewed annually through March 2008 with ongoing automatic one-year renewals unless ViewCast or Mr. Platt had elected in advance not to renew the agreement. The employment agreement provided (i) for annual base compensation of $240,000; (ii) that he was eligible to receive bonuses if our Board of Directors so elects; (iii) for stock options to purchase 400,000 shares of our common stock pursuant to the 1995 Option Plan(1); and (iv) for an eighteen (18) month non-compete period if ViewCast terminated Mr. Platt. Mr. Platt voluntarily reduced his cash compensation below $240,000 for the 2003 through 2007 calendar years.

Under the employment agreement, Mr. Platt was entitled to (i) the continuation of his salary for the greater of six months or the remaining term of his employment agreement, with the first six months of such amount being paid in lump sum and any payments in excess of six (6) months being paid beginning six months after termination of employment and (ii) the reimbursement for three months of COBRA premiums if his employment was terminated by ViewCast without cause. These same severance benefits were payable in the event Mr. Platt resigned because of a significant change in the nature and scope of his authority, powers, functions, benefits or duties. In the event ViewCast had terminated Mr. Platt’s employment following a change in control, he would have been entitled to the continuation of his salary for the greater of six months or the remaining term of his employment agreement, with the first six months of such amount being paid in lump sum and any payments in excess of six (6) months being paid beginning six months after termination of employment.
We have entered into an employment agreement with Mr. Stoner. His employment agreement is in effect through August 2009 and is renewed annually with ongoing automatic one-year renewals unless ViewCast or Mr. Stoner elects in advance not to renew the agreement. The employment agreement provides (i) for annual base compensation of $183,000; (ii) for incentive compensation, at our Board of Directors’ discretion, in an amount up to thirty (30) % of base salary at 100% achievement, increasing in a linear fashion for performance in excess of 100%, with no limit, based fifty (50) % on meeting profitability goals and fifty (50) % on meeting revenue growth targets and such other criteria as determined by the Board of Directors, and (iii) for an eighteen (18) month non-compete and non-solicitation period upon termination of Mr. Stoner.
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
We have entered into an employment agreement with Ms. Latham. Her employment agreement is in effect through August 2009 and is renewed annually with ongoing automatic one-year renewals unless ViewCast or Ms. Latham elects in advance not to renew the agreement. The employment agreement provides (i) for annual base compensation of $171,000; (ii) for incentive compensation, at our Board of Directors’ discretion, in an amount up to thirty (30) % of base salary at 100% achievement, increasing in a linear fashion for performance in excess of 100%, with no limit, based fifty (50) % on meeting profitability goals and fifty (50) % on meeting revenue growth targets and such other criteria as determined by the Board of Directors, and (iii) for an eighteen (18) month non-compete and non-solicitation period upon termination of Ms. Latham.
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
We have entered into an employment agreement with Mr. Klembara. His employment agreement is in effect through February 2009 and is renewed annually with ongoing automatic one-year renewals unless ViewCast or Mr. Klembara elects in advance not to renew the agreement. The employment agreement provides (i) for annual base compensation of $165,000; (ii) for incentive compensation deemed appropriate for the position, at our Board of Directors’ discretion, which may be earned for each calendar year, and (iii) for an eighteen (18) month non-compete and non-solicitation period upon termination of employment of Mr. Klembara.

Under the employment agreement, Mr. Klembara will be entitled to (i) a lump sum amount equal to six months of his annual salary in effect on the date of termination, (ii) beginning six months after termination the continuation of his salary for six months and (iii) the reimbursement for six months of COBRA premiums if employment is terminated by ViewCast without cause or by the employee due to a significant change in the nature and scope of the authority, powers, functions, benefits or duties attached to his position. In the event ViewCast terminates employment following a change in control, Mr. Klembara will be entitled to (i) a lump sum amount equal to six months of his annual salary in effect on the date of termination and (ii) beginning six months after termination the continuation of his salary for six months.
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
The following table sets forth information as of March 31, 2009, based on information obtained from public records and our books and records regarding the persons named below, with respect to the beneficial ownership of shares of our Common Stock and Series E Preferred, respectively, by: (i) each person or a group known by us to be the owner of more than five percent (5%) of each class of our outstanding voting securities, (ii) each director, (iii) each executive officer and (iv) all officers and directors as a group. Except as otherwise indicated, each person shown in the table has voting and investment power with respect to the shares listed next to his or her name. Except as otherwise indicated, the address for each person listed in the table below is c/o ViewCast.com, Inc., 3701 W. Plano Parkway, Suite 300, Plano, TX 75075

			Percentage of
	Shares of Common		Outstanding	Shares of Series E		Percentage of
Name and Address of	Stock Beneficially		Common Stock	Preferred Beneficially		Outstanding Series E
Beneficial Owner	Owned		Owned (1),(2)	Owned		Preferred Owned
H.T. ARDINGER, JR	27,296,659	(3)	50.96	80,000	(13)	100
1990 Lakepointe Dr. Lewisville, TX 75057

DAVID RUGGIERI	2,068,500	(4)	5.78	—		—
525 East Olympia Ave. Punta Gorda, FL 33950

DAVID W. BRANDENBURG	1,880,500	(5)	5.25	—		—

GEORGE C. PLATT	897,639	(6)	2.46	—		—

DAVID T. STONER	473,286	(7)	1.31	—		—

LAURIE L. LATHAM	537,546	(8)	1.48	—		—

SHEREL D. HORSLEY	41,662	(9)	*	—		—

JOSEPH AUTEM	139,864	(10)	*	—		—

JOHN W. SLOCUM, JR	51,664	(11)	*	—		—

GARY J. KLEMBARA	99,843	(12)	*	—		—

All executive officers and	4,122,004		11.42	—		—
directors as a group (eight (8) persons)

*	Less than one percent (1%)

(1)
A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from March 31, 2009 upon the exercise of warrants or options. Each beneficial owner’s percentage ownership is determined by assuming that options or warrants that are held by such person (but not those held by any other person) and which are exercisable within 60 days from March 31, 2009 have been exercised. Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them.

(2)
Based on a total of 35,799,703 shares issued and outstanding, excluding treasury stock plus, for each person listed, any Common Stock that person has the right to acquire within 60 days from March 31, 2009 pursuant to options, warrants, conversion privileges, etc.

(3)
Information is based on filings made with the Securities and Exchange Commission under Sections 13 or 16 of the Securities Exchange Act and includes: (i) 181,501 shares owned by Mr. Ardinger’s spouse, (ii) 5,562,687 shares owned by Ardinger Family Trust, (iii) 1,103,448 shares of Common Stock reserved for issuance upon the conversion of $4,000,000 of Series B Convertible Preferred Stock to Common Stock at $3.625 per share, (iv) 3,333,333 shares of Common Stock reserved for issuance upon the conversion of $2,000,000 of Series C Convertible Preferred Stock to Common Stock at $0.60 per share, and (v) 13,333,333 shares of Common Stock reserved for issuance upon the conversion of $8,000,000 of Series E Convertible Preferred Stock to Common Stock at $0.60 per share owned by Ardinger Family Partnership.

(4)	As reported on a Schedule 13G filed with the Securities and Exchange Commission on April 12, 2007.

(5)	Information is based on filings made with the Securities and Exchange Commission under Sections 13 or 16 of the Securities Exchange Act and includes 126,500 shares owned by Mr. Brandenburg’s spouse.

(6)
Includes the following shares issuable under the 1995 Option Plan and the 2005 Stock Incentive Plan upon exercise of options: (i) 300,000 shares exercisable at $7.09 per share, (ii) 50,000 shares exercisable at $2.50 per share, (iii) 200,000 shares exercisable at $1.094 per share, (iv) 70,000 shares exercisable at $0.485 per share, (v) 70,000 shares exercisable at $0.285 per share, (vi) 12,500 shares exercisable at $0.42 per share, and (vii) 44,445 shares exercisable at $0.48 per share.

(7)
Includes the following shares issuable under the 1995 Option Plan and the 2005 Stock Incentive Plan upon exercise of options: (i) 15,000 shares exercisable at $5.5005 per share, (ii) 10,000 shares exercisable at $2.50 per share, (iii) 100,000 shares exercisable at $1.094 per share, (iv) 60,000 shares exercisable at $0.485 per share, (v) 50,000 shares exercisable at $0.285 per share, (vi) 62,500 shares exercisable at $0.42 per share and (vii) 119,792 shares exercisable at $0.48 per share.

(8)
Includes the following shares issuable under the 1995 Option Plan and the 2005 Stock Incentive Plan upon exercise of options: (i) 100,000 shares exercisable at $5.50 per share, (ii) 10,000 shares exercisable at $2.50 per share, (iii) 100,000 shares exercisable at $1.094 per share, (iv) 60,000 shares exercisable at $0.485 per share, (v) 50,000 shares exercisable at $0.285 per share, (vi) 62,500 shares exercisable at $0.42 per share and (vii) 114,583 shares exercisable at $0.48 per share.

(9)	Includes the following shares issuable under the 2005 Stock Incentive Plan upon exercise of options: 33,330 shares exercisable at $0.20 per share and 8,332 shares exercisable at $0.475 per share.

(10)
Includes the following shares issuable under the 1995 Directors Option Plan upon exercise of options: (i) 15,000 shares exercisable at $3.1250 per share, (ii)  10,000 shares exercisable at $7.1405 per share, (iii) 10,000 shares exercisable at $2.50 per share, (iv) 10,000 shares exercisable at $0.755 per share, (v) 10,000 shares exercisable at $0.26 per share, (vi) 10,000 shares exercisable at $0.615 per share, (vii) 10,000 shares exercisable at $0.37 per share; includes 40,000 shares issuable under the 1995 Option Plan upon exercise of options at $3.6250 per share; and under the 2005 Stock Incentive Plan includes 8,332 shares exercisable at $0.39 per share and 8,332 exercisable at $0.475 per share.

(11)
Includes the following shares issuable under the 2005 Stock Incentive Plan upon exercise of options: (i) 16,667 shares exercisable at $0.20 per share and (ii) 8,332 shares exercisable at $0.475 per share.

(12)
Includes the following shares issuable under the 2005 Stock Incentive Plan upon exercise of options: (i) 44,565 shares exercisable at $0.46 per share and (ii) 35,278 shares exercisable at $0.295 per share. (13) All of these shares are held through the Ardinger Family Partnership, Ltd.

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
Board of Directors Independence
The Board of Directors is comprised of a majority of directors who qualify as independent according to NASDAQ Stock Market listing standards. Based upon the term “independent” as defined by NASDAQ Stock Market listing standards, the Board of Directors has determined that four of our six directors (Joseph Autem, Sherel D. Horsley, John W. Slocum, Jr. and David W. Brandenburg) are independent. All members of each of the Audit Committee and the Compensation Committee are independent directors.
Annually, the Board of Directors reviews the relationships that each director has with us and our affiliates as well as the criteria and standards for determining independence. Upon review, the Board of Directors affirmatively determines which directors are considered independent.
None of the executive officers of ViewCast served as a member of the board of directors or as a member of the compensation committee or similar board committee of another entity during 2008, which entity had an executive officer serving on the Board of ViewCast or its Compensation Committee. Consequently, there are no interlocking relationships that might affect the determination of the compensation of executive officers of ViewCast.

Item 14. Principal Accountant Fees and Services
Subject to ratification by the shareholders, the Board of Directors has appointed KBA LLP as our independent registered public accounting firm for the 2009 fiscal year. During the fiscal years ended December 31, 2007 and December 31, 2008, the Company retained KBA LLP to provide audit and other services as follows:

	2007	2008
Audit (1)	$88,615	$87,325
Audit Related Fees (2)	—	3,150
Tax Fees (3)	17,650	21,800
All Other Fees (4)	15,500	5,000

TOTAL	$121,765	$117,275

(1)	Consists primarily of quarterly review and annual audit services

(2)	Consists primarily of review services for Form S-8

(3)	Consists primarily of Federal and State tax services

(4)	Consists primarily of Sarbanes-Oxley compliance services
The Audit Committee does not have a policy for the pre-approval of non-audit services to be provided by the Company’s independent registered public accounting firm. Any such services would be considered on a case-by-case basis. The Audit Committee approved the tax fees for services provided by the independent auditors in fiscal years 2007 and 2008.

Item 15. Exhibits and Financial Statement Schedules.
(a)	Documents filed as part of the Report:
1.	Financial Statements:

Consolidated Balance Sheets at December 31, 2007 and 2008

Consolidated Statements of Operations for the years ended December 31, 2007 and 2008

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2007 and 2008

Consolidated Statements of Cash Flows for the years ended December 31, 2007 and 2008

Notes to Consolidated Financial Statements.

2.	All other schedules are omitted because of they are not required or because the required information is given in the consolidated financial statements or notes thereto.

3.	Exhibits:
EXHIBIT INDEX

Exhibit No.	Description of Exhibit

2.1	Agreement and Plan of Merger and Reorganization (1)

2.2	Asset Purchase Agreement between ViewCast.com, Inc. and Ancept Media Server, LLC, dated March 5, 2009 (26)

2.3	First Amendment to Asset Purchase Agreement between ViewCast.com, Inc. and Ancept Media Server, LLC, dated March 13, 2009 (26)

3.1	Certificate of Incorporation (1)

3.2	Amendment to Certificate of Incorporation (1)

3.3	Restated Bylaws (4)

3.4	Certificate of Designation of Series B Convertible Preferred Stock (2)

3.5	Certificate of Designation of Series C Convertible Preferred Stock (6)

3.6	Certificate of Designation of Series D Redeemable Convertible Preferred Stock (7)

3.7	Certificate of Designation of Series E Convertible Redeemable Preferred Stock (20)

4.1	Form of Common Stock Certificate (1)

4.2	Form of Warrant Certificate (1)

4.3	Form of Warrant Agreement between ViewCast and Continental Stock Transfer & Trust Company (1)

4.4	Form of Representative’s Warrant Agreement (1)

4.5	Notice of Extension of Warrant Expiration Date and Exercise Price Adjustment (5)

4.6	Warrant Issued to Ardinger Family Partnership, LTD (20)

10.1	Form of Indemnification Agreement between ViewCast and Executive Officers and Directors (1)

10.2	Working Capital Line of Credit Loan Agreement between ViewCast and the Ardinger Family Partnership, LTD (3)

10.3	Sublease Agreement between ViewCast and Host Communications, Inc. (6)

10.4	Reserved.

10.5	Revolving Loan Agreement between MMAC Communications Corp. and Keltic Financial Partners, LP dated as of October 11, 2002 (7)

Exhibit No.	Description of Exhibit

10.6	Guarantee of Payment and Performance from ViewCast.com, Inc. to Keltic Financial Partners, LP dated as of October 11, 2002 (7)

10.7	Subordination Agreement by and among Keltic Financial Partners, LP, MMAC Communications Corp. and ViewCast.com, Inc. dated as of October 11, 2002 (7)

10.8	General Security Agreement by and between MMAC Communications Corp. and Keltic Financial Partners, LP dated as of October 11, 2002 (7)

10.9	Revolving Note by MMAC Communications Corp. in favor of Keltic Financial Partners, LP dated as of October 11, 2002 (7)

10.10	ViewCast.com, Inc. 2005 Stock Incentive Plan (14)

10.11	ViewCast.com, Inc. 2005 Employee Stock Purchase Plan (15)

10.12	Reserved.

10.13	Reserved.

10.14	Reserved.

10.15	Form of Amended and Restated Security Agreement dated October 15, 2003 between ViewCast.com, Inc. and the Ardinger Family Partnership, LTD (8)

10.16	Form of Amended and Restated Pledge Agreement dated October 15, 2003 between ViewCast.com, Inc. and the Ardinger Family Partnership, LTD (8)

10.17	Form of First Amendment to the Revolving Loan Agreement dated October 11, 2003 between Delta Computec Inc. and Keltic Financial Partners, LP (8)

10.18	Reserved.

10.19	Reserved.

10.20	Third Amendment dated as of December 10, 2004 to Revolving Loan Agreement between MMAC Communications Corp. and Keltic Financial Partners, LP dated as of October 11, 2002 (9)

10.21	Fourth Amendment dated as of January 10, 2005 to Revolving Loan Agreement between MMAC Communications Corp. and Keltic Financial Partners, LP dated as of October 11, 2002 (9)

10.22	Fifth Amendment dated as of February 15, 2005 to Revolving Loan Agreement between MMAC Communications Corp. and Keltic Financial Partners, LP dated as of October 11, 2002 (9)

10.23	Notice of Lower Temporary Conversion Price dated March 21, 2005 (10)

10.24	Letter Agreement Amending Revolving and Term Credit Facility dated March 22, 2005 (10)

10.25	Sixth Amendment, dated as if April 15, 2005, to Revolving Loan Agreement Between MMAC Communications Corp. and Keltic Financial Partners, LP dated as of October 11, 2002 (11)

10.26	Seventh Amendment, dated as if July 15, 2005, to Revolving Loan Agreement Between MMAC Communications Corp. and Keltic Financial Partners, LP dated as of October 11, 2002 (12)

10.27	Letter Agreement Amending Revolving and Term Credit Facility dated July 22, 2005 (13)

10.28	Eighth Amendment, dated as if October 11, 2005, to Revolving Loan Agreement Between MMAC Communications Corp. and Keltic Financial Partners, LP dated as of October 11, 2002 (16)

10.29	Reserved.

10.30	Office Lease Agreement between ViewCast and TR Plano Parkway Partners, L.P. (17)

10.31	Letter Agreement Amending Revolving and Term Credit Facility dated March 20, 2006 (18)

10.32	Office Lease Agreement between ViewCast and Valwood Centreport, LP (19)

10.33	Registration Rights Agreement by and among ViewCast and Ardinger Family Partnership, Ltd. Dated as of December 11, 2006 (20)

Exhibit No.	Description of Exhibit

10.34	Second Amended Loan and Security Agreement dated as of December 11, 2006 (20)

10.35	Exchange Agreement dated as of December 11, 2006 by and among ViewCast, Osprey Technoligies, Inc. and Videoware, Inc. and Ardinger Family Partnership, Ltd. (20)

10.36	Employment Agreement by and between ViewCast Corporation and David T. Stoner effective as of March 1, 2007 (21)

10.37	2007 Executive Incentive Compensation Plan for David T. Stoner (21)

10.38	Employment Agreement by and between ViewCast Corporation and Laurie L. Latham effective as of March 1, 2007 (21)

10.39	2007 Executive Incentive Compensation Plan for Laurie L. Latham (21)

10.40	Purchase and Sale Agreement/Security Agreement by and among ViewCast.com, Inc., Osprey Technologies, Inc., Videoware, Inc. and Amegy Bank National Association, dated June 29, 2007 (22)

10.41	Amendment to Purchase and Sale Agreement/Security Agreement by and among ViewCast.com, Inc., Osprey Technologies, Inc., Videoware, Inc. and Amegy Bank National Association, dated June 29, 2007 (22)

10.42	Employment Agreement by and between ViewCast.com, Inc. and Gary Klembara effective September 1, 2007 (23)

10.43	First Amendment to Amended and Restated Security Agreement by and among Ardinger Family Partnership, Ltd., ViewCast.com, Inc., Osprey Technologies, Inc. and Videoware, Inc. (24)

10.44	First Amendment to Warrant to Purchase Common Stock by and between ViewCast.com, Inc. and Ancept Media Server, LLC, dated February 27, 2009. (25)

14.1	Code of Ethics (24)

21.1	Subsidiaries of ViewCast.com, Inc. (25)

23.1	Consent of KBA Group LLP *

31.1	Rule 13a-14(a)/15d-14(a) Certifications *

32.1	Statement 1350 Certifications *

*	Filed herewith.

(1)	Incorporated by reference to the Registration Statement on Form SB-2 and all amendments thereto as declared effective on February 4, 1997

(2)	Incorporated by reference to Form 8-K filed March 15, 1999.

(3)	Incorporated by reference to Form 10-KSB filed March 26, 1999.

(4)	Incorporated by reference to Form S-3 filed June 30, 2000.

(5)	Incorporated by reference to Form 8-K filed January 23, 2002.

(6)	Incorporated by reference to Form 10-K filed April 16, 2002.

(7)	Incorporated by reference to Form 8-K filed October 25, 2002.

(8)	Incorporated by reference to Form 10-QSB filed November 14, 2003.

(9)	Incorporated by reference to Form 8-K filed March 25, 2005.

(10)	Incorporated by reference to Form 8-K filed March 25, 2005.

(11)	Incorporated by reference to Form 8-K filed April 21, 2005.

(12)	Incorporated by reference to Form 8-K filed July 18, 2005.

(13)	Incorporated by reference to Form 8-K filed July 27, 2005.

(14)	Incorporated by reference to Appendix A to Proxy Statement filed September 9, 2005.

(15)	Incorporated by reference to Appendix B to Proxy Statement filed September 9, 2005.

(16)	Incorporated by reference to Form 8-K filed October 17, 2005.

(17)	Incorporated by reference to Form 8-K filed January 17, 2006.

(18)	Incorporated by reference to Form 8-K filed March 23, 2006.

(19)	Incorporated by reference to Form 8-K filed November 2, 2006.

(20)	Incorporated by reference to Form 8-K filed December 15, 2006.

(21)	Incorporated by reference to Form 10-KSB/A filed April 30, 2007.

(22)	Incorporated by reference to Form 8-K filed July 6, 2007.

(23)	Incorporated by reference to Form 8-K filed September 5, 2007.

(24)	Incorporated by reference to Form 8-K filed November 4, 2008.

(25)	Incorporated by reference to Form 8-K filed March 5, 2009.

(26)	Incorporated by reference to Form 8-K filed March 23, 2009.

(27)	Incorporated by reference to Form 10-KSB filed March 30, 2004.

(28)	Incorporated by reference to “Item 1. Description of Business-Overview” of this report.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date	ViewCast.com, Inc.

April 30, 2009	By:	/s/ Laurie L. Latham Laurie L. Latham
Chief Financial Officer and Senior Vice President of Finance and Administration
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date

April 30, 2009	By:	/s/ David T. Stoner David T. Stoner Director and Chief Executive Officer (Principal Executive Officer)

April 30, 2009	By:	/s/ Laurie L. Latham Laurie L. Latham Chief Financial Officer and Senior Vice President of Finance and Administration (Principal Accounting and Financial Officer)

April 30, 2009	By:	/s/ George C. Platt George C. Platt Director

April 30, 2009	By:	/s/ Joseph W. Autem Joseph W. Autem Director

April 30, 2009	By:	/s/ Sherel D. Horsley Sherel D. Horsley Director

April 30, 2009	By:	/s/ John W. Slocum, Jr. John W. Slocum, Jr. Director

April 30, 2009	By:	/s/ David W. Brandenburg David W. Brandenburg Director

EXHIBIT INDEX FOR DOCUMENTS FILED WITH THIS REPORT

Exhibit
No.	Description of Exhibit

23.1	Consent of KBA Group LLP

31.1	Rule 13a-14(a)/15d-14(a) Certifications

32.1	Section 1350 Certifications