Form 10-Q
period 2009-03-31
VIEWCAST COM INC
filed 2009-05-14
CIK 921313

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2009
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (S232.405 of this chapter) during the preceding 12 months(or for such period that the registrant was required to submit and post such files). Yes ☐ No ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.
As of April 30, 2009, there were 35,822,230 shares of common stock, par value $0.0001 per share.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
Certain statements in this Quarterly Report on Form 10-Q under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Report constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements regarding ViewCast’s expectations, beliefs, hopes, intentions or strategies regarding the future. These statements involve known and unknown risks, uncertainties, and other factors that may cause ViewCast or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, product demand and market acceptance risks, the impact of competitive products and pricing, product development, commercialization and technological difficulties, capacity and supply constraints or difficulties, general business and economic conditions, the availability of sufficient working capital, the ability to service our debt, continued losses, the ability to successfully integrate acquired operations, the effect of our accounting policies and other risks detailed in our Annual Report on Form 10-K for the year ended December 31, 2008, as amended by Amendment No. 1 thereto, and other filings with the Securities and Exchange Commission.
In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “expects”, “should”, “anticipates”, “believes”, “estimates”, “predicts”, “plans”, “potential”, “intends” or “continue” or the negative of such terms or other comparable terminology.
Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot assure you of future results, levels of activity, performance, or achievements. We are under no duty, nor do we undertake any obligation, to update any of the forward-looking statements after the date of this report to conform such statements to actual results.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
VIEWCAST.COM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	March 31,
	2008	2009
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,579,683	$1,533,680
Accounts receivable, less allowance for doubtful accounts of $82,317 and $103,961 at December 31, 2008 and March 31, 2009, respectively	2,654,217	1,611,811
Inventories, net	2,824,236	2,922,046
Prepaid expenses	352,089	467,170

Total current assets	7,410,225	6,534,707

Property and equipment, net	772,290	817,489
Goodwill	—	620,002
Intangible assets, net	423,028	1,419,780
Deposits	48,177	48,129

Total assets	$8,653,720	$9,440,107

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,106,892	$788,459
Accrued expenses	1,143,882	1,500,846
Stockholder accrued interest	169,846	84,923
Current maturities of long-term debt and stockholder notes payable	159,032	220,397

Total current liabilities	2,579,652	2,594,625

Long-term debt, less current maturities	38,172	32,739
Stockholder notes payable, less current maturities	5,012,827	4,948,559

Total liabilities	7,630,651	7,575,923

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.0001 par value, authorized 5,000,000 shares:
Series B convertible — issued and outstanding shares — 800,000 — liquidation value of $16 per share as of December 31, 2008 and March 31, 2009	80	80
Series C convertible — issued and outstanding shares — 200,000 — liquidation value of $31 and $32 per share as of December 31, 2008 and March 31, 2009, respectively	20	20
Series E convertible — issued and outstanding shares — 80,000 — liquidation value of $104 per share as of December 31, 2008 and March 31, 2009	8	8
Common stock, $.0001 par value, authorized 100,000,000 shares:
Issued shares — 32,419,886 and 36,061,200 at December 31, 2008 and March 31, 2009, respectively	3,242	3,606
Additional paid-in capital	70,153,562	71,529,650
Accumulated deficit	(69,121,937)	(69,657,274)
Treasury stock, 261,497 shares at cost	(11,906)	(11,906)

Total stockholders’ equity	1,023,069	1,864,184

Total liabilities and stockholders’ equity	$8,653,720	$9,440,107

The accompanying notes are an integral part of these condensed consolidated statements.

VIEWCAST.COM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months ended
	March 31,
	2008	2009

Net sales	$4,116,466	$4,217,035

Cost of sales	1,337,609	1,578,037

Gross profit	2,778,857	2,638,998

Operating expenses:
Selling, general and administrative	1,675,050	2,246,115
Research and development	745,644	736,043
Depreciation and amortization	112,253	157,668

Total operating expenses	2,532,947	3,139,826

Operating income	245,910	(500,828)

Other income (expense):
Interest expense (including $50,565 and $33,465 of expense to related parties)	(52,661)	(35,643)
Interest income	12,456	1,134

Total other expense	(40,205)	(34,509)

Income tax expense	(4,800)	—

NET INCOME (LOSS)	$200,905	$(535,337)

Net loss applicable to common stockholders
Preferred stock dividends	(205,029)	(205,000)

	$(4,124)	$(740,337)

Net loss per share
Basic	$(0.00)	$(0.02)

Diluted	$(0.00)	$(0.02)

Weighted average number of common shares outstanding
Basic	32,080,256	33,136,652

Diluted	32,080,256	33,136,652

The accompanying notes are an integral part of these condensed consolidated statements.

VIEWCAST.COM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31,2009
(UNAUDITED)

	Series B		Series C		Series E
	Convertible		Convertible		Convertible				Additional			Total
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated	Treasury	Stockholders’
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Shares	Par Value	Capital	Deficit	Stock	Equity (Deficit)

Balances, December 31, 2008	800,000	$80	200,000	$20	80,000	$8	32,419,886	$3,242	$70,153,562	$(69,121,937)	$(11,906)	$1,023,069

Stock based compensation expense	—	—	—	—	—	—	—	—	36,452	—	—	36,452

Exercise of warrants	—	—	—	—	—	—	2,500,000	250	939,750	—	—	940,000

Stock issuance for acquisition	—	—	—	—	—	—	1,141,314	114	399,886	—	—	400,000

Net loss	—	—	—	—	—	—	—	—	—	(535,337)	—	(535,337)

Balances, March 31, 2009	800,000	$80	200,000	$20	80,000	$8	36,061,200	$3,606	$71,529,650	$(69,657,274)	$(11,906)	$1,864,184

The accompanying notes are an integral part of these condensed consolidated statements.

VIEWCAST.COM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the three months ended
	March 31,
	2008	2009
Operating activities:
Net income (loss)	$200,905	$(535,337)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Bad debt expense	13,935	21,644
Depreciation of property and equipment	84,851	104,851
Amortization of intangible assets	27,402	52,817
Stock based compensation expense	24,914	36,452
Changes in operating assets and liabilities : (net of effect of acquisition)
Accounts receivable	550,216	1,221,120
Inventories	592,579	(97,809)
Prepaid expenses	(116,857)	(114,666)
Deposits	(2,128)	48
Accounts payable	109,217	(318,433)
Accrued expenses	123,598	18,028
Stockholder accrued interest	27,487	(84,923)

Net cash provided by operating activities	1,636,119	303,792

Investing activities:
Capitalized software development costs	(21,122)	(115,569)
Purchase of property and equipment	(41,247)	(134,468)
Cash paid for acquisition	—	(1,031,422)
Net cash used in investing activities	(62,369)	(1,281,459)

Financing activities:
Net proceeds from exercise of warrants	—	940,000
Repayments of long-term debt	(5,604)	(8,336)

Net cash provided by (used in) financing activities	(5,604)	931,664

Net increase (decrease) in cash and cash equivalents	1,568,146	(46,003)

Cash and cash equivalents, beginning of period	1,135,416	1,579,683

Cash and cash equivalents, end of period	$2,703,562	$1,533,680

Supplemental cash flow information:
Cash paid for interest	$25,175	$120,566

Non-cash items:
Stock issued for acquisition	$—	$400,000
Acquisition of property and equipment under capital leases	$48,361	$—
The accompanying notes are an integral part of these condensed consolidated statements.

ViewCast.com, Inc. and Subsidiaries
Note to Condensed Consolidated Financial Statements
1. Basis of Presentation
The accompanying unaudited interim consolidated financial statements include the accounts of ViewCast.com, Inc. and its wholly-owned subsidiaries, Osprey Technologies, Inc., VideoWare, Inc., Ancept Corporation, previously known as ViewCast Online Solutions, Inc., and Viewcast Technology Services Corporation (collectively, the “Company” or “ViewCast”). All material inter-company accounts and transactions have been eliminated in consolidation.
The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, as amended by Amendment No. 1 thereto, filed with the Securities and Exchange Commission.
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
2. Acquisition
On March 13, 2009 the Company acquired certain assets (the “Ancept Assets”) of Ancept Media Server, LLC (“Seller”) for $1,431,422. The Company (i) paid to the Seller’s lender $1,000,000 in cash, (ii) paid to the Seller $31,422 in cash, which is the difference between $170,000 in cash less a holdback amount of $138,578 based on the difference in accounts receivables and deferred revenue as of March 13, 2009, subject to adjustment, if any, in the future based on actual collected accounts receivable, (iii) issued to Seller $400,000 in Company common stock which resulted in the issuance of 1,141,314 shares based on the weighted average closing price of the Company’s common stock for the ten trading days immediately prior to the closing of the transaction, which was $0.35047, and (iv) assumed deferred revenue liabilities related to the Ancept Assets. The primary purpose of the acquisition was to enable the Company to expand its global business presence with a complete portfolio of solutions that encompasses live and on-demand video encoding, management and delivery.

ViewCast.com, Inc. and Subsidiaries
Note to Condensed Consolidated Financial Statements — Continued
The following table summarizes the assets acquired and liabilities assumed as of the closing date:

Accounts receivable	$160,760
Prepaid expenses	415
Software	850,000
Customer related intangible assets	60,000
Non-compete agreements	24,000
Goodwill	620,002
Fixed assets	15,583

Total assets acquired	1,730,760
Liabilities assumed	(299,338)

Net assets acquired	$1,431,422

The acquisition was accounted for using the purchase method of accounting. Intangible assets will be amortized over their estimated useful life of three to seven years. The purchase price allocated to the intangible assets was determined by management’s estimate with the assistance of a professional valuation group. Goodwill represents the excess of purchase consideration over the fair value of assets acquired. In the event that the Company enters into certain key contracts with either one of two specified entities to redistribute or resell in volume certain Ancept products by the second anniversary of the Closing, the Company shall issue $100,000 of additional shares of the Company’s common stock to the Seller, with a value per share based on the weighted average closing price of the Company’s common stock for the ten trading days immediately prior to finalizing such agreement. Further, Seller is eligible to receive an earn-out amount equal to 5% of the Company’s net revenue relating solely to certain business related to the Ancept Assets that is in excess of $2,000,000 for each of the two years following the Closing. The goodwill acquired may be amortized for federal income tax purposes.
The following unaudited pro forma summary approximates the consolidated results of operations as if the acquisition disclosed above had occurred as of January 1, 2008, after giving effect to certain adjustments, including allocation of specifically identifiable expenses. The pro forma financial information does not purport to be indicative of the results of operations that would have occurred had the transactions taken place at the beginning of the period presented or of future results of operations.

	For the three months ended
	March 31,
	2008	2009

Net sales	4,614,301	4,377,662

Net income (loss) applicable to common stockholders	$45,082	$(787,965)

Basic and diluted net income (loss) per common share applicable to common stockholders	$0.00	$(0.02)
Weighted average number of common shares outstanding (basic and diluted)	33,221,570	34,049,703

ViewCast.com, Inc. and Subsidiaries
Note to Condensed Consolidated Financial Statements — Continued
3. Accounts Receivable
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
Changes in the Company’s allowance for doubtful accounts for the three months ended March 31, 2008 and 2009 are as follows:

	For the three months ended
	March 31,
	2008	2009
	(Unaudited)	(Unaudited)
Beginning balance	$30,390	$82,317
Bad debt expense	13,935	21,644

Ending balance	$44,325	$103,961

4. Inventories
Inventories consist of the following:

	December 31,	March 31,
	2008	2009
		(Unaudited)
Purchased materials	$1,670,260	$1,848,290
Finished goods	1,207,518	1,145,747
Reserve	(53,542)	(71,991)

	$2,824,236	$2,922,046

5. Intangible Assets
Intangible assets consisted of the following:

	December 31,	March 31,
	2008	2009
Customer lists	$—	$60,000
Non-compete agreements	—	24,000
Capitalized software	1,385,215	2,350,784
Patents	102,594	102,594
Less accumulated amortization	(1,064,781)	(1,117,598)

	$423,028	$1,419,780

ViewCast.com, Inc. and Subsidiaries
Note to Condensed Consolidated Financial Statements — Continued
Amortization expenses consist of the following:

	For the three months ended
	2008	2009
Customer lists	$—	$387
Non-compete agreements	—	580
Capitalized software	25,985	50,341
Patents	1,417	1,509

	$27,402	$52,817

Future amortization expense associated with these intangible assets is as follow:

Year ended December 31,

2009	$256,536
2010	305,317
2011	240,948
2012	150,708
2013	139,464
Thereafter	326,807

$1,419,780

6. Accrued Expenses
Accrued expenses consist of the following:

	December 31,	March 31,
	2008	2009
		(Unaudited)
Accrued compensation	$302,310	$321,870
Accrued warranty	199,446	201,201
Accrued inventory purchases	39,595	23,953
Customer deposits	122,321	69,182
Deferred rent	73,484	66,677
Deferred revenue	156,611	453,282
Accrued taxes and other	250,115	364,681

	$1,143,882	$1,500,846

ViewCast.com, Inc. and Subsidiaries
Note to Condensed Consolidated Financial Statements — Continued
7. Warranty Reserves
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
The following table below shows the changes in accrued warranty expense for the three months ended March 31, 2008 and 2009:

	For the three months ended
	March 31,
	2008	2009
	(Unaudited)	(Unaudited)
Beginning balance	$133,940	$199,446
Charged to expense	33,827	9,395
Usage	(3,611)	(7,640)

Ending balance	$164,156	$201,201

8. Property and Equipment
Property and equipment, at cost, consists of the following:

	Estimated
	Useful Life	December 31,	March 31,
	(Years)	2008	2009
			(Unaudited)
Service equipment	3	$242,362	$242,362
Computer equipment	2 to 7	420,398	$447,025
Software	3 to 5	184,038	$184,038
Leasehold improvements	1 to 5	172,697	$172,697
Office furniture and equipment	5 to 7	1,136,470	$1,259,894

		2,155,965	2,306,016

Less accumulated depreciation and amortization		(1,383,675)	(1,488,527)

		$772,290	$817,489

9. Long-Term Debt
Since October 1998, the Company has maintained a credit facility with an entity controlled by its largest stockholder, Mr. H.T. Ardinger. On October 31, 2008, ViewCast.com, Inc., Osprey Technologies, Inc. and VideoWare, Inc. (jointly and severally, “the Borrower”) amended the terms and conditions of the loan and security agreement with the Ardinger Family Partnership, Ltd. Under the amended terms the $1,250,000 of the primary principal and $3,891,361 of the secondary principal mature December 31, 2012, subject to certain earlier payment conditions. The interest on the primary principal amount will accrue and be paid monthly based on an interest rate per annum which is the greater of 5.0% or the effective prime rate plus 0.75% (4.00% as of December 31, 2008 and March 31, 2009). Interest on the secondary principal shall accrue based on the effective Applicable Federal Rate, as defined in the agreement, (2.85% and 1.94% as of December 31, 2008 and March 31, 2009, respectively). The amended terms call for interest to be paid monthly; and previously accrued interest ($84,923 at March 31, 2009) to be paid in approximately equal monthly payments from October 31, 2008, through June 30, 2009. Beginning of July 31, 2009, minimum monthly principal payments of $21,422 will be made, in additional to the monthly interest payments. Any amounts remaining on December 31, 2012, will become due on that date. The amended note agreement is secured by all the assets of the Borrower.

ViewCast.com, Inc. and Subsidiaries
Note to Condensed Consolidated Financial Statements — Continued
The Company’s long-term debt consists of:

	December 31, 2008	March 31, 2009
Aggregate of the Outstanding Principal (“Primary Principal Amount”) as amended, with interest only due monthly at a rate per annum equal to the greater of 5% or prime plus 0.75%. (4.0% at December 31, 2008 and March 31, 2009)	$1,250,000	$1,250,000
Accrued and Outstanding Interest (“Secondary Principal Amount”), with monthly principal payments of $21,422 plus interest at a rate per annum equal to the lesser of Applicable Federal Rate (2.85% and 1.94% at December 31, 2008 and March 31, 2009, respectively) or 9.5% fixed rate, matures December 31, 2012.	3,891,361	3,891,361
Other debt	68,670	60,334

Total long-term debt	5,210,031	5,201,695
Less current maturities	(159,032)	(220,397)

Total long-term debt less current maturities	$5,050,999	$4,981,298

10. Warrants
On February 27, 2009, the Company entered into an amendment to the warrant to purchase common stock, dated December 11, 2006, (the “Amendment”) by and between the Company and the Ardinger Family Partnership, Ltd. The general partner of the Ardinger Family Partnership, Ltd is H.T. Ardinger, Jr., the Company’s largest stockholder. Pursuant to the Amendment, the Company agreed to reduce the per share warrant exercise price to the average closing price for the five consecutive trading days ending on February 27, 2009 on the Over-The-Counter Bulletin Board in exchange for the Ardinger Family Partnership agreeing to exercise the Warrant on or prior to March 5, 2009 with the proceeds to be used by the Company for the Ancept asset acquisition (see Note 2). On March 5, 2009, the Ardinger Family Partnership, Ltd exercised the outstanding warrant to purchase 2,500,000 shares of the Company’s unregistered common stock at the amended exercise price of $0.376 per share and the Company received proceeds of $940,000. Following is a summary of warrant activity from January 1, 2009 through March 31, 2009:

	Warrants
			Weighted-
	Number	Exercise	Average
	of Warrants	Price	Exercise Price
Outstanding and exercisable at January 1, 2008	2,500,000	$0.48	$0.48

Exercised	(2,500,000)	0.376	0.376

Outstanding and exercisable at March 31, 2009	—

At March 31, 2009, the Company had no outstanding warrants.

ViewCast.com, Inc. and Subsidiaries
Note to Condensed Consolidated Financial Statements — Continued
11. Earnings Per Share Data
Basic earnings per share (“EPS”) is calculated by dividing net income or loss applicable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is calculated by using the weighted-average number of common shares outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the dilutive potential shares of common stock had been issued. Dilutive potential shares of common stock include convertible preferred stock, options and warrants which are exercisable based on the average market price during the period. The average market price of the common stock was $0.3515 during the three months ended March 31, 2009. For periods presented, the computation of diluted loss per share excludes the portion of convertible preferred stock, options and warrants that are anti-dilutive.
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2008	2009
	(Unaudited)	(Unaudited)
Net income (loss) applicable to common stockholders — numerator for basic and diluted earnings per share	$(4,124)	$(740,337)

Weighted — average common shares and dilutive potential common shares outstanding — denominator for dilluted earning per share	32,080,256	33,136,652

Net income (loss) per share:
Basic	$(0.00)	$(0.02)

Diluted	$(0.00)	$(0.02)

Anti-dilutive securities excluded from diluted earnings per share:
Stock options	3,326,267	4,019,310
Warrants	2,500,000	—
Convertible preferred stock — Series B	2,206,896	2,206,896
Convertible preferred stock — Series C	3,333,333	3,333,333
Convertible preferred stock — Series E	15,686,274	13,333,333
12. Stock-Based Compensation
The Company has various stock-based employee compensation plans, which are described more fully in Note 8 of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, as amended by Amendment No. 1 thereto.
Stock-based compensation expense recognized under SFAS 123(R) was $24,914 and $36,452 for the three months ended March 31, 2008 and March 31, 2009, respectively. There were no new options granted by the Company during the three months ended March 31, 2009. Stock-based compensation expense recognized in the Company’s Statement of Operations for the first three months of 2008 and 2009 includes compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). Stock-based compensation expense recognized in the Company’s Statement of Operations for the first three months of 2008 and 2009 is based on awards ultimately expected to vest and has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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
At March 31, 2009, the balance of unearned stock-based compensation to be expensed in future periods related to unvested share-based awards, as adjusted for expected forfeitures, is approximately $201,167. The weighted-average period over which the unearned stock-based compensation is expected to be recognized is approximately three years.
Following is a summary of stock option activity from January 1, 2009 through March 31, 2009:

	Stock Options
			Weighted-
			Average
	Number	Price Per	Exercise Price
	of Shares	Share	Per Share
Outstanding at December 31, 2008	4,065,935	$0.20 – $7.14	$1.42

Granted	—
Exercised	—
Canceled/forfeited	(63,250)	0.30 – 3.63	3.08

Outstanding at March 31, 2009	4,002,685	$0.20 – $7.14	$1.39

The following information applies to options outstanding at March 31, 2009:

		Weighted-
		Average	Weighted-		Weighted-
Range of	Outstanding at	Remaining	Average	Exercisable at	Average
Exercise	March 31,	Contractual	Exercise	March 31,	Exercise
Prices	2009	Life	Price	2009	Price
$0.01 – 1.00	2,837,335	5.4	$0.40	1,678,103	$0.40
1.01 – 2.00	541,350	1.9	1.12	541,350	1.12
2.01 – 3.00	81,000	1.3	2.50	81,000	2.50
3.01 – 4.00	2,500	1.2	3.52	2,500	3.52
4.01 – 5.00	12,500	0.6	4.53	12,500	4.53
5.01 – 6.00	116,000	0.7	5.44	116,000	5.44
7.01 – 8.00	412,000	0.5	7.09	312,000	7.09

	4,002,685	4.2	$1.39	2,743,453	$1.60

ViewCast.com, Inc. and Subsidiaries
Note to Condensed Consolidated Financial Statements — Continued
13. Income Taxes
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
At December 31, 2008 the Company has federal income tax net operating loss carryforwards of approximately $69,000,000. The Company recognized no federal income tax benefit in the first quarter of 2009 as it has recorded a valuation allowance to reduce all deferred tax assets to zero.
14. Related Party Transactions
As discussed in Note 9, the Company has two outstanding notes payable to its largest stockholder, Mr. H.T. Ardinger. In addition, the source of a significant portion of the cash paid to Ancept Media Server, LLC for the purchase of the Ancept Assets (more fully described in Note 2) was obtained by the Company pursuant to the warrant exercise on March 5, 2009 by H.T. Ardinger and the Ardinger Family Partnership, Ltd for the purchase 2,500,000 shares of the Company’s unregistered common stock at an amended exercise price of $0.376 per share, pursuant to which the Company received proceeds of $940,000. See Note 10 for related party warrant activity.
15. Accounts Receivable Loan Facility
On June 29, 2007, the Company entered into a Purchase and Sale Agreement/Security Agreement (the “Agreement”) with Amegy Bank National Association, a national banking association (“Amegy”). The Agreement provides the Company with an accounts receivable loan facility to provide a source of working capital. As of March 31, 2009 the Company had no borrowings under this facility.
16. Preferred Stock Dividend
There were no preferred stock dividends declared or paid during the three months ended March 31, 2009. The Series B and Series C preferred stock issues carry cumulative dividends of 8% and 9% per year, respectively, and are generally payable semi-annually in arrears in cash or in ViewCast common stock, at ViewCast’s option. Accrued dividends on preferred shares are: Series B-$4,666,667, Series C-$1,332,500. Holders of Series B and Series C preferred stock have no voting rights except as required by law. The Series E preferred stock has no dividend feature.

ViewCast.com, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operation
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation
The following information should be read in conjunction with our consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q. The following discussion may contain forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed below under “Special Note Regarding Forward-Looking Statements.”
Overview
ViewCast.com, Inc., doing business as ViewCast Corporation (“ViewCast”), develops industry-leading hardware and software for the transformation and delivery of professional-quality video over IP and mobile networks. ViewCast’s award-winning solutions simplify the complex workflows required for the Web-based streaming of news, sports, music, and other video content to computers and mobile devices, empowering broadcasters, businesses, and governments to reach and expand their audiences easily and effectively. ViewCast Niagara® streaming appliances, Osprey® video capture cards Niagara SCX® encoding and management software provide the highly reliable technology required to deliver the multiplatform experiences driving today’s digital media market. ViewCast markets and sells its products and professional services worldwide directly to end-users or through indirect channels including original equipment manufacturers (“OEMs”), value-added resellers (“VARs”), resellers, distributors and computer system integrators. ViewCast is focused on growth by leveraging the digital media market expansion and our product solutions to capitalize on sales opportunities. ViewCast believes that emphasis on revenue and market share growth will enable it to realize long-term profitability and stockholder value.
With the purchase of assets from Ancept Media Server, LLC (the “Ancept Assets”) in March 2009 pursuant to the terms of an Asset Purchase Agreement dated March 5, 2009, as amended, by and between ViewCast and Ancept Media Server, LLC, ViewCast has expanded its software solutions into digital asset management and workflow software solutions, enabling ViewCast to offer products to its customers that provide for the management of the life cycle phases of digital media. ViewCast’s wholly owned subsidiary, ViewCast Online Solutions, Inc., was renamed Ancept Corporation (“Ancept”) and operates the Ancept business. Ancept develops software solutions to manage and automate media, from production to scheduling, editing, processing and content distribution. Ancept leverages the power of IBM® Filenet ® and IBM Content Manager to deliver scalable digital media management solutions that automate complex media workflows. These solutions enable our customers to save operating costs while scaling their media management applications.

ViewCast.com, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operation — Continued
Critical Accounting Policies
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

•
Purchase Accounting, Goodwill and Intangible Assets — We use the purchase method of accounting for our business acquisition, accordingly, the statement of operation include the results of acquired business since the date of acquisition. The assets acquired and liabilities assumed are recorded at their estimated fair value as determined by management and supported by an independent third-party valuation.

Goodwill arising from the acquisitions of business is recorded as the excess of the purchase price over the estimated fair value of the net assets of the business acquired. Statement of Financial Accounting Standards No. 142 (“Goodwill and Other Intangible Assets”) provides that goodwill is to be tested for impairment annually or more frequently if circumstances indicate potential impairment. Consistent with this standard, we will review goodwill, as well as other intangible assets and long-term assets, for impairment annually or more frequently as warranted, and if circumstances indicate that the recorded value of any such other asset is impaired, such asset is written down to its new, lower fair value. If any item of goodwill or such other asset is determined to be impaired, an impairment loss would be recognized equal to the amount by which the recorded value exceeds the estimated fair market value.

ViewCast.com, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operation — Continued
Results of Operations
Three Months Ended March 31, 2009 compared to
Three Months Ended March 31, 2008.
Net Sales. During the first quarter ended March 31, 2009, net sales increased $100,569 to $4,217,035 from $4,116,466 in the first quarter 2008, representing a 2.4% increase. The overall increase was due to an increase in Niagara® system revenue which was offset by a decrease in Osprey® capture card revenue. Net sales improved for the first quarter by 24% in the North America sales region, partially offset by sales declines of 47% in the Europe, Middle East and Africa (“EMEA”) and 4% in the Pacific Rim/South America sales regions. The decline in the global economy was partially offset by higher than expected Niagara OEM orders. We expect to see poor economic conditions to continue to restrain customer budgets although substantial ongoing sales activity may indicate potential increased demand once spending restraints are relaxed later in the year.
Osprey Product Sales. During the three months ended March 31, 2009, Osprey sales decreased $761,228 to $1,810,261 from $2,571,489 in the first quarter 2008, representing a 29.6% decrease from the 2008 levels and 42.9% of total first quarter 2009 revenues, compared to 62.5% in 2008. The decrease in 2009 first quarter sales was due to sales declines in all sales regions. Due to the global economic recession, sales of these products in the first quarter of 2009 were negatively affected.
ViewCast Niagara® Streaming/Encoding System Sales. During the three months ended March 31, 2009, combined system sales increased $797,732 to $2,288,381 from $1,490,649 in the first quarter 2008, representing a 53.5% increase from the 2008 levels and 54.3% of total first quarter 2009 revenue, compared to 36.2% in 2008. The increase in 2009 first quarter sales was primarily due to a 107% increase in sales in the North America sales region due to increased Niagara OEM orders, partially offset by sales declines of 73% in the EMEA and 19% in the Pacific Rim/South America sales regions.
Other Revenues. During the three months ended March 31, 2009, other revenues consisting of software maintenance, training, engineering consulting fees and professional services increased $64,065 to $118,393 from $54,328 in the first quarter 2008, representing a 117.9% increase from the 2008 levels and 2.8% of total first quarter 2009 revenue, compared to 1.3% in 2008. This increase was primarily due to ViewCast’s newly acquired Ancept business, which contributed $52,947 to the first quarter 2009 revenue, representing 1.2% of total revenue.
Cost of Sales/Gross Profit. During the three months ended March 31, 2009, cost of sales increased $240,428 to $1,578,037 from $1,337,609 in the first quarter 2008, representing an 18.0% increase from the 2008 levels and 37.4% of total first quarter 2009 revenue, compared to 32.5% in 2008. Gross profit margin decreased $139,859 to $2,638,998 from $2,778,857 in the first quarter 2008, representing a 5.0% decrease from the 2008 levels and 62.6% of total first quarter 2009 revenue, compared to 67.5% in 2008. The decrease in gross margin was primarily due to a higher percentage of sales derived from the lower margin system products versus the higher margin Osprey products.
We expect future margins for the video products to remain comparable to historical margins in the 55%-65% range. Margins will be affected quarter to quarter by promotional activities, price adjustments, cost of materials, inventory obsolescence, the introduction of new products and the sales mix between the products, software and third party products sold in any one reporting period.
Selling, General and Administrative Expenses. During the three months ended March 31, 2009, selling, general and administrative expenses increased $571,065 to $2,246,115 from $1,675,050 in the first quarter 2008, representing a 34.1% increase from the 2008 levels and 53.3% of total first quarter 2009 revenue, compared to 40.7% in 2008. The increase reflects an overall increase in sales, marketing, and customer support due to increased headcount, advertising, public relations, and related expenses, plus non-recurring expenses related to the Ancept acquisition of $127,000.

ViewCast.com, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operation — Continued
Research and Development Expense. During the three months ended March 31, 2009, research and development expense, net of capitalized software development, decreased $9,601 to $736,043 from $745,644 in the first quarter 2008, representing a 1.3% decrease from the 2008 levels and 17.5% of total first quarter 2009 revenue, compared to 18.1% in 2008. Research and development expenses vary period to period depending on the number of product introductions planned and as new product prototypes, testing and certifications are completed.
Depreciation and Amortization Expense. During the three months ended March 31, 2009, depreciation and amortization expense increased $45,415 to $157,668 from $112,253 in the first quarter 2008, representing a 40.5% increase from the 2008 levels. The increase was primarily due to expenditures in 2008 for IT infrastructure, test equipment, and demo gear plus the amortization of acquired Ancept intangible assets.
Other Income (Expense). During the three months ended March 31, 2009, total other expenses decreased $5,696 to $34,509 from $40,205 in the first quarter 2008, representing a 14.2% decrease from the 2008 levels. Interest expense for the three months ended March 31, 2009 decreased $17,018 to $35,643 from $52,661 in the first quarter 2008, representing a 32.3% decrease from the 2008 levels. The decrease in interest expense is principally due to the decrease of interest rates from our debt under the credit facility we have in place with Ardinger Family Partnership, Ltd. (See Note 9) Interest income for the three months ended March 31, 2009 decreased $11,322 to $1,134 from $12,456 in the first quarter 2008, representing a 90.9% decrease from the 2008 levels. The decrease in interest income is primarily due to lower interest rates and average cash balance during the period.
Net Income (Loss). During the three months ended March 31, 2009, net income decreased $736,242 to a net loss of ($535,337) from net income of $200,905 in the first quarter 2008. After reducing net loss for accrued preferred dividends of $205,000, the net loss per share applicable to the common shareholders for the first quarter of 2009 was ($0.02) per share, compared to a net loss of less than a cent or ($0.00) per share, for the same period in 2008.
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
Net cash provided by operating activities for the three months ended March 31, 2009 was $303,792 resulting from a net loss of ($535,337), plus non-cash operating expense of $215,764 and net cash provided from operating assets and liabilities (excluding the acquisition of the Ancept Assets) of $623,365. Cash provided by changes in operating assets and liabilities was principally due to decreased accounts receivable, supplemented by an increase in accrued expenses, which was partially offset by cash used for increased inventory and prepaid expenses and decreased accounts payable and stockholder accrued interest.
Cash utilized for investing activities during the three months ended March 31, 2009 totaled $1,281,459 of which $1,031,422 was used for the acquisition of the Ancept Assets. The remaining $250,037 of cash utilized for investing activities was for $134,468 of property and equipment purchased and $115,569 of software development costs capitalized.
During the three months ended March 31, 2009, ViewCast’s financing activities, provided cash of $931,664 of which $940,000 was provided from the exercise of warrants by H.T. Ardinger and the Ardinger Family Partnership, Ltd, for the purchase of 2,500,000 shares of the Company’s unregistered common stock at an amended exercise price of $0.376 per share, which proceeds were used to fund a significant portion of the cash paid to Ancept Media Server, LLC for the purchase of the Ancept Assets. The remaining use of $8,336 was for repayment of long-term debt.

ViewCast.com, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operation — Continued
On March 13, 2009, ViewCast acquired the Ancept Assets for $1,431,422. The Company (i) paid to the Seller’s lender $1,000,000 in cash, (ii) paid to the Seller $31,422 in cash which is the difference between $170,000 in cash less a holdback amount of $138,578 based on the difference in accounts receivables and deferred revenue as of March 13, 2009, which may be adjusted in the future based on actual collected accounts receivable, (iii) issued to Seller $400,000 in Company common stock which resulted in the issuance of 1,141,314 shares based on the weighted average closing price of the Company’s common stock for the ten trading days immediately prior to the closing of the transaction, which was $0.35047, and (iv) assumed deferred revenue liabilities related to the Ancept Assets. The primary purpose of the acquisition was to enable ViewCast to expand its global business presence with a complete portfolio of solutions that encompasses live and on-demand video encoding, management and delivery.
Since October 1998, ViewCast has maintained a credit facility with an entity controlled by its largest stockholder, Mr. H.T. Ardinger. On October 31, 2008, ViewCast.com, Inc., Osprey Technologies, Inc. and VideoWare, Inc. (jointly and severally, “the Borrower”) amended the terms and conditions of the loan and security agreement with the Ardinger Family Partnership, Ltd. Under the amended terms the $1,250,000 of the primary principal and $3,891,361 of the secondary principal mature December 31, 2012, subject to certain earlier payment conditions. The interest on the primary principal amount will accrue and be paid monthly based on an interest rate per annum which is the greater of 5.0% or the effective prime rate plus 0.75% (4.00% as of December 31, 2008 and March 31, 2009). Interest on the secondary principal shall accrue based on the effective Applicable Federal Rate, as defined in the agreement, (2.85% and 1.94% as of December 31, 2008 and March 31, 2009, respectively). The amended terms call for interest to be paid monthly; and previously accrued interest ($84,923 at March 31, 2009) to be paid in approximately equal monthly payments from October 31, 2008, through June 30, 2009. Beginning of July 31, 2009, minimum monthly principal payments of $21,422 will be made, in additional to the monthly interest payments. Any amounts remaining on December 31, 2012, will become due on that date. The amended note agreement is secured by all the assets of the Borrower.
In June 2007, ViewCast entered into a Purchase and Sale Agreement/Security Agreement with Amegy Bank National Association, a national banking association. This agreement provides ViewCast with an accounts receivable loan facility to provide a source of working capital. As of March 31, 2009 we had no borrowings under this facility.
On March 5, 2009, H.T. Ardinger and the Ardinger Family Partnership, Ltd exercised the outstanding warrant to purchase 2,500,000 shares of the Company’s unregistered common stock at an amended exercise price of $0.376 per share and ViewCast received proceeds of $940,000, which proceeds were used to fund a significant portion of the cash paid to Ancept Media, LLC for the purchase of the Ancept Assets. At March 31, 2009, ViewCast had no outstanding warrants.
There were no preferred stock dividends declared or paid during the first quarter of 2009. The Series B and Series C preferred stock issues carry cumulative dividends of 8% and 9% per year, respectively, and are generally payable semi-annually in arrears in cash or in ViewCast common stock, at ViewCast’s option. Cumulative dividends in arrears on preferred shares are approximately: Series B-$4,667,000, Series C-$1,333,000. Holders of Series B and Series C preferred stock have no voting rights except as required by law. The Series E preferred stock has no dividend feature.
At March 31, 2009, ViewCast had a working capital of $3,940,082 and cash and cash equivalents of $1,533,680. ViewCast utilizes significant capital to design, develop and commercialize its products and intends to fund its operating activities and sales growth during the next twelve months by utilizing existing cash, cash contributed from operations and from current or new lines of credit to the extent possible. ViewCast anticipates it may require additional working capital during 2009 to support the expansion of sales channels and market distribution, to develop and introduce new products and services, to enhance existing product offerings, to address unanticipated competitive threats or technical problems, to transition adverse economic conditions, to service its debt and for potential acquisition transactions.

ViewCast.com, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operation — Continued
ViewCast plans to obtain additional working capital position by increasing sales and through other initiatives that may include raising additional equity. Although ViewCast has no firm arrangements with respect to additional capital financing, in an ongoing basis, it considers proposals received from potential investors relating to the issuance of equity securities in exchange for a cash investment in ViewCast. There can be no assurance that additional financing will be available to ViewCast on acceptable terms, or at all. Additional equity financing may involve substantial dilution to our then existing stockholders. ViewCast intends to actively pursue other strategic merger and acquisition activities to the extent possible. In the event we are unable to raise additional capital or execute other alternatives, we may be required to sell segments of the business, or substantially reduce or curtail our activities. Such actions could result in charges that could be material to ViewCast’s results of operations or financial position.
At March 31, 2009, ViewCast had no material commitments for capital expenditures.
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
Item 3. Quantitative and Qualitative Disclosure About Market Risk
All of our sales transactions during the first quarter of 2009 were denominated in U.S. dollars and the majority of our operations is based in the U.S. and, accordingly, is also denominated in U.S. dollars. We do have a foreign-based sales office in the London area where transactions are denominated in the foreign currency. The impact of fluctuations in the relative value of the currency for the first three months of 2009 was not material.
Our interest income earned on cash and cash equivalents is subject to interest rate risk from the changes in the general level of U.S. interest rates, particularly short-term rates. We believe this risk in immaterial due to the short-term nature of the investment commitment.
The interest rates under our stockholder related loan and security agreement is subject to change based on the effective prime rate for the primary principal amount and the effective Applicable Federal Rate for the secondary principal amount. At March 31, 2009 a balance of $1,250,000 was outstanding on the primary principal and $3,891,361 outstanding on the secondary principal.

ViewCast.com, Inc. and Subsidiaries
Controls and Procedures
Item 4T. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our disclosure controls and procedures (as defined in Rule 13a-15(e)) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are designed to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange commission and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. As required by Rule 13a-15(b) under the Exchange Act, our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2008. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2009, our disclosure controls and procedures were effective in providing such reasonable assurance.
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation that occurred during the Company’s last fiscal quarter that has materially affected, or that is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
(None)
Item 1A. Risk Factors
(Not Applicable)
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(None)
Item 3. Defaults Upon Senior Securities
(None)
Item 4. Submission of Matters to a Vote of Security Holders
(None)
Item 5. Other Information
(a) (None)
(b) (None)
Item 6. Exhibits
See Exhibit Index.

SIGNATURES
Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ViewCast.com, Inc. (Registrant)
Date: May 14, 2009	BY:	/s/ David T. Stoner
David T. Stoner
Chief Executive Officer Principal Executive Officer

Date: May 14, 2009	BY:	/s/ Laurie L. Latham
Laurie L. Latham
Chief Financial Officer Principal Financial and Accounting Officer

EXHIBIT INDEX

Exhibit
Number

31.1	Rule 13a-14(a)/15d-14(a) CEO Certification

31.2	Rule 13a-14(a)/15d-14(a) CFO Certification

32.1	Section 1350 CEO Certification

32.2	Section 1350 CFO Certification