Form 10-Q
period 2009-06-30
VIEWCAST COM INC
filed 2009-08-14
CIK 921313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2009
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.
As of July 31, 2009, there were 35,832,230 shares of common stock, par value $0.0001 per share.

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
Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot assure you of future results, levels of activity, performance or achievements. We are under no duty, nor do we undertake any obligation, to update any of the forward-looking statements after the date of this report to conform such statements to actual results.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
VIEWCAST.COM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
	2008	2009
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,579,683	$758,770
Accounts receivable, less allowance for doubtful accounts of $82,317 and $116,192 at December 31, 2008 and June 30, 2009, respectively	2,654,217	1,742,010
Inventories, net	2,824,236	2,233,352
Prepaid expenses	352,089	245,078

Total current assets	7,410,225	4,979,210

Property and equipment, net	772,290	710,298
Goodwill	—	620,002
Intangible assets, net	423,028	1,472,558
Deposits	48,177	48,544

Total assets	$8,653,720	$7,830,612

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,106,892	$419,970
Accrued expenses	1,143,882	1,462,921
Stockholder accrued interest	169,846	—
Current maturities of long-term debt and stockholder notes payable	159,032	152,854

Total current liabilities	2,579,652	2,035,745

Long-term debt, less current maturities	38,172	27,413
Stockholder notes payable, less current maturities	5,012,827	5,012,827

Total liabilities	7,630,651	7,075,985

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.0001 par value, authorized 5,000,000 shares:
Series B convertible — issued and outstanding shares — 800,000 — liquidation value of $16 per share as of December 31, 2008 and June 30, 2009	80	80
Series C convertible — issued and outstanding shares — 200,000 — liquidation value of $31 and $32 per share as of December 31, 2008 and June 30, 2009, respectively	20	20
Series E convertible — issued and outstanding shares — 80,000 — liquidation value of $104 per share as of December 31, 2008 and June 30, 2009	8	8
Common stock, $0.0001 par value, authorized 100,000,000 shares:
Issued shares — 32,419,886 and 36,093,727 at December 31, 2008 and June 30, 2009, respectively	3,242	3,609
Additional paid-in capital	70,153,562	71,601,455
Accumulated deficit	(69,121,937)	(70,838,639)
Treasury stock, 261,497 shares at cost	(11,906)	(11,906)

Total stockholders’ equity	1,023,069	754,627

Total liabilities and stockholders’ equity	$8,653,720	$7,830,612

The accompanying notes are an integral part of these condensed consolidated statements.

VIEWCAST.COM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2008	2009	2008	2009

Net sales	$4,205,085	$3,281,594	$8,321,551	$7,498,629

Cost of sales	1,279,645	1,242,693	2,617,254	2,820,730

Gross profit	2,925,440	2,038,901	5,704,297	4,677,899

Operating expenses:
Selling, general and administrative	1,912,023	2,128,778	3,587,073	4,374,893
Research and development	748,922	850,592	1,494,566	1,586,635
Depreciation and amortization	114,782	204,342	227,035	362,010

Total operating expenses	2,775,727	3,183,712	5,308,674	6,323,538

Operating income (loss)	149,713	(1,144,811)	395,623	(1,645,639)

Other income (expense):
Interest expense (including $36,844, $36,331, $87,409, and $69,795 of expense to related parties, respectively)	(40,421)	(38,244)	(93,082)	(73,887)
Interest income	8,840	1,690	21,296	2,824

Total other expense	(31,581)	(36,554)	(71,786)	(71,063)

Income tax expense	(1,600)	—	(6,400)	—

NET INCOME (LOSS)	$116,532	$(1,181,365)	$317,437	$(1,716,702)

Preferred stock dividends	(205,000)	(205,000)	(410,029)	(410,000)

Net loss applicable to common stockholders	$(88,468)	$(1,386,365)	$(92,592)	$(2,126,702)

Net loss per share
Basic	$(0.00)	$(0.04)	$(0.00)	$(0.06)

Diluted	$(0.00)	$(0.04)	$(0.00)	$(0.06)

Weighted average number of common shares outstanding
Basic	32,103,001	35,824,591	32,091,629	34,488,047

Diluted	32,103,001	35,824,591	32,091,629	34,488,047

The accompanying notes are an integral part of these condensed consolidated statements.

VIEWCAST.COM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2009
(UNAUDITED)

	Series B		Series C		Series E
	Convertible		Convertible		Convertible				Additional			Total
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated	Treasury	Stockholders’
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Shares	Par Value	Capital	Deficit	Stock	Equity

Balances, December 31, 2008	800,000	$80	200,000	$20	80,000	$8	32,419,886	$3,242	$70,153,562	$(69,121,937)	$(11,906)	$1,023,069

Stock based compensation expense	—	—	—	—	—	—	—	—	96,850	—	—	96,850

Employee stock purchase plan issuance	—	—	—	—	—	—	22,527	2	8,558	—	—	8,560

Exercise of stock options	—	—	—	—	—	—	10,000	1	2,849	—	—	2,850

Exercise of warrants	—	—	—	—	—	—	2,500,000	250	939,750	—	—	940,000

Stock issuance for acquisition	—	—	—	—	—	—	1,141,314	114	399,886	—	—	400,000

Net loss	—	—	—	—	—	—	—	—	—	(1,716,702)	—	(1,716,702)

Balances, June 30, 2009	800,000	$80	200,000	$20	80,000	$8	36,093,727	$3,609	$71,601,455	$(70,838,639)	$(11,906)	$754,627

The accompanying notes are an integral part of this condensed consolidated statement.

VIEWCAST.COM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the six months ended
	June 30,
	2008	2009
Operating activities:
Net income (loss)	$317,437	$(1,716,702)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Bad debt expense	26,914	33,875
Depreciation of property and equipment	170,504	219,884
Amortization of intangible assets	56,531	142,126
Stock based compensation expense	49,039	96,850
Common stock issued to employee for services	3,000	—
Changes in operating assets and liabilities : (net of effect of acquisition)
Accounts receivable	245,464	1,039,092
Inventories	446,643	590,884
Prepaid expenses	(1,846)	107,426
Deposits	(2,128)	(367)
Accounts payable	338,566	(686,922)
Accrued expenses	57,054	19,701
Stockholder accrued interest	45,427	(169,846)

Net cash provided by (used in) operating activities	1,752,605	(323,999)

Investing activities:
Capitalized software development costs	(105,296)	(257,656)
Purchase of property and equipment	(143,759)	(142,309)
Cash paid for acquisition	—	(1,031,422)

Net cash used in investing activities	(249,055)	(1,431,387)

Financing activities:
Proceeds from sale of common stock	3,883	8,560
Proceeds from exercise of employee stock options	—	2,850
Net proceeds from exercise of warrants	—	940,000
Repayments of long-term debt	(13,463)	(16,937)

Net cash provided by (used in) financing activities	(9,580)	934,473

Net increase (decrease) in cash and cash equivalents	1,493,970	(820,913)

Cash and cash equivalents, beginning of period	1,135,416	1,579,683

Cash and cash equivalents, end of period	$2,629,386	$758,770

Supplemental cash flow information:
Cash paid for interest	$47,656	$243,733

Non-cash items:
Stock issued for acquisition	$—	$400,000
Acquisition of property and equipment under capital leases	$48,362	$—
The accompanying notes are an integral part of these condensed consolidated statements.

ViewCast.com, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
1. Basis of Presentation and Liquidity
The accompanying unaudited interim consolidated financial statements include the accounts of ViewCast.com, Inc. and its wholly-owned subsidiaries, Osprey Technologies, Inc., VideoWare, Inc., Ancept Corporation, previously known as ViewCast Online Solutions, Inc., and ViewCast Technology Services Corporation (collectively, the “Company” or “ViewCast”). All material inter-company accounts and transactions have been eliminated in consolidation.
The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, as amended by Amendment No. 1 thereto, filed with the Securities and Exchange Commission.
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
ViewCast incurred a net loss of $1,716,702 during the first six months of 2009 and used cash in operations of $323,999 during that same period. ViewCast plans to obtain additional working capital by increasing sales, reduced operating expenses and through other initiatives that may include raising additional equity. This is partially dependent on existing market conditions. Although ViewCast has no firm arrangements with respect to additional capital financing, on an ongoing basis, it considers proposals received from potential investors relating to the issuance of equity securities in exchange for a cash investment in ViewCast. There can be no assurance that additional financing will be available to ViewCast on acceptable terms, or at all. Additional equity financing may involve substantial dilution to our then existing stockholders. ViewCast intends to actively pursue other strategic merger and acquisition activities to the extent possible. In the event we need additional working capital and are unable to raise such capital or execute other alternatives, we may be required to sell segments of the business, or substantially reduce or curtail our activities. Such actions could result in charges that could be material to ViewCast’s results of operations or financial position.
2. Recent issued Accounting Pronouncements
In May 2009, the FASB issued Statement No. 165, “Subsequent Events” (FAS 165). FAS 165 establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. FAS 165 was effective for interim or annual financial periods ending after June 15, 2009. The adoption of FAS 165 did not affect the Company’s consolidated financial position, results of operations, or cash flows. Management has evaluated subsequent events through August 14, 2009, the date this Quarterly Report on Form 10-Q was filed with the Securities and Exchange Commission.
In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”, which was effective beginning with our second quarter financial reporting. The FSP amends FAS 107, “Disclosures about Fair Value of Financial Instruments”, and Accounting Principles Board Opinion 28, “Interim Financial Reporting”, to require disclosures about fair value of financial instruments for interim financial statements of publicly traded companies. The adoption of the FSP did not have a material impact on the Company’s results of operations, financial position, or cash flows.

ViewCast.com, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — Continued
The FASB issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations” (SFAS 141(R)). SFAS 141(R) retains the underlying concepts of SFAS 141, “Business Combinations” in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting, but changes the method of applying the acquisition method in a number of aspects. The Company adopted SFAS 141(R) for any business combinations for which the acquisition date is on or after January 1, 2009. This new standard did not change the financial accounting and reporting for business combinations completed prior to the effective date of the new standard.
3. Acquisition
On March 13, 2009, the Company acquired certain assets (the “Ancept Assets”) of Ancept Media Server, LLC (“Seller”) for $1,431,422. The Company (i) paid to the Seller’s lender $1,000,000 in cash, (ii) paid to the Seller $31,422 in cash, which is the difference between $170,000 in cash less a holdback amount of $138,578 based on the difference in accounts receivables and deferred revenue as of March 13, 2009, subject to adjustment, if any, in the future based on actual collected accounts receivable, (iii) issued to Seller $400,000 in Company common stock which resulted in the issuance of 1,141,314 shares based on the weighted average closing price of the Company’s common stock for the ten trading days immediately prior to the closing of the transaction, which was $0.35047, and (iv) assumed deferred revenue liabilities related to the Ancept Assets. The primary purpose of the acquisition was to enable the Company to expand its global business presence with a complete portfolio of solutions that encompasses live and on-demand video encoding, management and delivery. ViewCast’s wholly-owned subsidiary ViewCast Online Solutions, Inc. was renamed Ancept Corporation (“Ancept”) and this subsidiary operates the Ancept business.
The following table summarizes the assets acquired and liabilities assumed as of the closing date:

Accounts receivable	$160,760
Prepaid expenses	415
Software	850,000
Customer related intangible assets	60,000
Non-compete agreements	24,000
Goodwill	620,002
Property and equipment	15,583

Total assets acquired	1,730,760
Liabilities assumed	(299,338)

Net assets acquired	$1,431,422

The acquisition was accounted for using the purchase method of accounting. Intangible assets will be amortized over their estimated useful life of three to seven years. The purchase price allocated to the intangible assets was determined by management’s estimate with the assistance of a professional valuation group. Goodwill represents the excess of purchase consideration over the fair value of assets acquired. In the event that the Company enters into certain key contracts with either one of two specified entities to redistribute or resell in volume certain of Seller’s products by the second anniversary of the Closing, the Company shall issue $100,000 of additional shares of the Company’s common stock to the Seller, with a value per share based on the weighted average closing price of the Company’s common stock for the ten trading days immediately prior to finalizing such agreement. Further, Seller is eligible to receive an earn-out amount equal to 5% of the Company’s net revenue relating solely to certain business related to the Ancept Assets that is in excess of $2,000,000 for each of the two years following the Closing. The goodwill acquired may be amortized for federal income tax purposes.
The following unaudited pro forma summary approximates the consolidated results of operations as if the acquisition disclosed above had occurred as of January 1, 2008, after giving effect to certain adjustments, including allocation of specifically identifiable expenses. The pro forma financial information does not purport to be indicative of the results of operations that would have occurred had the transactions taken place at the beginning of the period presented or indicative of future results of operations.

ViewCast.com, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — Continued

	For the three
	months ended	For the six months ended
	June 30,	June 30,
	2008	2008	2009
	(Unaudited)	(Unaudited)	(Unaudited)

Net sales	$4,638,879	$9,253,180	$7,659,256

Net loss applicable to common stockholders	(77,301)	(32,219)	(2,134,016)

Basic and diluted net loss per common share applicable to common stockholders	$(0.00)	$(0.00)	$(0.06)
Weighted average number of common shares outstanding (basic and diluted)	33,244,568	33,233,006	34,942,050
4. Accounts Receivable
The Company’s accounts receivable are primarily due from resellers and distributors of our video communications products and services. Credit is extended based on evaluation of each customer’s financial condition and, generally, collateral is not required except for certain international customers. Accounts receivable are generally due within 30 days and are stated net of an allowance for doubtful accounts. Accounts that are outstanding longer than contractual payment terms are considered past due. The Company records an allowance on a specific basis by considering a number of factors, including the length of time trade accounts are past due, the Company’s previous loss history, the credit-worthiness of individual customers, economic conditions affecting specific customer industries and economic conditions in general. The Company writes off accounts receivable when they become uncollectible and payments subsequently received on such receivables are credited against write-offs in the period the payment is received.
Changes in the Company’s allowance for doubtful accounts for the three and six months ended June 30, 2008 and 2009 are as follows:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2008	2009	2008	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Beginning balance	$44,325	$103,961	$30,390	$82,317
Bad debt expense	12,979	12,231	26,914	33,875

Ending balance	$57,304	$116,192	$57,304	$116,192

5. Inventories
Inventories consist of the following:

	December 31,	June 30,
	2008	2009
		(Unaudited)
Purchased materials	$1,670,260	$869,579
Finished goods	1,207,518	1,489,473
Reserve	(53,542)	(125,700)

	$2,824,236	$2,233,352

ViewCast.com, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — Continued
6. Intangible Assets
Intangible assets consisted of the following:

	December 31,	June 30,
	2008	2009
		(Unaudited)
Customer lists	$—	$60,000
Non-compete agreements	—	24,000
Capitalized software	1,385,215	2,481,867
Patents	102,594	113,598
Less accumulated amortization	(1,064,781)	(1,206,907)

	$423,028	$1,472,558

Amortization expenses consist of the following:

	For the three months ended		For the six months ended
	2008	2009	2008	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Customer lists	$—	$2,000	$—	$2,387
Non-compete agreements	—	3,001	—	3,581
Capitalized software	27,703	82,735	53,688	133,076
Patents	1,426	1,573	2,843	3,082

	$29,129	$89,309	$56,531	$142,126

Future amortization expense associated with these intangible assets is as follow:

Year ended December 31,

2009	$189,461
2010	349,659
2011	285,290
2012	173,203
2013	140,112
Thereafter	334,833

$1,472,558

ViewCast.com, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — Continued
7. Accrued Expenses
Accrued expenses consist of the following:

	December 31,	June 30,
	2008	2009
		(Unaudited)
Accrued compensation	$302,310	$292,414
Accrued warranty	199,446	205,528
Accrued inventory purchases	39,595	27,043
Customer deposits	122,321	69,182
Deferred rent	73,484	59,871
Deferred revenue	156,611	496,398
Accrued taxes and other	250,115	312,485

	$1,143,882	$1,462,921

8. Warranty Reserves
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
The following table below shows the changes in accrued warranty expense for the three and six months ended June 30, 2008 and 2009:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2008	2009	2008	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Beginning balance	$164,156	$201,201	$133,940	$199,446
Charged to expense	28,748	23,316	62,575	32,711
Usage	(24,055)	(18,989)	(27,666)	(26,629)

Ending balance	$168,849	$205,528	$168,849	$205,528

ViewCast.com, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — Continued
9. Property and Equipment
Property and equipment, at cost, consists of the following:

	Estimated
	Useful Life	December 31,	June 30,
	(Years)	2008	2009
			(Unaudited)
Service equipment	3	$242,362	$242,362
Computer equipment	2 to 7	420,398	450,961
Software	3 to 5	184,038	184,038
Leasehold improvements	1 to 5	172,697	172,697
Office furniture and equipment	5 to 7	1,136,470	1,263,799

		2,155,965	2,313,857
Less accumulated depreciation and amortization		(1,383,675)	(1,603,559)

		$772,290	$710,298

10. Long-Term Debt
Since October 1998, the Company has maintained a credit facility with an entity controlled by its largest stockholder, Mr. H.T. Ardinger. On October 31, 2008 and July 31, 2009, ViewCast.com, Inc., Osprey Technologies, Inc. and VideoWare, Inc. (jointly and severally, the “Borrower”) amended the terms and conditions of the loan and security agreement with the Ardinger Family Partnership, Ltd. Under the amended terms, $1,250,000 of the primary principal and $3,891,361 of the secondary principal mature December 31, 2012, subject to certain earlier payment conditions. The interest on the primary principal amount will accrue and be paid monthly based on an interest rate per annum which is the greater of 5.00% or the effective prime rate plus 0.75% (4.00% as of December 31, 2008 and June 30, 2009). Interest on the secondary principal shall accrue and be paid monthly based on an interest rate per annum which is the lesser of 9.50% or the effective Applicable Federal Rate, as defined in the agreement (2.85% and 2.25% as of December 31, 2008 and June 30, 2009, respectively). Beginning January 31, 2010, minimum monthly principal payments of $21,422 will be made on the primary principal, in addition to the monthly interest payments. Any amounts remaining on December 31, 2012 will become due on that date. The amended note agreement is secured by all the assets of the Borrower.

ViewCast.com, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — Continued
The Company’s long-term debt consists of:

	December 31, 2008	June 30, 2009
		(Unaudited)
Aggregate of the Outstanding Principal (“Primary Principal Amount”) as amended, with interest only due monthly at a rate per annum equal to the greater of 5.00% or prime plus 0.75%. (4.00% at December 31, 2008 and June 30, 2009), beginning in January 2010, minimum monthly principal payments of $21,422 will be made, matures December 31, 2012	$1,250,000	$1,250,000

Accrued and Outstanding Interest (“Secondary Principal Amount”), currently interest only due monthly at a rate per annum equal to the lesser of Applicable Federal Rate (2.85% and 2.25% at December 31, 2008 and June 30, 2009, respectively) or 9.50% fixed rate, matures December 31, 2012.	3,891,361	3,891,361

Other debt	68,670	51,733

Total long-term debt	5,210,031	5,193,094

Less current maturities	(159,032)	(152,854)

Total long-term debt less current maturities	$5,050,999	$5,040,240

11. Warrants
On February 27, 2009, the Company entered into an amendment to the warrant to purchase common stock, dated December 11, 2006, (the “Amendment”) by and between the Company and the Ardinger Family Partnership, Ltd. The general partner of the Ardinger Family Partnership, Ltd. is H.T. Ardinger, Jr., the Company’s largest stockholder. Pursuant to the Amendment, the Company agreed to reduce the per share warrant exercise price to the average closing price for the five consecutive trading days ending on February 27, 2009 on the Over-The-Counter Bulletin Board in exchange for the Ardinger Family Partnership agreeing to exercise the Warrant on or prior to March 5, 2009 with the proceeds to be used by the Company for the acquisition of Ancept Assets (see Note 3). On March 5, 2009, the Ardinger Family Partnership, Ltd. exercised the outstanding warrant to purchase 2,500,000 shares of the Company’s unregistered common stock at the amended exercise price of $0.376 per share and the Company received proceeds of $940,000. At June 30, 2009, the Company had no outstanding warrants.
12. Earnings Per Share Data
Basic earnings per share (“EPS”) is calculated by dividing net income or loss applicable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is calculated by using the weighted-average number of common shares outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the dilutive potential shares of common stock had been issued. Dilutive potential shares of common stock include convertible preferred stock, options and warrants which are exercisable based on the average market price during the period. The average market price of the common stock was $0.3493 during the six months ended June 30, 2009. For periods presented, the computation of diluted loss per share excludes the portion of convertible preferred stock, options and warrants that are anti-dilutive.

ViewCast.com, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — Continued
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2009	2008	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net loss applicable to common stockholders — numerator for basic and diluted earnings per share	$(88,468)	$(1,386,365)	$(92,592)	$(2,126,702)

Weighted — average common shares outstanding — denominator for basic and dilluted earning per share	32,103,001	35,824,591	32,091,629	34,488,047

Net loss per share:
Basic	$(0.00)	$(0.04)	$(0.00)	$(0.06)

Diluted	$(0.00)	$(0.04)	$(0.00)	$(0.06)

Anti-dilutive securities excluded from diluted earnings per share:
Stock options	3,995,184	4,790,435	3,550,406	4,538,935
Warrants	2,500,000	—	2,500,000	—
Convertible preferred stock — Series B	2,206,896	2,206,896	2,206,896	2,206,896
Convertible preferred stock — Series C	3,333,333	3,333,333	3,333,333	3,333,333
Convertible preferred stock — Series E	15,686,274	13,333,333	15,686,274	13,333,333
13. Stock-Based Compensation
The Company has various stock-based employee compensation plans, which are described more fully in Note 8 of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, as amended by Amendment No. 1 thereto.
Stock-based compensation expense recognized under SFAS 123(R) was $49,039 and $96,850 for the six months ended June 30, 2008 and June 30, 2009, respectively. There were 1,587,500 new options granted by the Company during the six months ended June 30, 2009. Stock-based compensation expense recognized in the Company’s Statement of Operations for the first six months of 2008 and 2009 includes compensation expense for share-based payment awards granted prior to, but not yet vested as of, December 31, 2005, based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). Stock-based compensation expense recognized in the Company’s Statement of Operations for the first six months of 2008 and 2009 is based on awards ultimately expected to vest and has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.
The Company uses the Black-Scholes option-pricing model (“Black-Scholes”) as its method of valuation under SFAS 123(R). The fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. The fair value of share-based payment awards on the date of grant as determined by the Black-Scholes model is affected by our stock price as well as other assumptions. These assumptions include, but are not limited to, the expected stock price volatility over the term of the awards and the actual and projected employee stock option exercise behaviors.
At June 30, 2009, the balance of unearned stock-based compensation to be expensed in future periods related to unvested share-based awards, as adjusted for expected forfeitures, is approximately $425,710. The weighted-average period over which the unearned stock-based compensation is expected to be recognized is approximately three years.

ViewCast.com, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — Continued
Following is a summary of stock option activity from January 1, 2009 through June 30, 2009:

	Stock Options
			Weighted-
			Average
	Number	Price Per	Exercise Price
	of Shares	Share	Per Share
Outstanding at December 31, 2008	4,065,935	$0.20 – $7.14	$1.42

Granted	1,587,500	0.33	0.33
Exercised	(10,000)	0.29	0.29
Canceled/forfeited	(65,250)	0.30 – 7.00	3.20

Outstanding at June 30, 2009	5,578,185	$0.20 – $7.14	$1.09

The following information applies to options outstanding at June 30, 2009:

		Weighted-
		Average	Weighted-		Weighted-
	Outstanding at	Remaining	Average	Exercisable at	Average
Range of Exercise	June 30,	Contractual	Exercise	June 30,	Exercise
Prices	2009	Life	Price	2009	Price
$0.01 – 1.00	4,414,835	5.8	$0.37	1,844,113	$0.40
1.01 – 2.00	541,350	1.7	1.12	541,350	1.12
2.01 – 3.00	81,000	1.1	2.50	81,000	2.50
3.01 – 4.00	2,500	1.0	3.52	2,500	3.52
4.01 – 5.00	12,500	0.3	4.53	12,500	4.53
5.01 – 6.00	116,000	0.5	5.44	116,000	5.44
7.01 – 8.00	410,000	0.2	7.09	310,000	7.09

	5,578,185	4.8	$1.09	2,907,463	$1.53

ViewCast.com, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — Continued
14. Income Taxes
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
At December 31, 2008, the Company has federal income tax net operating loss carryforwards of approximately $69,000,000. The Company recognized no federal income tax benefit in the first six months of 2009 as it has recorded a valuation allowance to reduce all deferred tax assets to zero based on management’s assessment of the Company’s ability to utilize the deferred tax assets.
15. Related Party Transactions and Subsequent Event
As discussed in Note 10, the Company has two outstanding notes payable to its largest stockholder, Mr. H.T. Ardinger. On July 31, 2009, the terms and conditions of the loan and security agreement with the Ardinger Family Partnership, Ltd. were amended to change the commencement date for the monthly principal payments on the primary principal amount from July 31, 2009 to January 31, 2010.
In addition, the source of a significant portion of the cash paid to Seller for the purchase of the Ancept Assets (more fully described in Note 3) was obtained by the Company pursuant to the warrant exercise on March 5, 2009 by H.T. Ardinger and the Ardinger Family Partnership, Ltd. for the purchase 2,500,000 shares of the Company’s unregistered common stock at an amended exercise price of $0.376 per share, pursuant to which the Company received proceeds of $940,000. See Note 11 for related party warrant activity.
16. Accounts Receivable Loan Facility
On June 29, 2007, the Company entered into a Purchase and Sale Agreement/Security Agreement (the “Agreement”) with Amegy Bank National Association, a national banking association (“Amegy”). The Agreement provides the Company with an accounts receivable loan facility to provide a source of working capital. As of June 30, 2009, the Company had no borrowings under this facility.
17. Preferred Stock Dividend
There were no preferred stock dividends declared or paid during the six months ended June 30, 2009. The Series B and Series C preferred stock carry cumulative dividends of 8% and 9% per year, respectively, and are generally payable semi-annually in arrears in cash or in ViewCast common stock, at ViewCast’s option. At June 30, 2009, cumulative dividends in arrears on preferred shares are: Series B-$4,826,667, Series C-$1,377,500. The Series E preferred stock has no dividend feature.

ViewCast.com, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following information should be read in conjunction with our consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008. The following discussion may contain forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed above under “Special Note Regarding Forward-Looking Statements.”
Overview
ViewCast.com, Inc., doing business as ViewCast Corporation (“ViewCast”), develops industry-leading hardware and software for the transformation and delivery of professional-quality video over IP and mobile networks. ViewCast’s award-winning solutions simplify the complex workflows required for the Web-based streaming of news, sports, music and other video content to computers and mobile devices, empowering broadcasters, businesses and governments to reach and expand their audiences easily and effectively. ViewCast Niagara® streaming appliances, Osprey® video capture cards and Niagara SCX® encoding and management software provide the highly reliable technology required to deliver the multiplatform experiences driving today’s digital media market. ViewCast markets and sells its products and professional services worldwide directly to end-users or through indirect channels including original equipment manufacturers (“OEMs”), value-added resellers (“VARs”), resellers, distributors and computer system integrators. ViewCast is focused on growth by leveraging the digital media market expansion and our product solutions to capitalize on sales opportunities. ViewCast believes that emphasis on revenue and market share growth will enable it to realize long-term profitability and stockholder value.
With the purchase of assets from Ancept Media Server, LLC (the “Ancept Assets”) in March 2009 pursuant to the terms of an Asset Purchase Agreement dated March 5, 2009, as amended, by and between ViewCast and Ancept Media Server, LLC (“Seller”), ViewCast has expanded its software solutions into digital asset management and workflow software solutions, enabling ViewCast to offer products to its customers that provide for the management of the life cycle phases of digital media. ViewCast’s wholly-owned subsidiary, ViewCast Online Solutions, Inc., was renamed Ancept Corporation (“Ancept”) and this subsidiary operates the Ancept business. Ancept develops software solutions to manage and automate media, from production to scheduling, editing, processing and content distribution. Ancept leverages the power of IBM® Filenet ® and IBM Content Manager to deliver scalable digital media management solutions that automate complex media workflows. These solutions enable our customers to save operating costs while scaling their media management applications.
Critical Accounting Policies
Management’s discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP). We review the accounting policies we use in reporting our financial results on a regular basis. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to accounts receivable, inventories, investments, warranty obligations, income taxes, restructuring and contingencies and litigation. Our estimates are based on historical experience and other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. In addition to the items listed above which are affected by estimates, we believe that the following are critical accounting policies used in the preparation of our consolidated financial statements:
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

ViewCast.com, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
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

•
Deferred Taxes — We record a valuation allowance to reduce our deferred tax assets to an amount that we believe is more likely than not to be realized. In our opinion, realization of our net operating loss carryforward is not reasonably assured, and a valuation allowance has been provided against deferred tax assets in excess of deferred tax liabilities in the accompanying consolidated financial statements. However, should we determine in the future that realization of deferred tax assets in excess of recorded amounts is likely, an adjustment to the deferred tax assets would increase income in the period such determination was made.

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

•
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

ViewCast.com, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
Results of Operations
Three and Six Months Ended June 30, 2009 compared to
Three and Six Months Ended June 30, 2008.
Net Sales. During the second quarter ended June 30, 2009, net sales decreased $923,491 to $3,281,594 from $4,205,085 in the second quarter 2008, representing a 22% decrease. During the six months ended June 30, 2009, net sales decreased $822,922 to $7,498,629 from $8,321,551 for the same period in 2008, representing a 10% decrease. The overall decrease during the first six months of 2009 was primarily due to a decrease in Osprey® capture card revenue which was partially offset by an increase in Niagara® system revenue and the addition of Ancept-related revenues of $436,746, as noted below. Excluding Ancept, net sales decreased during the six months ended June 30, 2009 compared to the same period in 2008 by 2% in the North America sales region, 39% in the Europe, Middle East and Africa (“EMEA”) and 21% in the Pacific Rim/South America sales regions. The decreased Osprey capture card revenue primarily was due to decline in the global economy and was partially offset by higher than expected Niagara OEM orders in the first quarter and the revenue related to Ancept. We expect to see poor economic conditions continue to restrain customer budgets although substantial ongoing sales activity may indicate potential increased demand once spending restraints are relaxed later in the year.
Osprey Product Sales. During the second quarter ended June 30, 2009, Osprey sales decreased $1,110,926 to $1,795,320 from $2,906,246 in the second quarter 2008, representing a 38% decrease from the 2008 levels and 55% of total second quarter 2009 revenue, compared to 69% in 2008. During the six months ended June 30, 2009, Osprey sales decreased $1,872,154 to $3,605,581 from $5,477,735 for the same period in 2008, representing a 34% decrease from the 2008 levels and 48% of total revenue, compared to 66% in 2008. The decrease in sales for the six months ended June 30, 2009 was due to sales declines in all sales regions. Due to the global economic recession and consequently the reduction in larger integration projects, sales of these products for the first six months of 2009 were negatively affected.
ViewCast Niagara® Streaming/Encoding System Sales. During the second quarter ended June 30, 2009, combined system sales decreased $206,465 to $1,025,629 from $1,232,094 in the second quarter 2008, representing a 17% decrease from the 2008 levels and 31% of total second quarter 2009 revenue, compared to 29% in 2008. During the six months ended June 30, 2009, combined system sales increased $591,267 to $3,314,010 from $2,722,743 for the same period in 2008, representing a 22% increase from the 2008 levels and 44% of total revenue, compared to 33% in 2008. The increase in sales for the six months ended June 30, 2009 was primarily due to an increase of 47% in the North America sales region due to increased Niagara OEM orders in the first quarter partially offset by decreases in sales of 28% in the EMEA and 30% in the Pacific Rim/South America sales regions.
Software Licenses and Other Revenues. During the second quarter ended June 30, 2009, other revenues from software licenses, support and maintenance, professional services and net third-party product revenue increased $393,900 to $460,645 from $66,745 in the second quarter 2008, representing a 590% increase from the 2008 levels and 14% of total second quarter 2009 revenue, compared to 2% in 2008. During the six months ended June 30, 2009, other revenues increased $457,965 to $579,038 from $121,073 for the same period in 2008, representing a 378% increase from the 2008 levels and 8% of total revenue, compared to 1% in 2008. This increase was primarily due to ViewCast’s newly acquired Ancept business, which contributed in software license, maintenance and support, and professional service revenue of $383,799 and $436,746, representing 12% and 6% of total revenue, to the three and six month periods ended June 2009, respectively. We anticipate that Other Revenue will vary quarter to quarter depending on the mix of software license and professional service revenues in addition to support and maintenance revenues that are amortized over the contract period.

ViewCast.com, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
Cost of Sales/Gross Profit. During the second quarter ended June 30, 2009, cost of sales decreased $36,952, to $1,242,693 from $1,279,645 in the second quarter 2008, representing a 3% decrease from the 2008 levels and 37.9% of total second quarter 2009 revenue, compared to 30.4% in 2008. During the second quarter ended June 30, 2009, gross profit decreased $886,539 to $2,038,901 from $2,925,440 in the second quarter 2008, representing a 30% decrease from the 2008 levels and 62.1% of total second quarter 2009 revenue, compared to 69.6% in 2008. During the six months ended June 30, 2009, cost of sales increased $203,476, to $2,820,730 from $2,617,254 in the same period 2008, representing an 8% increase from the 2008 levels and 37.6% of total revenue, compared to 31.5% in 2008. During the six months ended June 30, 2009, gross profit decreased $1,026,398 to $4,677,899 from $5,704,297 in the same period 2008, representing an 18% decrease from the 2008 levels and 62.4% of total revenue, compared to 68.5% in 2008. The decrease in gross profit was primarily due to lower Osprey sales and a higher percentage of sales derived from the lower margin OEM system products. In addition, the increased revenues from professional services, support and maintenance experience a lower margin than the hardware and software products.
We expect future margins for the software and hardware products to remain comparable to historical margins in the 55%-65% range. Margins for the Company will be affected quarter to quarter by promotional activities, price adjustments, cost of materials, inventory obsolescence, the introduction of new products and the sales mix between the products, software, services and third-party products sold in any one reporting period.
Selling, General and Administrative Expenses. During the second quarter ended June 30, 2009, selling, general and administrative expenses increased $216,755 to $2,128,778 from $1,912,023 in the second quarter 2008, representing an 11% increase from the 2008 levels. During the six months ended June 30, 2009, selling, general and administrative expenses increased $787,820 to $4,374,893 from $3,587,073 in the same period 2008, representing a 22% increase from the 2008 levels. The increase reflects an overall increase in sales, marketing and customer support due to increased headcount, advertising, public relations and related expenses, plus non-recurring expenses related to the acquisition of Seller’s Assets of $167,000.
Research and Development Expense. During the second quarter ended June 30, 2009, research and development expense, net of capitalized software development, increased $101,670 to $850,592 from $748,922 in the second quarter 2008, representing a 14% increase from the 2008 levels. During the six months ended June 30, 2009, research and development expense, net of capitalized software development, increased $92,069 to $1,586,635 from $1,494,566 in the same period 2008, representing a 6% increase from the 2008 levels. Research and development expenses vary period to period depending on the number of product introductions planned and as new product prototypes, testing and certifications are completed.
Depreciation and Amortization Expense. During the second quarter ended June 30, 2009, depreciation and amortization expense increased $89,560 to $204,342 from $114,782 in the second quarter 2008, representing a 78% increase from the 2008 levels. During the six months ended June 30, 2009, depreciation and amortization expense increased $134,975 to $362,010 from $227,035 in the same period 2008, representing a 59% increase from the 2008 levels. The increase was primarily due to the amortization of acquired intangible assets of Seller and capitalized software development plus expenditures in 2008 for IT infrastructure, test equipment and demo gear.
Operating expenses incurred have been reduced over the remaining quarters in 2009 due to reductions in expenses and headcount initiated during the second quarter. We anticipate these actions will save the Company approximately $1,000,000 over the remainder of the year compared to the first half of 2009.
Other Income (Expense). During the second quarter ended June 30, 2009, total other expenses increased $4,973 to $36,554 from $31,581 in the second quarter 2008, representing a 16% increase from the 2008 levels. During the six months ended June 30, 2009, total other expenses decreased $723 to $71,063 from $71,786 in the same period 2008, representing a 1% decrease from the 2008 levels. Interest expense for the second quarter ended June 30, 2009 decreased $2,177 to $38,244 from $40,421 in the second quarter 2008, representing a 5% decrease from the 2008 levels. Interest expense for the six months ended June 30, 2009 decreased $19,195 to $73,887 from $93,082 in the same period 2008, representing a 21% decrease from the 2008 levels. The decrease in interest expense is principally due to the decrease of interest rates from our debt under the credit facility we have in place with Ardinger Family Partnership, Ltd. (See Note 10). Interest income for the second quarter ended June 30, 2009 decreased $7,150 to $1,690 from $8,840 in the second quarter 2008. Interest income for the six months ended June 30, 2009 decreased $18,472 to $2,824 from $21,296 in the same period 2008. The decrease in interest income is primarily due to lower interest rates and average cash balance during the period.

ViewCast.com, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
Net Income (Loss). During the second quarter ended June 30, 2009, net income decreased $1,297,897 to a net loss of ($1,181,365) from net income of $116,532 in the second quarter 2008. After reducing net loss for accrued preferred dividends of $205,000, the net loss per share applicable to the common shareholders for the second quarter of 2009 was ($0.04) per share, compared to a net loss of less than a cent or ($0.00) per share, for the same period in 2008. During the six months ended June 30, 2009, net income decreased $2,034,139 to a net loss of ($1,716,702) from net income of $317,437 in the same period 2008. After reducing net loss for accrued preferred dividends of $410,000, the net loss per share applicable to the common shareholders for the six months ended June 2009 was ($0.06) per share, compared to a net loss of less than a cent or ($0.00) per share, for the same period in 2008.
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
Net cash used in operating activities for the six months ended June 30, 2009 was $323,999 resulting from a net loss of ($1,716,702), plus non-cash operating expense of $492,735 and net cash provided from operating assets and liabilities (excluding the acquisition of the Ancept Assets) of $899,968. Cash provided by changes in operating assets and liabilities was principally due to decreased accounts receivable, inventory, prepaid expenses, and increased accrued expenses, which was partially offset by cash used for decreased accounts payable and stockholder accrued interest.
Cash utilized for investing activities during the six months ended June 30, 2009 totaled $1,431,387 of which $1,031,422 was used for the acquisition of the Ancept Assets. The remaining $399,965 of cash utilized for investing activities was for $142,309 of property and equipment purchased and $257,656 of software development costs capitalized.
During the six months ended June 30, 2009, ViewCast’s financing activities, provided cash of $934,473 of which $940,000 was provided from the exercise of warrants by H.T. Ardinger and the Ardinger Family Partnership, Ltd. for the purchase of 2,500,000 shares of the Company’s unregistered common stock at an amended exercise price of $0.376 per share, which proceeds were used to fund a significant portion of the cash paid to Seller for the purchase of the Ancept Assets. The remaining $5,527 was for repayment of long-term debt $16,937 offset by cash provided from the purchase of stock under the Employee Stock Purchase Plan of $8,560 and exercise of employee stock options of $2,850.
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
Since October 1998, ViewCast has maintained a credit facility with an entity controlled by its largest stockholder, Mr. H.T. Ardinger. On October 31, 2008 and July 31, 2009, ViewCast.com, Inc., Osprey Technologies, Inc. and VideoWare, Inc. (jointly and severally, the “Borrower”) amended the terms and conditions of the loan and security agreement with the Ardinger Family Partnership, Ltd. Under the amended terms, the $1,250,000 of the primary principal and $3,891,361 of the secondary principal mature December 31, 2012, subject to certain earlier payment conditions. The interest on the primary principal amount will accrue and be paid monthly based on an interest rate per annum which is the greater of 5.00% or the effective prime rate plus 0.75% (4.00% as of December 31, 2008 and June 30, 2009). Interest on the secondary principal shall accrue and be paid monthly based on an interest rate per annum which is the lesser of 9.50% or the effective Applicable Federal Rate, as defined in the agreement (2.85% and 2.25% as of December 31, 2008 and June 30, 2009, respectively). Beginning January 31, 2010, minimum monthly principal payments of $21,422 will be made on the primary principal, in addition to the monthly interest payments. Any amounts remaining on December 31, 2012, will become due on that date. The amended note agreement is secured by all the assets of the Borrower.

ViewCast.com, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
In June 2007, ViewCast entered into a Purchase and Sale Agreement/Security Agreement with Amegy Bank National Association, a national banking association. This agreement provides ViewCast with an accounts receivable loan facility to provide a source of working capital. As of June 30, 2009, we had no borrowings under this facility.
On March 5, 2009, H.T. Ardinger and the Ardinger Family Partnership, Ltd. exercised the outstanding warrant to purchase 2,500,000 shares of the Company’s unregistered common stock at an amended exercise price of $0.376 per share and ViewCast received proceeds of $940,000, which proceeds were used to fund a significant portion of the cash required to be paid to Seller for the purchase of the Ancept Assets. At June 30, 2009, ViewCast had no outstanding warrants.
There were no preferred stock dividends declared or paid during the first quarter of 2009. The Series B and Series C preferred stock issues carry cumulative dividends of 8% and 9% per year, respectively, and are generally payable semi-annually in arrears in cash or in ViewCast common stock, at ViewCast’s option. Cumulative dividends in arrears on preferred shares are approximately: Series B-$4,827,000, Series C-$1,378,000. Holders of Series B and Series C preferred stock have no voting rights except as required by law. The Series E preferred stock has no dividend feature.
At June 30, 2009, ViewCast had a working capital of $2,943,465 and cash and cash equivalents of $758,770. ViewCast utilizes significant capital to design, develop and commercialize its products and intends to fund its operating activities and sales growth during the next twelve months by utilizing existing cash, cash contributed from operations and from current or new lines of credit to the extent possible. ViewCast anticipates it may require additional working capital during 2009 to support the expansion of sales channels and market distribution, to develop and introduce new products and services, to enhance existing product offerings, to address unanticipated competitive threats or technical problems, to transition adverse economic conditions, to service its debt and for potential acquisition transactions.
ViewCast plans to obtain additional working capital position by increasing sales, reduced operating expenses and through other initiatives that may include raising additional equity. Although ViewCast has no firm arrangements with respect to additional capital financing, on an ongoing basis, it considers proposals received from potential investors relating to the issuance of equity securities in exchange for a cash investment in ViewCast. There can be no assurance that additional financing will be available to ViewCast on acceptable terms, or at all. Additional equity financing may involve substantial dilution to our then existing stockholders. ViewCast intends to actively pursue other strategic merger and acquisition activities to the extent possible. In the event we are unable to raise additional capital or execute other alternatives, we may be required to sell segments of the business, or substantially reduce or curtail our activities. Such actions could result in charges that could be material to ViewCast’s results of operations or financial position.
At June 30, 2009, ViewCast had no material commitments for capital expenditures.
Off-Balance Sheet Arrangements
ViewCast does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on ViewCast’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

ViewCast.com, Inc. and Subsidiaries
Quantitative and Qualitative Disclosure About Market Risk
Item 3. Quantitative and Qualitative Disclosure About Market Risk
All of our sales transactions during the first and second quarters of 2009 were denominated in U.S. dollars and the majority of our operations are based in the U.S. and, accordingly, our results of operations are also denominated in U.S. dollars. We do have a foreign-based sales office in the London area where transactions are denominated in the foreign currency. The impact of fluctuations in the relative value of the currency for the first six months of 2009 was not material.
Our interest income earned on cash and cash equivalents is subject to interest rate risk from the changes in the general level of U.S. interest rates, particularly short-term rates. We believe this risk is immaterial due to the short-term nature of the investment commitment.
The interest rates under our stockholder-related loan and security agreement is subject to change based on the effective prime rate for the primary principal amount and the effective Applicable Federal Rate for the secondary principal amount. At June 30, 2009 a balance of $1,250,000 was outstanding on the primary principal and $3,891,361 outstanding on the secondary principal.

ViewCast.com, Inc. and Subsidiaries
Controls and Procedures
Item 4T. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our disclosure controls and procedures (as defined in Rule 13a-15(e)) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are designed to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. As required by Rule 13a-15(b) under the Exchange Act, our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2008. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2009, our disclosure controls and procedures were effective in providing such reasonable assurance.
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

ViewCast.com, Inc. (Registrant)
Date: August 14, 2009	By:	/s/ David T. Stoner
David T. Stoner
Chief Executive Officer Principal Executive Officer

Date: August 14, 2009	By:	/s/ Laurie L. Latham
Laurie L. Latham
Chief Financial Officer Principal Financial and Accounting Officer

EXHIBIT INDEX

Exhibit
Number

31.1	Rule 13a-14(a)/15d-14(a) CEO Certification

31.2	Rule 13a-14(a)/15d-14(a) CFO Certification

32.1	Section 1350 CEO Certification

32.2	Section 1350 CFO Certification