Form 10-Q
period 2009-09-30
VIEWCAST COM INC
filed 2009-11-16
CIK 921313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                  to

Commission file number:  000-29020

ViewCast.com, Inc.
(Exact name of registrant as specified in its charter)

Delaware	75-2528700
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3701 W. Plano Parkway, Suite 300, Plano, TX	75075
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer ☐      Accelerated filer ☐        Non-accelerated filer ☐      Smaller reporting company   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

As of October 31, 2009, there were 35,864,809 shares of common stock, par value $0.0001 per share.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
Condensed Consolidated Balance Sheets at December 31, 2008 and September 30, 2009 (Unaudited)	3
Condensed Consolidated Statements of Operations for the Three and Nine Months ended September 30, 2008 and 2009 (Unaudited)	4
Condensed Consolidated Statement of Stockholders’ Equity for the Nine Months ended September 30, 2009 (Unaudited)	5
Condensed Consolidated Statements of Cash Flows for the Nine Months ended September 30, 2008 and 2009 (Unaudited)	6
Notes to Condensed Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3. Quantitative and Qualitative Disclosure About Market Risk	24

Item 4T. Controls and Procedures	25

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	26

Item 1A. Risk Factors	26

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	26

Item 3. Defaults Upon Senior Securities	26

Item 4. Submission of Matters to a Vote of Security Holders	26

Item 5. Other Information	26

Item 6. Exhibits	26

SIGNATURES	27

Rule 13a-14(a)/15d-14(a) CEO Certification
Rule 13a-14(a)/15d-14(a) CFO Certification
Section 1350 CEO Certification
Section 1350 CFO Certification

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

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

VIEWCAST.COM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2008	2009
ASSETS		(Unaudited)
Current assets:
Cash and cash equivalents	$1,579,683	$718,712
Accounts receivable, less allowance for doubtful accounts of $82,317 and $125,332 at December 31, 2008 and September 30, 2009, respectively	2,654,217	1,188,821
Inventories, net	2,824,236	2,410,547
Prepaid expenses	352,089	245,869
Total current assets	7,410,225	4,563,949

Property and equipment, net	772,290	670,018
Goodwill	-	620,002
Intangible assets, net	423,028	1,515,812
Deposits	48,177	48,436

Total assets	$8,653,720	$7,418,217

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,106,892	$865,491
Accrued expenses	1,143,882	1,308,576
Stockholder accrued interest	169,846	-
Current maturities of long-term debt and stockholder notes payable	159,032	213,155
Total current liabilities	2,579,652	2,387,222

Long-term debt, less current maturities	38,172	56,747
Stockholder notes payable, less current maturities	5,012,827	4,948,560

Total liabilities	7,630,651	7,392,529

Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.0001 par value, authorized 5,000,000 shares:
Series B convertible - issued and outstanding shares - 800,000 - liquidation value of $16 per share as of December 31, 2008 and September 30, 2009	80	80
Series C convertible - issued and outstanding shares - 200,000 - liquidation value of $31 and $32 per share as of December 31, 2008 and September 30, 2009, respectively	20	20
Series E convertible - issued and outstanding shares - 80,000 - liquidation value of $104 per share as of December 31, 2008 and September 30, 2009	8	8
Common stock, $0.0001 par value, authorized 100,000,000 shares:
Issued shares - 32,419,886 and 36,093,727 at December 31, 2008 and September 30, 2009, respectively	3,242	3,609
Additional paid-in capital	70,153,562	71,654,692
Accumulated deficit	(69,121,937)	(71,620,815)
Treasury stock, 261,497 shares at cost	(11,906)	(11,906)
Total stockholders' equity	1,023,069	25,688

Total liabilities and stockholders' equity	$8,653,720	$7,418,217

The accompanying notes are an integral part of these condensed consolidated statements.

VIEWCAST.COM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2008	2009	2008	2009

Net sales	$4,737,996	$2,961,865	$13,059,547	$10,460,494

Cost of sales	1,477,905	1,031,559	4,095,159	3,852,289

Gross profit	3,260,091	1,930,306	8,964,388	6,608,205

Operating expenses:
Selling, general and administrative	2,083,424	1,713,214	5,670,497	6,088,107
Research and development	753,649	752,374	2,248,215	2,339,009
Depreciation and amortization	123,340	207,585	350,375	569,595
Total operating expenses	2,960,413	2,673,173	8,269,087	8,996,711

Operating income (loss)	299,678	(742,867)	695,301	(2,388,506)

Other income (expense):
Interest expense (including $42,792, $43,190, $130,201, and
$112,986 of expense to related parties, respectively)	(45,597)	(44,782)	(138,679)	(118,669)
Interest income	6,263	1,498	27,559	4,322
Gain on disposal of fixed assets	-	3,975	-	3,975
Total other expense	(39,334)	(39,309)	(111,120)	(110,372)

Income tax expense	(5,000)	-	(11,400)	-

NET INCOME (LOSS)	$255,344	$(782,176)	$572,781	$(2,498,878)

Preferred stock dividends	(205,000)	(205,000)	(615,029)	(615,000)
Net income (loss) applicable to common stockholders	$50,344	$(987,176)	$(42,248)	$(3,113,878)

Net income (loss) per share
Basic	$0.00	$(0.03)	$(0.00)	$(0.09)
Diluted	$0.00	$(0.03)	$(0.00)	$(0.09)
Weighted average number of common shares outstanding
Basic	32,107,992	35,832,230	32,087,810	34,937,662
Diluted	48,035,557	35,832,230	32,087,810	34,937,662

The accompanying notes are an integral part of these condensed consolidated statements.

VIEWCAST.COM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009
(UNAUDITED)

	Series B		Series C		Series E
	Convertible		Convertible		Convertible				Additional			Total
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated	Treasury	Stockholders'
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Shares	Par Value	Capital	Deficit	Stock	Equity

Balances, December 31, 2008	800,000	$80	200,000	$20	80,000	$8	32,419,886	$3,242	$70,153,562	$(69,121,937)	$(11,906)	$1,023,069

Stock based compensation expense	-	-	-	-	-	-	-	-	150,087	-	-	150,087

Employee stock purchase plan issuance	-	-	-	-	-	-	22,527	2	8,558	-	-	8,560

Exercise of stock options	-	-	-	-	-	-	10,000	1	2,849	-	-	2,850

Exercise of warrants	-	-	-	-	-	-	2,500,000	250	939,750	-	-	940,000

Stock issuance for acquisition	-	-	-	-	-	-	1,141,314	114	399,886	-	-	400,000

Net loss	-	-	-	-	-	-	-	-	-	(2,498,878)	-	(2,498,878)

Balances, September 30, 2009	800,000	$80	200,000	$20	80,000	$8	36,093,727	$3,609	$71,654,692	$(71,620,815)	$(11,906)	$25,688

The accompanying notes are an integral part of this condensed consolidated statement.

VIEWCAST.COM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the nine months ended
	September 30,
	2008	2009
Operating activities:
Net income (loss)	$572,781	$(2,498,878)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Bad debt expense	43,759	43,015
Depreciation of property and equipment	257,793	330,419
Amortization of intangible assets	92,581	239,176
Stock based compensation expense	67,788	150,087
Common stock issued to employee for services	3,000	-
Loss on disposition of property and equipment	-	973
Changes in operating assets and liabilities: (net of effect of acquisition)
Accounts receivable	75,416	1,583,141
Inventories	319,853	413,689
Prepaid expenses	(30,933)	106,635
Deposits	(1,954)	(259)
Accounts payable	232,985	(241,402)
Accrued expenses	336,909	(134,644)
Stockholder accrued interest	61,776	(169,846)
Net cash provided by (used in) operating activities	2,031,754	(177,894)

Investing activities:
Capitalized software development costs	(107,676)	(397,960)
Purchase of property and equipment	(218,688)	(180,384)
Cash paid for acquisition	-	(1,031,422)
Net cash used in investing activities	(326,364)	(1,609,766)

Financing activities:
Proceeds from sale of common stock	3,883	8,560
Proceeds from exercise of employee stock options	-	2,850
Net proceeds from exercise of warrants	-	940,000
Repayments of long-term debt	(21,173)	(24,721)
Net cash provided by (used in) financing activities	(17,290)	926,689

Net increase (decrease) in cash and cash equivalents	1,688,100	(860,971)

Cash and cash equivalents, beginning of period	1,135,416	1,579,683

Cash and cash equivalents, end of period	$2,823,516	$718,712

Supplemental cash flow information:
Cash paid for interest	$76,904	$288,515

Non-cash items:
Stock issued for acquisition	$-	$400,000
Acquisition of property and equipment under capital leases	$48,362	$33,152

The accompanying notes are an integral part of these condensed consolidated statements.

ViewCast.com, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

1. Basis of Presentation and Liquidity

The accompanying unaudited interim condensed consolidated financial statements include the accounts of ViewCast.com, Inc. and its wholly-owned subsidiaries, Osprey Technologies, Inc., VideoWare, Inc., Ancept Corporation, previously known as ViewCast Online Solutions, Inc., and ViewCast Technology Services Corporation (collectively, the “Company” or “ViewCast”). All material inter-company accounts and transactions have been eliminated in consolidation.

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, as amended by Amendment No. 1 thereto, filed with the Securities and Exchange Commission. Management has evaluated subsequent events through November 16, 2009, the date this Quarterly Report on Form 10-Q was filed with the Securities and Exchange Commission.

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

ViewCast incurred a net loss of $2,498,878 during the first nine months of 2009 and used cash in operations of $177,894 during that same period. ViewCast plans to obtain additional working capital by increasing sales, reducing operating expenses, borrowings under its loan facility and through other initiatives that may include raising additional equity. This is partially dependent on existing market conditions. Although ViewCast has no firm arrangements with respect to additional capital financing, on an ongoing basis, it considers proposals received from potential investors relating to the issuance of equity securities in exchange for a cash investment in ViewCast. There can be no assurance that additional financing will be available to ViewCast on acceptable terms, or at all. Additional equity financing may involve substantial dilution to our then existing stockholders. ViewCast intends to actively pursue other strategic merger and acquisition opportunities to the extent possible. In the event we need additional working capital and are unable to raise such capital or execute other alternatives, we may be required to sell segments of the business, or substantially reduce or curtail our activities. Such actions could result in charges that could be material to ViewCast’s results of operations or financial position.

2. Recently issued Accounting Pronouncements

In June 2009, the FASB issued FASB ASC 105, “Generally Accepted Accounting Principles,” (“FASB ASC 105”) which establishes the FASB Accounting Standards Codification as the sole source of authoritative generally accepted accounting principles. Pursuant to the provisions of FASB ASC 105, the Company has updated reference to GAAP in its financial statements issued for the period ended September 30, 2009. The adoption of FASB ASC 105 did not impact the Company’s financial position or results of operations.

In April 2009, the FASB issued a statement concerning, “Interim Disclosures about Fair Value of Financial Instruments” contained in FASB ASC 270 “Interim Reporting” (“FASB ASC 270”), which requires public entities to disclose in their interim financial statements the fair value of all financial instruments, as well as the method(s) and significant assumptions used to estimate the fair value of those financial instruments. The Company has adopted the provisions of FASB ASC 270. The adoption of FASB ASC 270 had no impact on the Company’s financial position or results of operations.

ViewCast.com, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements - Continued

In December 2007, the FASB issued ASC No. 805, “Business Combinations” (“FASB ASC 805”), previously referred to as  SFAS 141 (revised 2007), “Business Combinations”.  FASB ASC 805 significantly changed current practices regarding business combinations. Among the more significant changes, FASB ASC 805 expands the definition of a business and a business combination; requires the acquirer to recognize the assets acquired, liabilities assumed and non controlling interests (including goodwill), measured at fair value at the acquisition date; requires acquisition-related expenses and restructuring costs to be recognized separately from the business combination; and requires in-process research and development to be capitalized at fair value as an indefinite-lived intangible asset. FASB ASC 805 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company adopted the provisions of FASB ASC 805 on January 1, 2009 and the adoption did not change the financial accounting and reporting for business combinations completed prior to the effective date of the new standard.

On January 1, 2009, the Company adopted FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets”, (“FSP No. FAS 142-3”), which is codified primarily in FASB ASC Subtopic 350-30, “General Intangibles Other than Goodwill”. This pronouncement prospectively amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB ASC Topic 350, “Intangibles – Goodwill and Other”. Adoption of FSP No. FAS 142-3 did not have a material effect on the Company’s consolidated financial statements.

3. Acquisition

On March 13, 2009, the Company acquired certain assets (the “Ancept Assets”) of Ancept Media Server, LLC (“Seller”) for $1,431,422. The Company (i) paid to the Seller’s lender $1,000,000 in cash, (ii) paid to the Seller $31,422 in cash, which is the difference between $170,000 in cash less a holdback amount of $138,578 based on the difference in accounts receivables and deferred revenue as of March 13, 2009, (iii) issued to the Seller Company common stock of $400,000 which resulted in the issuance of 1,141,314 shares based on the weighted average closing price of the Company’s common stock for the ten trading days immediately prior to the closing of the transaction, which was $0.35047, and (iv) assumed deferred revenue liabilities related to the Ancept Assets. The primary purpose of the acquisition was to enable the Company to expand its global business presence with a complete portfolio of solutions that encompasses live and on-demand video encoding, management and delivery. ViewCast’s wholly-owned subsidiary ViewCast Online Solutions, Inc. was renamed Ancept Corporation (“Ancept”) and this subsidiary operates the Ancept business.

The following table summarizes the assets acquired and liabilities assumed as of the closing date:

Accounts receivable	$160,760
Prepaid expenses	415
Software	850,000
Customer related intangible assets	60,000
Non-compete agreements	24,000
Goodwill	620,002
Property and equipment	15,583
Total assets acquired	1,730,760
Liabilities assumed	(299,338)
Net assets acquired	$1,431,422

The acquisition was accounted for using the purchase method of accounting. Intangible assets will be amortized over their estimated useful life of three to seven years. The purchase price allocated to the intangible assets was determined by management’s estimate with the assistance of a professional valuation group. Goodwill represents the excess of purchase consideration over the fair value of assets acquired. In the event that the Company enters into certain key contracts with either one of two specified entities to redistribute or resell in volume certain of Seller’s products by the second anniversary of the closing of the acquisition (the “Closing”), the Company shall issue $100,000 of additional shares of the Company’s common stock to the Seller, with a value per share based on the weighted average closing price of the Company’s common stock for the ten trading days immediately prior to finalizing such agreement. Further, the Seller is eligible to receive an earn-out amount equal to 5% of the Company’s net revenue relating solely to certain business related to the Ancept Assets that is in excess of $2,000,000 for each of the two years following the Closing. The goodwill acquired may be amortized for federal income tax purposes.

ViewCast.com, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements - Continued

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

	For the three months ended	For the nine months ended
	September 30,	September 30,
	2008	2008	2009
	(Unaudited)	(Unaudited)	(Unaudited)

Net sales	$5,156,599	$14,409,779	$10,621,121

Net income (loss) applicable to common stockholders	35,282	3,063	(3,121,192)

Basic and diluted net income (loss) per common share	$0.00	$0.00	$(0.09)
applicable to common stockholders
Weighted average number of common shares outstanding
(basic and diluted)	49,176,871	33,238,437	35,238,667

4. Accounts Receivable

The Company’s accounts receivable are primarily due from resellers and distributors of our video communications products and services. Credit is extended based on evaluation of each customer’s financial condition and, generally, collateral is not required except for certain international customers. Accounts receivable are generally due within 30 days and are stated net of an allowance for doubtful accounts. Accounts that are outstanding longer than contractual payment terms are considered past due. The Company records an allowance for doubtful accounts on a specific basis by considering a number of factors, including the length of time trade accounts are past due, the Company’s previous loss history, the credit-worthiness of individual customers, economic conditions affecting specific customer industries and economic conditions in general. The Company writes off accounts receivable when they become uncollectible and payments subsequently received on such receivables are credited against write-offs in the period the payment is received.

Changes in the Company’s allowance for doubtful accounts for the three and nine months ended September 30, 2008 and 2009 are as follows:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2008	2009	2008	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Beginning balance	$57,304	$116,192	$30,390	$82,317
Bad debt expense	16,845	9,140	43,759	43,015
Uncollectible accounts written off	(5,986)	-	(5,986)	-
Ending balance	$68,163	$125,332	$68,163	$125,332

ViewCast.com, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements - Continued

5. Inventories

Inventories consist of the following:

	December 31,	September 30,
	2008	2009
		(Unaudited)
Purchased materials	$1,670,260	$929,944
Finished goods	1,207,518	1,525,174
Reserve	(53,542)	(44,571)
	$2,824,236	$2,410,547

6. Intangible Assets

Intangible assets consist of the following:

	December 31,	September 30,
	2008	2009
		(Unaudited)
Customer lists	$-	$60,000
Non-compete agreements	-	24,000
Capitalized software	1,385,215	2,612,950
Patents	102,594	122,819
Less accumulated amortization	(1,064,781)	(1,303,957)
	$423,028	$1,515,812

Amortization expenses consist of the following:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2008	2009	2008	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Customer lists	$-	$2,000	$-	$4,387
Non-compete agreements	-	3,000	-	6,581
Capitalized software	34,605	90,334	88,293	223,410
Patents	1,445	1,716	4,288	4,798
	$36,050	$97,050	$92,581	$239,176

ViewCast.com, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements - Continued

Future amortization expense associated with these intangible assets is as follow:

Year ended December 31,

2009	$103,516
2010	393,895
2011	329,527
2012	206,516
2013	140,654
Thereafter	341,704
$1,515,812

7. Accrued Expenses

Accrued expenses consist of the following:

	December 31,	September 30,
	2008	2009
		(Unaudited)
Accrued compensation	$302,310	$228,408
Accrued warranty	199,446	208,629
Accrued inventory purchases	39,595	39,950
Customer deposits	122,321	64,374
Deferred rent	73,484	53,064
Deferred revenue	156,611	467,907
Accrued taxes and other	250,115	246,244
	$1,143,882	$1,308,576

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

The following table below shows the changes in accrued warranty expense for the three and nine months ended September 30, 2008 and 2009:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2008	2009	2008	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Beginning balance	$168,849	$205,528	$133,940	$199,446
Charged to expense	42,153	13,856	104,728	46,567
Usage	(7,938)	(10,755)	(35,604)	(37,384)
Ending balance	$203,064	$208,629	$203,064	$208,629

ViewCast.com, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements - Continued

9. Property and Equipment

Property and equipment, at cost, consist of the following:

	Estimated
	Useful Life	December 31,	September 30,
	(Years)	2008	2009
			(Unaudited)
Service equipment	3	$242,362	$242,362
Computer equipment	2 to 7	420,398	490,522
Software	3 to 5	184,038	199,511
Leasehold improvements	1 to 5	172,697	172,697
Office furniture and equipment	5 to 7	1,136,470	1,278,196
		2,155,965	2,383,288
Less accumulated depreciation and amortization		(1,383,675)	(1,713,270)
		$772,290	$670,018

10. Long-Term Debt

Since October 1998, the Company has maintained a credit facility with an entity controlled by its largest stockholder, Mr. H.T. Ardinger. On October 31, 2008 and July 31, 2009, ViewCast.com, Inc., Osprey Technologies, Inc. and VideoWare, Inc. (jointly and severally, the “Borrower”) amended the terms and conditions of the loan and security agreement with the Ardinger Family Partnership, Ltd. Under the amended terms, $1,250,000 of the primary principal and $3,891,361 of the secondary principal mature December 31, 2012, subject to certain earlier payment conditions. The interest on the primary principal amount will accrue and be paid monthly based on an interest rate per annum which is the greater of 5.00% or the effective prime rate plus 0.75% (4.00% as of December 31, 2008 and September 30, 2009). Interest on the secondary principal shall accrue and be paid monthly based on an interest rate per annum which is the lesser of 9.50% or the effective Applicable Federal Rate, as defined in the agreement (2.85% and 2.87% as of December 31, 2008 and September 30, 2009, respectively). Beginning January 31, 2010, minimum monthly principal payments of $21,422 will be made on the primary principal, in addition to the monthly interest payments. Any amounts remaining on December 31, 2012 will become due on that date. The amended note agreement is secured by all the assets of the Borrower.

ViewCast.com, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements - Continued

The Company’s long-term debt consist of the following:

	December 31, 2008	September 30, 2009
		(Unaudited)
Aggregate of the Outstanding Principal ("Primary Principal Amount") as amended, with interest only due monthly at a rate per annum equal to the greater of 5.00% or prime plus 0.75%. (4.00% at December 31, 2008 and September 30, 2009), beginning in January 2010, minimum monthly principal payments of $21,422 will be made, matures December 31, 2012	$1,250,000	$1,250,000

Accrued and Outstanding Interest ("Secondary Principal Amount"), currently interest only due monthly at a rate per annum equal to the lesser of Applicable Federal Rate (2.85% and 2.87% at December 31, 2008 and September 30, 2009, respectively) or 9.50% fixed rate, matures December 31, 2012	3,891,361	3,891,361
Other debt	68,670	77,101
Total long-term debt	5,210,031	5,218,462
Less current maturities	(159,032)	(213,155)
Total long-term debt less current maturities	$5,050,999	$5,005,307

11. Warrants

On February 27, 2009, the Company entered into an amendment to the warrant to purchase common stock, dated December 11, 2006, (the “Amendment”) by and between the Company and the Ardinger Family Partnership, Ltd. The general partner of the Ardinger Family Partnership, Ltd. is H.T. Ardinger, Jr., the Company’s largest stockholder. Pursuant to the Amendment, the Company agreed to reduce the per share warrant exercise price to the average closing price for the five consecutive trading days ending on February 27, 2009 on the Over-The-Counter Bulletin Board in exchange for the Ardinger Family Partnership agreeing to exercise the Warrant on or prior to March 5, 2009 with the proceeds to be used by the Company for the acquisition of Ancept Assets (see Note 3). On March 5, 2009, the Ardinger Family Partnership, Ltd. exercised the outstanding warrant to purchase 2,500,000 shares of the Company’s unregistered common stock at the amended exercise price of $0.376 per share and the Company received proceeds of $940,000. At September 30, 2009, the Company had no outstanding warrants.

12. Earnings Per Share Data

Basic earnings per share (“EPS”) is calculated by dividing net income or loss applicable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is calculated by using the weighted-average number of common shares outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the dilutive potential shares of common stock had been issued. Dilutive potential shares of common stock include convertible preferred stock, options and warrants which are exercisable based on the average market price during the period. The average market price of the common stock was $0.3177 during the nine months ended September 30, 2009. For periods presented, the computation of diluted loss per share excludes the portion of convertible preferred stock, options and warrants that are anti-dilutive.

ViewCast.com, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements - Continued

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2009	2008	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net income (loss) applicable to common stockholders
- numerator for basic and diluted earnings per share	$50,344	$(987,176)	$(42,248)	$(3,113,878)

Weighted average common shares outstanding - denominator for
basic earnings per share	32,107,992	35,832,230	32,087,810	34,937,662

Dilutive potential common shares:
Stock options	241,291	-	-	-
Convertible preferred stock - Series E	15,686,274	-	-	-

Weighted - average common shares outstanding
- denominator for basic and dilluted earning per share	48,035,557	35,832,230	32,087,810	34,937,662

Net income (loss) per share:
Basic	$0.00	$(0.03)	$(0.00)	$(0.09)
Diluted	$0.00	$(0.03)	$(0.00)	$(0.09)

Anti-dilutive securities excluded from diluted earnings per share:
Stock options	2,915,850	5,286,660	3,711,476	4,652,985
Warrants	2,500,000	-	2,500,000	-
Convertible preferred stock - Series B	2,206,896	2,206,896	2,206,896	2,206,896
Convertible preferred stock - Series C	3,333,333	3,333,333	3,333,333	3,333,333
Convertible preferred stock - Series E	-	13,333,333	15,686,274	13,333,333

ViewCast.com, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements - Continued

13. Stock-Based Compensation

The Company has various stock-based employee compensation plans, which are described more fully in Note 8 of the Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2008, as amended by Amendment No. 1 thereto.

The Company accounts for Stock-based compensation under FASB ASC 718, “Compensation-Stock Compensation” previously referred to as Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment.” Stock-based compensation expense recognized under FASB ASC 718 was $67,788 and $150,087 for the nine months ended September 30, 2008 and September 30, 2009, respectively. There were 1,587,500 new options granted by the Company during the nine months ended September 30, 2009. Stock-based compensation expense recognized in the Company's Statement of Operations for the first nine months of 2008 and 2009 includes compensation expense for share-based payment awards granted prior to, but not yet vested as of, December 31, 2005, based on the grant date fair value estimated in accordance with the pro forma provisions of FASB ASC 718 and compensation expense for the share-based payment awards granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of FASB ASC 718. Stock-based compensation expense recognized in the Company's Statement of Operations for the first nine months of 2008 and 2009 is based on awards ultimately expected to vest and has been reduced for estimated forfeitures. FASB ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The Company uses the Black-Scholes option-pricing model ("Black-Scholes") as its method of valuation under FASB ASC 718. The fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. The fair value of share-based payment awards on the date of grant as determined by the Black-Scholes model is affected by our stock price as well as other assumptions. These assumptions include, but are not limited to, the expected stock price volatility over the term of the awards and the actual and projected employee stock option exercise behaviors.

At September 30, 2009, the balance of unearned stock-based compensation to be expensed in future periods related to unvested share-based awards, as adjusted for expected forfeitures, is approximately $351,732. The weighted-average period over which the unearned stock-based compensation is expected to be recognized is approximately two years.

Following is a summary of stock option activity from January 1, 2009 through September 30, 2009:

	Stock Options
			Weighted-
			Average
	Number	Price Per	Exercise Price
	of Shares	Share	Per Share
Outstanding at December 31, 2008	4,065,935	$0.20 - $7.14	$1.42

Granted	1,587,500	0.33	0.33
Exercised	(10,000)	0.29	0.29
Canceled/forfeited	(648,300)	0.30 - 7.14	4.92
Outstanding at September 30, 2009	4,995,135	$0.20 - $5.50	$0.62

ViewCast.com, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements - Continued

The following information applies to options outstanding at September 30, 2009:

		Weighted-
		Average	Weighted-		Weighted-
Range of	Outstanding at	Remaining	Average	Exercisable at	Average
Exercise	September 30,	Contractual	Exercise	September 30,	Exercise
Prices	2009	Life	Price	2009	Price
$0.01 - 1.00	4,252,085	5.5	$0.37	1,905,979	$0.40
1.01 - 2.00	532,050	1.4	1.12	532,050	1.12
2.01 - 3.00	80,000	0.8	2.50	80,000	2.50
3.01 - 4.00	2,500	0.7	3.52	2,500	3.52
4.01 - 5.00	12,500	0.1	4.53	12,500	4.53
5.01 - 6.00	116,000	0.2	5.44	116,000	5.44
	4,995,135	4.9	$0.62	2,649,029	$0.85

14. Income Taxes

The Company accounts for uncertainty in income taxes in accordance with FASB ASC 740, “Income Taxes”, previously referred to as Financial Accounting Standard Board Interpretation No. 48, “Accounting for Uncertainly in Income Taxes – An Interpretation of FASB Statement No. 109”. FASB ASC 740 requires companies to determine whether it is “more likely than not” that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit can be recorded in the financial statements. It also provides guidance on the recognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. The Company did not recognize any adjustments to its financial statements as a result of its implementation of FASB ASC 740.

At December 31, 2008, the Company has federal income tax net operating loss carryforwards of approximately $69,000,000. The Company recognized no federal income tax benefit in the first nine months of 2009 as it has recorded a valuation allowance to reduce all deferred tax assets to zero based on management’s assessment of the Company’s ability to utilize the deferred tax assets.

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

In addition, the source of a significant portion of the cash paid to Seller for the purchase of the Ancept Assets (more fully described in Note 3) was obtained by the Company pursuant to the warrant exercise on March 5, 2009 by H.T. Ardinger and the Ardinger Family Partnership, Ltd. for the purchase 2,500,000 shares of the Company’s unregistered common stock at an amended exercise price of $0.376 per share, pursuant to which the Company received proceeds of $940,000. See Note 11 for related-party warrant activity.

16. Accounts Receivable Loan Facility

On June 29, 2007, the Company entered into a Purchase and Sale Agreement/Security Agreement (the “Agreement”) with Amegy Bank National Association, a national banking association (“Amegy”). The Agreement provides the Company with an accounts receivable loan facility of up to $1,000,000 to provide a source of working capital. As of September 30, 2009, the Company had no borrowings under this facility.

ViewCast.com, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements - Continued

17. Preferred Stock Dividend

There were no preferred stock dividends declared or paid during the nine months ended September 30, 2009. The Series B and Series C preferred stock carry cumulative dividends of 8% and 9% per year, respectively, and are generally payable semi-annually in arrears in cash or in ViewCast common stock, at ViewCast’s option. At September 30, 2009, cumulative dividends in arrears on preferred shares are: Series B-$4,986,667, Series C-$1,422,500. The Series E preferred stock has no dividend feature.

ViewCast.com, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with our consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, as amended by Amendment No. 1 thereto. The following discussion may contain forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed above under “Special Note Regarding Forward-Looking Statements.”

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

Critical Accounting Policies

Management’s discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). We review the accounting policies we use in reporting our financial results on a regular basis. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to accounts receivable, inventories, investments, warranty obligations, income taxes, restructuring and contingencies and litigation. Our estimates are based on historical experience and other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. In addition to the items listed above which are affected by estimates, we believe that the following are critical accounting policies used in the preparation of our consolidated financial statements:

ViewCast.com, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations -
Continued

•
Revenue Recognition – We apply provisions of Securities and Exchange Commission Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements as revised by SAB 104, Revenue Recognition, FASB ASC 605, “Revenue Recognition” and FASB ASC 985, “Software”.  Under these guidelines, we recognize revenue on transactions where persuasive evidence of an arrangement exists, title has transferred, product payment is not contingent upon performance of installation or service obligations, the price is fixed or determinable and payment is reasonably assured.  We accrue warranty costs and sales allowances for promotional activities at time of shipment based on historical experience.  In addition, we defer revenue associated with maintenance and support contracts and recognize revenue ratably over the contract term.

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

•
Purchase Accounting, Goodwill and Intangible Assets – We use the purchase method of accounting for our business acquisitions, accordingly, the statement of operation include the results of acquired businesses since the date of acquisition.  The assets acquired and liabilities assumed are recorded at their estimated fair value as determined by management and supported by an independent third-party valuation.

•
Goodwill Arising from the Acquisitions of Business – We record goodwill arising from the acquisition of a business as the excess of the purchase price over the estimated fair value of the net assets of the business acquired.  In accordance with FASB ASC 350, “Intangibles – Goodwill and Other,” we are required to test goodwill for impairment annually or more frequently if circumstances indicate potential impairment.  Consistent with this standard, we will review goodwill, as well as other intangible assets and long-term assets, for impairment annually or more frequently as warranted, and if circumstances indicate that the recorded value of any such other asset is impaired, such asset is written down to its new, lower fair value.  If any item of goodwill or such other asset is determined to be impaired, an impairment loss would be recognized equal to the amount by which the recorded value exceeds the estimated fair market value.

ViewCast.com, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations -
Continued

Results of Operations

Three and Nine Months Ended September 30, 2009 compared to
 Three and Nine Months Ended September 30, 2008.

Net Sales.  During the third quarter ended September 30, 2009, net sales decreased $1,776,131 to $2,961,865 from $4,737,996 in the third quarter 2008, representing a 38% decrease.  During the nine months ended September 30, 2009, net sales decreased $2,599,053 to $10,460,494 from $13,059,547 for the same period in 2008, representing a 20% decrease.  The overall decrease during the first nine months of 2009 was primarily due to decreases in Osprey® capture card and Niagara® system revenue which was partially offset by an increase in Ancept-related revenues of $746,660, as noted below.  Excluding Ancept, net sales decreased during the nine months ended September 30, 2009 compared to the same period in 2008 by 22% in the North America sales region, 40% in the Europe, Middle East and Africa (“EMEA”) and 15% in the Pacific Rim/South America sales regions.  The decreased revenue primarily was due to decline in the global economy.  We expect to see poor economic conditions continue to restrain customer budgets although substantial ongoing sales activity may indicate potential increased demand once spending restraints are relaxed later in 2009.

Osprey Product Sales.  During the third quarter ended September 30, 2009, Osprey sales decreased $637,129 to $2,077,602 from $2,714,731 in the third quarter 2008, representing a 24% decrease from the 2008 levels and 70% of total third quarter 2009 revenue, compared to 57% in 2008.  During the nine months ended September 30, 2009, Osprey sales decreased $2,514,951 to $5,683,183 from $8,198,134 for the same period in 2008, representing a 31% decrease from the 2008 levels and 54% of total revenue, compared to 63% in 2008.  The decrease in sales for the nine months ended September 30, 2009 was due to sales declines in all sales regions.  Due to the global economic recession and, consequently, the reduction in larger integration projects, sales of these products for the first nine months of 2009 were negatively affected.

ViewCast Niagara® Streaming/Encoding System Sales.  During the third quarter ended September 30, 2009, combined system sales decreased $1,414,162 to $532,832 from $1,946,994 in the third quarter 2008, representing a 73% decrease from the 2008 levels and 18% of total third quarter 2009 revenue, compared to 41% in 2008.  During the nine months ended September 30, 2009, combined system sales decreased $822,895 to $3,846,842 from $4,669,737 for the same period in 2008, representing an 18% decrease from the 2008 levels and 37% of total revenue, compared to 36% in 2008.  The decrease in sales for the nine months ended September 30, 2009 was due to sales declines in all sales regions.  Due to the global economic recession and, consequently, the reduction in customer budgets and solution integration projects for 2009, sales of these products for the first nine months of 2009 were negatively affected.  During the fourth quarter we anticipate the availability of the Niagara 7500 for shipment and the new version of SCX released for our Niagara systems will have a positive impact on sales activity within this product line.

Software Licenses and Other Revenues.  During the third quarter ended September 30, 2009, other revenues from software licenses, support and maintenance, professional services and net third-party product revenue increased $275,160 to $351,431 from $76,271 in the third quarter 2008, representing a 361% increase from the 2008 levels and 12% of total third quarter 2009 revenue, compared to 2% in 2008.  During the nine months ended September 30, 2009, other revenues increased $738,793 to $930,469 from $191,676 for the same period in 2008, representing a 385% increase from the 2008 levels and 9% of total revenue, compared to 2% in 2008.  This increase was primarily due to ViewCast’s newly-acquired Ancept business, which contributed in software license, maintenance and support, and professional service revenue of $309,914 and $746,660, representing 11% and 7% of total revenue, to the three and nine month periods ended September 30, 2009, respectively.  We anticipate that Other Revenue will vary quarter to quarter depending on the mix of software license and professional service revenues in addition to support and maintenance revenues that are amortized over the contract period.

ViewCast.com, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations -
Continued
Cost of Sales/Gross Profit.  During the third quarter ended September 30, 2009, cost of sales decreased $446,346 to $1,031,559 from $1,477,905 in the third quarter 2008, representing a 30% decrease from the 2008 levels and 35% of total third quarter 2009 revenue, compared to 31% in 2008.  During the third quarter ended September 30, 2009, gross profit decreased $1,329,785 to $1,930,306 from $3,260,091 in the third quarter 2008, representing a 41% decrease from the 2008 levels and 65% of total third quarter 2009 revenue, compared to 69% in 2008.  During the nine months ended September 30, 2009, cost of sales decreased $242,870 to $3,852,289 from $4,095,159 in the same period 2008, representing a 6% decrease from the 2008 levels and 37% of total revenue, compared to 31% in 2008.  During the nine months ended September 30, 2009, gross profit decreased $2,356,183 to $6,608,205 from $8,964,388 in the same period 2008, representing a 26% decrease from the 2008 levels and 63% of total revenue, compared to 69% in 2008.  The decrease in gross profit margin percentage was primarily due to lower Osprey sales and a higher percentage of sales derived from the lower margin OEM system products.  In addition, the increased revenues from professional services, support and maintenance experience a lower margin than the hardware and software products.

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

Selling, General and Administrative Expenses.  During the third quarter ended September 30, 2009, selling, general and administrative expenses decreased $370,210 to $1,713,214 from $2,083,424 in the third quarter 2008, representing an 18% decrease from the 2008 levels.  During the nine months ended September 30, 2009, selling, general and administrative expenses increased $417,610 to $6,088,107 from $5,670,497 in the same period 2008, representing a 7% increase from the 2008 levels.  The increase reflects an overall increase in sales and marketing due to increased headcount, advertising, public relations and related expenses, partially offset by a decrease in customer support.  Additionally, there were $167,000 of non-recurring expenses during 2009 related to the acquisition of the Ancept Assets.

Research and Development Expense. During the third quarter ended September 30, 2009, research and development expense, net of capitalized software development, decreased $1,275 to $752,374 from $753,649 in the third quarter 2008, representing a 0.2% decrease from the 2008 levels.  During the nine months ended September 30, 2009, research and development expense, net of capitalized software development, increased $90,794 to $2,339,009 from $2,248,215 in the same period 2008, representing a 4% increase from the 2008 levels.  Research and development expenses vary period to period depending on the number of product introductions planned and as new product prototypes, testing and certifications are completed.

Depreciation and Amortization Expense. During the third quarter ended September 30, 2009, depreciation and amortization expense increased $84,245 to $207,585 from $123,340 in the third quarter 2008, representing a 68% increase from the 2008 levels.  During the nine months ended September 30, 2009, depreciation and amortization expense increased $219,220 to $569,595 from $350,375 in the same period 2008, representing a 63% increase from the 2008 levels.  The increase was primarily due to the amortization of acquired intangible assets and capitalized software development plus expenditures in 2008 for IT infrastructure, test equipment and demo gear.

Operating Expense.  Total Operating expenses for the third quarter of 2009 have declined by $510,539 from the second quarter of 2009 and by $287,240 from the third quarter of 2008 due to reductions in expenses and headcount initiated during the second quarter of 2009.  We anticipate these second quarter actions along with other recent expense reductions will save the Company approximately $1,000,000 over the second half of the year compared to the first half of 2009.

Other Income (Expense).  During the third quarter ended September 30, 2009, total other expenses decreased $25 to $39,309 from $39,334 in the third quarter 2008, representing less than a 1% change from the 2008 levels.  During the nine months ended September 30, 2009, total other expenses decreased $748 to $110,372 from $111,120 in the same period 2008, representing a 1% decrease from the 2008 levels.  Interest expense for the third quarter ended September 30, 2009 decreased $815 to $44,782 from $45,597 in the third quarter 2008, representing a 2% decrease from the 2008 levels.  Interest expense for the nine months ended September 30, 2009 decreased $20,010 to $118,669 from $138,679 in the same period 2008, representing a 14% decrease from the 2008 levels.  The decrease in interest expense is principally due to the decrease of interest rates from our debt under the credit facility we have in place with Ardinger Family Partnership, Ltd. (See Note 10).  Interest income for the third quarter ended September 30, 2009 decreased $4,765 to $1,498 from $6,263 in the third quarter 2008.  Interest income for the nine months ended September 30, 2009 decreased $23,237 to $4,322 from $27,559 in the same period 2008.  The decrease in interest income is primarily due to lower interest rates and average cash balance during the period.

ViewCast.com, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations -
Continued

Net Income (Loss).  During the third quarter ended September 30, 2009, net income decreased $1,037,520 to a net loss of ($782,176) from net income of $255,344 in the third quarter 2008.  After reducing net loss for accrued preferred dividends of $205,000, the net loss per share applicable to the common shareholders for the third quarter of 2009 was ($0.03) per share, compared to net income of less than a cent per share for the same period in 2008.   During the nine months ended September 30, 2009, net income decreased $3,071,659 to a net loss of ($2,498,878) from net income of $572,781 in the same period 2008.  After reducing net loss for accrued preferred dividends of $615,000, the net loss per share applicable to the common shareholders for the nine months ended September 30, 2009 was ($0.09) per share, compared to a net loss of less than a cent per share for the same period in 2008.

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

Net cash used in operating activities for the nine months ended September 30, 2009 was $177,894 resulting from a net loss of ($2,498,878), plus non-cash operating expense of $763,670 and net cash provided from operating assets and liabilities (excluding the acquisition of the Ancept Assets) of $1,557,314.  Cash provided by changes in operating assets and liabilities was principally due to decreased accounts receivable, inventory and prepaid expenses, which was partially offset by cash used for decreased accounts payable, accrued expenses and stockholder accrued interest.

Cash utilized for investing activities during the nine months ended September 30, 2009 totaled $1,609,766 of which $1,031,422 was used for the acquisition of the Ancept Assets.  The remaining $578,344 of cash utilized for investing activities was for $180,384 of property and equipment purchased and $397,960 of software development costs capitalized.

During the nine months ended September 30, 2009, ViewCast’s financing activities, provided cash of $926,689 of which $940,000 was provided from the exercise of warrants by H.T. Ardinger and the Ardinger Family Partnership, Ltd. for the purchase of 2,500,000 shares of the Company’s unregistered common stock at an amended exercise price of $0.376 per share, which proceeds were used to fund a significant portion of the cash paid to the Seller for the purchase of the Ancept Assets.  The remaining $13,311 of cash used included $24,721 for repayment of long-term debt offset by cash provided from the purchase of stock under the Employee Stock Purchase Plan of $8,560 and exercise of employee stock options of $2,850.

On March 13, 2009, ViewCast acquired the Ancept Assets for $1,431,422.  The Company (i) paid to the Seller’s lender $1,000,000 in cash, (ii) paid to the Seller $31,422 in cash which is the difference between $170,000 in cash less a holdback amount of $138,578 based on the difference in accounts receivables and deferred revenue as of March 13, 2009, which may be adjusted in the future based on actual collected accounts receivable, (iii) issued to the Seller Company common stock of $400,000 which resulted in the issuance of 1,141,314 shares based on the weighted average closing price of the Company’s common stock for the ten trading days immediately prior to the closing of the transaction, which was $0.35047, and (iv) assumed deferred revenue liabilities related to the Ancept Assets.  The primary purpose of the acquisition was to enable ViewCast to expand its global business presence with a complete portfolio of solutions that encompasses live and on-demand video encoding, management and delivery.

ViewCast.com, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations -
Continued

Since October 1998, ViewCast has maintained a credit facility with an entity controlled by its largest stockholder, Mr. H.T. Ardinger.  On October 31, 2008 and July 31, 2009, ViewCast.com, Inc., Osprey Technologies, Inc. and VideoWare, Inc. (jointly and severally, the “Borrower”) amended the terms and conditions of the loan and security agreement with the Ardinger Family Partnership, Ltd.  Under the amended terms, the $1,250,000 of the primary principal and $3,891,361 of the secondary principal mature December 31, 2012, subject to certain earlier payment conditions.  The interest on the primary principal amount will accrue and be paid monthly based on an interest rate per annum which is the greater of 5.00% or the effective prime rate plus 0.75% (4.00% as of December 31, 2008 and September 30, 2009).  Interest on the secondary principal shall accrue and be paid monthly based on an interest rate per annum which is the lesser of 9.50% or the effective Applicable Federal Rate, as defined in the agreement (2.85% and 2.87% as of December 31, 2008 and September 30, 2009, respectively).  Beginning January 31, 2010, minimum monthly principal payments of $21,422 will be made on the primary principal, in addition to the monthly interest payments.  Any amounts remaining on December 31, 2012, will become due on that date.  The amended note agreement is secured by all the assets of the Borrower.

In June 2007, ViewCast entered into a Purchase and Sale Agreement/Security Agreement with Amegy Bank National Association, a national banking association.  This agreement provides ViewCast with an account up to $1,000,000 receivable loan facility to provide a source of working capital.  As of September 30, 2009, we had no borrowings under this facility.

On March 5, 2009, H.T. Ardinger and the Ardinger Family Partnership, Ltd. exercised the outstanding warrant to purchase 2,500,000 shares of the Company’s unregistered common stock at an amended exercise price of $0.376 per share and ViewCast received proceeds of $940,000, which proceeds were used to fund a significant portion of the cash required to be paid to Seller for the purchase of the Ancept Assets.  At September 30, 2009, ViewCast had no outstanding warrants.

There were no preferred stock dividends declared or paid during the first quarter of 2009.  The Series B and Series C preferred stock issues carry cumulative dividends of 8% and 9% per year, respectively, and are generally payable semi-annually in arrears in cash or in ViewCast common stock, at ViewCast’s option.  At September 30, 2009, cumulative dividends in arrears on preferred shares are: Series B-$4,986,667, Series C-$1,422,500.  Holders of Series B and Series C preferred stock have no voting rights except as required by law.  The Series E preferred stock has no dividend feature.

At September 30, 2009, ViewCast had working capital of $2,176,727 and cash and cash equivalents of $718,712.  ViewCast utilizes significant capital to design, develop and commercialize its products and intends to fund its operating activities and sales growth during the next twelve months by utilizing existing cash, cash contributed from operations and from current or new lines of credit to the extent possible.  ViewCast anticipates it may require additional working capital during 2009 to support the expansion of sales channels and market distribution, to develop and introduce new products and services, to enhance existing product offerings, to address unanticipated competitive threats or technical problems, to transition adverse economic conditions, to service its debt and for potential acquisition transactions.

ViewCast plans to obtain additional working capital position by increasing sales, reducing operating expenses, borrowing under its loan facilities and through other initiatives that may include raising additional equity.  Although ViewCast has no firm arrangements with respect to additional capital financing, on an ongoing basis, it considers proposals received from potential investors relating to the issuance of equity securities in exchange for a cash investment in ViewCast.  There can be no assurance that additional financing will be available to ViewCast on acceptable terms, or at all.  Additional equity financing may involve substantial dilution to our then existing stockholders.  ViewCast intends to actively pursue other strategic merger and acquisition opportunities to the extent possible.  In the event we are unable to raise additional capital or execute other alternatives, we may be required to sell segments of the business, or substantially reduce or curtail our activities.  Such actions could result in charges that could be material to ViewCast’s results of operations or financial position.

At September 30, 2009, ViewCast had no material commitments for capital expenditures.

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

ViewCast.com, Inc. and Subsidiaries
Quantitative and Qualitative Disclosure About Market Risk

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

All of our sales transactions during the first three quarters of 2009 were denominated in U.S. dollars and the majority of our operations are based in the U.S. and, accordingly, our results of operations are also denominated in U.S. dollars.  We do have a foreign-based sales office in the London area where transactions are denominated in the foreign currency.  The impact of fluctuations in the relative value of the currency for the first nine months of 2009 was not material.

Our interest income earned on cash and cash equivalents is subject to interest rate risk from the changes in the general level of U.S. interest rates, particularly short-term rates.  We believe this risk is immaterial due to the short-term nature of the investment commitment.

The interest rates under our stockholder-related loan and security agreement is subject to change based on the effective prime rate for the primary principal amount and the effective Applicable Federal Rate for the secondary principal amount.  At September 30, 2009 a balance of $1,250,000 was outstanding on the primary principal and $3,891,361 outstanding on the secondary principal.

ViewCast.com, Inc. and Subsidiaries
Controls and Procedures

Item 4T.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rule 13a-15(e)) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are designed to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.  As required by Rule 13a-15(b) under the Exchange Act, our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2008.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2009, our disclosure controls and procedures were effective in providing such reasonable assurance.

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

ViewCast.com, Inc.
(Registrant)

BY:

Date: November 16, 2009	/s/ David T. Stoner
David T. Stoner
Chief Executive Officer
Principal Executive Officer

Date: November 16, 2009	/s/ Laurie L. Latham
Laurie L. Latham
Chief Financial Officer
Principal Financial and Accounting Officer

EXHIBIT INDEX
Exhibit
Number

31.1	Rule 13a-14(a)/15d-14(a) CEO Certification

31.2	Rule 13a-14(a)/15d-14(a) CFO Certification

32.1	Section 1350 CEO Certification

32.2	Section 1350 CFO Certification