Form 10-K
period 2009-12-31
VIEWCAST COM INC
filed 2010-03-31
CIK 921313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2009.

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition period from __________ to __________.

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

Common Stock, $.0001 par value
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐   No   ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes   ☐   No   ☒

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

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒.

The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2009 was $7,277,238.
As of March 15, 2010, there were 35,864,809 shares of the registrant’s common stock (par value $0.0001) outstanding.

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

References in this Report to “ViewCast,” “the Company,” “we,” “us,” and “our” refer to ViewCast.com, Inc. and its subsidiaries.

Item 1.  Business

Overview

ViewCast.com, Inc., doing business as ViewCast Corporation (“ViewCast”), develops industry-leading hardware and software for the capture, management, transformation and delivery of digital media over IP and mobile networks.  ViewCast’s solutions simplify the complex workflows required for these tasks, allowing broadcasters, businesses, and governments to reach and expand their use and distribution of their digital media easily and effectively.  ViewCast’s Niagara® streaming appliances, Osprey® video capture cards, and ViewCast Media Platform (VMp™) software suite provide the highly reliable technology required to deliver the multi-platform experiences driving today’s digital media market. ViewCast markets and sells its products and professional services worldwide directly to end-users or through indirect channels including original equipment manufacturers (“OEMs”), value-added resellers (“VARs”), resellers, distributors and computer system integrators. ViewCast is focused on growth by leveraging the digital media market expansion and our product solutions to capitalize on sales opportunities.  We believe that emphasis on revenue and market share growth will enable us to realize long-term profitability and stockholder value.

On March 13, 2009, ViewCast completed the purchase of certain assets from Ancept Media Server, LLC (the “Ancept Assets”) related to the development and licensing of software products that provide the management of the life cycle phases of digital media pursuant to the terms of the Asset Purchase Agreement dated March 5, 2009, as amended, by and between ViewCast and Ancept Media Server, LLC. ViewCast’s wholly-owned subsidiary, ViewCast Online Solutions, Inc., was renamed Ancept Corporation and operates this business. The lead software product,  rebranded as VMp Production and the core of VMp, has been an established digital asset management (“DAM”) solution capable of supporting the needs of large enterprises, while remaining flexible and affordable to serve the needs of small to medium businesses.  Fortune 1000 companies, educators, small businesses and public sector organizations have chosen Ancept to help meet their media production, management and distribution needs. The combined company has an expanded global business presence and offers a complete set of solutions for the transformation, management and delivery of live and on-demand video content to broadband and mobile networks.

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

Market Background and Market Drivers

“The sum of all forms of video (TV, video on demand, Internet, and P2P) will account for over 91 percent of global consumer traffic by 2013.” (Cisco® Visual Networking Index -2009)

ViewCast has seen digital media move to the mainstream as a strategic business tool for enterprises—including education and corporate enterprise, and consumer segments—while advertising, media and entertainment look to capitalize on increased viewership over a variety of devices.  Customers are looking for solutions that will drive business value either directly or indirectly.  From a technology standpoint, the quality continues to improve due to increased available bandwidth and more efficient encoding technologies.  More importantly, customers have learned how to increase profits by using the Internet as alternative distribution medium for their content.

ViewCast believes its market opportunity is now expanded to approximately $1.4 billion based on 2010 Frost & Sullivan reports regarding DAM and a portion of the encoding market, along with management’s estimates. The DAM market alone will reach $853.7 million in revenues in 2010, reflecting an anticipated compound average growth rate of 26 percent (2007-2013) as the market continues to mature (also according to 2010 Frost & Sullivan reports).  The rapid expansion of these markets, especially toward high definition, more powerful and reliable performance, and greater ease of use, has underscored the need for structured, secure and scalable digital asset and media management solutions delivered comprehensively, from one trusted provider. We believe that ViewCast can capably fill that role.

Market Drivers

We believe the following factors are driving the market for our digital media equipment and management systems:

▪	Transition to digitized Internet Protocol (IP) distribution platform for information, content and communication;

▪	Increase adoption of webcasting, streaming and video applications for business efficiency;

▪	Increase in adoption of high-definition content demand drives the need for advanced solutions;

▪	Proliferation of digital assets within media and entertainment, business, educational, and government entities;

▪	Evolution of digital asset management with web content management creates increased value for managing online presence;

▪	Increase in DAM technology within new markets such as advertising, publishing, telecommunications and life sciences as new standards are adopted;

▪	Increase in advertising spend (TV vs. Web);

▪	The value proposition in terms of investment, efficiency, flexibility and speed continues to increase demand on the enterprise side; and

▪	Rising adoption of mobile video worldwide is expected to drive the demand for efficient video compression solutions and delivery solutions.

How ViewCast Addresses the Market

ViewCast believes it is well positioned to address the expanding digital media market for the following reasons:

▪	ViewCast develops industry-leading solutions for the transformation, management and delivery of professional quality video over IP and mobile networks

▪	We simplify the complex workflows required for the Web-based streaming of news, sports, music and other video content to computers and mobile devices

▪	We empower broadcasters, businesses and governments to repurpose their content, reach new markets, and expand their audiences

▪	We provide the highly reliable technology required to deliver the multi-platform experiences driving today’s digital media market

ViewCast has an expanded global business presence with a complete portfolio of solutions that encompass live and on-demand video encoding, digital asset management and delivery solutions.

ViewCast Advantage

We believe we provide the following advantages:

▪	Proprietary designs and proven performance,

▪	Patent-pending technologies,

▪	Third-party integration capabilities,

▪	Established relationships with other industry leaders,

▪	Broad portfolio of solutions:

▪	Capture Cards, Appliances, Software,

▪	Strong brand and product awareness:

▪	Osprey Cards, Niagara Encoders, ViewCast Media Platform software,

▪	Solutions for multiple markets, and multiple applications,

▪	Global presence, and

▪	Reputation for reliable, advanced technology and design:

▪	Controlled engineering & manufacturing process.

Corporate Growth and Value

ViewCast has become widely regarded as a leading global provider of high-quality digital media communication products.  As the global economy recovers and the market for our digital media products continues to grow, we believe ViewCast’s goals of driving revenue growth, enhancing stockholder value and providing a path to long-term profitability will regain momentum in 2010.  We intend to achieve our goals by leveraging the market’s expansion with our current and future products internally developed or acquired to capitalize on sales opportunities.  Specifically, our ability to achieve our goals depends on the following:

▪	Rapidly Growing Market. Media, enterprise, government, and network communication sectors are adopting and allocating funds for digital media technologies;

▪
Profitability and Increasing Revenue. ViewCast believes that a focus on revenue and market share growth, both organically and through acquisition, will enable us to realize long-term profitability and enhanced stockholder value;

▪
Strong Products and Brand Equity.  ViewCast is positioned for the market with well known solutions that appeal to a broad range of industries and to continue investment in research and development projects;

▪	Two-Pronged Sales Focus. Well established worldwide indirect channels and large account & OEM business development;

▪
Maintain Efficient Operations.  We have adjusted our expense levels and will continue to monitor expenses during 2010 while investing in growth areas of sales, marketing, and research and development; and

▪
Continue to Increase and Enhance Our Industry and Technology Relationships.  We have established significant industry partnerships with leaders in the technology and video industry.  We intend to strengthen these partnerships and continue to establish new partnerships to enhance endorsements, referrals, technology, product development, channel distribution, and sales.  We seek companies who can add valuable services, technology or bundling opportunities to our product offerings with the potential of future co-development, merger or acquisition by ViewCast.

ViewCast Products and Services

The ViewCast solutions family includes:

▪	Osprey Video® line of capture cards,

▪	Niagara® line of video encoding systems and related SimulStream® and Niagara SCX® software,

▪	ViewCast Media Platform (VMp) DAM software suite including ViewCast Media Production,

▪	Professional services and support, and

▪	Other complementary products and technologies from leading providers.

ViewCast solutions provide a bridge between digital assets and delivery networks.  Our customers seek to have their digital assets, including MS Office documents, PDF files and still image files, in addition to audio and video media, processed in one or more of the following ways:

•	Ingest/Encode

•	Index

•	Transform

•	Manage

•	Search/Access

•	Edit

•	Workflow

•	Deliver (Live or on-demand) to users and devices on delivery networks, such as enterprise, web, IPTV, digital signage, and mobile

Osprey Video Products.  Since the inception of Internet streaming media, starting with Progressive Networks (now RealNetworks®) in 1997, ViewCast Osprey Video has been a major player in pioneering efforts of the streaming media industry.  Throughout the streaming media market's emergence and high-rate growth, Osprey Video has maintained its position as an industry-leading developer and manufacturer of digital media capture technology.  Moreover, Osprey Video products have enabled many companies to deliver on key applications like Internet TV, mobile streaming, webcasting, and more recently, video signage.

▪	Designed for video acquisition/capture/streaming

▪	Award-winning capture cards for streaming from the first card for Web streaming to professional-quality cards for Internet TV:

▪	Analog /Digital Audio & Video

▪	Standard & High Definition

▪	PCI & PCI Express

▪	Composite, Component & SDI Video, Y/C, S-Video

▪	Balanced & Unbalanced Audio

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

▪	Complete systems designed for live video streaming:

▪	Acquire, transform, and deliver video content to IP and mobile networks

▪	Dedicated, embedded operating systems, optimized for video encoding

▪	Features Niagara SCX® and SimulStream® software technology:

▪	Stream a single video source in multiple formats, bitrates and resolutions – simultaneously

▪	Configure & control encoding into multiple formats over the network through an easy-to-use Web interface allowing scalability and remote access

We believe our Niagara products offer unique advantages to application developers, integrators and OEMs including extensive Software Developments Kits (“SDKs”).  These streaming appliances comply with the most popular industry video standards, and we provide expert support and development staff to enable custom development of required applications.

ViewCast Media Platform (VMp) Software.  Since the asset acquisition from Ancept in March 2009, ViewCast has expanded its software solutions into DAM and workflow software solutions known as VMp.  ViewCast develops software solutions to manage and automate media, from production to scheduling, editing, processing and content distribution.  These solutions enable ViewCast’s customers to save operating costs while scaling their media management applications and automating complex workflows.

The available modules – VMp Live, VMp Portal and VMp Production – include comprehensive support for live video sources and events as well as archived or on-demand content. The VMp modules, as well as third-party applications, can access this functionality through a robust Web services application programming interface (API).

▪	Comprehensive File Management

▪	Unlike other digital management solutions -- the VMp software manages dozens of audio and video formats, hundreds of image formats, Microsoft® Office docs and Adobe® PDF files.

▪	Full-featured solution supports the needs of large enterprises, while remaining flexible and affordable to serve the needs of small to medium businesses.

▪	Complete Life Cycle Management

▪	From ingest to delivery – the VMp software enables and automates content production; manages distribution and publishing; controls access and usage of content; significantly reduce costs.

▪	Includes live event management, which allows scheduling, recording and delivery of live video from encoder and video sources on the network.

VMp Production is the core module and has been an established DAM solution capable of supporting the needs of large enterprises, while remaining flexible and affordable to serve the needs of small to medium businesses.  With the VMp Live and VMp Portal modules and additional new features available in 2010, ViewCast’s current and future customers will continue to benefit from their investment in the ViewCast Media Platform.  By adding ViewCast’s industry-leading Osprey and Niagara IP video encoding solutions, we have created a wide-ranging framework available for building audiences, organizing workflows and creating new revenue streams in today’s IP-centric digital media marketplace.  We believe our digital media management suite of software will be an increasingly significant factor in our 2010 sales growth and beyond.

Marketing and Sales

ViewCast serves a variety of markets including:

▪	Broadcasters and Narrowcasters,

▪	Federal, State, and Local Government,

▪	Small, Medium, and Large Enterprises,

▪	Mobile and Wireline Carriers,

▪	Education and Training,

▪	Retail and Consumer Package Goods,

▪	Content Delivery Networks,

▪	Digital Signage Integrators,

▪	Other industry verticals such as advertising, medical and insurance.

ViewCast brings market synergies and customer advantages by providing comprehensive, robust and proven digital media solutions built on leading-edge technologies.  ViewCast has expanded its scope and capabilities while broadening its market and bringing a comprehensive, integrated solution to our customer base, ss highlighted below,

▪	Opsrey and Niagara – best-in-class live encoding solutions for:

▪	Industry leading brands, proven solutions, Microsoft & Adobe partners and significant customers

▪	ViewCast Media Platform (VMp) – best-in-class media management solutions for:

▪	Strong industry brand, robust and proven solutions, IBM partner and significant customers

▪	VMp customers have access to a high-quality content ingest solution using Niagara encoders:

▪	Integrated control via the VMp software modules

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

Our product revenue has been well diversified among various end-users who purchase from our direct and indirect channels.  During 2009, two distributors generated more than 10% of our sales, Jeff Burgess and Associates, Inc. (12.7%) and Graphics Distribution, Inc. (14.0%) due to general increased sales volume and the movement of lower volume reseller sales to our distributors.  In addition, one of our OEM customers, Cisco Systems, Inc. generated 12.1% of our 2009 sales.  We plan to build upon our established customer base by expanding our distribution and sales force and expanding our product market awareness and reach.

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

Installation, Service and Maintenance

Most of our Osprey video card products and Niagara system products are customer installable.  For those customers who need assistance with Niagara products, we utilize our channels to install and provide service.  Further, we maintain an in-house technical support group to assist our channels and customers as required which has been expanded in March 2009 with the addition of a professional services group.  The VMp software solution is typically installed and customized with assistance from the ViewCast professional services group or authorized third party.

We offer limited warranties covering workmanship and materials, during which period our resellers or ViewCast will replace parts or make repairs.  We maintain an in-house staff of engineering personnel and offer telephone support to assist resellers and end-users during normal business hours.  In addition, we enter into annual contracts with end-users to provide software maintenance and support on our products.

Research and Development

We continue to focus our research and development activities on digital media applications, process management and new features for expanded market opportunities.  We will continue to make investments in core video technology and processing techniques, focusing on how to best apply the latest advancements in the industry into commercially viable products.  In some cases, strategic partnerships will be utilized to enhance our research and development, and potentially reduce costs.  During the 2008 and 2009 fiscal years we expended approximately $2.9 million and $3.0 million, respectively, in research and development activities; plus capitalized software development costs of $0.2 million and $0.5 million, respectively.  No significant portion of such expenses was borne directly by our customers.

New products or feature enhancements are scheduled for launch in 2010 in the Osprey, Niagara and VMp product families that will provide new capabilities and features for digital media applications.  We believe these products and services will be competitive and feature unique capabilities.  We will maintain integration efforts with third party application software and hardware for our products and services.

Competition

The market for digital media software, systems and services is highly competitive and characterized by the frequent introduction of new products and features based upon innovative technologies.  We compete with numerous well-established manufacturers and suppliers of video streaming technologies, videoconferencing, networking, telecommunications, DAM and multimedia products, certain of which dominate the existing network or video communications market for such products.  In addition, we are aware of others that are developing, and in some cases have introduced, new products and services for digital media communications and management.

We are not aware of any direct competitors that compete in all of our digital media product families and applications.  However, among our direct competitors competing with one or more of our products or applications are: VBrick and Digital Rapids.  Electronics manufacturers may be sales channels for our products but also actively compete for business in this market.

Patents, Copyrights, Trademarks and Proprietary Information

We hold a U.S. patent covering certain aspects of compressed video and have two patents pending covering certain aspects of a confidence monitor and system and a media encoder system.  Although we do not believe these patents or any other patent is essential to our business operations, we may apply for additional patents relating to other aspects of our products.  We also rely on copyright laws to protect our software applications, which we consider proprietary.

We believe that product recognition is an important competitive factor and, accordingly, we promote the ViewCast®, Osprey®, Niagara®, SimulStream®, Niagara GoStream®, Niagara SCX®, VMp™ and Ancept™ names, among others, in connection with our marketing activities, and have applied for or received trademark or service mark registration for such names.  Our use of these marks and our trade names may be subject to challenge by others, which, if successful, could have a material adverse effect on our operations.

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

Employees

As of March 15, 2010, we had seventy-three (73) employees, three (3) of whom are in executive positions, twenty (20) of whom are engaged in engineering, research and development, nineteen (19) of whom are engaged in marketing and sales activities, fourteen (14) of whom are engaged in operations, ten (10) of whom are providing support and professional services and seven (7) of whom are in finance and administration.  None of our employees are represented by a labor union.  We consider our employee relations to be satisfactory.

Item 1A. Risk Factors

Not required.

Item 1B. Unresolved Staff Comments

None.

Item 2.  Properties

Our principal executive offices are located in approximately 18,676 square feet of leased space in Plano, Texas.  We use this space for administration, marketing, research and development and some of our sales activities.  The primary lease term expires in April 2011 and provides for a base annual rent expense of $204,547.  In 2010 ViewCast entered into an amendment to the lease wherein, effective May 1, 2011, the term of lease shall be extended with the termination date being July 31, 2021 and the base annual rent expense increases to $244,003.  Our manufacturing and distribution operations are located in approximately 16,575 square feet of leased space in Carrollton, Texas.  The lease expires in February 2012 and provides for a base annual rent expense of $71,257.

Our Ancept subsidiary will continue to operate its engineering, support and services operations at its current location in Bloomington, Minnesota and Grand Forks, North Dakota and other sites.  Our finance, administration, sales and marketing functions are based at ViewCast headquarters in Plano, Texas

We believe that our facilities are adequate for our current and reasonable foreseeable future needs and our current facilities can accommodate expansion, as required.

Item 3.  Legal Proceedings

There are no material legal proceedings pending to which we are a party, or of which any of our property is the subject, other than ordinary, routine litigation incidental to the business.

Item 4.  Submission of Matters to a Vote of Security Holders

ViewCast held its annual meeting on October 1, 2009.  The proposals submitted to shareholders and the tabulations of votes for each proposal were as follows:

1.  Election of directors for one-year terms.

Nominees	Number of Votes For	Number of Votes Against or Withheld	Number of Votes Abstaining	Broker Non-Votes
George C. Platt	40,794,760	1,144,332		4,473,798
David T. Stoner	40,794,960	1,144,132		4,473,798
Joseph Autem	40,822,246	1,116,846		4,473,798
Sherel Horsley	40,822,346	1,116,746		4,473,798
David W. Brandenburg	40,822,246	1,116,846		4,473,798
John Slocum, Jr.	40,822,246	1,116,846		4,473,798

2. Approval of an amendment to ViewCast’s 2005 Incentive Stock Plan increasing the number of shares of common stock available for award from 3,000,000 to 6,000,000.

Number of Votes For	Number of Votes Against	Number of Votes Abstaining	Broker Non-Votes
25,015,197	2,412,666	2,479	18,982,548

3. Ratification of BKD, LLP as ViewCast’s independent registered public accounting firm for the fiscal year 2009.

Number of Votes For	Number of Votes Against	Number of Votes Abstaining	Broker Non-Votes
41,031,706	895,183	12,203	4,473,798

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock Price Range

As of March 15, 2010, there were 35,864,809 shares of our common stock were outstanding.  The following table sets forth, for the periods indicated, the high and low sales prices for the common stock on the OTC-BB.  Our common stock is traded on the OTC-BB under the symbol “VCST.OB”.  These over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.  The trading market in our securities may at times be relatively illiquid due to low trading volume.

	Common Stock
Fiscal 2008	High	Low
1st Quarter	$0.42	$0.26
2nd Quarter	$0.44	$0.26
3rd Quarter	$0.45	$0.25
4th Quarter	$0.42	$0.27

	Common Stock
Fiscal 2009	High	Low
1st Quarter	$0.41	$0.30
2nd Quarter	$0.40	$0.28
3rd Quarter	$0.34	$0.15
4th Quarter	$0.26	$0.15

On March 15, 2010, the last reported sales price for our common stock as reported on the OTC-BB was $0.15.  As of March 15, 2010, there were approximately 298 holders of record of the common stock.

Dividend Policy

We have never paid cash dividends on our common stock.  The Board of Directors does not anticipate declaring cash dividends in the foreseeable future as it intends to retain future earnings to finance the expansion of our business and for general corporate purposes.  The payment of future cash dividends will depend on such factors as our earnings levels, anticipated capital requirements, operating and financial condition, consent from our lenders and other factors deemed relevant by our Board of Directors.

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

Overview

ViewCast.com, Inc., doing business as ViewCast Corporation (“ViewCast”), develops industry-leading hardware and software for the capture, management, transformation and delivery of digital media over IP and mobile networks.  ViewCast’s solutions simplify the complex workflows required for these tasks, allowing broadcasters, businesses, and governments to reach and expand their use and distribution of their digital media easily and effectively.  ViewCast’s Niagara® streaming appliances, Osprey® video capture cards, and ViewCast Media Platform (VMp™) software suite provide the highly reliable technology required to deliver the multi-platform experiences driving today’s digital media market. ViewCast markets and sells its products and professional services worldwide directly to end-users or through indirect channels including original equipment manufacturers (“OEMs”), value-added resellers (“VARs”), resellers, distributors and computer system integrators. ViewCast is focused on growth by leveraging the digital media market expansion and our product solutions to capitalize on sales opportunities.  We believe that emphasis on revenue and market share growth will enable us to realize long-term profitability and stockholder value.

On March 13, 2009, ViewCast completed the purchase of the Ancept Assets from Ancept Media Server, LLC (the “Seller”) related to the development and licensing of software products that provide the management of the life cycle phases of digital media pursuant to the terms of the Asset Purchase Agreement dated March 5, 2009, as amended, by and between ViewCast and the Seller. ViewCast’s wholly owned subsidiary, ViewCast Online Solutions, Inc., was renamed Ancept Corporation and operates this business. The lead software product,  rebranded as VMp Production and the core of VMp, has been an established digital asset management (“DAM”) solution capable of supporting the needs of large enterprises, while remaining flexible and affordable to serve the needs of small to medium businesses.  Fortune 1000 companies, educators, small businesses and public sector organizations have chosen Ancept to help meet their media production, management and distribution needs. The combined company has an expanded global business presence and offers a complete set of solutions for the transformation, management and delivery of live and on-demand video content to broadband and mobile networks.

ViewCast utilizes significant capital to design, develop and commercialize its products and intends to fund its 2010 operating activities and sales growth by utilizing existing cash, cash provided from operations and working capital lines of credit to the extent possible.  ViewCast believes that these items will provide sufficient cash to fund operations for the next 12 months, however, ViewCast may require additional working capital during the next year to support operations and the expansion of sales channels and market distribution, to develop and introduce new products and services, to enhance existing product offerings, to address unanticipated competitive threats or technical problems, to transition adverse economic conditions and for potential acquisition transactions.  There can be no assurance that additional financing will be available to ViewCast on acceptable terms, or at all.  Additional equity financing may involve substantial dilution to our then existing stockholders.  In the event ViewCast is unable to raise additional capital or execute other alternatives, it may be required to sell segments of the business, or substantially reduce or curtail our activities.  Such actions could result in charges that could be material to ViewCast’s results of operations or financial position.

Financial Highlights of 2009

Total revenues for the year ended December 31, 2009 were $13,905,860, a 20% decrease from revenues of $17,362,212 reported in 2008.  Gross margin for 2009 decreased 26% to $8,782,674, or 63.2% of sales, from $11,927,923, or 68.7% of sales, in the year ended December 31, 2008.  Total operating expenses of $11,446,605 for the fiscal year of 2009 were up 2% when compared to the $11,234,726 for the fiscal year of 2008.  Net loss for the fiscal year of 2009 was $2,800,347 compared to the net income of $531,105 for the fiscal year of 2008.

The $3,331,451 difference in net income was mainly due to lower revenues and gross margin, which resulted from a year over year decline of 5.5% in gross margin percentage and a decrease of sales of $3,456,352.  In addition, increases in development, depreciation and amortization operating expenses of $406,133 were partially offset by a decline in sales, general and administrative operating expenses of $194,254.

Critical Accounting Policies

Management’s discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S (“GAAP”).  We review the accounting policies we use in reporting our financial results on a regular basis.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities.  On an on-going basis we evaluate our estimates, including those related to accounts receivable, inventories, warranty obligations, income taxes, restructuring and contingencies and litigation.  Our estimates are based on historical experience and other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  In addition to the items listed above which are affected by estimates, we believe that the following are critical accounting policies used in the preparation of our consolidated financial statements:

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

▪
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

▪
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

Results of Operations

Year Ended December 31, 2009 compared to Year Ended December 31, 2008.

Net Sales. During the year ended December 31, 2009, net sales decreased $3,456,352 to $13,905,860 from $17,362,212 in 2008, representing a 20% decrease from 2008.  This decrease was mainly due to the global economic recession which adversely affected the bulk of our Osprey and Niagara product lines across all of our global regions as customers cancelled or delayed plans for business expansion or new media initiatives.  The decrease during 2009 was primarily due to decreases in Osprey® capture card and Niagara® system revenue which was partially offset by an increase in Ancept-related revenues of $1,105,368, as noted below.  Excluding Ancept, net sales decreased during 2009 compared to the same period in 2008 by 24% in the North America sales region, 41% in the Europe, Middle East and Africa (“EMEA”) and 7% in the Pacific Rim/South America sales regions.

We believe that our sales volume began recovery during the fourth quarter of 2009 and expect that trend to continue for the 2010 year.  We can now see evidence of increases in sales of all product lines taking hold where we have seen a greater than 30% increase in booked orders received in the first quarter of 2010 compared to the fourth quarter of 2009.

Osprey Product Sales.  During the year ended December 31, 2009, Osprey sales decreased $3,128,055 to $7,870,571 from $10,998,626 in 2008, representing a 28% decrease from 2008 and 56.6% of total 2009 net sales, compared to 63.3% in 2008.  The decrease in sales for 2009 was due to sales declines in all sales regions.  Due to the global economic recession and, consequently, the reduction in larger integration projects, sales of these products for 2009 were negatively affected.  We expect the recovery in Osprey sales, which began during the last half of 2009, to continue during 2010 as customer transition to the PCI Express-based Osprey 240e and Osprey 450e increases.  As consumer demand for high definition (“HD”) Internet content continues to accelerate, we believe the market opportunity for ViewCast’s Osprey 700e HD will expand.  We anticipate further growth as broadband networking providers deploy new, higher bandwidth services and technologies, such as Cisco and Google.

ViewCast Niagara® Streaming/Encoding Systems. During the year ended December 31, 2009, combined systems sales decreased $1,381,912 to $4,707,290 from $6,089,202 in 2008, representing a 23% decrease from 2008 and 33.9% of total 2009 net sales, compared to 35.1% in 2008.  The decrease in sales for 2009 was due to sales declines in all sales regions.  Due to the global economic recession and, consequently, the reduction in customer budgets and solution integration projects for 2009, sales of these products for 2009 were negatively affected.  During 2010 we anticipate the availability of the Niagara 7500 for shipment and the new version of SCX released for our Niagara systems will have a positive impact on sales activity within this product line.  In addition our largest OEM customer has resumed orders in the first quarter of 2010, following six months of being dormant.  Based on its outlook for 2010, we expect robust sales from this customer throughout the year.

Software Licenses and Other Revenues.  During the year ended December 31, 2009, other revenues from software licenses, support and maintenance, professional services and net third-party product revenue increased $1,053,615 to $1,327,999 from $274,384 in 2008, representing a 384% increase from the 2008 levels and 9.5% of total 2009 revenue, compared to 1.6% in 2008.  This increase was primarily due to ViewCast’s newly-acquired Ancept business late in the first quarter, which contributed in software license, maintenance and support, and professional service revenue of $1,105,368, representing 7.9% of total revenue in 2009.  We anticipate that Other Revenue will vary quarter to quarter depending on the mix of software license and professional service revenues in addition to support and maintenance revenues that are amortized over the contract period.

Cost of Sales/Gross Profit.  During the year ended December 31, 2009, cost of sales decreased $311,103 to $5,123,186 from $5,434,289 in 2008, representing a 5.7% decrease from 2008.  Gross profit margin decreased $3,145,249 to $8,782,674 from $11,927,923 in 2008, representing a 26% decrease from 2008 and 63.2% of total 2009 net sales, compared to 68.7% in 2008.  The decrease in gross profit was primarily due to decreased net sales in 2009. The decrease in gross profit margin percentage was primarily due to lower Osprey sales and a higher percentage of sales derived from the lower margin OEM system products.  In addition, the increased revenues from professional services, support and maintenance experience a lower margin than the hardware and software products.

We expect 2010 gross profit margins to remain comparable to historical margins in the 55%-68% range.  Margins will be affected quarter to quarter by promotional activities, price adjustments, cost of materials, inventory obsolescence, new products and the sales mix between capture cards, systems and services in any one reporting period.

Selling, General and Administrative Expense.  During 2009, selling, general and administrative expenses decreased $194,254 to $7,624,962 from $7,819,216 in 2008, representing a 2.5% decrease from 2008 and 55% of total 2009 net sales, compared to 45% in 2008.  The decrease is attributable to a reduction in sales and customer support expenses offset partially by increases in marketing reflecting increased headcount, advertising, public relations and related expenses.  Additionally, there were non-recurring expenses of $167,000 during 2009 related to the acquisition of the Ancept Assets.

Research and Development Expense. During 2009, research and development expense increased $96,161 to $3,032,215 from $2,936,054 in 2008, representing a 3% increase over 2008 and 21.8% of total 2009 net sales, compared to 16.9% in 2008.  The increase reflects additional personnel plus higher new product prototype and related development expenses compared to 2008.  Research and development expenses fluctuate depending on the number of product introductions planned and as new product prototypes, testing and certifications are completed.

Depreciation and Amortization Expense.  During 2009, depreciation and amortization expense increased $309,972 to $789,428 from $479,456 in 2008, representing a 65% increase from 2008.  The increase was primarily due to the amortization of acquired intangible assets and capitalized software development plus capital expenditures in 2009 for IT infrastructure, test equipment and demo gear.

Other Income and Expense.  During 2009, total other expense increased by $3,498 to $154,190 from $150,692 in 2008, representing a 2% increase from the 2008 levels. Interest expense for 2009 decreased $20,666 to $162,831 from $183,497 in 2008, representing an 11% decrease from the 2008 levels.  The decrease in interest expense is principally due to the decrease of interest rates from our debt under the credit facility we have in place with Ardinger Family Partnership, Ltd. (See Note 8).  Interest income for 2009 decreased $28,139 to $4,666 from $32,805 in 2008.  The decrease in interest income is primarily due to lower interest rates and average cash balance during the period.

Net Income. During the year ended December 31, 2009, net income decreased $3,331,452 to a net loss of $2,800,347 from net income of $531,105 in 2008.  The decrease in net income was mainly due to decreased revenue and the related gross margins.  After adjusting 2009 net income for preferred dividends of $820,000, the net loss per share to the common stockholders for the year ended December 31, 2009 was ($0.10) per share, compared to a net loss of ($0.01) per share, for the year ended December 31, 2008.

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

Net cash used by operating activities for the year ended December 31, 2009 totaled $480,682, a decrease from the cash provided of $1,033,974 in 2008.  The net cash used in operating activities for the year ended December 31, 2009 was due to the net loss of $2,800,347 offset by non-cash operating expenses of $1,030,314 and by changes in operating assets and liabilities of $1,289,351.  The cash provided by operating assets and liabilities was principally from decreases in accounts receivable, inventories, and prepaid expenses, partially offset by cash used from decreases in accounts payable, and accrued expenses.

Net cash used for investing activities during the year ended December 31, 2009 totaled $1,747,686, of which $1,031,422 was used for the acquisition of the Ancept Assets.  The remaining $716,264 of cash utilized for investing activities was for $195,458 of property and equipment purchased and $520,806 of software development costs capitalized.

During the year ended December 31, 2009, ViewCast’s financing activities, provided cash of $1,016,836 of which $940,000 was provided from the exercise of warrants by H.T. Ardinger and the Ardinger Family Partnership, Ltd. for the purchase of 2,500,000 shares of the Company’s unregistered common stock at an amended exercise price of $0.376 per share, which proceeds were used to fund a significant portion of the cash paid to the Seller for the purchase of the Ancept Assets.  The remaining $76,836 of cash provided included $92,321 provided from an increase in line of credit, $14,441 from the sale of stock under the Employee Stock Purchase Plan, and $2,850 from the exercise of employee stock options, offset by $32,776 cash used for repayment of long-term debt.

On March 13, 2009, ViewCast acquired the Ancept Assets for $1,431,422.  ViewCast (i) paid to the Seller’s lender $1,000,000 in cash, (ii) paid to the Seller $31,422 in cash which is the difference between $170,000 in cash less a holdback amount of $138,578 based on the difference in accounts receivables and deferred revenue as of March 13, 2009, which may be adjusted in the future based on actual collected accounts receivable, (iii) issued to the Seller Company common stock of $400,000 which resulted in the issuance of 1,141,314 shares based on the weighted average closing price of our common stock for the ten trading days immediately prior to the closing of the transaction, which was $0.35047, and (iv) assumed deferred revenue liabilities related to the Ancept Assets.  The primary purpose of the acquisition was to enable ViewCast to expand its global business presence with a complete portfolio of solutions that encompasses live and on-demand video encoding, management and delivery.

Since October 1998, ViewCast has maintained a credit facility with an entity controlled by its largest stockholder, Mr. H.T. Ardinger.  Most recently, ViewCast.com, Inc., Osprey Technologies, Inc. and VideoWare, Inc. (jointly and severally, the “Borrower”) amended the terms and conditions of the loan and security agreement with the Ardinger Family Partnership, Ltd. on March 10, 2010, effective January 31, 2010. Under the amended terms, the $1,250,000 of the primary principal amount and $3,891,361 of the secondary principal amount mature December 31, 2012, subject to certain earlier payment conditions.  The interest on the primary principal amount will accrue based on an interest rate per annum which is the greater of 5.00% or the effective prime rate plus 0.75% (4.00% as of December 31, 2008 and 2009).  Interest on the secondary principal shall accrue based on an interest rate per annum which is the lesser of 9.50% or the effective Applicable Federal Rate, as defined in the agreement (2.85% and 2.64% as of December 31, 2008 and December 31, 2009, respectively).  The amended terms call for interest to be paid monthly; and previously accrued interest ($169,846 at December 31, 2008) to be paid in approximately equal monthly payments from October 31, 2008, through June 30, 2009.  Beginning July 31, 2010, minimum monthly principal payments of $21,422 will be made, in addition to the monthly interest payments.  Any amounts remaining outstanding on December 31, 2012, will become due on that date.  The amended note agreement is secured by all the assets of the Borrower.

In June 2007, ViewCast entered into a Purchase and Sale Agreement/Security Agreement with Amegy Bank National Association, a national banking association.  This agreement provides ViewCast with an account up to $1,000,000 receivable loan facility to provide a source of working capital.  As of December 31, 2009, we have an outstanding balance of $92,321 under this facility.

There were no preferred stock dividends declared or paid during 2009.  The Series B and Series C preferred stock issues carry cumulative dividends of 8% and 9% per year, respectively, and are generally payable semi-annually in arrears in cash or in ViewCast common stock, at ViewCast’s option.  Cumulative dividends in arrears on preferred shares are approximately: Series B-$5,120,000, Series C-$1,437,500.  Holders of Series B and Series C preferred stock have no voting rights except as required by law.

At December 31, 2009, ViewCast had working capital of $2,056,216 and cash and cash equivalents of $368,151.  ViewCast expects to obtain additional working capital position by increasing sales, maintaining reduced operating expenses, borrowing under its loan facilities and through other initiatives that may include raising additional equity.  We believe that our sales volume has begun recovery during the fourth quarter of 2009 and expect that trend to continue for the rest of 2010 year.  We can now see evidence of increases in sales of all product lines taking hold where we have seen a greater than 30% increase in booked orders received in the first quarter of 2010 vs. the fourth quarter of 2009.  ViewCast utilizes significant capital to design, develop and commercialize its products and intends to fund its operating activities and sales growth during the next twelve months by utilizing existing cash, cash contributed from operations and its available working capital lines of credit.  ViewCast anticipates it may require additional working capital during 2010 to support the expansion of sales channels and market distribution, to develop and introduce new products and services, to enhance existing product offerings, to address unanticipated competitive threats or technical problems, to transition adverse economic conditions, to service its debt and for potential acquisition transactions.

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

At December 31, 2009, ViewCast had no material commitments for capital expenditures.

Operating Leases

The following table summarizes ViewCast’s operating leases with definitive payment terms that will require cash outlays in the future.  These future cash payment amounts are as of December 31, 2009:

	(In thousands)
Contractual Obligations and Commitments:	2010	2011	2012	2013	Thereafter	Total
Operating leases	$370	$274	$239	$243	$1,934	$3,060
	$370	$274	$239	$243	$1,934	$3,060

ViewCast is obligated under various operating lease agreements, primarily for office facilities that expire at various dates through 2012.  The scheduled monthly base rental payments for facilities range from $6,160 to $17,898 and differ from the monthly rental expense due to free or varied monthly rental payments during the term of the lease agreements.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 8.  Financial Statements

ViewCast.com, Inc. and Subsidiaries

Report of Independent Registered Public Accounting Firm

To the Board of Directors
ViewCast.com, Inc.

We have audited the accompanying consolidated balance sheet of ViewCast.com, Inc. and subsidiaries (the “Company”) as of December 31, 2009 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the year then ended.  The Company’s management is responsible for these consolidated financial statements.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ViewCast.com, Inc. and subsidiaries as of December 31, 2009 and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/S/ BKD, LLP

Dallas, Texas
March 31, 2010

Report of Independent Registered Public Accounting Firm

The Board of Directors
ViewCast.com, Inc.

We have audited the accompanying consolidated balance sheet of ViewCast.com, Inc. and subsidiaries as of December 31, 2008, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimate made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above, present fairly, in all material respects, the consolidated financial position of ViewCast.com, Inc. and subsidiaries as of December 31, 2008, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ KBA Group LLP

Dallas, Texas
March 31, 2009

VIEWCAST.COM, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCESHEETS

	December 31,	December 31,
	2008	2009
ASSETS
Current assets:
Cash and cash equivalents	$1,579,683	$368,151
Accounts receivable, less allowance for doubtful accounts of $82,317 and $69,767 at December 31, 2008 and 2009, respectively	2,654,217	1,208,929
Inventories, net	2,824,236	2,283,348
Prepaid expenses	352,089	208,804
Total current assets	7,410,225	4,069,232

Property and equipment, net	772,290	575,032
Goodwill	-	620,002
Intangible assets, net	423,028	1,535,135
Deposits	48,177	48,433

Total assets	$8,653,720	$6,847,834

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$1,106,892	$730,395
Accrued expenses and other current liabilities	1,143,882	1,033,167
Stockholder accrued interest	169,846	-
Line of credit	-	92,321
Current maturities of long-term debt and stockholder notes payable	159,032	157,133
Total current liabilities	2,579,652	2,013,016

Long-term debt, less current maturities	38,172	46,698
Stockholder notes payable, less current maturities	5,012,827	5,012,827

Total liabilities	7,630,651	7,072,541

Commitments and contingencies

Stockholders' equity (deficit):
Preferred stock, $0.0001 par value, authorized 5,000,000 shares: Series B convertible - issued and outstanding shares - 800,000 - liquidation value of $16 per share as of December 31, 2008 and 2009	80	80
Series C convertible - issued and outstanding shares - 200,000 - liquidation value of $31 and $32 per share as of December 31, 2008 and 2009, respectively	20	20
Series E convertible - issued and outstanding shares - 80,000 - liquidation value of $104 and $105 per share as of December 31, 2008 and 2009 respectively	8	8
Common stock, $.0001 par value, authorized 100,000,000 shares; issued shares - 32,419,886 and 36,126,306 at December 31, 2008 and 2009, respectively	3,242	3,613
Additional paid-in capital	70,153,562	71,705,762
Accumulated deficit	(69,121,937)	(71,922,284)
Treasury stock, 261,497 shares at cost	(11,906)	(11,906)
Total stockholders' equity (deficit)	1,023,069	(224,707)

Total liabilities and stockholders' equity (deficit)	$8,653,720	$6,847,834

The accompanying notes are an integral part of these consolidated statements.

VIEWCAST.COM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2008	2009
Net sales	$17,362,212	$13,905,860

Cost of sales	5,434,289	5,123,186

Gross profit	11,927,923	8,782,674

Operating expenses:
Selling, general and administrative	7,819,216	7,624,962
Research and development	2,936,054	3,032,215
Depreciation and amortization	479,456	789,428
Total operating expenses	11,234,726	11,446,605

Operating income (loss)	693,197	(2,663,931)

Other income (expense):
Interest expense (including $172,526 and $154,426 of expense to related parties)	(183,497)	(162,831)
Interest income	32,805	4,666
Other	-	3,975
Total other expense, net	(150,692)	(154,190)

Net income (loss) before income taxes	542,505	(2,818,121)

Income tax income benefit (expense)	(11,400)	17,774

NET INCOME(LOSS)	$531,105	$(2,800,347)

Preferred stock dividends	(820,029)	(820,000)
Net loss applicable to common stockholders	$(288,924)	$(3,620,347)

Net loss per share
Basic	$(0.01)	$(0.10)
Diluted	$(0.01)	$(0.10)
Weighted average number of common shares outstanding
Basic	32,110,458	35,171,107
Diluted	32,110,458	35,171,107

The accompanying notes are an integral part of these consolidated statements.

VIEWCAST.COM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
YEARS ENDED DECEMBER 31, 2008 AND 2009

	Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Series E Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Treasury	Total Stockholders'
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Shares	Par Value	Capital	Deficit	Stock	Equity Deficit)
Balances, December 31, 2007	800,000	$80	200,000	$20	80,000	$8	32,341,753	$3,234	$69,990,960	$(69,653,042)	$(11,906)	$329,354

Stock based compensation expense	-	-	-	-	-	-	-	-	138,491	-	-	138,491

Employee stock purchase plan issuance	-	-	-	-	-	-	50,397	5	17,231	-	-	17,236

Exercise of stock options	-	-	-	-	-	-	19,165	2	3,881	-	-	3,883

Employee stock issuance for services	-	-	-	-	-	-	8,571.00	1	2,999	0	-	3,000

Net income	-	-	-	-	-	-	-	-	-	531,105	-	531,105

Balances, December 31, 2008	800,000	80	200,000	20	80,000	8	32,419,886	3,242	70,153,562	(69,121,937)	(11,906)	1,023,069

Stock based compensation expense	-	-	-	-	-	-	-	-	195,280	-	-	195,280

Employee stock purchase plan issuance	-	-	-	-	-	-	55,106	6	14,435	-	-	14,441

Exercise of stock options	-	-	-	-	-	-	10,000	1	2,849	-	-	2,850

Exercise of warrants	-	-	-	-	-	-	2,500,000	250	939,750	-	-	940,000

Stock issuance for acquisition							1,141,314	114	399,886			400,000

Net loss	-	-	-	-	-	-	-	-	-	(2,800,347)	-	(2,800,347)

Balances, December 31, 2009	800,000	$80	200,000	$20	80,000	$8	36,126,306	$3,613	$71,705,762	$(71,922,284)	$(11,906)	$(224,707)

The accompanying notes are an integral part of these consolidated statements.

VIEWCAST.COM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended
	December 31,
	2008	2009
Operating activities:
Net income (loss)	$531,105	$(2,800,347)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Bad debt expense (gain)	57,912	(175)
Depreciation of property and equipment	350,795	446,729
Amortization of intangible assets	128,661	342,699
Warranty reserve	137,126	44,808
Stock based compensation expense	138,491	195,280
Common stock issued to employee for services	3,000	-
Loss on disposition of property and equipment	-	973
Changes in operating assets and liabilities: (net of effect of acquisition)
Accounts receivable	(450,996)	1,606,223
Inventories	(457,036)	540,888
Prepaid expenses	(108,475)	143,700
Deposits	(2,611)	(256)
Accounts payable	650,251	(376,497)
Accrued expenses and other current liabilities	78,899	(454,861)
Stockholder accrued interest	(23,148)	(169,846)
Net cash provided by (used in) operating activities	1,033,974	(480,682)

Investing activities:
Capitalized software development costs	(228,322)	(520,806)
Purchase of property and equipment	(353,310)	(195,458)
Cash paid for acquisition	-	(1,031,422)
Net cash used in investing activities	(581,632)	(1,747,686)
Financing activities:
Proceeds from sale of common stock	17,236	14,441
Proceeds from exercise of employee stock options	3,883	2,850
Net proceeds from exercise of warrants	-	940,000
Proceeds from line of credit	-	92,321
Repayments of long-term debt	(29,194)	(32,776)
Net cash provided by (used in) financing activities	(8,075)	1,016,836
Net increase (decrease) in cash and cash equivalents	444,267	(1,211,532)
Cash and cash equivalents, beginning of period	1,135,416	1,579,683
Cash and cash equivalents, end of period	$1,579,683	$368,151
Supplemental cash flow information:
Cash paid for interest	$206,645	$332,677
Cash paid for income taxes	$34,115	$1,085
Non-cash items:
Stock issued for acquisition	$-	$400,000
Liabilities assumed in acquisition	$-	$299,338
Acquisition of property and equipment under capital leases	$48,362	$39,403

The accompanying notes are an integral part of these consolidated statements.

ViewCast.com, Inc.
Notes to the Consolidated Financial Statements

1. The Company and Description of Business and Future Liquidity Needs

The accompanying consolidated financial statements include the accounts of ViewCast.com, Inc. dba ViewCast Corporation and its wholly-owned subsidiaries, VideoWare, Inc., Osprey Technologies, Inc., Ancept Corporation, previously known as ViewCast Online Solutions, Inc., and ViewCast Technology Services Corporation (collectively, ViewCast or the Company).  The Company develops industry-leading hardware and software for the capture, management, transformation and delivery of digital media over IP and mobile networks.  ViewCast’s solutions simplify the complex workflows required for these tasks, allowing broadcasters, businesses, and governments to reach and expand their use and distribution of their digital media easily and effectively.  ViewCast’s Niagara® streaming appliances, Osprey® video capture cards, and ViewCast Media Platform (VMp™) software suite provide the highly reliable technology required to deliver the multi-platform experiences driving today’s digital media market. ViewCast markets and sells its products and professional services worldwide directly to end-users or through indirect channels including original equipment manufacturers (“OEMs”), value-added resellers (“VARs”), resellers, distributors and computer system integrators.

In March 2009, ViewCast purchased certain assets from Ancept Media Server, LLC (the “Ancept Assets”) pursuant to the terms of the Asset Purchase Agreement dated March 5, 2009, as amended, by and between ViewCast and Ancept Media Server, LLC. (“Seller”). ViewCast’s wholly owned subsidiary, ViewCast Online Solutions, Inc., was renamed Ancept Corporation (“Ancept”) and operates this business.  The lead software product,  rebranded as VMp Production, has been an established digital asset management (“DAM”) solution capable of supporting the needs of large enterprises, while remaining flexible and affordable to serve the needs of small to medium businesses.  Fortune 1000 companies, educators, small businesses and public sector organizations have chosen Ancept to help meet their media production, management and distribution needs. The Company has an expanded global business presence and offers a complete set of solutions for the transformation, management and delivery of live and on-demand video content to broadband and mobile networks.

During the year ended December 31, 2009, the Company incurred a net loss of $2,800,347 and used cash in operations of $480,682.  At December 31, 2009, the Company has working capital of $2,056,216 and cash and cash equivalents of $368,151.  The Company expects to obtain additional working capital by increasing revenue, maintaining reduced operating expenses which were reduced during late 2009, borrowing on its line of credit and through other initiatives that may include raising additional capital.  The Company believes that these items will provide sufficient cash to fund operations for the next 12 months, however, the Company may require additional working capital during 2010 to support operations and the expansion of sales channels and market distribution, to develop and introduce new products and services, to enhance existing product offerings, to address unanticipated competitive threats or technical problems, to transition adverse economic conditions and for potential acquisition transactions.  There can be no assurance that additional financing will be available to the Company on acceptable terms, or at all.  Additional equity financing may involve substantial dilution to our then existing stockholders.  In the event the Company is unable to raise additional capital or execute other alternatives, it may be required to sell segments of the business, or substantially reduce or curtail our activities.  Such actions could result in charges that could be material to ViewCast’s results of operations or financial position.

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

The financial institution holding the Company’s cash accounts is participating in the FDIC’s Transaction Account Guarantee Program.  Under that program, through June 30, 2010, all noninterest-bearing accounts are fully guaranteed by the FDIC for the entire amount in the account.

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

Changes in the Company’s allowance for doubtful accounts for the years ended December 31, 2008 and 2009 are as follows:

	Year ended December 31,
	2008	2009
Beginning balance	$30,390	$82,317
Bad debt expense	57,912	(175)
Uncollectible accounts written off	(5,985)	(12,375)
Ending balance	$82,317	$69,767

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

ViewCast.com, Inc.
Notes to the Consolidated Financial Statements - Continued

Legal fees and similar capitalizable costs relating to patents, copyrights, and trademarks are capitalized as appropriate.  Patent costs are generally amortized on a straight-line basis over 17 years.

Intangible assets consist of the following:

	December 31, 2008		December 31, 2009
	Gross carrying	Accumulated	Gross carrying	Accumulated
	amount	amortization	amount	amortization
Customer Lists	$-	$-	$60,000	$9,581
Non-Compete agreements	-	-	24,000	6,387
Capitalized Software Costs	1,385,215	1,049,412	2,733,950	1,369,532
Patents	102,594	15,369	124,665	21,980
	$1,487,809	$1,064,781	$2,942,615	$1,407,480

The estimated aggregate amortization expense for the succeeding years are as follows:

2010	$434,337
2011	369,969
2012	246,957
2013	140,762
2014	131,180
Thereafter	211,929
$1,535,135

The weighted average remaining amortization period for intangible assets at December 31, 2009 is 5.5 years.

Impairment of Long-Lived Assets

Assets that are held and used are analyzed for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable.  Impairment is recognized when the estimated undiscounted cash flow generated by those assets is less than the carrying amounts of such assets.  The amount of impairment is the excess of the carrying amount over the fair value of such assets.  Assets held for sale are carried at the lower of carrying amount or fair value less selling costs.  No impairment charges were recognized for 2008 and 2009.

Goodwill

Goodwill is tested annually for impairment.  If the implied fair value of goodwill is lower than its carrying amount, goodwill impairment is indicated and goodwill is written down to its implied fair value.  Subsequent increases in goodwill value are not recognized in the financial statements.

Revenue Recognition

The Company recognizes revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in financial Statement as revised by SAB 104, Revenue Recognition, FASB ASC 605, “Revenue Recognition” and FASB ASC 985, “Software”.  Under these guidelines, the Company recognizes revenue on transactions where persuasive evidence of an arrangement exists, title has transferred, product payment is not contingent upon performance of installation or service obligations, the price is fixed or determinable and payment is reasonably assured.  The Company accrues warranty costs and sales allowances for promotional activities at time of shipment based on historical experience.

ViewCast.com, Inc.
Notes to the Consolidated Financial Statements - Continued

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

Net Earnings Per Share

Basic earnings per share (“EPS”) is calculated by dividing net income or loss applicable to common stockholders by the weighted-average number of common shares outstanding during the period.  Diluted earnings per share is calculated by using the weighted-average number of common shares outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the dilutive potential shares of common stock had been issued.  Dilutive potential shares of common stock include convertible preferred stock, options and warrants which are exercisable based on the average market price during the year.  For 2008 and 2009, the computation of diluted loss per share excludes the portion of convertible preferred stock, options and warrants as they are anti-dilutive.  The following table sets forth the computation of basic and diluted earnings per share:

	Year Ended December 31,
	2008	2009
Net loss applicable to common stockholders - numerator for basic and diluted earnings per share	$(288,924)	$(3,620,347)

Weighted - average common shares outstanding - denominator for basic earnings per share	32,110,458	35,171,107

Net loss per share:
Basic	$(0.01)	$(0.10)
Diluted	$(0.01)	$(0.10)

The following table sets forth the anti-dilutive securities excluded from diluted earnings per share:

Anti-dilutive securities excluded from diluted earnings per share:

Stock options	3,776,368	4,554,881
Public and private warrants	2,500,000	2,500,000
Convertible preferred stock - Series B	2,206,896	2,206,896
Convertible preferred stock - Series C	3,333,333	3,333,333
Convertible preferred stock - Series E	15,215,686	13,333,333

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

ViewCast.com, Inc.
Notes to the Consolidated Financial Statements - Continued

The following table below shows the roll forward of the warranty reserve for the years ended December 31, 2008 and 2009:

	Year ended December 31,
	2008	2009
Beginning balance	$133,940	$199,446
Charged to expense	137,126	44,808
Usage	(71,620)	(88,404)
Ending balance	$199,446	$155,850

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

	Customer Exceeding 10% of Net Sales		Customer Exceeding 10% of Year-End Accounts Receivable Balance
Year	Number of Customers	Combined Percent	Number of Customers	Combined Percent
2008	3	42%	1	31%
2009	3	39%	2	42%

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

Income Taxes

The Company utilizes the liability method of accounting for income taxes wherein deferred tax assets and liabilities are determined based upon the differences between the financial statement and tax bases of assets and liabilities, as measured by enacted tax rates expected to be in effect when these differences reverse.  Deferred tax assets are recognized when it becomes more likely than not that the assets will be realized.  The Company files tax returns with the U.S. Federal and various state jurisdictions and is no longer subject to income tax examinations for years before 2004.

Advertising Costs

Advertising costs are expensed as incurred.  Advertising expense for the years ended December 31, 2008 and 2009 was $752,010 and $866,612, respectively.

ViewCast.com, Inc.
Notes to the Consolidated Financial Statements - Continued

Fair Value of Financial Instruments

The Company believes that the carrying amount of certain of its financial instruments, which include cash equivalents, accounts receivable, accounts payable, short-term debt and accrued expenses, approximate fair value due to the short-term maturities of these instruments.  The Company also has long-term debt with its primary shareholder.

Stock-Based Compensation

The Company accounts for all share-based payment awards made to employees and directors including stock options and employee stock purchases related to the Employee Stock Purchase Plan ("ESPP") based on estimated fair values.  The Company estimates the fair value of share-based payment awards on the date of grant using an option-pricing model and the value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service period, net of forfeitures.

The Company uses the Black-Scholes option-pricing model ("Black-Scholes") as its method of valuation.  The fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period.  The fair value of share-based payment awards on the date of grant as determined by the Black-Scholes model is affected by the Company’s stock price as well as other assumptions.  These assumptions include, but are not limited to the expected stock price volatility over the term of the awards and the actual and projected employee stock option exercise behaviors.  The weighted-average estimated value of employee stock options granted during the year ended December 31, 2008 and 2009 was estimated using the Black-Scholes model with the following weighted-average assumptions:

	Year Ended
	December 31,
	2008	2009
Expected volatility	126%	132%
Risk-free interest rate	3.17%	2.81%
Expected dividends	0.0%	0.0%
Expected term in years	4.60	4.48

3.  Acquisition

On March 13, 2009, the Company acquired certain assets (the “Ancept Assets”) of Ancept Media Server, LLC (“Seller”) for $1,431,422.  The Company (i) paid to the Seller’s lender $1,000,000 in cash, (ii) paid to the Seller $31,422 in cash, which is the difference between $170,000 in cash less a holdback amount of $138,578 based on the difference in accounts receivables and deferred revenue as of March 13, 2009, (iii) issued to the Seller Company common stock of $400,000 which resulted in the issuance of 1,141,314 shares based on the weighted average closing price of the Company’s common stock for the ten trading days immediately prior to the closing of the transaction, which was $0.35, and (iv) assumed deferred revenue liabilities related to the Ancept Assets.  The primary purpose of the acquisition was to enable the Company to expand its global business presence with a complete portfolio of solutions that encompasses live and on-demand video encoding, management and delivery.  ViewCast’s wholly-owned subsidiary ViewCast Online Solutions, Inc. was renamed Ancept Corporation (“Ancept”) and this subsidiary operates the Ancept business.

ViewCast.com, Inc.
Notes to the Consolidated Financial Statements - Continued

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

The amount of Ancept revenue and earnings included in the Company’s consolidated statement of operations for the year ended December 31, 2009 was $1,116,665 and $(643,308), respectively.

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

	Year ended December 31,
	2008	2009
	(Unaudited)	(Unaudited)
Net sales	$18,951,729	$14,066,487

Net income (loss) applicable to common stockholders	371,395	(2,807,661)

Basic and diluted net income (loss) per common share applicable to common stockholders	$0.01	$(0.08)
Weighted average number of common shares outstanding
basic	33,251,772	35,396,243
diluted	33,371,262	35,396,243

ViewCast.com, Inc.
Notes to the Consolidated Financial Statements - Continued

4.  Inventories

Inventories consist of the following:

	December 31,	December 31,
	2008	2009
Purchased materials	$1,670,260	$1,077,135
Finished goods	1,207,518	1,330,783
Inventory obsolescence reserve	(53,542)	(124,570)
	$2,824,236	$2,283,348

5.  Property and Equipment

Property and equipment, consists of the following:

	Estimated Useful Life	December 31,
	(Years)	2008	2009
Service equipment	3	$242,362	$242,362
Computer equipment	2 to 7	420,398	497,139
Software	3 to 5	184,038	207,531
Leasehold improvements	1 to 5	172,697	172,697
Office furniture and equipment	5 to 7	1,136,470	1,284,884
		2,155,965	2,404,613
Less accumulated depreciation and amortization		(1,383,675)	(1,829,581)
		$772,290	$575,032

6.  Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following:

	December 31,
	2008	2009
Accrued compensation	$302,310	$123,882
Accrued warranty	199,446	155,850
Accrued inventory purchases	39,595	50,450
Customer deposits	122,321	28,919
Deferred rent	73,484	46,258
Deferred revenue	156,611	353,458
Accrued taxes and other	250,115	274,350
	$1,143,882	$1,033,167

ViewCast.com, Inc.
Notes to the Consolidated Financial Statements - Continued

7.  Line of Credit

On June 29, 2007, the Company entered into a Purchase and Sale Agreement/Security Agreement with Amegy Bank National Association (“Amegy”), a national banking association.  This agreement provides the Company with an accounts receivable loan facility to provide a source of working capital with advances generally limited to 85% of submitted accounts receivable.  Upon collection of an account receivable, the remaining fifteen percent is rebated to the Company less the Amegy fixed and variable discounts.  The Amegy fixed discount equals 0.2% of the account receivable for the first 15 days the account receivable is outstanding plus an additional 0.2% for each additional 15 day period, up to 1.2% for receivables 76 to 90 days outstanding.  The variable discount is calculated for each day that the amount advanced by Amegy is outstanding until repaid by collection of the account receivable and equals the prime rate plus 1.5% divided by 360 multiplied by the advance amount for each account receivable.  The borrowing line under this facility is $1,000,000, reviewed as growth of business dictates.  To secure the amounts due under the agreement, the Company granted Amegy a security interest in all of its assets owned as of the date of the agreement or thereafter acquired.  The Company had no outstanding balance as of December 31, 2008 and $92,321 outstanding as of December 31, 2009 under this facility.

8.  Long-term Debt

Stockholder Term Notes

Since October 1998, the Company has maintained a credit facility with an entity controlled by one of its principal stockholders, Mr. H.T. Ardinger.  Most recently, ViewCast.com, Inc., Osprey Technologies, Inc. and VideoWare, Inc. (jointly and severally, “the Borrower”) amended the terms and conditions of the loan and security agreement with the Ardinger Family Partnership, Ltd. on March 10, 2010, effective January 31, 2010.  Under the amended terms the $1,250,000 of the primary principal amount and $3,891,361 of the secondary principal amount mature December 31, 2012, subject to certain earlier payment conditions.  The interest on the primary principal amount will accrue and be paid monthly based on an interest rate per annum which is the greater of 5.0% or the effective prime rate plus 0.75% (4.00% as of December 31, 2008 and 2009).  Interest on the secondary principal shall accrue based on the effective Applicable Federal Rate, as defined in the agreement, (2.85% and 2.64% as of December 31, 2008 and 2009, respectively).  The amended terms call for interest to be paid monthly; and previously accrued interest ($169,846 at December 31, 2008) to be paid in approximately equal monthly payments from October 31, 2008, through June 30, 2009.  Beginning July 31, 2010, minimum monthly principal payments of $21,422 will be made, in additional to the monthly interest payments. Any amounts remaining outstanding on December 31, 2012, will become due on that date.  The amended note agreement is secured by all the assets of the Borrower.

Long-term debt consists of the following:

	December 31, 2008	December 31, 2009
Aggregate of the Outstanding Principal ("Primary Principal Amount")	$1,250,000	$1,250,000
Accrued and Outstanding Interest ("Secondary Principal Amount")	3,891,361	3,891,361
Other debt	68,670	75,297
Total long-term debt	5,210,031	5,216,658
Less current maturities	(159,032)	(157,133)
Total long-term debt less current maturities	$5,050,999	$5,059,525

ViewCast.com, Inc.
Notes to the Consolidated Financial Statements - Continued

The following are the scheduled maturities of long-term debt at December 31, 2009:

Year ended December 31,
2010	$157,133
2011	279,760
2012	4,777,726
2013	2,039
$5,216,658

9.  Income Taxes

The Company records a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized.  In the opinion of management, realization of the Company’s net operating loss carryforward is not reasonably assured, and a valuation allowance of $26,242,000 and $27,138,000 has been provided against deferred tax assets in excess of deferred tax liabilities in the accompanying consolidated financial statements at December 31, 2008 and 2009, respectively.

The components of the Company’s net deferred taxes are as follows:

	Year ended December 31,
	2008	2009
Deferred tax assets (liability):
Net operating loss carryforwards	$25,712,000	$26,675,000
Deferred revenue	51,000	130,000
Goodwill and other intangibles	-	10,000
Accrued liabilities	365,000	338,000
Property and equipment	(24,000)	36,000
Software development costs	138,000	67,000
Total deferred tax assets	26,242,000	27,256,000

Less: valuation allowance	(26,242,000)	(27,256,000)
Net deferred taxes	$-	$-

The reconciliation between the income tax expense (benefit) calculated by applying statutory rates to net income (loss) and the income tax expense (benefit) reported in the accompanying consolidated financial statements is as follows:

	Year ended December 31,
	2008	2009
U.S. federal statutory rate applied to pretax income	$184,000	$(1,032,000)
Change in valuation allowance	(209,000)	1,014,000
Other	36,000	-
	$11,000	$(18,000)

At December 31, 2009 the Company has federal income tax net operating loss carryforwards of approximately $73,000,000, which expire at various dates beginning in 2010. The Company is subject to limitations existing under Internal Revenue Code Section 382 (Change of Control) relating to the availability of the operating loss carryforward.

ViewCast.com, Inc.
Notes to the Consolidated Financial Statements - Continued

10.  Stockholders’ Equity

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

There were no preferred stock dividends declared or paid during 2008 and 2009.  The Series B and Series C Preferred Stock issues carry cumulative dividends of 8% and 9% per year, respectively, and are generally payable semi-annually in arrears in cash or common stock of the Company, at the Company’s option.  Cumulative dividends on Series B and Series C preferred shares in arrears at December 31, 2009 are $5,120,000 and $1,437,500.

Common Stock

During 2008 and 2009, the Company received $3,883 and $2,850 in proceeds from the exercise of 19,165 and 10,000 of its outstanding employee stock options, with a weighted-average exercise price of approximately $0.20 and $0.29 per share, respectively.  During 2008 and 2009, the Company received $17,236 and $14,441in proceeds from the purchase of 50,397 and 55,106 shares of the Common Stock by employees through the 2005 Employee Stock Purchase Plan.  On March 19, 2009, the Company issued 1,141,314 shares based on the weighted average closing price of the Company’s common stock for the ten trading days immediately prior to the closing of the transaction of Ancept acquisition, which was $0.35.

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

ViewCast.com, Inc.
Notes to the Consolidated Financial Statements - Continued

The maximum number of shares available for grant under the plan is 6,000,000 shares of Common Stock, plus any shares of Common Stock subject to outstanding awards under the Company’s prior stock option plans as of the date the plan was approved by ViewCast’s stockholders that later cease to be subject to such awards for any reason other than such awards having been exercised or expired.  The number of shares available for award under the plan is subject to adjustment for certain corporate changes in accordance with the provisions of the plan.

Following is a summary of stock option activity from January 1, 2008 through December 31, 2009:

	Stock Options
	Number of Shares	Price Per Share	Weighted- Average Exercise Price Per Share
Outstanding at January 1, 2008	2,660,850	$0.20 - $7.14	$1.99

Granted	1,812,500	0.30 - 0.48	0.37
Exercised	(19,165)	0.20 - 0.22	0.20
Canceled/forfeited	(388,250)	0.22 - 3.56	0.60
Outstanding at December 31, 2008	4,065,935	$0.20 - $7.14	$1.42

Granted	1,587,500	0.33 - 0.33	0.33
Exercised	(10,000)	0.29 - 0.29	0.29
Canceled/forfeited	(1,480,972)	0.29 - 7.14	2.78
Outstanding at December 31, 2009	4,162,463	$0.20 - $3.52	$0.52

The weighted-average grant-date fair value of options granted was $0.20 and $0.29 for the years ended December 31, 2008 and 2009, respectively.

The following information applies to options outstanding at December 31, 2009:

Range of Exercise Prices	Outstanding at December 31, 2009	Weighted Average Remaining Contractual Life	Weighted- Average Exercise Price	Exercisable at December 31, 2009	Weighted- Average Exercise Price
$0.01 - 1.00	3,547,913	5.1	$0.38	2,161,153	$0.40
1.01 - 2.00	532,050	1.2	1.12	532,050	1.12
2.01 - 3.00	80,000	0.6	2.50	80,000	2.50
3.01 - 4.00	2,500	0.5	3.52	2,500	3.52
	4,162,463	4.5	$0.52	2,775,703	$0.60

At December 31, 2009, the balance of unearned stock-based compensation to be expensed in future periods related to unvested share-based awards, as adjusted for expected forfeitures, is approximately $249,000.  The weighted-average period over which the unearned stock-based compensation is expected to be recognized is approximately two years.

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

ViewCast.com, Inc.
Notes to the Consolidated Financial Statements - Continued

Under the ESPP each offering is for a period of six months ending March 31 and September 30 of each year.  Eligible employees may participate in the ESPP by authorizing payroll deductions during an offering period within a percentage range determined by the Board of Directors.  Initially, the amount of authorized payroll deductions is not more than ten percent of an employee's cash compensation during an offering period, and not more than $25,000 per year.  Amounts withheld from payroll are applied at the end of each offering period to purchase shares of Common Stock.  Participants may withdraw their contributions at any time before stock is purchased, and in the event of withdrawal such contributions will be returned to participants.  The purchase price of the Common Stock is equal to ninety-five percent (95%) of the market price of Common Stock at the end of each offering period (the "Exercise Date").  The Purchase Price may be changed by the Board or its committee but in any case shall never be lower than 85% to the fair market value of a share of Common Stock on the Exercise Date. ViewCast pays all expenses incurred in connection with the implementation and administration of the ESPP.

During 2008 and 2009, 50,397 and 55,106 shares of common stock were issued under the ESPP.

Warrants

At December 31, 2008, the Company had outstanding 2,500,000 private warrants with exercise prices of $0.48 per share and expiration dates in December 2013.  On February 27, 2009, the Company entered into an amendment to the warrant to purchase common stock, dated December 11, 2006, (the “Amendment”) by and between the Company and the Ardinger Family Partnership, Ltd.  The general partner of the Ardinger Family Partnership, Ltd. is H.T. Ardinger, Jr., the Company’s largest stockholder. Pursuant to the Amendment, the Company agreed to reduce the per share warrant exercise price to the average closing price for the five consecutive trading days ending on February 27, 2009 on the Over-The-Counter Bulletin Board in exchange for the Ardinger Family Partnership agreeing to exercise the warrant on or prior to March 5, 2009 with the proceeds to be used by the Company for the acquisition of Ancept Assets (see Note 3).  On March 5, 2009, the Ardinger Family Partnership, Ltd. exercised the outstanding warrant to purchase 2,500,000 shares of the Company’s unregistered common stock at the amended exercise price of $0.376 per share and the Company received proceeds of $940,000.  At December 31, 2009, the Company had no outstanding warrants.

11.  Employee Benefit Plan

Effective March 1, 1997, the Company adopted a profit sharing plan pursuant to Section 401(k) of the Internal Revenue Code whereby participants may elect to contribute up to sixty percent (60%) of their compensation subject to statutory limitations.  The plan provides for discretionary matching and profit sharing contributions by the Company.  All employees are eligible to participate in the plan provided they meet minimum age requirement of eighteen.  The Company discontinued matching contributions under this plan in April 2009.  The Company made $82,684 and $21,453 matching contributions to this plan, for the year ended December 31, 2008 and 2009, respectively.

12.  Commitments and Contingencies

The Company leases offices and manufacturing space at various locations under non-cancelable operating leases extending through 2021.  The Company also leases certain office and computer equipment under non-cancelable operating leases.  Future minimum operating lease payments with initial or remaining terms of one year or more are as follows:

Operating Leases
Year ended December 31:
2010	$369,843
2011	274,080
2012	238,731
2013	243,320
Thereafter	1,934,523
Total minimum lease payments	$3,060,497

ViewCast.com, Inc.
Notes to the Consolidated Financial Statements - Continued

Rent expense was $330,204 and $422,969 for the years ended December 31, 2008 and 2009, respectively.

13.  Related Party Transactions

As discussed in Note 8, the Company has two outstanding notes payable to an entity controlled by one of its principal stockholders, Mr. H.T. Ardinger.

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

14.   Current Economic Conditions

The current protracted economic decline continues to present companies with difficult circumstances and challenges, which in some cases have resulted in large and unanticipated declines in the fair value of certain assets, declines in the volume of business, constraints on liquidity and difficulty obtaining financing.  The financial statements have been prepared using values and information currently available to the Company.

Current economic and financial market conditions could adversely affect the Company’s results of operations in future periods.  The current instability in the financial markets may make it difficult for certain of the Company’s customers to obtain financing, which may significantly impact the volume of future sales which could have an adverse impact on the Company’s future operating results.

In addition, given the volatility of current economic conditions, the values of assets and liabilities recorded in the financial statements could change rapidly, resulting in material future adjustments in allowances for accounts receivable, inventory and valuation of intangibles and goodwill.

15.   Subsequent Event

Effective January 31, 2010, the terms and conditions of the loan and security agreement with the Ardinger Family Partnership, Ltd. were amended to change the commencement date for the monthly principal payments on the primary principal amount from January 31, 2010 to July 31, 2010.

ViewCast.com, Inc.
Notes to the Consolidated Financial Statements - Continued

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T).  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are designed to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. As required by Rule 13a-15(b) under the Exchange Act, our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2009. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2009, our disclosure controls and procedures were effective in providing such reasonable assurance.

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

The Company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management, under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2009 under the criteria set forth in the Internal Control—Integrated Framework.

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

Item 9B.  Other Information None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to the information contained under the caption “Proposal 1 – Election of Directors” in the Company’s Proxy Statement for the 2010 Annual Meeting of Stockholders (the “Proxy Statement”).

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

Equity Compensation Plan Information

The following table sets forth certain information as of December 31, 2009 concerning outstanding awards and securities available for future issuance pursuant to ViewCast’s equity compensation plans.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	4,162,463	$0.52	2,775,703
Equity compensation plans not approved by security holders	—	—	—
Total	4,162,463	$0.52	2,775,703

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
Consolidated Balance Sheets at December 31, 2008 and 2009
Consolidated Statements of Operations for the years ended December 31, 2008 and 2009
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2008 and 2009
Consolidated Statements of Cash Flows for the years ended December 31, 2008 and 2009
Notes to Consolidated Financial Statements.

2.	All other schedules are omitted because of they are not required or because the required information is given in the consolidated financial statements or notes thereto.

3.	Exhibits:

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
2.1	Agreement and Plan of Merger and Reorganization (1)
2.2	Asset Purchase Agreement between ViewCast.com, Inc. and Ancept Media Server, LLC, dated March 5, 2009 (26)
2.3	First Amendment to Asset Purchase Agreement between ViewCast.com, Inc. and Ancept Media Server, LLC, dated March 13, 2009 (26)
3.1	Certificate of Incorporation (1)
3.2	Amendment to Certificate of Incorporation (1)
3.3	Restated Bylaws (4)
3.4	Certificate of Designation of Series B Convertible Preferred Stock (2)
3.5	Certificate of Designation of Series C Convertible Preferred Stock (6)
3.6	Certificate of Designation of Series D Redeemable Convertible Preferred Stock (7)
3.7	Certificate of Designation of Series E Convertible Redeemable Preferred Stock (20)
4.1	Form of Common Stock Certificate (1)
4.2	Form of Warrant Certificate (1)
4.3	Form of Warrant Agreement between ViewCast and Continental Stock Transfer & Trust Company (1)
4.4	Form of Representative’s Warrant Agreement (1)
4.5	Notice of Extension of Warrant Expiration Date and Exercise Price Adjustment (5)
4.6	Warrant Issued to Ardinger Family Partnership, LTD (20)
10.1	Form of Indemnification Agreement between ViewCast and Executive Officers and Directors (1)
10.2	Working Capital Line of Credit Loan Agreement between ViewCast and the Ardinger Family Partnership, LTD (3)
10.3	Sublease Agreement between ViewCast and Host Communications, Inc. (6)
10.4	Reserved.

10.5	Revolving Loan Agreement between MMAC Communications Corp. and Keltic Financial Partners, LP dated as of October 11, 2002 (7)
10.6	Guarantee of Payment and Performance from ViewCast.com, Inc. to Keltic Financial Partners, LP dated as of October 11, 2002 (7)
10.7	Subordination Agreement by and among Keltic Financial Partners, LP, MMAC Communications Corp. and ViewCast.com, Inc. dated as of October 11, 2002 (7)
10.8	General Security Agreement by and between MMAC Communications Corp. and Keltic Financial Partners, LP dated as of October 11, 2002 (7)
10.9	Revolving Note by MMAC Communications Corp. in favor of Keltic Financial Partners, LP dated as of October 11, 2002 (7)
10.10	ViewCast.com, Inc. 2005 Stock Incentive Plan (14)
10.11	ViewCast.com, Inc. 2005 Employee Stock Purchase Plan (15)
10.12	Reserved.
10.13	Reserved.
10.14	Reserved.
10.15	Form of Amended and Restated Security Agreement dated October 15, 2003 between ViewCast.com, Inc. and the Ardinger Family Partnership, LTD (8)
10.16	Form of Amended and Restated Pledge Agreement dated October 15, 2003 between ViewCast.com, Inc. and the Ardinger Family Partnership, LTD (8)
10.17	Form of First Amendment to the Revolving Loan Agreement dated October 11, 2003 between Delta Computec Inc. and Keltic Financial Partners, LP (8)
10.18	Reserved.
10.19	Reserved.
10.20	Third Amendment dated as of December 10, 2004 to Revolving Loan Agreement between MMAC Communications Corp. and Keltic Financial Partners, LP dated as of October 11, 2002 (9)
10.21	Fourth Amendment dated as of January 10, 2005 to Revolving Loan Agreement between MMAC Communications Corp. and Keltic Financial Partners, LP dated as of October 11, 2002 (9)
10.22	Fifth Amendment dated as of February 15, 2005 to Revolving Loan Agreement between MMAC Communications Corp. and Keltic Financial Partners, LP dated as of October 11, 2002 (9)
10.23	Notice of Lower Temporary Conversion Price dated March 21, 2005 (10)
10.24	Letter Agreement Amending Revolving and Term Credit Facility dated March 22, 2005 (10)
10.25	Sixth Amendment, dated as if April 15, 2005, to Revolving Loan Agreement Between MMAC Communications Corp. and Keltic Financial Partners, LP dated as of October 11, 2002 (11)
10.26	Seventh Amendment, dated as if July 15, 2005, to Revolving Loan Agreement Between MMAC Communications Corp. and Keltic Financial Partners, LP dated as of October 11, 2002 (12)
10.27	Letter Agreement Amending Revolving and Term Credit Facility dated July 22, 2005 (13)
10.28	Eighth Amendment, dated as if October 11, 2005, to Revolving Loan Agreement Between MMAC Communications Corp. and Keltic Financial Partners, LP dated as of October 11, 2002 (16)
10.29	Reserved.
10.30	Office Lease Agreement between ViewCast and TR Plano Parkway Partners, L.P. (17)
10.31	Letter Agreement Amending Revolving and Term Credit Facility dated March 20, 2006 (18)
10.32	Office Lease Agreement between ViewCast and Valwood Centreport, LP (19)
10.33	Registration Rights Agreement by and among ViewCast and Ardinger Family Partnership, Ltd. Dated as of December 11, 2006 (20)

10.34	Second Amended Loan and Security Agreement dated as of December 11, 2006 (20)
10.35	Exchange Agreement dated as of December 11, 2006 by and among ViewCast, Osprey Technoligies, Inc. and Videoware, Inc. and Ardinger Family Partnership, Ltd. (20)
10.36	Employment Agreement by and between ViewCast Corporation and David T. Stoner effective as of March 1, 2007 (21)
10.37	2007 Executive Incentive Compensation Plan for David T. Stoner (21)
10.38	Employment Agreement by and between ViewCast Corporation and Laurie L. Latham effective as of March 1, 2007 (21)
10.39	2007 Executive Incentive Compensation Plan for Laurie L. Latham (21)
10.40	Purchase and Sale Agreement/Security Agreement by and among ViewCast.com, Inc., Osprey Technologies, Inc., Videoware, Inc. and Amegy Bank National Association, dated June 29, 2007 (22)
10.41	Amendment to Purchase and Sale Agreement/Security Agreement by and among ViewCast.com, Inc., Osprey Technologies, Inc., Videoware, Inc. and Amegy Bank National Association, dated June 29, 2007 (22)
10.42	Employment Agreement by and between ViewCast.com, Inc. and Gary Klembara effective September 1, 2007 (23)
10.43	First Amendment to Amended and Restated Security Agreement by and among Ardinger Family Partnership, Ltd., ViewCast.com, Inc., Osprey Technologies, Inc. and Videoware, Inc. (24)
10.44	First Amendment to Warrant to Purchase Common Stock by and between ViewCast.com, Inc. and Ardinger Family Partnership, Ltd., dated February 27, 2009. (25)
10.45	Second Amendment to Amended and Restated Security Agreement by and among Ardinger Family Partnership, Ltd., ViewCast.com, Inc., Osprey Technologies, Inc. and Videoware, Inc. (28)
10.46	Third Amendment to Amended and Restated Security Agreement by and among Ardinger Family Partnership, Ltd., ViewCast.com, Inc., Osprey Technologies, Inc. and Videoware, Inc. (29)
14.1	Code of Ethics (27)
21.1	Subsidiaries of ViewCast.com, Inc. (1)
23.1	Consent of BKD, LLP*
23.2	Consent of KBA Group LLP *
31.1	Rule 13a-14(a)/15d-14(a) Certifications *
32.1	Statement 1350 Certifications *

*	Filed herewith.

(1)	Incorporated by reference to the Registration Statement on Form SB-2 and all amendments thereto as declared effective on February 4, 1997

(2)	Incorporated by reference to Form 8-K filed March 15, 1999.

(3)	Incorporated by reference to Form 10-KSB filed March 26, 1999.

(4)	Incorporated by reference to Form S-3 filed June 30, 2000.

(5)	Incorporated by reference to Form 8-K filed January 23, 2002.

(6)	Incorporated by reference to Form 10-K filed April 16, 2002.

(7)	Incorporated by reference to Form 8-K filed October 25, 2002.

(8)	Incorporated by reference to Form 10-QSB filed November 14, 2003.

(9)	Incorporated by reference to Form 8-K filed March 25, 2005.

(10)	Incorporated by reference to Form 8-K filed March 25, 2005.

(11)	Incorporated by reference to Form 8-K filed April 21, 2005.

(12)	Incorporated by reference to Form 8-K filed July 18, 2005.

(13)	Incorporated by reference to Form 8-K filed July 27, 2005.

(14)	Incorporated by reference to Appendix A to Proxy Statement filed September 9, 2005.

(15)	Incorporated by reference to Appendix B to Proxy Statement filed September 9, 2005.

(16)	Incorporated by reference to Form 8-K filed October 17, 2005.

(17)	Incorporated by reference to Form 8-K filed January 17, 2006.

(18)	Incorporated by reference to Form 8-K filed March 23, 2006.

(19)	Incorporated by reference to Form 8-K filed November 2, 2006.

(20)	Incorporated by reference to Form 8-K filed December 15, 2006.

(21)	Incorporated by reference to Form 10-KSB/A filed April 30, 2007.

(22)	Incorporated by reference to Form 8-K filed July 6, 2007.

(23)	Incorporated by reference to Form 8-K filed September 5, 2007.

(24)	Incorporated by reference to Form 8-K filed November 4, 2008.

(25)	Incorporated by reference to Form 8-K filed March 5, 2009.

(26)	Incorporated by reference to Form 8-K filed March 23, 2009.

(27)	Incorporated by reference to Form 10-KSB filed March 30, 2004.

(28)	Incorporated by reference to Form 8-K filed August 5, 2009.

(29)	Incorporated by reference to Form 8-K filed March 15, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date	ViewCast.com, Inc.

March 31, 2010	By:	/s/ Laurie L. Latham
Laurie L. Latham
Chief Financial Officer and Senior Vice President of Finance and Administration

POWER OF ATTORNEY

Know all people by these presents, that each person whose signature appears below constitutes and appoints David T. Stoner and Laurie L. Latham, and each of them, his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any amendments to this annual report on Form 10-K, and to file the same, with all exhibits thereto, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully and to all intents and purposes as he or she might or could do in person, hereby confirming all that said attorneys-in-fact and agents or either of them, or his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date
March 31, 2010	By:	/s/ David T. Stoner
David T. Stoner
Director and Chief Executive Officer
(Principal Executive Officer)

March 31, 2010	By:	/s/ Laurie L. Latham
Laurie L. Latham
Chief Financial Officer and Senior Vice President of Finance and Administration
(Principal Accounting and Financial Officer)

March 31, 2010	By:	/s/ George C. Platt
George C. Platt
Director

March 31, 2010	By:	/s/ Joseph W. Autem
Joseph W. Autem
Director

March 31, 2010	By:	/s/ Sherel D. Horsley
Sherel D. Horsley
Director

March 31, 2010	By:	/s/ John W. Slocum, Jr.
John W. Slocum, Jr.
Director

March 31, 2010	By:	/s/ David W. Brandenburg
David W. Brandenburg
Director

EXHIBIT INDEX FOR DOCUMENTS FILED WITH THIS REPORT

Exhibit No.	Description of Exhibit

23.1	Consent of BKD, LLP
23.2	Consent of KBA Group LLP
31.1	Rule 13a-14(a)/15d-14(a) Certifications
32.1	Section 1350 Certifications