Form 10-K/A
period 2009-12-31
VIEWCAST COM INC
filed 2010-04-30
CIK 921313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-K/A

☑	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2009.

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Transition period from _____________ to ____________.
Commission File Number: 0-29020
 ViewCast.com, Inc.
(Exact name of registrant as specified in its charter)

Delaware	75-2528700

(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

3701 W. Plano Parkway, Suite 300, Plano, TX	75075

(Address of principal executive offices)	(Zip Code)
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
As of March 15, 2010, there were 36,011,868 shares of the registrant’s common stock (par value $0.0001) outstanding.
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
Market Drivers
We believe the following factors are driving the market for our digital media equipment and management systems:
•	Transition to digitized Internet Protocol (IP) distribution platform for information, content and communication;
•	Increase adoption of webcasting, streaming and video applications for business efficiency;
•	Increase in adoption of high-definition content demand drives the need for advanced solutions;
•	Proliferation of digital assets within media and entertainment, business, educational, and government entities;
•	Evolution of digital asset management with web content management creates increased value for managing online presence;
•	Increase in DAM technology within new markets such as advertising, publishing, telecommunications and life sciences as new standards are adopted;
•	Increase in advertising spend (TV vs. Web);
•	The value proposition in terms of investment, efficiency, flexibility and speed continues to increase demand on the enterprise side; and
•	Rising adoption of mobile video worldwide is expected to drive the demand for efficient video compression solutions and delivery solutions.

How ViewCast Addresses the Market
ViewCast believes it is well positioned to address the expanding digital media market for the following reasons:
•	ViewCast develops industry-leading solutions for the transformation, management and delivery of professional quality video over IP and mobile networks
•	We simplify the complex workflows required for the Web-based streaming of news, sports, music and other video content to computers and mobile devices
•	We empower broadcasters, businesses and governments to repurpose their content, reach new markets, and expand their audiences
•	We provide the highly reliable technology required to deliver the multi-platform experiences driving today’s digital media market
ViewCast has an expanded global business presence with a complete portfolio of solutions that encompass live and on-demand video encoding, digital asset management and delivery solutions.
ViewCast Advantage
We believe we provide the following advantages:
•	Proprietary designs and proven performance,
•	Patent-pending technologies,
•	Third-party integration capabilities,
•	Established relationships with other industry leaders,
•	Broad portfolio of solutions:
•	Capture Cards, Appliances, Software,
•	Strong brand and product awareness:
•	Osprey Cards, Niagara Encoders, ViewCast Media Platform software,
•	Solutions for multiple markets, and multiple applications,
•	Global presence, and
•	Reputation for reliable, advanced technology and design:
•	Controlled engineering & manufacturing process.
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

ViewCast Products and Services
The ViewCast solutions family includes:
•	Osprey Video® line of capture cards,
•	Niagara® line of video encoding systems and related SimulStream® and Niagara SCX® software,
•	ViewCast Media Platform (VMp) DAM software suite including ViewCast Media Production,
•	Professional services and support, and
•	Other complementary products and technologies from leading providers.
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
•	Designed for video acquisition/capture/streaming

•	Award-winning capture cards for streaming from the first card for Web streaming to professional-quality cards for Internet TV:
•	Analog /Digital Audio & Video
•	Standard & High Definition
•	PCI & PCI Express
•	Composite, Component & SDI Video, Y/C, S-Video
•	Balanced & Unbalanced Audio
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
•	Complete systems designed for live video streaming:
•	Acquire, transform, and deliver video content to IP and mobile networks
•	Dedicated, embedded operating systems, optimized for video encoding
•	Features Niagara SCX® and SimulStream® software technology:
•	Stream a single video source in multiple formats, bitrates and resolutions — simultaneously
•	Configure & control encoding into multiple formats over the network through an easy-to-use Web interface allowing scalability and remote access
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
The available modules — VMp Live, VMp Portal and VMp Production — include comprehensive support for live video sources and events as well as archived or on-demand content. The VMp modules, as well as third-party applications, can access this functionality through a robust Web services application programming interface (API).
•	Comprehensive File Management
•	Unlike other digital management solutions — the VMp software manages dozens of audio and video formats, hundreds of image formats, Microsoft® Office docs and Adobe® PDF files.
•	Full-featured solution supports the needs of large enterprises, while remaining flexible and affordable to serve the needs of small to medium businesses.
•	Complete Life Cycle Management
•	From ingest to delivery — the VMp software enables and automates content production; manages distribution and publishing; controls access and usage of content; significantly reduce costs.
•	Includes live event management, which allows scheduling, recording and delivery of live video from encoder and video sources on the network.

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
Marketing and Sales
ViewCast serves a variety of markets including:
•	Broadcasters and Narrowcasters,
•	Federal, State, and Local Government,
•	Small, Medium, and Large Enterprises,
•	Mobile and Wireline Carriers,
•	Education and Training,
•	Retail and Consumer Package Goods,
•	Content Delivery Networks,
•	Digital Signage Integrators,
•	Other industry verticals such as advertising, medical and insurance.
ViewCast brings market synergies and customer advantages by providing comprehensive, robust and proven digital media solutions built on leading-edge technologies. ViewCast has expanded its scope and capabilities while broadening its market and bringing a comprehensive, integrated solution to our customer base, ss highlighted below,
•	Osprey and Niagara — best-in-class live encoding solutions for:
•	Industry leading brands, proven solutions, Microsoft & Adobe partners and significant customers
•	ViewCast Media Platform (VMp) — best-in-class media management solutions for:
•	Strong industry brand, robust and proven solutions, IBM partner and significant customers
•	VMp customers have access to a high-quality content ingest solution using Niagara encoders:
•	Integrated control via the VMp software modules
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
1.	Election of directors for one-year terms.

		Number of	Number of
	Number of	Votes Against	Votes	Broker
Nominees	Votes For	or Withheld	Abstaining	Non-Votes
George C. Platt	40,794,760	1,144,332		4,473,798
David T. Stoner	40,794,960	1,144,132		4,473,798
Joseph Autem	40,822,246	1,116,846		4,473,798
Sherel Horsley	40,822,346	1,116,746		4,473,798
David W. Brandenburg	40,822,246	1,116,846		4,473,798
John Slocum, Jr.	40,822,246	1,116,846		4,473,798
2.	Approval of an amendment to ViewCast’s 2005 Incentive Stock Plan increasing the number of shares of common stock available for award from 3,000,000 to 6,000,000.

Number of Votes	Number of Votes	Number of Votes	Broker
For	Against	Abstaining	Non-Votes
25,015,197	2,412,666	2,479	18,982,548
3.	Ratification of BKD, LLP as ViewCast’s independent registered public accounting firm for the fiscal year 2009.

Number of Votes	Number of Votes	Number of Votes
For	Against	Abstaining	Broker Non-Votes
41,031,706	895,183	12,203	4,473,798

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

•
Purchase Accounting, Goodwill and Intangible Assets — We use the purchase method of accounting for our business acquisitions, accordingly, the statement of operation include the results of acquired businesses since the date of acquisition. The assets acquired and liabilities assumed are recorded at their estimated fair value as determined by management and supported by an independent third-party valuation.

•
Goodwill Arising from the Acquisitions of Business — We record goodwill arising from the acquisition of a business as the excess of the purchase price over the estimated fair value of the net assets of the business acquired. In accordance with FASB ASC 350, “Intangibles — Goodwill and Other,” we are required to test goodwill for impairment annually or more frequently if circumstances indicate potential impairment. Consistent with this standard, we will review goodwill, as well as other intangible assets and long-term assets, for impairment annually or more frequently as warranted, and if circumstances indicate that the recorded value of any such other asset is impaired, such asset is written down to its new, lower fair value. If any item of goodwill or such other asset is determined to be impaired, an impairment loss would be recognized equal to the amount by which the recorded value exceeds the estimated fair market value.

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
At December 31, 2009, ViewCast had working capital of $2,056,216 and cash and cash equivalents of $368,151. ViewCast expects to obtain additional working capital by increasing sales, maintaining reduced operating expenses, borrowing under its loan facilities and through other initiatives that may include raising additional equity. We believe that our sales volume has begun recovery during the fourth quarter of 2009 and expect that trend to continue for the rest of 2010 year. We can now see evidence of increases in sales of all product lines taking hold where we have seen a greater than 30% increase in booked orders received in the first quarter of 2010 vs. the fourth quarter of 2009. ViewCast utilizes significant capital to design, develop and commercialize its products and intends to fund its operating activities and sales growth during the next twelve months by utilizing existing cash, cash contributed from operations and its available working capital lines of credit. ViewCast anticipates it may require additional working capital during 2010 to support the expansion of sales channels and market distribution, to develop and introduce new products and services, to enhance existing product offerings, to address unanticipated competitive threats or technical problems, to transition adverse economic conditions, to service its debt and for potential acquisition transactions.
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

Operating Leases
The following table summarizes ViewCast’s operating leases with definitive payment terms that will require cash outlays in the future. These future cash payment amounts are as of December 31, 2009:

Contractual Obligations	(In thousands)
and Commitments:	2010	2011	2012	2013	Thereafter	Total
Operating leases	$370	$274	$239	$243	$1,934	$3,060

	$370	$274	$239	$243	$1,934	$3,060

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

Item 8. Financial Statements
ViewCast.com, Inc. and Subsidiaries
Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm
To the Board of Directors
ViewCast.com, Inc.
We have audited the accompanying consolidated balance sheet of ViewCast.com, Inc. and subsidiaries (the “Company”) as of December 31, 2009 and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the year then ended. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.
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
/s/ KBA Group LLP
Dallas, Texas
March 31, 2009

VIEWCAST.COM, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2008	2009
ASSETS
Current assets:
Cash and cash equivalents	$1,579,683	$368,151
Accounts receivable, less allowance for doubtful accounts of $82,317 and $69,767 at December 31, 2008 and 2009, respectively	2,654,217	1,208,929
Inventories, net	2,824,236	2,283,348
Prepaid expenses	352,089	208,804

Total current assets	7,410,225	4,069,232

Property and equipment, net	772,290	575,032
Goodwill	—	620,002
Intangible assets, net	423,028	1,535,135
Deposits	48,177	48,433

Total assets	$8,653,720	$6,847,834

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$1,106,892	$730,395
Accrued expenses and other current liabilities	1,143,882	1,033,167
Stockholder accrued interest	169,846	—
Line of credit	—	92,321
Current maturities of long-term debt and stockholder notes payable	159,032	157,133

Total current liabilities	2,579,652	2,013,016

Long-term debt, less current maturities	38,172	46,698
Stockholder notes payable, less current maturities	5,012,827	5,012,827

Total liabilities	7,630,651	7,072,541

Commitments and contingencies

Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value, authorized 5,000,000 shares:
Series B convertible — issued and outstanding shares — 800,000 — liquidation value of $16 per share as of December 31, 2008 and 2009	80	80
Series C convertible — issued and outstanding shares — 200,000 — liquidation value of $31 and $32 per share as of December 31, 2008 and 2009, respectively	20	20
Series E convertible — issued and outstanding shares — 80,000 — liquidation value of $104 and $105 per share as of December 31, 2008 and 2009 respectively	8	8
Common stock, $.0001 par value, authorized 100,000,000 shares; issued shares — 32,419,886 and 36,126,306 at December 31, 2008 and 2009, respectively	3,242	3,613
Additional paid-in capital	70,153,562	71,705,762
Accumulated deficit	(69,121,937)	(71,922,284)
Treasury stock, 261,497 shares at cost	(11,906)	(11,906)

Total stockholders’ equity (deficit)	1,023,069	(224,707)

Total liabilities and stockholders’ equity (deficit)	$8,653,720	$6,847,834

The accompanying notes are an integral part of these consolidated statements.

VIEWCAST.COM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2008	2009

Net sales	$17,362,212	$13,905,860

Cost of sales	5,434,289	5,123,186

Gross profit	11,927,923	8,782,674

Operating expenses:
Selling, general and administrative	7,819,216	7,624,962
Research and development	2,936,054	3,032,215
Depreciation and amortization	479,456	789,428

Total operating expenses	11,234,726	11,446,605

Operating income (loss)	693,197	(2,663,931)

Other income (expense):
Interest expense (including $172,526 and $154,426 of expense to related parties)	(183,497)	(162,831)
Interest income	32,805	4,666
Other	—	3,975

Total other expense, net	(150,692)	(154,190)

Net income (loss) before income taxes	542,505	(2,818,121)

Income tax income benefit (expense)	(11,400)	17,774

NET INCOME (LOSS)	$531,105	$(2,800,347)

Preferred stock dividends	(820,029)	(820,000)

Net loss applicable to common stockholders	$(288,924)	$(3,620,347)

Net loss per share
Basic	$(0.01)	$(0.10)

Diluted	$(0.01)	$(0.10)

Weighted average number of common shares outstanding
Basic	32,110,458	35,171,107

Diluted	32,110,458	35,171,107

The accompanying notes are an integral part of these consolidated statements.

VIEWCAST.COM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
YEARS ENDED DECEMBER 31, 2008 AND 2009

	Series B		Series C		Series E
	Convertible		Convertible		Convertible				Additional			Total
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated	Treasury	Stockholders’
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Shares	Par Value	Capital	Deficit	Stock	Equity (Deficit)

Balances, December 31, 2007	800,000	$80	200,000	$20	80,000	$8	32,341,753	$3,234	$69,990,960	$(69,653,042)	$(11,906)	$329,354

Stock based compensation expense	—	—	—	—	—	—	—	—	138,491	—	—	138,491

Employee stock purchase plan issuance	—	—	—	—	—	—	50,397	5	17,231	—	—	17,236

Exercise of stock options	—	—	—	—	—	—	19,165	2	3,881	—	—	3,883

Employee stock issuance for services	—	—	—	—	—	—	8,571.00	1	2,999	0	—	3,000

Net income	—	—	—	—	—	—	—	—	—	531,105	—	531,105

Balances, December 31, 2008	800,000	80	200,000	20	80,000	8	32,419,886	3,242	70,153,562	(69,121,937)	(11,906)	1,023,069

Stock based compensation expense	—	—	—	—	—	—	—	—	195,280	—	—	195,280

Employee stock purchase plan issuance	—	—	—	—	—	—	55,106	6	14,435	—	—	14,441

Exercise of stock options	—	—	—	—	—	—	10,000	1	2,849	—	—	2,850

Exercise of warrants	—	—	—	—	—	—	2,500,000	250	939,750	—	—	940,000

Stock issuance for acquisition							1,141,314	114	399,886			400,000

Net loss	—	—	—	—	—	—	—	—	—	(2,800,347)	—	(2,800,347)

Balances, December 31, 2009	800,000	$80	200,000	$20	80,000	$8	36,126,306	$3,613	$71,705,762	$(71,922,284)	$(11,906)	$(224,707)

The accompanying notes are an integral part of these consolidated statements.

VIEWCAST.COM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2008	2009
Operating activities:
Net income (loss)	$531,105	$(2,800,347)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Bad debt expense (gain)	57,912	(175)
Depreciation of property and equipment	350,795	446,729
Amortization of intangible assets	128,661	342,699
Warranty reserve	137,126	44,808
Stock based compensation expense	138,491	195,280
Common stock issued to employee for services	3,000	—
Loss on disposition of property and equipment	—	973
Changes in operating assets and liabilities: (net of effect of acquisition)
Accounts receivable	(450,996)	1,606,223
Inventories	(457,036)	540,888
Prepaid expenses	(108,475)	143,700
Deposits	(2,611)	(256)
Accounts payable	650,251	(376,497)
Accrued expenses and other current liabilities	78,899	(454,861)
Stockholder accrued interest	(23,148)	(169,846)

Net cash provided by (used in) operating activities	1,033,974	(480,682)

Investing activities:
Capitalized software development costs	(228,322)	(520,806)
Purchase of property and equipment	(353,310)	(195,458)
Cash paid for acquisition	—	(1,031,422)

Net cash used in investing activities	(581,632)	(1,747,686)

Financing activities:
Proceeds from sale of common stock	17,236	14,441
Proceeds from exercise of employee stock options	3,883	2,850
Net proceeds from exercise of warrants	—	940,000
Proceeds from line of credit	—	92,321
Repayments of long-term debt	(29,194)	(32,776)

Net cash provided by (used in) financing activities	(8,075)	1,016,836

Net increase (decrease) in cash and cash equivalents	444,267	(1,211,532)

Cash and cash equivalents, beginning of period	1,135,416	1,579,683

Cash and cash equivalents, end of period	$1,579,683	$368,151

Supplemental cash flow information:
Cash paid for interest	$206,645	$332,677
Cash paid for income taxes	$34,115	$1,085

Non-cash items:
Stock issued for acquisition	$—	$400,000
Liabilities assumed in acquisition	$—	$299,338
Acquisition of property and equipment under capital leases	$48,362	$39,403
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

ViewCast.com, Inc.
Notes to the Consolidated Financial Statements — Continued
Legal fees and similar capitalizable costs relating to patents, copyrights, and trademarks are capitalized as appropriate. Patent costs are generally amortized on a straight-line basis over 17 years.
Intangible assets consist of the following:

	December 31, 2008		December 31, 2009
	Gross carrying	Accumulated	Gross carrying	Accumulated
	amount	amortization	amount	amortization
Customer Lists	$—	$—	$60,000	$9,581
Non-Compete agreements	—	—	24,000	6,387
Capitalized Software Costs	1,385,215	1,049,412	2,733,950	1,369,532
Patents	102,594	15,369	124,665	21,980

	$1,487,809	$1,064,781	$2,942,615	$1,407,480

The estimated aggregate amortization expense for the succeeding years are as follows:

2010	$434,337
2011	369,969
2012	246,957
2013	140,762
2014	131,180
Thereafter	211,929

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

ViewCast.com, Inc.
Notes to the Consolidated Financial Statements — Continued
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

	Year Ended December 31,
	2008	2009

Net loss applicable to common stockholders — numerator for basic and diluted earnings per share	$(288,924)	$(3,620,347)

Weighted — average common shares outstanding — denominator for basic earnings per share	32,110,458	35,171,107

Net loss per share:
Basic	$(0.01)	$(0.10)

Diluted	$(0.01)	$(0.10)

The following table sets forth the anti-dilutive securities excluded from diluted earnings per share:

Anti-dilutive securities excluded from diluted earnings per share:
Stock options	3,776,368	4,554,881
Public and private warrants	2,500,000	2,500,000
Convertible preferred stock — Series B	2,206,896	2,206,896
Convertible preferred stock — Series C	3,333,333	3,333,333
Convertible preferred stock — Series E	15,215,686	13,333,333
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

ViewCast.com, Inc.
Notes to the Consolidated Financial Statements — Continued
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
The Company uses the Black-Scholes option-pricing model (“Black-Scholes”) as its method of valuation. The fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. The fair value of share-based payment awards on the date of grant as determined by the Black-Scholes model is affected by the Company’s stock price as well as other assumptions. These assumptions include, but are not limited to the expected stock price volatility over the term of the awards and the actual and projected employee stock option exercise behaviors. The weighted-average estimated value of employee stock options granted during the year ended December 31, 2008 and 2009 was estimated using the Black-Scholes model with the following weighted-average assumptions:

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

ViewCast.com, Inc.
Notes to the Consolidated Financial Statements — Continued
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

ViewCast.com, Inc.
Notes to the Consolidated Financial Statements — Continued
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
Long-term debt consists of the following:

	December 31, 2008	December 31, 2009
Aggregate of the Outstanding Principal (“Primary Principal Amount”)	$1,250,000	$1,250,000
Accrued and Outstanding Interest (“Secondary Principal Amount”)	3,891,361	3,891,361
Other debt	68,670	75,297

Total long-term debt	5,210,031	5,216,658
Less current maturities	(159,032)	(157,133)

Total long-term debt less current maturities	$5,050,999	$5,059,525

ViewCast.com, Inc.
Notes to the Consolidated Financial Statements — Continued
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
The components of the Company’s net deferred taxes are as follows:

	Year ended December 31,
	2008	2009
Deferred tax assets (liability):
Net operating loss carryforwards	$25,712,000	$26,675,000
Deferred revenue	51,000	130,000
Goodwill and other intangibles	—	10,000
Accrued liabilities	365,000	338,000
Property and equipment	(24,000)	36,000
Software development costs	138,000	67,000

Total deferred tax assets	26,242,000	27,256,000
Less: valuation allowance	(26,242,000)	(27,256,000)

Net deferred taxes	$—	$—

The reconciliation between the income tax expense (benefit) calculated by applying statutory rates to net income (loss) and the income tax expense (benefit) reported in the accompanying consolidated financial statements is as follows:

	Year ended December 31,
	2008	2009

U.S. federal statutory rate applied to pretax income	$184,000	$(1,032,000)
Change in valuation allowance	(209,000)	1,014,000
Other	36,000	—

	$11,000	$(18,000)

At December 31, 2009 the Company has federal income tax net operating loss carryforwards of approximately $73,000,000, which expire at various dates beginning in 2010. The Company is subject to limitations existing under Internal Revenue Code Section 382 (Change of Control) relating to the availability of the operating loss carryforward.

ViewCast.com, Inc.
Notes to the Consolidated Financial Statements — Continued
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
Common Stock
During 2008 and 2009, the Company received $3,883 and $2,850 in proceeds from the exercise of 19,165 and 10,000 of its outstanding employee stock options, with a weighted-average exercise price of approximately $0.20 and $0.29 per share, respectively. During 2008 and 2009, the Company received $17,236 and $14,441 in proceeds from the purchase of 50,397 and 55,106 shares of the Common Stock by employees through the 2005 Employee Stock Purchase Plan. On March 19, 2009, the Company issued 1,141,314 shares based on the weighted average closing price of the Company’s common stock for the ten trading days immediately prior to the closing of the transaction of Ancept acquisition, which was $0.35.
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

ViewCast.com, Inc.
Notes to the Consolidated Financial Statements — Continued
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
Following is a summary of stock option activity from January 1, 2008 through December 31, 2009:

	Stock Options
			Weighted-
			Average
	Number	Price Per	Exercise Price
	of Shares	Share	Per Share
Outstanding at January 1, 2008	2,660,850	$0.20 – $7.14	$1.99

Granted	1,812,500	0.30 – 0.48	0.37
Exercised	(19,165)	0.20 – 0.22	0.20
Canceled/forfeited	(388,250)	0.22 – 3.56	0.60

Outstanding at December 31, 2008	4,065,935	$0.20 – $7.14	$1.42

Granted	1,587,500	0.33 – 0.33	0.33
Exercised	(10,000)	0.29 – 0.29	0.29
Canceled/forfeited	(1,480,972)	0.29 – 7.14	2.78

Outstanding at December 31, 2009	4,162,463	$0.20 – $3.52	$0.52

The weighted-average grant-date fair value of options granted was $0.20 and $0.29 for the years ended December 31, 2008 and 2009, respectively.
The following information applies to options outstanding at December 31, 2009:

		Weighted-
		Average	Weighted-		Weighted-
Range of	Outstanding at	Remaining	Average	Exercisable at	Average
Exercise	December 31,	Contractual	Exercise	December 31,	Exercise
Prices	2009	Life	Price	2009	Price
$0.01 – 1.00	3,547,913	5.1	$0.38	2,161,153	$0.40
1.01 – 2.00	532,050	1.2	1.12	532,050	1.12
2.01 – 3.00	80,000	0.6	2.50	80,000	2.50
3.01 – 4.00	2,500	0.5	3.52	2,500	3.52

	4,162,463	4.5	$0.52	2,775,703	$0.60

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
Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The names of the Directors and certain other information about them as of March 31, 2010 are set forth below. Each holds office until the 2010 Annual Meeting of Shareholders or until his successor is duly elected and qualified.

Name	Age	Director Since	Office Held with Company

George C. Platt	69	1999	Chairman of the Board

David T. Stoner	53	2008	President and Chief Executive Officer

Joseph Autem	52	1999	Director

Sherel D. Horsley	67	2006	Director

John W. Slocum, Jr.	69	2006	Director

David W. Brandenburg	65	2008	Director
George C. Platt has served as a director since September 1999 and currently serves as Chairman of the Board. Mr. Platt joined ViewCast as Chief Executive Officer and President in September 1999. In October 2005, he relinquished the role of President, and he retired from the position of Chief Executive Officer in July 2008. Mr. Platt is a former member of the Board of Directors of Intervoice, a publicly held company acquired by Convergys in the fall of 2008. From 1991 through 1999, Mr. Platt was employed by Intecom, Inc., a Dallas-based provider of multimedia telecommunications products and services, holding the positions of Chief Executive Officer and President. Prior to his employment with Intecom, Inc., Mr. Platt was the President of SRX, an entrepreneurial startup company. Before that, he was a Group Vice President (Business Communications Group) at Rolm Corporation until its acquisition by International Business Machines Corporation, or IBM, and prior to his employment at Rolm Corporation, Xerox employed him for fifteen years, where he attained the position of Operations Manager, Southeast Region. Mr. Platt holds an M.B.A. from the University of Chicago and a B.S. degree from Northwestern University.
David T. Stoner has served as a director since May 2008 and moved to his current position as President and Chief Executive Officer in August 2008. Mr. Stoner joined ViewCast as Vice President of Operations in August 1996 and became President and Chief Operating Officer in October 2005. From August 1994 to August 1996, Mr. Stoner was Vice President of Engineering for the Connectworks Division of Connectware, Inc., a wholly owned subsidiary of AMP, Inc. From July 1986 to August 1994, Mr. Stoner was employed by Visual Information Technologies, Inc. (“VITec”), a manufacturer of video, imaging, and graphics products, which was purchased by Connectware, Inc. At VITec, Mr. Stoner was responsible for the development of hardware and software products, and served in various positions including Vice President of Engineering. From January 1979 to July 1986, Mr. Stoner served in various engineering positions at Texas Instruments, Inc. Mr. Stoner received his B.S. degree in Electrical Engineering from the University of Kansas.
Joseph Autem has served as a director since January 1999. He currently serves as a Managing Director of CFO Partners since October 2009. Additionally, he is the general partner of Autem, L.L.C., an investment company formed in May 1999. Previously Mr. Autem was a Director of Broadcast.com, Inc. from September 1996 through August 1999 and has served in various consulting capacities from July 1998 to the present, including a prior role as the President and a Director of Paralegals Plus, Inc. which filed for bankruptcy in November 2008. Mr. Autem holds a B.S. in Accounting from Pittsburg State University.
Sherel D. Horsley has been a director since June 2006. He is retired from Texas Instruments, Inc. where he performed 35 years of service covering a variety of marketing and business development leadership roles, including field marketing assignments. His last position at TI was Senior Vice President and product manager of Digital Imaging, where he was responsible for product development, sales and marketing for all products based on TI’s Digital Light Processing Technology. Mr. Horsley was vice chairman of the Electronic Industries Alliance (EIA) and a member of the EIA Board of Governors and Executive Committee. He was also a past board member of the Consumer Electronics Association. During his career, Mr. Horsley received recognition for his work on numerous projects, and led a team that won the prestigious Malcolm Baldrige National Quality Award in 1992.

John W. Slocum, Jr. has served as director since June 2006. Professor Slocum holds the title of Professor Emeritus in the Cox School of Business, Southern Methodist University in Dallas, Texas. Professor Slocum has taught on the faculties of the University of Washington, Pennsylvania State University, Ohio State University, the International University of Japan, and the Tuck School at Dartmouth College. He is the author of 28 books and currently serves as the co-editor of the Journal of World Business, Organizational Dynamics, and Journal of Leadership and Organizational Studies. Professor Slocum has also served as a management consultant to organizations such as ARAMARK, Lockheed Martin, Celanese, Prudential Bache Indonesia, among others. He is on the executive development staff of programs for the Governors of Oklahoma and Texas, SMU, and the University of North Texas Health Sciences, among others. Professor Slocum is currently on the board of advisors for Kisco Senior Living of Carlsbad, California.
David W. Brandenburg has served as director since December 2008. Mr. Brandenburg is a former Chairman and Vice Chairman of the Board of Directors, Chief Executive Officer and President of Intervoice, a publicly held company acquired by Convergys in the fall of 2008. Intervoice developed and delivered enhanced services platforms to cellular service providers that enabled them to provide voice, text and video messaging and other enhanced services to their customers. Intervoice also provided Interactive Voice Response systems to Fortune 1000 and other companies. Mr. Brandenburg first joined Intervoice in 1990 as Chief Operating Officer after having served as a director since 1989. He was promoted to President of Intervoice in 1991 where he served until December 1994 when he relinquished his position of President and assumed the position of Vice Chairman of the Board until May 1995. He re-joined Intervoice as Chief Executive Officer in June 2000 and also served as Chairman of the Board from December 2000 until his retirement in November 2004. In June of 2007, Mr. Brandenburg re-joined the Intervoice Board of Directors as Chairman. He served in this position until the company was acquired by Convergys in September 2008. Mr. Brandenburg also served as President and Chief Executive Officer of AnswerSoft, Inc. a global provider of call center software automation solutions from November 1997 to May 1998, at which time it completed a merger with Davox Corporation. Davox subsequently changed its name to Concerto Software, Inc. and, following a merger with Aspect Communications Corp., is now part of Aspect Software, Inc., a privately-held company. Mr. Brandenburg’s current principal occupation is serving as a private, self-employed investor and philanthropist. He is Chairman and Chief Executive Officer of the Brandenburg Life Foundation, a 501(c)(3) charitable foundation which he founded with his wife in 1996. Mr. Brandenburg received a BSEE from the University of Michigan and a MSEE from Southern Methodist University.
There are no family relationships among the directors, executive officers, or other significant employees of ViewCast.
Executive Officers
The following table contains information as of March 31, 2010 as to the executive officers of ViewCast. Each holds the offices to serve until the next regular meeting of the Board of Directors to be held immediately following the 2010 Annual Meeting of Shareholders or until their successors are chosen and qualified by the Board of Directors.

Name	Age	Office Held with Company

David T. Stoner	53	President and Chief Operating Officer

Laurie L. Latham	53	Chief Financial Officer and Senior Vice President of Finance and Administration

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
Meetings of the Board of Directors and Committees
Meetings. The Board of Directors held a total of six meetings during ViewCast’s fiscal year ended December 31, 2009. Each Director attended in person or telephonically at least 75% of the meetings held by the Board of Directors and all committees thereof on which he served.
It is our policy that all directors and nominees should attend the annual meeting of shareholders. All of our directors attended the 2009 Annual Meeting.
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
Directors Brandenburg, Horsley and Slocum serve as the members of the Compensation Committee. All members of the Compensation Committee are independent directors as defined under the NASDAQ Stock Market listing standards. The Compensation Committee met one time in the 2009 fiscal year.
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
Directors Autem, Horsley and Slocum serve as the members of the Audit Committee. All members of the committee are independent directors as defined under the NASDAQ Stock Market listing standards. The Audit Committee met four times in the 2009 fiscal year.
The Board of Directors has determined that Mr. Autem qualifies as an “Audit Committee Financial Expert” as that term is defined by applicable SEC rules, and the Board of Directors has designated him as such.
Nomination of Directors. The Board of Directors currently does not have a standing nominating committee and consequently has no nominating committee charter. The Board of Directors believes that it is appropriate under existing circumstances for the Company not to have a nominating committee because the Board is comprised of only six members, four of whom are independent as defined under the NASDAQ Stock Market listing standards. Currently, each member of the Board of Directors participates in the consideration of director nominees.

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
The Code of Conduct and Ethics is available on our website at www.viewcast.com under the “Company Investor Relations.” You may obtain a copy of the Code of Conduct and Ethics, free of charge, by sending a request in writing to Cordia Leung at the following address: Cordia Leung, ViewCast.com, Inc., 3701 W. Plano Parkway, Suite 300, Plano, TX 75075.
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
To ViewCast’s knowledge, based solely on review of the copies of such reports furnished to ViewCast, and written representations that no other reports were required during the year ended December 31, 2009, all Section 16(a) filing requirements applicable to ViewCast’s officers, directors and greater than 10% beneficial owners were complied with.
Item 11. Executive Compensation
Director Compensation
In May 1995, ViewCast adopted a 1995 Director Option Plan (the “Director Plan”) under which only outside directors were eligible to receive nonstatutory stock options. The Director Plan terminated on April 21, 2005. As amended and approved by shareholder vote during 2002, a total of 500,000 shares of Common Stock were authorized for issuance under the Director Plan. As of March 31, 2010, options to purchase an aggregate of 50,000 shares at exercise prices ranging from $0.26 to $2.50 per share had been granted and were outstanding under the Director Plan.

The exercise price of each option granted under the Director Plan is equal to the fair market value of the Common Stock on the date of grant. Each share grant vests at the rate of 25% of the option shares upon the first anniversary of the date of grant and one forty-eighth of the options shares per month thereafter, unless terminated sooner upon termination of the optionee’s status as a director or otherwise pursuant to the Director Plan. On December 22, 2005, the Board of Directors of ViewCast approved accelerating the vesting of “out-of-the-money” unvested options previously awarded to employees, officers and directors under ViewCast’s stock option plans with an exercise price greater than $0.30 per share. The numbers of “out-of-the-money” unvested options under the Director Plan that were accelerated in 2005 and were held by directors as of March 31, 2010 are as follows: Joseph Autem — 14,376 options. In the event of a merger of ViewCast with or into another corporation or a consolidation, acquisition of assets or other change in control transaction involving ViewCast, each option becomes exercisable unless assumed or an equivalent option substituted by the successor corporation.
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

The exercise price of each option granted to an independent director under the 2005 Plan is equal to the fair market value of the Common Stock on the date of grant. As of March 31, 2010, options to purchase an aggregate of 308,335 shares at an exercise price ranging from $0.20 to $0.475 per share had been granted to independent directors and were outstanding under the 2005 Plan and 16,665 options previously granted have been exercised at an exercise price of $0.20 per share.
The following table sets forth information regarding compensation earned by the non-employee directors of ViewCast.com, Inc. during the last fiscal year ending December 31, 2009.
Director Compensation Table

	Fees Earned or Paid	Option Awards
Name	in Cash ($) (1)	($) (2)	Total ($)
Joseph Autem	13,225	9,309	22,534
David Brandenburg	13,225	13,390	26,615
Sherel D Horsley	13,000	8,474	21,474
John W Slocum, Jr.	13,900	8,474	22,374

(1)	Includes meeting fees earned during the fiscal year, whether such fees were paid currently or deferred.

(2)
Represents the compensation cost recognized for the fiscal year for options to purchase shares of ViewCast.com, Inc. Common Stock outstanding to the director, regardless of the year in which granted and calculated in accordance with FAS 123R for financial statement purposes. For more information concerning the assumptions used for these calculations, please refer to the discussion under the section titled “Stock-Based Compensation” in Note 2 to the audited financial statements contained in our Form 10-K/A for the year ended December 31, 2009.

Summary Compensation Table
The table below set forth for 2008 and 2009 the compensation of each of our named executive officers.
SUMMARY COMPENSATION TABLE

					Non-Equity
				Option	Incentive Plan		All other
		Salary (1)	Bonus (1)	Awards (2)	Compensation		Compensation (3)	Total
Name and Principal Positions	Year	$	$	$	$		$	$

George Platt, Chairman (4)	2009	60,667	—	57,347	—		—	118,014
	2008	100,000	—	7,421	—		—	107,421

David Stoner, CEO and President (4)	2009	200,667	—	26,843	—		—	227,510
	2008	193,667	—	21,867	72,823	(6)	—	288,357

Laurie Latham, CFO and Sr. VP Finance and Administration	2009	172,667	—	21,278	—		—	193,945
	2008	174,500	—	21,269	67,058	(6)	—	262,827

Gary Klembara, Sr. VP Sales (5)	2009	150,690	—	—	14,250	(7)	—	164,940
	2008	167,500	10,000	11,665	18,750	(7)	—	207,915

(1)
The figures shown for salary and bonus represent amounts earned for the fiscal year, whether or not actually paid during such year, and include amounts deferred pursuant non-incentive deferred compensation plans.

(2)
Represents the compensation cost recognized for the fiscal 2008 and 2009 for options to purchase shares of ViewCast.com, Inc. common stock outstanding to the named executive officer, regardless of the year in which granted and calculated in accordance with FAS 123R for financial statement purposes. For more information concerning the assumptions used for these calculations, please refer to the discussion under the caption Stock-Based Compensation in the Management’s Discussion and Analysis and footnotes to the audited financial statements, included in this 2009 Annual Report.

(3)
The named executive officers participate in certain group life, health, disability insurance and medical reimbursement plans, not disclosed in the Summary Compensation Table, that are generally available to salaries employees and do not discriminate in scope, terms and operation.

(4)	Mr. Platt retired from the position of Chief Executive Officer on July 31, 2008. As a result, Mr. Stoner was appointed Chief Executive Officer.

(5)	Mr. Klembara’s employment with the Company ended in November 2009.

(6)
Represents amounts earned for services rendered during the fiscal year under our CEO’s and CFO’s Compensation Plan, whether or not actually paid during such fiscal year. Incentive was earned quarterly and annually if achievement of 100% or greater of the profit target was accomplished for such quarterly or annual reporting period.

(7)
Represents amounts earned for services rendered during the fiscal year under our Sr. VP of Sales and Business Compensation Plan, whether or not actually paid during such fiscal year. Incentive was earned (i) in 2009 based on achievement of 80% or better of the cumulative quota for sales at the end of each quarter through December 2009 and (ii) in 2008 based on achievement of 90% or better of the cumulative quota for sales at the end of each quarter through December 2008.

Stock Awards and Stock Option Grants Outstanding
The following tables set forth information regarding stock awards and similar equity compensation outstanding at December 31, 2009, whether granted in 2009 or earlier, including awards that have been transferred other than for value.
OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE

	Option Awards
			Equity Incentive
			Plan Awards:
	Number of	Number of	Number of
	Securities	Securities	Securities
	Underlying	Underlying	Underlying
	Unexercised	Unexercised	Unexercised	Option	Option
	Options (#)	Options (#)	Unearned	Exercise	Expiration
Name	Exercisable	Unexercisable	Options (#)	Price ($)	Date	Vesting Schedule
George Platt	50,000			2.5000	8/4/2010	Fully vested on December 31, 2006
	200,000			1.0940	2/28/2011	Fully vested on December 31, 2006
	70,000			0.4850	7/3/2012	Fully vested on December 31, 2006
	70,000			0.2850	4/19/2015	Fully vested on December 31, 2006
	12,500			0.4200	7/10/2014	Fully vested on July 10, 2008
	30,556	19,444		0.4800	2/8/2015	1/3 will vest on 2/8/09; with 1/36th each month thereafter
	33,333	16,667		0.4800	2/8/2015	15/36 will vest on 3/31/2009; with 1/36th each month thereafter
	30,000			0.4800	11/11/2015	Fully vested on 11/11/2009
		200,000		0.3300	4/15/2016	Vests on 4/15/2010

David T. Stoner	10,000			2.5000	8/4/2010	Fully vested on December 31, 2006
	100,000			1.0940	2/28/2011	Fully vested on December 31, 2006
	60,000			0.4850	7/3/2012	Fully vested on December 31, 2006
	50,000			0.2850	4/19/2015	Fully vested on December 31, 2006
	62,500			0.4200	7/10/2014	Fully vested on July 10, 2008
	45,833	29,167		0.4800	2/8/2015	1/3 will vest on 2/8/09; with 1/36th each month thereafter
	125,000	62,500		0.4800	2/8/2015	15/36 will vest on 3/31/2009; with 1/36th each month thereafter
		200,000		0.3300	4/15/2016	12/36 will vest on 4/14/2010; with 1/36th each month thereafter

Laurie L. Latham	10,000			2.5000	8/4/2010	Fully vested on December 31, 2006
	100,000			1.0940	2/28/2011	Fully vested on December 31, 2006
	60,000			0.4850	7/3/2012	Fully vested on December 31, 2006
	50,000			0.2850	4/19/2015	Fully vested on December 31, 2006
	62,500			0.4200	7/10/2014	Fully vested on July 10, 2008
	38,194	24,306		0.4800	2/8/2015	1/3 will vest on 2/8/09; with 1/36th each month thereafter
	125,000	62,500		0.4800	2/8/2015	15/36 will vest on 3/31/2009; with 1/36th each month thereafter
		125,000		0.3300	4/15/2016	12/36 will vest on 4/14/2010; with 1/36th each month thereafter
2005 Stock Incentive Plan
In October 2005, the Company adopted the ViewCast 2005 Stock Incentive Plan (the “2005 Plan”), which replaced its expired stock option plans (the 1995 Employee Stock Option Plan and the 1995 Director Stock Option Plan) and become the sole plan for providing equity-based incentive compensation to ViewCast’s employees, non-employee directors and other service providers. Options granted under the expired stock option plans will continue to be subject to the terms of those plans in effect before the effective date of the 2005 Plan. The plan allows for the grant of stock options, restricted stock, restricted stock units, stock appreciation rights, performance awards and other incentive awards to employees, non-employee directors and other service providers of ViewCast and its affiliates who are in a position to make a significant contribution to the success of ViewCast and its affiliates. The purposes of the plan are to attract and retain individuals, further align employee and shareholder interests, and closely link compensation with ViewCast’s performance. The Compensation Committee of the Board of Directors currently administers options outstanding under the 2005 Plan, the 1995 Plan and the Director Plan.
In October 2009, the Company adopted an amendment to the 2005 Plan to increase the number of available shares under the 2005 Plan from 3,000,000 to 6,000,000 subject to any adjustments in accordance with the previously approved 2005 Plan. As amended, the maximum number of shares available for grant under the 2005 Plan is 6,000,000 shares of Common Stock, plus any shares of Common Stock subject to outstanding awards under ViewCast’s prior stock option plans as of the date the 2005 Plan was approved by ViewCast’s stockholders that later cease to be subject to such awards for any reason other than such awards having been exercised or expired. Such shares shall, as of the date such shares cease to be subject to such awards, cease to be available for grant under the prior stock options plans, but shall be available for issuance under the 2005 Plan. The number of shares available for award under the plan is subject to adjustment for certain corporate changes in accordance with the provisions of the plan.

Employee Stock Purchase Plan
In October 2005, the Company established the ViewCast 2005 Employee Stock Purchase Plan (the “ESPP”) to provide employees of the Company with an opportunity to purchase common stock through payroll deductions. The plan replaced the Company’s 1995 employee stock purchase plan which expired in April 2005. Under the ESPP, 1,000,000 shares of Common Stock have been reserved for issuance, subject to certain antidilution adjustments. The ESPP is intended to qualify as an employee stock purchase plan within the meaning of Section 423 of the Internal Revenue Code of 1986, as amended (the “Code”).
Under the ESPP, each ESPP offering is for a period of six months ending March 31 and September 30 of each year. Eligible employees may participate in the ESPP by authorizing payroll deductions during an offering period within a percentage range determined by the Board of Directors. Initially, the amount of authorized payroll deductions is not more than ten percent of an employee’s cash compensation during an offering period, and not more than $25,000 per year. Amounts withheld from payroll are applied at the end of each offering period to purchase shares of Common Stock. Participants may withdraw their contributions at any time before stock is purchased, and in the event of withdrawal such contributions will be returned to participants. The purchase price of the Common Stock is equal to ninety-five percent (95%) of the market price of Common Stock at the end of each offering period (the “Exercise Date”). The Purchase Price may be changed by the Board of Directors or its committee but in any case shall never be lower than 85% of the fair market value of a share of Common Stock on the Exercise Date. ViewCast pays all expenses incurred in connection with the implementation and administration of the ESPP. In 2009, Ms. Latham participated in the ESPP.
Employment Agreements
On May 20, 2008, Mr. Platt announced his intent to retire from the position of Chief Executive Officer of ViewCast effective at the close of business on July 31, 2008. Following his retirement from the position of Chief Executive Officer of the Company, George C. Platt has continued as Chairman of the Board of the Company. For services rendered to ViewCast as Chairman of the Board, Mr. Platt will receive an annual salary of $65,000. Mr. Platt will receive no additional cash compensation for serving as Chairman other than reimbursement of reasonable expenses incurred in attending meetings. Mr. Platt voluntarily reduced his cash compensation below $65,000 for part of the 2009 calendar year.
Prior to July 31, 2008, we had entered into an employment agreement with Mr. Platt. His employment agreement was initially in effect through March 2001 and had been renewed annually through March 2008 with ongoing automatic one-year renewals unless ViewCast or Mr. Platt had elected in advance not to renew the agreement. The employment agreement provided (i) for annual base compensation of $240,000; (ii) that he was eligible to receive bonuses if our Board of Directors so elected; (iii) for stock options to purchase 400,000 shares of our Common Stock pursuant to the 1995 Option Plan which have all expired as of December 31, 2009; and (iv) for an eighteen (18) month non-compete period if ViewCast terminated Mr. Platt. Mr. Platt voluntarily reduced his cash compensation below $240,000 for the 2003 through 2007 calendar years.
We have entered into an employment agreement with Mr. Stoner. His employment agreement is currently in effect through August 2010 and is renewed annually with ongoing automatic one-year renewals unless ViewCast or Mr. Stoner elects in advance not to renew the agreement. The employment agreement provides (i) for annual base compensation of $215,000; (ii) for incentive compensation, at our Board of Directors’ discretion, in an amount up to 30% of base salary at 100% achievement, increasing in a linear fashion for performance in excess of 100%, with no limit, based 50% on meeting profitability goals and 50% on meeting revenue growth targets and such other criteria as determined by the Board of Directors, and (iii) for an eighteen month non-compete and non-solicitation period upon termination of Mr. Stoner. Mr. Stoner voluntarily reduced his cash compensation below $215,000 for part of the 2009 calendar year.

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
In 2009, ViewCast had provided Mr. Stoner the incentive compensation opportunities promised under his employment agreement by means of a 2009 Executive Incentive Compensation Plan. Revenue goals under this plan were $4,762,437; $5,261,705; $5,694,043 and $ 6,031,815 for the first through the fourth quarters of 2009, for a total annual goal of $21,750,000. Profit goals under this plan were $100,000; $101,468; $234,896 and $517,180 for the first through the fourth quarters of 2009, for a total annual goal of $891,133. In 2009, Mr. Stoner accrued no bonus under this plan based on attainment of these goals.
We have entered into an employment agreement with Ms. Latham. Her employment agreement is currently in effect through August 2010 and is renewed annually with ongoing automatic one-year renewals unless ViewCast or Ms. Latham elects in advance not to renew the agreement. The employment agreement provides (i) for annual base compensation of $185,000; (ii) for incentive compensation, at our Board of Directors’ discretion, in an amount up to 30% of base salary at 100% achievement, increasing in a linear fashion for performance in excess of 100%, with no limit, based 50% on meeting profitability goals and 50% on meeting revenue growth targets and such other criteria as determined by the Board of Directors, and (iii) for an eighteen month non-compete and non-solicitation period upon termination of Ms. Latham. Ms. Latham voluntarily reduced her cash compensation below $185,000 for part of the 2009 calendar year.
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
In 2009, ViewCast had provided Ms. Latham the incentive compensation opportunities promised under her employment agreement by means of a 2009 Executive Incentive Compensation Plan. Revenue and profit goals under this plan for 2009 were the same as those for Mr. Stoner’s incentive compensation plan, discussed above. In 2009, Ms. Latham accrued no bonus under this plan.
On November 12, 2009, Mr. Klembara’s employment with ViewCast ended. Prior to November 12, 2009, we had entered into an employment agreement with Mr. Klembara. The employment agreement provided (i) for annual base compensation of $175,000; (ii) for incentive compensation deemed appropriate for the position, at our Board of Directors’ discretion, which may be earned for each calendar year, and (iii) for an eighteen month non-compete and non-solicitation period upon termination of employment of Mr. Klembara. Mr. Klembara voluntarily reduced his cash compensation below $175,000 for part of the 2009 calendar year.
In 2009, ViewCast has provided Mr. Klembara the incentive compensation opportunities promised under his employment agreement by means of a Sr. Vice President, Sales Incentive Compensation Plan 2009. Under this plan, Mr. Klembara earns quarterly and cumulative commissions based on 2009 revenues, less certain expenses and charge backs. Mr. Klembara had additional incentive compensation opportunities to earn quarterly and annual bonus based on profit. The quarterly and annual goals are the same as the quarterly and annual profit and revenue goals for Mr. Stoner’s compensation plan. The cumulative revenue goal for each quarter is the sum of the revenue goal for that quarter and any prior quarters in 2009.
Mr. Klembara’s target cumulative commission for each quarter in 2009 is the sum of $18,750 for that quarter plus $18,750 for each of the prior quarters which has already occurred or $75,000 cumulative total for 2009, and he would be entitled to 60% of his cumulative commissions on reaching 80% of his cumulative revenue goal, and 100% of those commissions on reaching 100% of his cumulative revenue goal. Under the plan for exceeding 100% of the cumulative goal, Mr. Klembara would earn cumulative accelerators of 15% up to 110%, 25% over 110% to 120%, 50% over 120% to 125%, and 75% over 125% to 130%. Accelerators for achievement between these percentage points will be prorated, as will achievement beyond 130%. In 2009, Mr. Klembara accrued a commission of $14,250 under this plan.

The employment of all other ViewCast officers is “at will” and may be terminated by ViewCast or the officer at any time, for any reason or no reason.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table sets forth information as of March 31, 2010, based on information obtained from public records and our books and records regarding the persons named below, with respect to the beneficial ownership of shares of our Common Stock and Series E Preferred, respectively, by: (i) each person or a group known by us to be the owner of more than five percent (5%) of each class of our outstanding voting securities, (ii) each director, (iii) each executive officer and (iv) all officers and directors as a group. Except as otherwise indicated, each person shown in the table has voting and investment power with respect to the shares listed next to his or her name. Except as otherwise indicated, the address for each person listed in the table below is c/o ViewCast.com, Inc., 3701 W. Plano Parkway, Suite 300, Plano, TX 75075

			Percentage of			Percentage of
	Shares of Common		Outstanding	Shares of Series E		Outstanding Series E
Name and Address of	Stock Beneficially		Common Stock	Preferred Stock		Preferred Stock
Beneficial Owner	Owned		Owned (1), (2)	Beneficially Owned		Owned

H.T. ARDINGER, JR. 1990 Lakepointe Dr. Lewisville, TX 75057	27,296,659	(3)	50.75%	80,000	(11)	100%

DAVID W. BRANDENBURG	2,430,500	(4)	6.74%	—		—

GEORGE C. PLATT	860,972	(5)	2.34%	—		—

DAVID T. STONER	618,008	(6)	1.69%	—		—

LAURIE L. LATHAM	573,151	(7)	1.57%	—		—

SHEREL D. HORSLEY	91,667	(8)	*	—		—

JOSEPH AUTEM	124,867	(9)	*	—		—

JOHN W. SLOCUM, JR.	101,667	(10)	*	—		—

All executive officers and directors as a group (seven (7) persons)	4,800,832		12.59%	—		—

*	Less than one percent (1%)

(1)
A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from March 31, 2010 upon the exercise of warrants or options. Each beneficial owner’s percentage ownership is determined by assuming that options or warrants that are held by such person (but not those held by any other person) and which are exercisable within 60 days from March 31, 2010 have been exercised. Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them.

(2)
Based on a total of 36,011,868 shares issued and outstanding which excludes treasury stock, plus, for each person listed, any Common Stock that person has the right to acquire within 60 days from March 31, 2010 pursuant to options, warrants, conversion privileges, etc.

(3)
Information is based on filings made with the Securities and Exchange Commission under Sections 13 or 16 of the Securities Exchange Act and includes: (i) 181,501 shares owned by Mr. Ardinger’s spouse, (ii) 5,562,687 shares owned by Ardinger Family Trust, (iii) 1,103,448 shares of Common Stock reserved for issuance upon the conversion of $4,000,000 of Series B Convertible Preferred Stock to Common Stock at $3.625 per share, (iv) 3,333,333 shares of Common Stock reserved for issuance upon the conversion of $2,000,000 of Series C Convertible Preferred Stock to Common Stock at $0.60 per share, and (v) 13,333,333 shares of Common Stock reserved for issuance upon the conversion of $8,000,000 of Series E Convertible Redeemable Preferred Stock to Common Stock at $0.60 per share owned by Ardinger Family Partnership.

(4)
Information is based on filings made with the Securities and Exchange Commission under Sections 13 or 16 of the Securities Exchange Act and includes: (i) 200,000 shares owned by Mr. Brandenburg’s spouse and (ii) the following shares issuable under the 2005 Stock Incentive Plan upon exercise of options: 50,000 shares issuable upon exercise at $0.315 per share,.

(5)
Includes the following shares issuable under the 1995 Option Plan and the 2005 Stock Incentive Plan upon exercise of options: (i) 200,000 shares issuable upon exercise at $0.33 per share, (ii) 50,000 shares issuable upon exercise at $2.50 per share, (iii) 200,000 shares issuable upon exercise at $1.094 per share, (iv) 70,000 shares issuable upon exercise at $0.485 per share, (v) 70,000 shares issuable upon exercise at $0.285 per share, (vi) 12,500 shares issuable upon exercise at $0.42 per share, and (vii) 107,778 shares issuable upon exercise at $0.48 per share.

(6)
Includes the following shares issuable under the 1995 Option Plan and the 2005 Stock Incentive Plan upon exercise of options: (i) 72,222 shares issuable upon exercise at $0.33 per share, (ii) 10,000 shares issuable upon exercise at $2.50 per share, (iii) 100,000 shares issuable upon exercise at $1.094 per share, (iv) 60,000 shares issuable upon exercise at $0.485 per share, (v) 50,000 shares issuable upon exercise at $0.285 per share, (vi) 62,500 shares issuable upon exercise at $0.42 per share, and (vii) 207,292 shares issuable upon exercise at $0.48 per share.

(7)
Includes the following shares issuable under the 1995 Option Plan and the 2005 Stock Incentive Plan upon exercise of options: (i) 45,139 shares issuable upon exercise at $0.33 per share, (ii) 10,000 shares issuable upon exercise at $2.50 per share, (iii) 100,000 shares issuable upon exercise at $1.094 per share, (iv) 60,000 shares issuable upon exercise at $0.485 per share, (v) 50,000 shares issuable upon exercise at $0.285 per share, (vi) 62,500 shares issuable upon exercise at $0.42 per share, and (vii) 197,917 shares issuable upon exercise at $0.48 per share.

(8)
Includes the following shares issuable under the 2005 Stock Incentive Plan upon exercise of options: (i) 50,000 shares issuable upon exercise at $0.20 per share, (ii) 25,000 shares issuable upon exercise at $0.42 per share and (iii) 16,667 shares issuable upon exercise at $0.475 per share.

(9)
Includes the following shares issuable under the 1995 Directors Option Plan upon exercise of options: (i) 10,000 shares issuable upon exercise at $2.50 per share, (ii) 10,000 shares issuable upon exercise at $0.755 per share, (iii) 10,000 shares issuable upon exercise at $0.26 per share, (iv) 10,000 shares issuable upon exercise at $0.615 per share, (v) 10,000 shares issuable upon exercise at $0.37 per share; includes under the 2005 Stock Incentive Plan (i) 25,000 shares issuable upon exercise at $0.39 per share, (ii) 25,000 shares issuable upon exercise at $0.42 per share and (iii) 16,667 shares issuable upon exercise at $0.475 per share.

(10)
Includes the following shares issuable under the 2005 Stock Incentive Plan upon exercise of options: (i) 33.335 shares issuable upon exercise at $0.20 per share, (ii) 25,000 shares issuable upon exercise at $0.42 per share and (ii) 16,667 shares issuable upon exercise at $0.475 per share.

(11)	All of these shares are held through the Ardinger Family Partnership, Ltd.
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
None of the executive officers of ViewCast served as a member of the board of directors or as a member of the compensation committee or similar board committee of another entity during 2009, which entity had an executive officer serving on the Board of ViewCast or its Compensation Committee. Consequently, there are no interlocking relationships that might affect the determination of the compensation of executive officers of ViewCast.

Item 14. Principal Accountant Fees and Services
Subject to ratification by the stockholders, the Board of Directors has appointed BKD, LLP as our independent registered public accounting firm for the 2010 fiscal year. During the fiscal years ended December 31, 2008 and December 31, 2009, the Company had retained KBA Group LLP and BKD, LLP, respectively, to provide audit and other services as follows:

	2008	2009
Audit (1)	$87,325	$116,275
Audit Related Fees (2)	3,150	5,000
Tax Fees (3)	21,800	20,925
All Other Fees (4)	5,000	—

TOTAL	$117,275	$142,200

(1)	Consists primarily of quarterly review and annual audit services

(2)	Consists primarily of review services for Form S-8

(3)	Consists primarily of Federal and State tax services

(4)	Consists primarily of Sarbanes-Oxley compliance services
The Audit Committee does not have a policy for the pre-approval of non-audit services to be provided by the Company’s independent registered public accounting firm. Any such services would be considered on a case-by-case basis. The Audit Committee approved the tax fees for services provided by the independent auditors in fiscal years 2008 and 2009.
Previous Independent Registered Public Accounting Firm
ViewCast.com, Inc.’s independent registered public accounting firm, KBA Group LLP, announced on June 1, 2009 that effective as of that date KBA Group, LLP had discontinued offering audit and other professional services to clients and that the partners and substantially all staff thereof had joined BKD, LLP. As a result, effective June 1, 2009, KBA Group LLP resigned as the Company’s independent registered public accounting firm.
KBA Group LLP’s reports on the Company’s consolidated financial statements as of and for the fiscal year ended December 31, 2008 and 2007 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.
During the fiscal years ended December 31, 2008 and 2007, and through June 1, 2009, there were (1) no disagreements with KBA Group LLP on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to KBA Group LLP’s satisfaction, would have caused KBA Group LLP to make reference thereto in its reports on the financial statements for such years, and (2) no “reportable events” as that term is used in Item 304 of Regulation S-K.
The Company requested KBA Group LLP to furnish it with a letter addressed to the SEC stating whether it agrees with the above statements. Such letter, agreeing with the above statements, is contained as Exhibit 16.1 to the Company’s Current Report on Form 8-K filed June 25, 2009.
Current Independent Registered Public Accounting Firm
On June 22, 2009, the Company’s Audit Committee engaged BKD, LLP as the Company’s new independent registered public accounting firm for the fiscal year ending December 31, 2009. During the Company’s two most recent fiscal years ended December 31, 2008 and 2007, and through June 21, 2009, the Company did not consult with BKD, LLP regarding any of the matters or events set forth in Item 304(a)(2) of Regulation S-K.

Item 15. Exhibits and Financial Statement Schedules.
(a) Documents filed as part of the Report:
1.	Financial Statements:
Consolidated Balance Sheets at December 31, 2008 and 2009
Consolidated Statements of Operations for the years ended December 31, 2008 and 2009
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2008 and 2009
Consolidated Statements of Cash Flows for the years ended December 31, 2008 and 2009
Notes to Consolidated Financial Statements.
2.	All other schedules are omitted because of they are not required or because the required information is given in the consolidated financial statements or notes thereto.
3.	Exhibits:
EXHIBIT INDEX

Exhibit No.	Description of Exhibit

2.1	Agreement and Plan of Merger and Reorganization (1)

2.2	Asset Purchase Agreement between ViewCast.com, Inc. and Ancept Media Server, LLC, dated March 5, 2009 (26)

2.3	First Amendment to Asset Purchase Agreement between ViewCast.com, Inc. and Ancept Media Server, LLC, dated March 13, 2009 (26)

3.1	Certificate of Incorporation (1)

3.2	Amendment to Certificate of Incorporation (1)

3.3	Restated Bylaws (4)

3.4	Certificate of Designation of Series B Convertible Preferred Stock (2)

3.5	Certificate of Designation of Series C Convertible Preferred Stock (6)

3.6	Certificate of Designation of Series D Redeemable Convertible Preferred Stock (7)

3.7	Certificate of Designation of Series E Convertible Redeemable Preferred Stock (20)

4.1	Form of Common Stock Certificate (1)

4.2	Form of Warrant Certificate (1)

4.3	Form of Warrant Agreement between ViewCast and Continental Stock Transfer & Trust Company (1)

4.4	Form of Representative’s Warrant Agreement (1)

4.5	Notice of Extension of Warrant Expiration Date and Exercise Price Adjustment (5)

4.6	Warrant Issued to Ardinger Family Partnership, LTD (20)

10.1	Form of Indemnification Agreement between ViewCast and Executive Officers and Directors (1)

10.2	Working Capital Line of Credit Loan Agreement between ViewCast and the Ardinger Family Partnership, LTD (3)

10.3	Sublease Agreement between ViewCast and Host Communications, Inc. (6)

10.4	Reserved.

10.5	Revolving Loan Agreement between MMAC Communications Corp. and Keltic Financial Partners, LP dated as of October 11, 2002 (7)

Exhibit No.	Description of Exhibit

10.6	Guarantee of Payment and Performance from ViewCast.com, Inc. to Keltic Financial Partners, LP dated as of October 11, 2002 (7)

10.7	Subordination Agreement by and among Keltic Financial Partners, LP, MMAC Communications Corp. and ViewCast.com, Inc. dated as of October 11, 2002 (7)

10.8	General Security Agreement by and between MMAC Communications Corp. and Keltic Financial Partners, LP dated as of October 11, 2002 (7)

10.9	Revolving Note by MMAC Communications Corp. in favor of Keltic Financial Partners, LP dated as of October 11, 2002 (7)

10.10	ViewCast.com, Inc. 2005 Stock Incentive Plan (14)

10.11	ViewCast.com, Inc. 2005 Employee Stock Purchase Plan (15)

10.12	Reserved.

10.13	Reserved.

10.14	Reserved.

10.15	Form of Amended and Restated Security Agreement dated October 15, 2003 between ViewCast.com, Inc. and the Ardinger Family Partnership, LTD (8)

10.16	Form of Amended and Restated Pledge Agreement dated October 15, 2003 between ViewCast.com, Inc. and the Ardinger Family Partnership, LTD (8)

10.17	Form of First Amendment to the Revolving Loan Agreement dated October 11, 2003 between Delta Computec Inc. and Keltic Financial Partners, LP (8)

10.18	Reserved.

10.19	Reserved.

10.20	Third Amendment dated as of December 10, 2004 to Revolving Loan Agreement between MMAC Communications Corp. and Keltic Financial Partners, LP dated as of October 11, 2002 (9)

10.21	Fourth Amendment dated as of January 10, 2005 to Revolving Loan Agreement between MMAC Communications Corp. and Keltic Financial Partners, LP dated as of October 11, 2002 (9)

10.22	Fifth Amendment dated as of February 15, 2005 to Revolving Loan Agreement between MMAC Communications Corp. and Keltic Financial Partners, LP dated as of October 11, 2002 (9)

10.23	Notice of Lower Temporary Conversion Price dated March 21, 2005 (10)

10.24	Letter Agreement Amending Revolving and Term Credit Facility dated March 22, 2005 (10)

10.25	Sixth Amendment, dated as if April 15, 2005, to Revolving Loan Agreement Between MMAC Communications Corp. and Keltic Financial Partners, LP dated as of October 11, 2002 (11)

10.26	Seventh Amendment, dated as if July 15, 2005, to Revolving Loan Agreement Between MMAC Communications Corp. and Keltic Financial Partners, LP dated as of October 11, 2002 (12)

10.27	Letter Agreement Amending Revolving and Term Credit Facility dated July 22, 2005 (13)

10.28	Eighth Amendment, dated as if October 11, 2005, to Revolving Loan Agreement Between MMAC Communications Corp. and Keltic Financial Partners, LP dated as of October 11, 2002 (16)

10.29	Reserved.

10.30	Office Lease Agreement between ViewCast and TR Plano Parkway Partners, L.P. (17)

10.31	Letter Agreement Amending Revolving and Term Credit Facility dated March 20, 2006 (18)

Exhibit No.	Description of Exhibit

10.32	Office Lease Agreement between ViewCast and Valwood Centreport, LP (19)

10.33	Registration Rights Agreement by and among ViewCast and Ardinger Family Partnership, Ltd. Dated as of December 11, 2006 (20)

10.34	Second Amended Loan and Security Agreement dated as of December 11, 2006 (20)

10.35	Exchange Agreement dated as of December 11, 2006 by and among ViewCast, Osprey Technologies, Inc. and Videoware, Inc. and Ardinger Family Partnership, Ltd. (20)

10.36	Employment Agreement by and between ViewCast Corporation and David T. Stoner effective as of March 1, 2007 (21)

10.37	2007 Executive Incentive Compensation Plan for David T. Stoner (21)

10.38	Employment Agreement by and between ViewCast Corporation and Laurie L. Latham effective as of March 1, 2007 (21)

10.39	2007 Executive Incentive Compensation Plan for Laurie L. Latham (21)

10.40	Purchase and Sale Agreement/Security Agreement by and among ViewCast.com, Inc., Osprey Technologies, Inc., Videoware, Inc. and Amegy Bank National Association, dated June 29, 2007 (22)

10.41	Amendment to Purchase and Sale Agreement/Security Agreement by and among ViewCast.com, Inc., Osprey Technologies, Inc., Videoware, Inc. and Amegy Bank National Association, dated June 29, 2007 (22)

10.42	Employment Agreement by and between ViewCast.com, Inc. and Gary Klembara effective September 1, 2007 (23)

10.43	First Amendment to Amended and Restated Security Agreement by and among Ardinger Family Partnership, Ltd., ViewCast.com, Inc., Osprey Technologies, Inc. and Videoware, Inc. (24)

10.44	First Amendment to Warrant to Purchase Common Stock by and between ViewCast.com, Inc. and Ardinger Family Partnership, Ltd., dated February 27, 2009. (25)

10.45	Second Amendment to Amended and Restated Security Agreement by and among Ardinger Family Partnership, Ltd., ViewCast.com, Inc., Osprey Technologies, Inc. and Videoware, Inc. (28)

10.46	Third Amendment to Amended and Restated Security Agreement by and among Ardinger Family Partnership, Ltd., ViewCast.com, Inc., Osprey Technologies, Inc. and Videoware, Inc. (29)

14.1	Code of Ethics (27)

21.1	Subsidiaries of ViewCast.com, Inc. (1)

23.1	Consent of BKD, LLP*

23.2	Consent of KBA Group LLP *

31.1	Rule 13a-14(a)/15d-14(a) Certifications *

32.1	Statement 1350 Certifications *

*	Filed herewith.

(1)	Incorporated by reference to the Registration Statement on Form SB-2 and all amendments thereto as declared effective on February 4, 1997.

(2)	Incorporated by reference to Form 8-K filed March 15, 1999.

(3)	Incorporated by reference to Form 10-KSB filed March 26, 1999.

(4)	Incorporated by reference to Form S-3 filed June 30, 2000.

(5)	Incorporated by reference to Form 8-K filed January 23, 2002.

(6)	Incorporated by reference to Form 10-K filed April 16, 2002.

(7)	Incorporated by reference to Form 8-K filed October 25, 2002.

(8)	Incorporated by reference to Form 10-QSB filed November 14, 2003.

(9)	Incorporated by reference to Form 8-K filed March 25, 2005.

(10)	Incorporated by reference to Form 8-K filed March 25, 2005.

(11)	Incorporated by reference to Form 8-K filed April 21, 2005.

(12)	Incorporated by reference to Form 8-K filed July 18, 2005.

(13)	Incorporated by reference to Form 8-K filed July 27, 2005.

(14)	Incorporated by reference to Appendix A to Proxy Statement filed September 9, 2005.

(15)	Incorporated by reference to Appendix B to Proxy Statement filed September 9, 2005.

(16)	Incorporated by reference to Form 8-K filed October 17, 2005.

(17)	Incorporated by reference to Form 8-K filed January 17, 2006.

(18)	Incorporated by reference to Form 8-K filed March 23, 2006.

(19)	Incorporated by reference to Form 8-K filed November 2, 2006.

(20)	Incorporated by reference to Form 8-K filed December 15, 2006.

(21)	Incorporated by reference to Form 10-KSB/A filed April 30, 2007.

(22)	Incorporated by reference to Form 8-K filed July 6, 2007.

(23)	Incorporated by reference to Form 8-K filed September 5, 2007.

(24)	Incorporated by reference to Form 8-K filed November 4, 2008.

(25)	Incorporated by reference to Form 8-K filed March 5, 2009.

(26)	Incorporated by reference to Form 8-K filed March 23, 2009.

(27)	Incorporated by reference to Form 10-KSB filed March 30, 2004.

(28)	Incorporated by reference to Form 8-K filed August 5, 2009.

(29)	Incorporated by reference to Form 8-K filed March 15, 2010.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date	ViewCast.com, Inc.

April 30, 2010	By:	/s/ Laurie L. Latham
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

Date

April 30, 2010	By:	/s/ David T. Stoner

David T. Stoner Director and Chief Executive Officer (Principal Executive Officer)

April 30, 2010	By:	/s/ Laurie L. Latham

Laurie L. Latham Chief Financial Officer and Senior Vice President of Finance and Administration (Principal Accounting and Financial Officer)

April 30, 2010	By:	/s/ George C. Platt

George C. Platt Director

April 30, 2010	By:	/s/ Joseph W. Autem

Joseph W. Autem Director

April 30, 2010	By:	/s/ Sherel D. Horsley

Sherel D. Horsley Director

April 30, 2010	By:	/s/ John W. Slocum, Jr.

John W. Slocum, Jr. Director

April 30, 2010	By:	/s/ David W. Brandenburg

David W. Brandenburg Director

EXHIBIT INDEX FOR DOCUMENTS FILED WITH THIS REPORT

Exhibit
No.	Description of Exhibit

23.1	Consent of BKD, LLP
23.2	Consent of KBA Group LLP
31.1	Rule 13a-14(a)/15d-14(a) Certifications
32.1	Section 1350 Certifications