Form 10-Q
period 2010-03-31
VIEWCAST COM INC
filed 2010-05-17
CIK 921313

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2010
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (S232.405 of this chapter) during the preceding 12 months (or for such period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.
As of April 30, 2010, there were 36,047,551 outstanding shares of common stock, par value $0.0001 per share.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
Certain statements in this Quarterly Report on Form 10-Q under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Report constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements regarding ViewCast’s expectations, beliefs, hopes, intentions or strategies regarding the future. These statements involve known and unknown risks, uncertainties, and other factors that may cause ViewCast or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, product demand and market acceptance risks, the impact of competitive products and pricing, product development, commercialization and technological difficulties, capacity and supply constraints or difficulties, general business and economic conditions, the availability of sufficient working capital, the ability to service our debt, continued losses, the ability to successfully integrate acquired operations, the effect of our accounting policies and other risks detailed in our Annual Report on Form 10-K for the year ended December 31, 2009, as amended by Amendment No. 1 thereto, and other filings with the Securities and Exchange Commission.
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
VIEWCAST.COM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	March 31,
	2009	2010
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$368,151	$522,275
Accounts receivable, less allowance for doubtful accounts of $69,767 and $81,417 at December 31, 2009 and March 31, 2010, respectively	1,208,929	1,852,870
Inventories, net	2,283,348	2,128,611
Prepaid expenses	208,804	385,868

Total current assets	4,069,232	4,889,624

Property and equipment, net	575,032	493,985
Goodwill	620,002	620,002
Intangible assets, net	1,535,135	1,442,127
Deposits	48,433	32,637

Total assets	$6,847,834	$7,478,375

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$730,395	$849,227
Accrued expenses	1,033,167	1,180,684
Line of credit	92,321	711,983
Current maturities of long-term debt and stockholder notes payable	157,133	222,841

Total current liabilities	2,013,016	2,964,735

Long-term debt, less current maturities	46,698	37,636
Stockholder notes payable, less current maturities	5,012,827	4,948,560

Total liabilities	7,072,541	7,950,931

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, $0.0001 par value, authorized 5,000,000 shares:
Series B convertible — issued and outstanding shares — 800,000 — liquidation value of $16 and $17 per share as of December 31, 2009 and March 31, 2010, respectively	80	80
Series C convertible — issued and outstanding shares — 200,000 — liquidation value of $32 and $33 per share as of December 31, 2009 and March 31, 2010, respectively	20	20
Series E convertible — issued and outstanding shares — 80,000 — liquidation value of $105 per share as of December 31, 2009 and March 31, 2010	8	8
Common stock, $.0001 par value, authorized 100,000,000 shares:
Issued shares — 36,126,306 and 36,273,365 at December 31, 2009 and March 31, 2010, respectively	3,613	3,627
Additional paid-in capital	71,705,762	71,768,532
Accumulated deficit	(71,922,284)	(72,232,917)
Treasury stock, 261,497 shares at cost	(11,906)	(11,906)

Total stockholders’ deficit	(224,707)	(472,556)

Total liabilities and stockholders’ deficit	$6,847,834	$7,478,375

The accompanying notes are an integral part of these condensed consolidated statements.

VIEWCAST.COM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months ended
	March 31,
	2009	2010

Net sales	$4,217,035	$3,678,343

Cost of sales	1,578,037	1,309,705

Gross profit	2,638,998	2,368,638

Operating expenses:
Selling, general and administrative	2,246,115	1,444,778
Research and development	736,043	977,584
Depreciation and amortization	157,668	229,634

Total operating expenses	3,139,826	2,651,996

Operating loss	(500,828)	(283,358)

Other income (expense):
Interest expense (including $33,465 and $ 21,501 of expense to related parties)	(35,643)	(27,371)
Interest income	1,134	96

Total other expense, net	(34,509)	(27,275)
Income tax expense	—	—

NET LOSS	$(535,337)	$(310,633)

Net loss applicable to common stockholders
Preferred stock dividends	(205,000)	(205,000)

	$(740,337)	$(515,633)

Net loss per share
Basic and Diluted	$(0.02)	$(0.01)

Weighted average number of common shares outstanding
Basic and Diluted	33,136,652	35,992,260

The accompanying notes are an integral part of these condensed consolidated statements.

VIEWCAST.COM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
FOR THE THREE MONTHS ENDED MARCH 31, 2010
(UNAUDITED)

	Series B		Series C		Series E
	Convertible		Convertible		Convertible				Additional			Total
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated	Treasury	Stockholders’
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Shares	Par Value	Capital	Deficit	Stock	Deficit

Balances, December 31, 2009	800,000	$80	200,000	$20	80,000	$8	36,126,306	$3,613	$71,705,762	$(71,922,284)	$(11,906)	$(224,707)

Stock based compensation expense	—	—	—	—	—	—	—	—	37,784	—	—	37,784

Stock issuance for services	—	—	—	—	—	—	147,059	14	24,986	—	—	25,000

Net loss	—	—	—	—	—	—	—	—	—	(310,633)	—	(310,633)

Balances, March 31, 2010	800,000	$80	200,000	$20	80,000	$8	36,273,365	$3,627	$71,768,532	$(72,232,917)	$(11,906)	$(472,556)

The accompanying notes are an integral part of this condensed consolidated statement.

VIEWCAST.COM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the three months ended
	March 31,
	2009	2010
Operating activities:
Net loss	$(535,337)	$(310,633)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Bad debt expense	21,644	11,650
Depreciation of property and equipment	104,851	115,981
Amortization of intangible assets	52,817	113,653
Stock based compensation expense	36,452	37,784
Stock issued for services	—	25,000
Changes in operating assets and liabilities: (net of effect of acquisition)
Accounts receivable	1,221,120	(655,591)
Inventories	(97,809)	154,737
Prepaid expenses	(114,666)	(177,064)
Deposits	48	15,796
Accounts payable	(318,433)	118,832
Accrued expenses	18,028	147,517
Stockholder accrued interest	(84,923)	—

Net cash provided by (used in) operating activities	303,792	(402,338)

Investing activities:
Capitalized software development and patent costs	(115,569)	(20,645)
Purchase of property and equipment	(134,468)	(29,983)
Cash paid for acquisition	(1,031,422)	—

Net cash used in investing activities	(1,281,459)	(50,628)

Financing activities:
Net proceeds from exercise of warrants	940,000	—
Net proceeds from line of credit	—	619,662
Repayments of long-term debt	(8,336)	(12,572)

Net cash provided by financing activities	931,664	607,090

Net increase (decrease) in cash and cash equivalents	(46,003)	154,124

Cash and cash equivalents, beginning of period	1,579,683	368,151

Cash and cash equivalents, end of period	$1,533,680	$522,275

Supplemental cash flow information:
Cash paid for interest	$120,566	$23,972

Non-cash items:
Stock issued for acquisition	$400,000	$—
Stock issued for services	$—	$25,000
Acquisition of property and equipment under capital leases	$—	$4,951
The accompanying notes are an integral part of these condensed consolidated statements.

ViewCast.com, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
1. Basis of Presentation
The accompanying consolidated interim unaudited financial statements include the accounts of ViewCast.com, Inc. doing business as ViewCast Corporation and its wholly-owned subsidiaries, VideoWare, Inc., Osprey Technologies, Inc., Ancept Corporation, previously known as ViewCast Online Solutions, Inc., and ViewCast Technology Services Corporation (collectively, ViewCast or the Company). The Company develops industry-leading hardware and software for the capture, management, transformation and delivery of digital media over IP and mobile networks. ViewCast’s solutions simplify the complex workflows required for these tasks, allowing broadcasters, businesses, and governments to reach and expand their use and distribution of their digital media easily and effectively. ViewCast’s Niagara® streaming appliances, Osprey® video capture cards, and ViewCast Media Platform (VMp™) software suite provide the highly reliable technology required to deliver the multi-platform experiences driving today’s digital media market. ViewCast markets and sells its products and professional services worldwide directly to end-users or through indirect channels including original equipment manufacturers (“OEMs”), value-added resellers (“VARs”), resellers, distributors and computer system integrators.
These consolidated interim unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated under the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.
In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included for the three month period ended March 31, 2010. The results for the three month period ended March 31, 2010 are not necessary indicative of the results that may be expected for the full year. The unaudited financial statements included in this filing should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2009.
In March 2009, ViewCast purchased certain assets from Ancept Media Server, LLC (the “Ancept Assets”) pursuant to the terms of the Asset Purchase Agreement dated March 5, 2009, as amended, by and between ViewCast and Ancept Media Server, LLC (“Seller”). ViewCast’s wholly-owned subsidiary, ViewCast Online Solutions, Inc., was renamed Ancept Corporation (“Ancept”) and operates this business. The lead software product, rebranded as VMp Production, has been an established digital asset management (“DAM”) solution capable of supporting the needs of large enterprises, while remaining flexible and affordable to serve the needs of small to medium businesses. Fortune 1000 companies, educators, small businesses and public sector organizations have chosen Ancept to help meet their media production, management and distribution needs. The Company has an expanded global business presence and offers a complete set of solutions for the transformation, management and delivery of live and on-demand video content to broadband and mobile networks.
During the first quarter of 2010, the Company incurred a net loss of $310,633 and used cash in operations of $402,338. At March 31, 2010, the Company had working capital of $1,924,889 and cash and cash equivalents of $522,275. The Company expects to obtain additional working capital by increasing revenue, maintaining reduced operating expenses which were reduced during late 2009, borrowing on its line of credit and through other initiatives that may include raising additional capital. The Company believes that these items will provide sufficient cash to fund operations for the next 12 months, however, the Company may require additional working capital during 2010 to support operations and the expansion of sales channels and market distribution, to develop and introduce new products and services, to enhance existing product offerings, to address unanticipated competitive threats or technical problems, to transition adverse economic conditions and for potential acquisition transactions. There can be no assurance that additional financing will be available to the Company on acceptable terms, or at all. Additional equity financing may involve substantial dilution to our then existing stockholders. In the event the Company is unable to raise additional capital or execute other alternatives, it may be required to sell segments of the business, or substantially reduce or curtail our activities. Such actions could result in charges that could be material to ViewCast’s results of operations or financial position.

ViewCast.com, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — Continued
2. Acquisition
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

The acquisition was accounted for using the purchase method of accounting. Intangible assets will be amortized over their estimated useful life of three to seven years. The purchase price allocated to the intangible assets was determined by management’s estimate with the assistance of a professional valuation group. Goodwill represents the excess of purchase consideration over the fair value of assets acquired. In the event that the Company enters into certain key contracts with either one of two specified entities to redistribute or resell in volume certain Ancept products by the second anniversary of the closing of the acquisition of the Seller (the “Closing”), the Company shall issue $100,000 of additional shares of the Company’s common stock to the Seller, with a value per share based on the weighted average closing price of the Company’s common stock for the ten trading days immediately prior to finalizing such agreement. Further, Seller is eligible to receive an earn-out amount equal to 5% of the Company’s net revenue relating solely to certain business related to the Ancept Assets that is in excess of $2,000,000 for each of the two years following the Closing. The goodwill acquired may be amortized for federal income tax purposes.

ViewCast.com, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — Continued
The following unaudited pro forma summary approximates the consolidated results of operations as if the acquisition disclosed above had occurred as of January 1, 2009, after giving effect to certain adjustments, including allocation of specifically identifiable expenses. The pro forma financial information does not purport to be indicative of the results of operations that would have occurred had the transactions taken place at the beginning of the period presented or of future results of operations.

For the three months
ended March 31,
2009

Net sales	4,377,662

Net loss applicable to common stockholders	$(787,965)

Basic and diluted net loss per common share applicable to common stockholders	$(0.02)
Weighted average number of common shares outstanding (basic and diluted)	34,049,703
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
Changes in the Company’s allowance for doubtful accounts for the three months ended March 31, 2009 and 2010 are as follows:

	For the three months ended
	March 31,
	2009	2010
	(Unaudited)	(Unaudited)
Beginning balance	$82,317	$69,767
Bad debt expense	21,644	11,650

Ending balance	$103,961	$81,417

ViewCast.com, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — Continued
4. Inventories
Inventories consisted of the following:

	December 31,	March 31,
	2009	2010
		(Unaudited)
Purchased materials	$1,077,135	$964,855
Finished goods	1,330,783	1,288,326
Reserve	(124,570)	(124,570)

	$2,283,348	$2,128,611

5. Intangible Assets
Intangible assets consisted of the following:

	December 31,	March 31,
	2009	2010
		(Unaudited)
Customer lists	$60,000	$60,000
Non-compete agreements	24,000	24,000
Capitalized software	2,733,950	2,749,157
Patents	124,665	130,103
Less accumulated amortization	(1,407,480)	(1,521,133)

	$1,535,135	$1,442,127

Future amortization expense associated with these intangible assets is as follow:

2010	$324,752
2011	375,357
2012	252,346
2013	142,350
2014	131,500
Thereafter	215,822

$1,442,127

ViewCast.com, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — Continued
6. Accrued Expenses
Accrued expenses consisted of the following:

	December 31,	March 31,
	2009	2010
		(Unaudited)
Accrued compensation	$123,882	$242,452
Accrued warranty	155,850	180,592
Accrued inventory purchases	50,450	57,922
Customer deposits	28,919	39,878
Deferred rent	46,258	39,452
Deferred revenue	353,458	385,920
Accrued taxes and other	274,350	234,468

	$1,033,167	$1,180,684

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
The following table below shows the changes in accrued warranty expense for the three months ended March 31, 2009 and 2010:

	For the three months ended
	March 31,
	2009	2010
	(Unaudited)	(Unaudited)
Beginning balance	$199,446	$155,850
Charged to expense	9,395	25,542
Usage	(7,640)	(800)

Ending balance	$201,201	$180,592

ViewCast.com, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — Continued
8. Property and Equipment
Property and equipment, at cost, consisted of the following:

	Estimated
	Useful Life	December 31,	March 31,
	(Years)	2009	2010
			(Unaudited)
Service equipment	3	$242,362	$242,362
Computer equipment	2 to 7	497,139	$514,268
Software	3 to 5	207,531	$210,235
Leasehold improvements	1 to 5	172,697	$172,697
Office furniture and equipment	5 to 7	1,284,884	$1,299,985

		2,404,613	2,439,547
Less accumulated depreciation and amortization		(1,829,581)	(1,945,562)

		$575,032	$493,985

9. Line of Credit
On June 29, 2007, the Company entered into a Purchase and Sale Agreement/Security Agreement (the “Agreement”) with Amegy Bank National Association (“Amegy”), a national banking association. The Agreement provides the Company with an accounts receivable loan facility to provide a source of working capital with advances generally limited to 85% of submitted accounts receivable. Upon collection of an account receivable, the remaining fifteen percent is rebated to the Company less the Agreement’s fixed and variable discounts. The fixed discount equals 0.2% of the account receivable for the first 15 days the account receivable is outstanding plus an additional 0.2% for each additional 15 day period, up to 1.2% for receivables 76 to 90 days outstanding. The variable discount is calculated for each day that the amount advanced by Amegy is outstanding until repaid by collection of the account receivable and equals the prime rate plus 1.5% divided by 360 multiplied by the advance amount for each account receivable. The borrowing line under this facility is $1,000,000, reviewed as growth of business dictates. To secure the amounts due under the agreement, the Company granted Amegy a security interest in all of its assets owned as of the date of the agreement or thereafter acquired. The Company had $92,321 and $711,983 outstanding as of December 31, 2009 and March 31, 2010, respectively, under this facility.
10. Long-Term Debt
Since October 1998, the Company has maintained a credit facility with an entity controlled by one of its principal stockholders, Mr. H.T. Ardinger. Most recently, ViewCast.com, Inc., Osprey Technologies, Inc. and VideoWare, Inc. (jointly and severally, the “Borrower”) amended the terms and conditions of the loan and security agreement with the Ardinger Family Partnership, Ltd. effective January 31, 2010. Under the amended terms the $1,250,000 of the primary principal and $3,891,361 of the secondary principal mature December 31, 2012, subject to certain earlier payment conditions. The interest on the primary principal amount will accrue and be paid monthly based on an interest rate per annum which is the greater of 5.0% or the effective prime rate plus 0.75% (4.00% as of December 31, 2009 and March 31, 2010). Interest on the secondary principal shall accrue based on the effective Applicable Federal Rate, as defined in the agreement, (2.64% and 0.64% as of December 31, 2009 and March 31, 2010, respectively). Beginning of July 31, 2010, minimum monthly principal payments of $21,422 will be made in additional to the monthly interest payments. Any amounts remaining on December 31, 2012 will become due on that date. The amended note agreement is secured by all the assets of the Borrower.

ViewCast.com, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — Continued
The Company’s long-term debt consisted of:

	December 31, 2009	March 31, 2010
Aggregate of the Outstanding Principal (“Primary Principal Amount”)	$1,250,000	$1,250,000
Accrued and Outstanding Interest (“Secondary Principal Amount”)	3,891,361	3,891,361
Other debt	75,297	67,676

Total long-term debt	5,216,658	5,209,037
Less current maturities	(157,133)	(222,841)

Total long-term debt less current maturities	$5,059,525	$4,986,196

11. Warrants
On February 27, 2009, the Company entered into an amendment to the warrant to purchase common stock, dated December 11, 2006, (the “Amendment”) by and between the Company and the Ardinger Family Partnership, Ltd. The general partner of the Ardinger Family Partnership, Ltd is H.T. Ardinger, Jr., the Company’s largest stockholder. Pursuant to the Amendment, the Company agreed to reduce the per share warrant exercise price to the average closing price for the five consecutive trading days ending on February 27, 2009 on the Over-The-Counter Bulletin Board in exchange for the Ardinger Family Partnership agreeing to exercise the Warrant on or prior to March 5, 2009 with the proceeds to be used by the Company for the Ancept asset acquisition (see Note 2). On March 5, 2009, the Ardinger Family Partnership, Ltd exercised the outstanding warrant to purchase 2,500,000 shares of the Company’s unregistered common stock at the amended exercise price of $0.376 per share and the Company received proceeds of $940,000. At March 31, 2010, the Company had no outstanding warrants.
12. Earnings Per Share Data
Basic earnings per share (“EPS”) is calculated by dividing net income or loss applicable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is calculated by using the weighted-average number of common shares outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the dilutive potential shares of common stock had been issued. Dilutive potential shares of common stock include convertible preferred stock, options and warrants. The potential dilution for options and warranty is based on the average market price during the period. The average market price of the common stock was $0.1618 during the three months ended March 31, 2010. For periods presented, the computation of diluted loss per share excludes the portion of convertible preferred stock, options and warrants that are anti-dilutive.

ViewCast.com, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — Continued
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2009	2010
	(Unaudited)	(Unaudited)
Net loss applicable to common stockholders — numerator for basic and diluted earnings per share	$(740,337)	$(515,633)

Weighted — average common shares and dilutive potential common shares outstanding — denominator for diluted earning per share	33,136,652	35,992,260

Net income (loss) per share:
Basic	$(0.02)	$(0.01)

Diluted	$(0.02)	$(0.01)

Anti-dilutive securities excluded from diluted earnings per share:
Stock options	4,019,310	4,087,799
Convertible preferred stock — Series B	2,206,896	2,206,896
Convertible preferred stock — Series C	3,333,333	3,333,333
Convertible preferred stock — Series E	13,333,333	13,333,333
13. Stock-Based Compensation
The Company has various stock-based employee compensation plans, which are described more fully in Note 10 of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, as amended by Amendment No. 1 thereto.
Stock-based compensation expense was $36,452 and $37,784 for the three months ended March 31, 2009 and March 31, 2010, respectively. There were no new options granted by the Company during the three months ended March 31, 2010. Stock-based compensation expense is based on awards ultimately expected to vest and has been reduced for estimated forfeitures.
The Company uses the Black-Scholes option-pricing model (“Black-Scholes”) as its method of valuation of stock options granted. This fair value is amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. The fair value of share-based payment awards on the date of grant as determined by the Black-Scholes model is affected by our stock price as well as other assumptions. These assumptions include, but are not limited to the expected stock price volatility over the term of the awards and the actual and projected employee stock option exercise behaviors.
At March 31, 2010, the balance of unearned stock-based compensation to be expensed in future periods related to unvested share-based awards, as adjusted for expected forfeitures, is approximately $202,000. The weighted-average period over which the unearned stock-based compensation is expected to be recognized is approximately three years.

ViewCast.com, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — Continued
Following is a summary of stock option activity from January 1, 2010 through March 31, 2010:

	Stock Options
			Weighted-
			Average
	Number	Price Per	Exercise Price
	of Shares	Share	Per Share
Outstanding at December 31, 2009	4,162,463	$0.20 – $3.52	$0.52
Granted	—
Exercised	—
Canceled/forfeited	(149,328)	0.29 – 0.46	0.38

Outstanding at March 31, 2010	4,013,135	$0.20 – $3.52	$0.52

The following information applies to options outstanding at March 31, 2010:

		Weighted-
		Average	Weighted-		Weighted-
Range of	Outstanding at	Remaining	Average	Exercisable at	Average
Exercise	March 31,	Contractual	Exercise	March 31,	Exercise
Prices	2010	Life	Price	2010	Price
$0.01 – 1.00	3,398,585	4.9	$0.38	2,102,274	$0.40
1.01 – 2.00	532,050	0.9	1.12	532,050	1.12
2.01 – 3.00	80,000	0.3	2.50	80,000	2.50
3.01 – 4.00	2,500	0.2	3.52	2,500	3.52

	4,013,135	4.2	$0.52	2,716,824	$0.61

14. Income Taxes
At December 31, 2009 the Company has federal income tax net operating loss carryforwards of approximately $73,000,000, which expire at various dates beginning in 2010. The Company is subject to limitations existing under Internal Revenue Code Section 382 (Change of Control) relating to the availability of the operating loss carryforward. The Company recognized no federal income tax benefit in the first quarter of 2010 as it has recorded a valuation allowance to reduce all deferred tax assets to zero.
15. Related Party Transactions
As discussed in Note 10, the Company has an outstanding note payable to its largest stockholder, Mr. H.T. Ardinger. In addition, the source of a significant portion of the cash paid to Seller for the purchase of the Ancept Assets (more fully described in Note 2) was obtained by the Company pursuant to the warrant exercise on March 5, 2009 by H.T. Ardinger and the Ardinger Family Partnership, Ltd for the purchase 2,500,000 shares of the Company’s unregistered common stock at an amended exercise price of $0.376 per share, pursuant to which the Company received proceeds of $940,000.
16. Preferred Stock Dividend
There were no preferred stock dividends declared or paid during the three months ended March 31, 2010. The Series B and Series C preferred stock issues carry cumulative dividends of 8% and 9% per year, respectively, and are generally payable semi-annually in arrears in cash or in ViewCast common stock, at ViewCast’s option. Accrued dividends on preferred shares are: Series B-$5,306,667, Series C-$1,512,500. Holders of Series B and Series C preferred stock have no voting rights except as required by law. The Series E preferred stock has no dividend feature.

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

ViewCast.com, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operation —
Continued
Critical Accounting Policies
Management’s discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). We review the accounting policies we use in reporting our financial results on a regular basis. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an on-going basis we evaluate our estimates, including those related to accounts receivable, inventories, warranty obligations, income taxes, restructuring and contingencies and litigation. Our estimates are based on historical experience and other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. In addition to the items listed above which are affected by estimates, we believe that the following are critical accounting policies used in the preparation of our consolidated financial statements:
•
Revenue Recognition — We apply provisions of Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements as revised by SAB 104, Revenue Recognition, FASB ASC 605, “Revenue Recognition” and FASB ASC 985, “Software”. Under these guidelines, we recognize revenue on transactions where persuasive evidence of an arrangement exists, title has transferred, product payment is not contingent upon performance of installation or service obligations, the price is fixed or determinable and payment is reasonably assured. We accrue warranty costs and sales allowances for promotional activities at time of shipment based on historical experience. In addition, we defer revenue associated with maintenance and support contracts and recognize revenue ratably over the contract term.

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

ViewCast.com, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operation —
Continued
Results of Operation
Three Months Ended March 31, 2010 compared to
Three Months Ended March 31, 2009.
Net Sales. During the first quarter ended March 31, 2010, net sales decreased $538,692 to $3,678,343 from $4,217,035 in the first quarter 2009, representing a 13% decrease. The overall decrease was due to a decrease in Niagara® system revenue which was somewhat offset by an increase in Osprey® capture card revenue. Excluding Ancept, net sales decreased during the first quarter ended March 31, 2010 compared to the same period in 2009 by 33% in the North America sales region, which was partially offset by increases of 4% in the Europe, Middle East and Africa (“EMEA”) and 35% in the Pacific Rim/South America sales regions.
Sequential sales began increasing in the fourth quarter of 2009 and continued through the first quarter of 2010 in contrast to the seasonal decline normally experienced during the first quarter of the year. Additionally, we have seen a greater than 35% increase in booked orders received in the first quarter of 2010 compared to the fourth quarter of 2009.
Osprey Product Sales. During the three months ended March 31, 2010, Osprey sales increased $473,623 to $2,283,884 from $1,810,261 in the first quarter 2009, representing a 26% increase from the 2009 levels and 62.1% of total first quarter 2010 revenues, compared to 42.9% in 2009. The increase in 2010 first quarter sales was primarily due to increases of 40% in the North America sales region and 47% in the Pacific Rim/South America sales regions, partially offset by a decrease of 18% in the EMEA sales region.
ViewCast Niagara® Streaming/Encoding System Sales. During the three months ended March 31, 2010, combined system sales decreased $1,243,750 to $1,044,631 from $2,288,381 in the first quarter 2009, representing a 54% decrease from the 2009 levels and 28.4% of total first quarter 2010 revenue, compared to 54.3% in 2009. The decrease in 2010 first quarter sales was primarily due to a large volume of OEM sales during the prior year period compared to a more “normal” level of OEM sales during the 2010 first quarter which contributed to the 63% decline in the North America sales region. This decline was partially offset by an increase of 103% in the EMEA sales region.
Other Revenues. During the three months ended March 31, 2010, other revenues consisting of software maintenance, training, engineering consulting fees and professional services increased $231,435 to $349,828 from $118,393 in the first quarter 2009, representing a 195% increase from the 2009 levels and 9.5% of total first quarter 2010 revenue, compared to 2.8% in 2009. This increase was primarily due to a $235,030 increase in Ancept related revenue, offset somewhat by a decrease in non Ancept related other revenue. ViewCast acquired Ancept on March 13, 2009 which contributed $52,947 in sales between March 13, 2009 and March 31, 2009, compared to revenue for full three months during the quarter ended March 31, 2010 of $287,977, representing a 444% increase.
Cost of Sales/Gross Profit. During the three months ended March 31, 2010, cost of sales decreased $268,332 to $1,309,705 from $1,578,037 in the first quarter 2009, representing a 17% decrease from the 2009 levels and 35.6% of total first quarter 2010 revenue, compared to 37.4% in 2009. Gross profit decreased $270,360 to $2,368,638 from $2,638,998 in the first quarter 2009, representing a 10% decrease from the 2009 levels and 64.4% of total first quarter 2010 revenue, compared to 62.6% in 2009. The increase in gross profit margin was primarily due to a higher percentage of sales derived from the higher margin Osprey products versus the lower margin OEM system products.
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

ViewCast.com, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operation —
Continued
Selling, General and Administrative Expenses. During the three months ended March 31, 2010, selling, general and administrative expenses decreased $801,337 to $1,444,778 from $2,246,115 in the first quarter 2009, representing a 36% decrease from the 2009 levels and 39.3% of total first quarter 2010 revenue, compared to 53.3% in 2009. The decrease reflects an overall decrease in finance and administration, sales, marketing, and customer support due to decreased headcount, advertising, public relations, and related expenses. Additionally, there were non-recurring expenses of $127,000 during the same period 2009 related to the acquisition of the Ancept Assets.
Research and Development Expense. During the three months ended March 31, 2010, research and development expense, net of capitalized software development, increased $241,541 to $977,584 from $736,043 in the first quarter 2009, representing a 33% increase from the 2009 levels and 26.6% of total first quarter 2010 revenue, compared to 17.5% in 2009. Research and development expenses vary period to period depending on the number of product introductions planned and as new product prototypes, testing and certifications are completed.
Depreciation and Amortization Expense. During the three months ended March 31, 2010, depreciation and amortization expense increased $71,966 to $229,634 from $157,668 in the first quarter 2009, representing a 46% increase from the 2009 levels. The increase was primarily due to the amortization of acquired intangible assets and capitalized software development costs.
Other Income (Expense). During the three months ended March 31, 2010, total other expenses decreased $7,234 to $27,275 from $34,509 in the first quarter 2009, representing a 21% decrease from the 2009 levels. Interest expense for the three months ended March 31, 2010 decreased $8,272 to $27,371 from $35,643 in the first quarter 2009, representing a 23% decrease from the 2009 levels. The decrease in interest expense is principally due to the decrease of interest rates from our debt under the credit facility we have in place with Ardinger Family Partnership, Ltd. (See Note 10). Interest income for the three months ended March 31, 2010 decreased $1,038 to $96 from $1,134 in the first quarter 2009, representing a 92% decrease from the 2009 levels. The decrease in interest income is primarily due to lower interest rates and average cash balance during the period.
Net Income (Loss). During the three months ended March 31, 2010, net loss decreased $224,704 to a net loss of $310,633 from a net loss of $535,337 in the first quarter 2009. After reducing net loss for accrued preferred dividends of $205,000, the net loss per share applicable to the common shareholders for the first quarter of 2010 was ($0.01) per share, compared to a net loss of ($0.02) per share, for the same period in 2009.
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
Net cash used by operating activities for the three months ended March 31, 2010 was $402,338 resulting from a net loss of $310,633, plus non-cash operating expense of $304,068 and net cash used by changes in operating assets and liabilities of $395,773. Cash used by changes in operating assets and liabilities was principally due to increased accounts receivable, supplemented by an increase in prepaid expenses, which was partially offset by cash provided from decreased inventory and deposits, and increased accounts payable and accrued expenses.
Cash utilized for investing activities during the three months ended March 31, 2010 totaled $50,628 of which $29,983 of property and equipment purchased and $20,645 of software development costs capitalized.
During the three months ended March 31, 2010, ViewCast’s financing activities provided cash of $607,090 of which $619,662 provided from an increase in line of credit, offset by $12,572 used for repayment of long-term debt.

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
Since October 1998, ViewCast has maintained a credit facility with an entity controlled by its largest stockholder, Mr. H.T. Ardinger. Most recently, ViewCast.com, Inc., Osprey Technologies, Inc. and VideoWare, Inc. (jointly and severally, the “Borrower”) amended the terms and conditions of the loan and security agreement with the Ardinger Family Partnership, Ltd. on March 10, 2010, effective January 31, 2010. Under the amended terms, the $1,250,000 of the primary principal amount and $3,891,361 of the secondary principal amount mature December 31, 2012, subject to certain earlier payment conditions. The interest on the primary principal amount will accrue based on an interest rate per annum which is the greater of 5.00% or the effective prime rate plus 0.75% (4.00% as of December 31, 2009 and March 31, 2010). Interest on the secondary principal shall accrue based on an interest rate per annum which is the lesser of 9.50% or the effective Applicable Federal Rate, as defined in the agreement (2.64% and 0.64% as of December 31, 2009 and March 31, 2010, respectively). The amended terms call for interest to be paid monthly and previously accrued interest ($169,846 at December 31, 2008) to be paid in approximately equal monthly payments from October 31, 2008 through June 30, 2009. Beginning July 31, 2010, minimum monthly principal payments of $21,422 will be made in addition to the monthly interest payments. Any amounts remaining outstanding on December 31, 2012, will become due on that date. The amended note agreement is secured by all the assets of the Borrower.
In June 2007, ViewCast entered into a Purchase and Sale Agreement/Security Agreement with Amegy Bank National Association, a national banking association. This agreement provides ViewCast with an account up to $1,000,000 receivable loan facility to provide a source of working capital. As of March 31, 2010, we have an outstanding balance of $711,983 under this facility.
There were no preferred stock dividends declared or paid during the first three months of 2010. The Series B and Series C preferred stock issues carry cumulative dividends of 8% and 9% per year, respectively, and are generally payable semi-annually in arrears in cash or in ViewCast common stock, at ViewCast’s option. Cumulative dividends in arrears on preferred shares are approximately: Series B-$5,307,000, Series C-$1,512,500. Holders of Series B and Series C preferred stock have no voting rights except as required by law.
During the first quarter of 2010, ViewCast incurred a net loss of $310,633 and used cash in operations of $402,338. At March 31, 2010, ViewCast had working capital of $1,924,889 and cash and cash equivalents of $522,275. ViewCast expects to obtain additional working capital by increasing sales, maintaining reduced operating expenses, borrowing under its loan facilities and through other initiatives that may include raising additional equity. We believe that our sales volume began to recover during the fourth quarter of 2009 and expect that trend to continue for the rest of 2010 year. We can now see evidence of increases in sales of all product lines taking hold where we have seen a greater than 35% increase in booked orders received in the first quarter of 2010 versus the fourth quarter of 2009. ViewCast utilizes significant capital to design, develop and commercialize its products and intends to fund its operating activities and sales growth during the next twelve months by utilizing existing cash, cash contributed from operations and its available working capital lines of credit. ViewCast anticipates it may require additional working capital during 2010 to support the expansion of sales channels and market distribution, to develop and introduce new products and services, to enhance existing product offerings, to address unanticipated competitive threats or technical problems, to transition adverse economic conditions, to service its debt and for potential acquisition transactions.

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
At March 31, 2010, ViewCast had no material commitments for capital expenditures.
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
Item 3. Quantitative and Qualitative Disclosure About Market Risk
Not required.

ViewCast.com, Inc. and Subsidiaries
Controls and Procedures
Item 4T. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our disclosure controls and procedures (as defined in Rule 13a-15(e)) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are designed to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. As required by Rule 13a-15(b) under the Exchange Act, our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2009. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2010, our disclosure controls and procedures were effective in providing such reasonable assurance.
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation that occurred during the Company’s last fiscal quarter that has materially affected, or that is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II: OTHER INFORMATION
Item 1. Legal Proceedings
(None)
Item 1A. Risk Factors
(Not Applicable)
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On January 11, 2010, we entered into an agreement with National Securities Corporation pursuant to which National Securities Corporation would provide financial advisory services to us. As partial payment for such services, we issued 147,059 shares of our common stock ($25,000) to National Securities Corporation and one of its principals pursuant to the exemption from registration set forth in Section 4(2) of the Securities Act of 1933, as amended.
Item 3. Defaults Upon Senior Securities
(None)
Item 4.
Item 5. Other Information
(a) (None)
(b) (None)
Item 6. Exhibits
See Exhibit Index.

SIGNATURES
Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ViewCast.com, Inc. (Registrant) BY:
Date: May 17, 2010	/s/ David T. Stoner
David T. Stoner
Chief Executive Officer Principal Executive Officer

Date: May 17, 2010	/s/ Laurie L. Latham
Laurie L. Latham
Chief Financial Officer Principal Financial and Accounting Officer

EXHIBIT INDEX

Exhibit
Number

10.1	Third Amendment to Amended and Restated Security Agreement by and among Ardinger Family Partnership, Ltd., ViewCast.com, Inc., Osprey Technologies, Inc. and Videoware, Inc.(1)

31.1	Rule 13a-14(a)/15d-14(a) CEO Certification

31.2	Rule 13a-14(a)/15d-14(a) CFO Certification

32.1	Section 1350 CEO Certification

32.2	Section 1350 CFO Certification

(1)	Incorporated by reference to Form 8-K filed March 15, 2010.