Form 10-Q
period 2010-06-30
VIEWCAST COM INC
filed 2010-08-16
CIK 921313

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2010
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
As of July 31, 2010, there were 36,047,551 outstanding shares of common stock, par value $0.0001 per share.

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

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
VIEWCAST.COM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
	2009	2010
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$368,151	$553,006
Accounts receivable, less allowance for doubtful accounts of $69,767 and $94,440 at December 31, 2009 and June 30, 2010, respectively	1,208,929	1,785,909
Inventories, net	2,283,348	2,359,733
Prepaid expenses	208,804	242,967

Total current assets	4,069,232	4,941,615

Property and equipment, net	575,032	435,636
Goodwill	620,002	620,002
Intangible assets, net	1,535,135	1,355,216
Deposits	48,433	32,637

Total assets	$6,847,834	$7,385,106

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Line of credit	$92,321	$631,374
Accounts payable	730,395	983,006
Accrued expenses	1,033,167	1,378,137
Current maturities of long-term debt and stockholder notes payable	157,133	284,604

Total current liabilities	2,013,016	3,277,121

Long-term debt, less current maturities	46,698	40,609
Stockholder notes payable, less current maturities	5,012,827	4,884,293

Total liabilities	7,072,541	8,202,023

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, $0.0001 par value, authorized 5,000,000 shares:
Series B convertible — issued and outstanding shares — 800,000 — liquidation value of $16 and $17 per share as of December 31, 2009 and June 30, 2010, respectively	80	80
Series C convertible — issued and outstanding shares — 200,000 — liquidation value of $32 and $33 per share as of December 31, 2009 and June 30, 2010, respectively	20	20
Series E convertible — issued and outstanding shares — 80,000 — liquidation value of $105 per share as of December 31, 2009 and June 30, 2010	8	8
Common stock, $0.0001 par value, authorized 100,000,000 shares:
Issued shares — 36,126,306 and 36,309,048 at December 31, 2009 and June 30, 2010, respectively	3,613	3,630
Additional paid-in capital	71,705,762	71,814,051
Accumulated deficit	(71,922,284)	(72,622,800)
Treasury stock, 261,497 shares at cost	(11,906)	(11,906)

Total stockholders’ deficit	(224,707)	(816,917)

Total liabilities and stockholders’ deficit	$6,847,834	$7,385,106

The accompanying notes are an integral part of these condensed consolidated statements.

VIEWCAST.COM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2009	2010	2009	2010

Net sales	$3,281,594	$4,140,541	$7,498,629	$7,818,884

Cost of sales	1,242,693	1,670,350	2,820,730	2,980,055

Gross profit	2,038,901	2,470,191	4,677,899	4,838,829

Operating expenses:
Selling, general and administrative	2,128,778	1,756,023	4,374,893	3,200,801
Research and development	850,592	855,511	1,586,635	1,833,095
Depreciation and amortization	204,342	199,065	362,010	428,699

Total operating expenses	3,183,712	2,810,599	6,323,538	5,462,595

Operating loss	(1,144,811)	(340,408)	(1,645,639)	(623,766)

Other income (expense):
Interest expense (including $36,331, $22,641, $69,795, and $44,141 of expense to related parties, respectively)	(38,244)	(49,542)	(73,887)	(76,913)
Interest income	1,690	67	2,824	163

Total other expense, net	(36,554)	(49,475)	(71,063)	(76,750)

Provision for income taxes	—	—	—	—

NET LOSS	$(1,181,365)	$(389,883)	$(1,716,702)	$(700,516)

Preferred stock dividends	(205,000)	(205,000)	(410,000)	(410,000)

Net loss applicable to common stockholders	$(1,386,365)	$(594,883)	$(2,126,702)	$(1,110,516)

Net loss per share
Basic and Diluted	$(0.04)	$(0.02)	$(0.06)	$(0.03)

Weighted average number of common shares outstanding
Basic and Diluted	35,824,591	36,047,159	34,488,047	36,019,861

The accompanying notes are an integral part of these condensed consolidated statements.

VIEWCAST.COM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
FOR THE SIX MONTHS ENDED JUNE 30, 2010
(UNAUDITED)

	Series B		Series C		Series E
	Convertible		Convertible		Convertible				Additional			Total
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated	Treasury	Stockholders’
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Shares	Par Value	Capital	Deficit	Stock	Deficit

Balances, December 31, 2009	800,000	$80	200,000	$20	80,000	$8	36,126,306	$3,613	$71,705,762	$(71,922,284)	$(11,906)	$(224,707)

Stock based compensation expense	—	—	—	—	—	—	—	—	78,390	—	—	78,390

Employee stock purchase plan issuance	—	—	—	—	—	—	35,683	3	4,913	—	—	4,916

Stock issued for services	—	—	—	—	—	—	147,059	14	24,986	—	—	25,000

Net loss	—	—	—	—	—	—	—	—	—	(700,516)	—	(700,516)

Balances, June 30, 2010	800,000	$80	200,000	$20	80,000	$8	36,309,048	$3,630	$71,814,051	$(72,622,800)	$(11,906)	$(816,917)

The accompanying notes are an integral part of this condensed consolidated statement.

VIEWCAST.COM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the six months ended
	June 30,
	2009	2010
Operating activities:
Net loss	$(1,716,702)	$(700,516)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	33,875	24,673
Depreciation of property and equipment	219,884	203,589
Amortization of intangible assets	142,126	225,110
Stock based compensation expense	96,850	78,390
Stock issued for services	—	25,000
Changes in operating assets and liabilities: (net of effect of acquisition)
Accounts receivable	1,039,092	(601,653)
Inventories	590,884	(76,385)
Prepaid expenses	107,426	(34,163)
Deposits	(367)	15,796
Accounts payable	(686,922)	252,611
Accrued expenses	19,701	344,970
Stockholder accrued interest	(169,846)	—

Net cash used in operating activities	(323,999)	(242,578)

Investing activities:
Capitalized software development and patent costs	(257,656)	(45,191)
Purchase of property and equipment	(142,309)	(53,968)
Cash paid for acquisition	(1,031,422)	—

Net cash used in investing activities	(1,431,387)	(99,159)

Financing activities:
Proceeds from sale of common stock	8,560	4,916
Proceeds from exercise of employee stock options	2,850	—
Net proceeds from exercise of warrants	940,000	—
Net proceeds from line of credit	—	539,053
Repayments of long-term debt	(16,937)	(17,377)

Net cash provided by financing activities	934,473	526,592

Net increase (decrease) in cash and cash equivalents	(820,913)	184,855

Cash and cash equivalents, beginning of period	1,579,683	368,151

Cash and cash equivalents, end of period	$758,770	$553,006

Supplemental cash flow information:
Cash paid for interest	$243,733	$76,913

Non-cash items:
Stock issued for acquisition	$400,000	$—
Acquisition of property and equipment under capital leases	$—	$10,225
The accompanying notes are an integral part of these condensed consolidated statements.

ViewCast.com, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
1. Basis of Presentation and Liquidity
The accompanying consolidated interim unaudited financial statements include the accounts of ViewCast.com, Inc. doing business as ViewCast Corporation and its wholly-owned subsidiaries, VideoWare, Inc., Osprey Technologies, Inc., Ancept Corporation, previously known as ViewCast Online Solutions, Inc., and ViewCast Technology Services Corporation (collectively, “ViewCast” or the “Company”). The Company develops industry-leading hardware and software for the capture, management, transformation and delivery of digital media over IP and mobile networks. ViewCast’s solutions simplify the complex workflows required for these tasks, allowing broadcasters, businesses and governments to reach and expand their use and distribution of their digital media easily and effectively. ViewCast’s Niagara® streaming appliances, Osprey® video capture cards, and ViewCast Media Platform (VMp™) software suite provide the highly reliable technology required to deliver the multi-platform experiences driving today’s digital media market. ViewCast markets and sells its products and professional services worldwide directly to end-users or through indirect channels including original equipment manufacturers (“OEMs”), value-added resellers (“VARs”), resellers, distributors and computer system integrators.
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
In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included for the three and six month periods ended June 30, 2010. The results for the three and six month periods ended June 30, 2010 are not necessary indicative of the results that may be expected for the full year. The unaudited financial statements included in this filing should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2009.
In March 2009, ViewCast purchased certain assets from Ancept Media Server, LLC (the “Ancept Assets”) pursuant to the terms of the Asset Purchase Agreement dated March 5, 2009, as amended, by and between ViewCast and Ancept Media Server, LLC (the “Seller”). ViewCast’s wholly-owned subsidiary, ViewCast Online Solutions, Inc., was renamed Ancept Corporation (“Ancept”) and operates this business. The lead software product, rebranded as VMp Production, is an established digital asset management (“DAM”) solution capable of supporting the needs of large enterprises, while remaining flexible and affordable to serve the needs of small to medium businesses. Fortune 1000 companies, educators, small businesses and public sector organizations have chosen Ancept to help meet their media production, management and distribution needs. The Company has an expanded global business presence and offers a complete set of solutions for the transformation, management and delivery of live and on-demand video content to broadband and mobile networks.
During the first six months of 2010, the Company incurred a net loss of $700,516 and used cash in operations of $242,578. At June 30, 2010, the Company had working capital of $1,664,494 and cash and cash equivalents of $553,006. The Company expects to obtain additional working capital by increasing revenue, maintaining reduced operating expenses which were reduced during late 2009, borrowing on its line of credit and through other initiatives that may include raising additional capital. The Company believes that these items will provide sufficient cash to fund operations for the next 12 months, however, the Company may require additional working capital to support operations and the expansion of sales channels and market distribution, to develop and introduce new products and services, to enhance existing product offerings, to address unanticipated competitive threats or technical problems, to transition adverse economic conditions and for potential acquisition transactions. There can be no assurance that additional financing will be available to the Company on acceptable terms, or at all. Additional equity financing may involve substantial dilution to our then existing stockholders. In the event the Company is unable to raise additional capital or execute other alternatives, it may be required to sell segments of the business, or substantially reduce or curtail our activities. Such actions could result in charges that could be material to ViewCast’s results of operations or financial position.

ViewCast.com, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — Continued
2. Acquisition
On March 13, 2009, the Company acquired the Ancept Assets from Seller for $1,431,422. The Company (i) paid to the Seller’s lender $1,000,000 in cash, (ii) paid to the Seller $31,422 in cash, which is the difference between $170,000 in cash less a holdback amount of $138,578 based on the difference in accounts receivables and deferred revenue as of March 13, 2009, subject to adjustment, if any, in the future based on actual collected accounts receivable, (iii) issued to Seller $400,000 in Company common stock which resulted in the issuance of 1,141,314 shares based on the weighted average closing price of the Company’s common stock for the ten trading days immediately prior to the closing of the transaction, which was $0.35 per share, and (iv) assumed deferred revenue liabilities related to the Ancept Assets. The primary purpose of the acquisition was to enable the Company to expand its global business presence with a complete portfolio of solutions that encompasses live and on-demand video encoding, management and delivery.
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

For the six months ended
June 30, 2009
(Unaudited)
Net sales	$7,659,256
Net loss applicable to common stockholders	$(2,134,016)
Basic and diluted net loss per common share applicable to common stockholders	$(0.06)
Weighted average number of common shares outstanding (basic and diluted)	34,942,050

ViewCast.com, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — Continued
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
Changes in the Company’s allowance for doubtful accounts for the three and six months ended June 30, 2009 and 2010 are as follows:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2009	2010	2009	2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Beginning balance	$103,961	$81,417	$82,317	$69,767
Bad debt expense	12,231	13,023	33,875	24,673

Ending balance	$116,192	$94,440	$116,192	$94,440

4. Inventories
Inventories consist of the following:

	December 31,	June 30,
	2009	2010
		(Unaudited)
Purchased materials	$1,077,135	$1,296,680
Finished goods	1,330,783	1,203,964
Reserve	(124,570)	(140,911)

	$2,283,348	$2,359,733

5. Intangible Assets
Intangible assets consist of the following:

	December 31,	June 30,
	2009	2010
		(Unaudited)
Customer lists	$60,000	$60,000
Non-compete agreements	24,000	24,000
Capitalized software	2,733,950	2,762,287
Patents	124,665	141,519
Less accumulated amortization	(1,407,480)	(1,632,590)

	$1,535,135	$1,355,216

ViewCast.com, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — Continued
Amortization expense consists of the following:

	For the three months ended		For the six months ended
	2009	2010	2009	2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Customer lists	$2,000	$2,000	$2,387	$4,000
Non-compete agreements	3,001	$3,000	3,581	6,000
Capitalized software	82,735	$104,507	133,076	211,300
Patents	1,573	$1,950	3,082	3,810

	$89,309	$111,457	$142,126	$225,110

Future amortization expense associated with these intangible assets is as follow:

Period ended December 31,
2010	$215,856
2011	380,053
2012	257,042
2013	144,856
2014	211,498
Thereafter	145,911

$1,355,216

6. Accrued Expenses
Accrued expenses consist of the following:

	December 31,	June 30,
	2009	2010
		(Unaudited)
Accrued compensation	$123,882	$284,727
Accrued warranty	155,850	214,123
Accrued inventory purchases	50,450	30,303
Customer deposits	28,919	74,976
Deferred rent	46,258	30,988
Deferred revenue	353,458	554,822
Accrued taxes and other	274,350	188,198

	$1,033,167	$1,378,137

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

ViewCast.com, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — Continued
The following table below shows the changes in accrued warranty expense for the three and six months ended June 30, 2009 and 2010:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2009	2010	2009	2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Beginning balance	$201,201	$180,592	$199,446	$155,850
Charged to expense	23,316	38,026	32,711	63,568
Usage	(18,989)	(4,495)	(26,629)	(5,295)

Ending balance	$205,528	$214,123	$205,528	$214,123

8. Property and Equipment
Property and equipment, at cost, consists of the following:

	Estimated
	Useful Life	December 31,	June 30,
	(Years)	2009	2010
			(Unaudited)
Service equipment	3	$242,362	$242,362
Computer equipment	2 to 7	497,139	538,906
Software	3 to 5	207,531	210,235
Leasehold improvements	1 to 5	172,697	172,697
Office furniture and equipment	5 to 7	1,284,884	1,304,606

		2,404,613	2,468,806
Less accumulated depreciation and amortization		(1,829,581)	(2,033,170)

		$575,032	$435,636

9. Line of Credit
On June 29, 2007, the Company entered into a Purchase and Sale Agreement/Security Agreement (the “Agreement”) with Amegy Bank National Association (“Amegy”), a national banking association. The Agreement provides the Company with an accounts receivable loan facility to provide a source of working capital with advances generally limited to 85% of submitted accounts receivable. Upon collection of an account receivable, the remaining fifteen percent is rebated to the Company less the Agreement’s fixed and variable discounts. The fixed discount equals 0.2% of the account receivable for the first 15 days the account receivable is outstanding plus an additional 0.2% for each additional 15 day period, up to 1.2% for receivables 76 to 90 days outstanding. The variable discount is calculated for each day that the amount advanced by Amegy is outstanding until repaid by collection of the account receivable and equals the prime rate plus 1.5% divided by 360 multiplied by the advance amount for each account receivable. The borrowing line under this facility is $1,000,000, reviewed as growth of business dictates. To secure the amounts due under the Agreement, the Company granted Amegy a security interest in all of its assets owned as of the date of the Agreement or thereafter acquired. The Company had an outstanding balance of $92,321 and $631,374 as of December 31, 2009 and June 30, 2010, respectively, under this facility.

ViewCast.com, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — Continued
10. Long-Term Debt
Since October 1998, the Company has maintained a credit facility with an entity controlled by one of its principal stockholders, Mr. H.T. Ardinger. On March 10, 2010, ViewCast.com, Inc., Osprey Technologies, Inc. and VideoWare, Inc. (jointly and severally, the “Borrower”) amended the terms and conditions of the loan and security agreement with the Ardinger Family Partnership, Ltd., which amendment was effective as of January 31, 2010. (the “Loan Agreement”) Under the amended terms, the $1,250,000 of the primary principal and $3,891,361 of the secondary principal mature December 31, 2012, subject to certain earlier payment conditions. The interest on the primary principal amount will accrue and be paid monthly based on an interest rate per annum of the greater of 5.0% or the effective prime rate plus 0.75% (4.00% as of both December 31, 2009 and June 30, 2010). Interest on the secondary principal shall accrue based on the effective Applicable Federal Rate, as defined in the Loan Agreement (which was 2.64% and 0.74% as of December 31, 2009 and June 30, 2010, respectively). Beginning July 31, 2010, minimum monthly principal payments of $21,422 will be made in addition to the monthly interest payments. Any amounts remaining on December 31, 2012 will become due on that date. The amended Loan Agreement is secured by all the assets of the Borrower.
The Company’s long-term debt consists of:

	December 31, 2009	June 30, 2010
		(Unaudited)
Aggregate of the Outstanding Principal (“Primary Principal Amount”)	$1,250,000	$1,250,000
Accrued and Outstanding Interest (“Secondary Principal Amount”)	3,891,361	3,891,361
Other debt	75,297	68,145

Total long-term debt	5,216,658	5,209,506
Less current maturities	(157,133)	(284,604)

Total long-term debt less current maturities	$5,059,525	$4,924,902

11. Warrants
On February 27, 2009, the Company entered into an amendment (the “Amendment”) to the warrant to purchase common stock, dated December 11, 2006, (the “Warrant”), by and between the Company and the Ardinger Family Partnership, Ltd. The general partner of the Ardinger Family Partnership, Ltd. is H.T. Ardinger, Jr., the Company’s largest stockholder. Pursuant to the Amendment, the Company agreed to reduce the per share Warrant exercise price to the average closing price for the five consecutive trading days ending on February 27, 2009 on the Over-The-Counter Bulletin Board in exchange for the Ardinger Family Partnership agreeing to exercise the Warrant on or prior to March 5, 2009 with the proceeds to be used by the Company for the acquisition of Ancept Assets (see Note 2). On March 5, 2009, the Ardinger Family Partnership, Ltd. exercised the outstanding Warrant to purchase 2,500,000 shares of the Company’s unregistered common stock at the amended exercise price of $0.376 per share and the Company received proceeds of $940,000. At June 30, 2010, the Company had no outstanding warrants.
12. Earnings Per Share Data
Basic earnings per share (“EPS”) is calculated by dividing net income or loss applicable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is calculated by using the weighted-average number of common shares outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the dilutive potential shares of common stock had been issued. Dilutive potential shares of common stock include convertible preferred stock, options and warrants which are exercisable based on the average market price during the period. The average market price of the common stock was $0.2254 per share during the six months ended June 30, 2010. For periods presented, the computation of diluted loss per share excludes the portion of convertible preferred stock, options and warrants that are anti-dilutive.

ViewCast.com, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — Continued
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2010	2009	2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net loss applicable to common stockholders — numerator for basic and diluted earnings per share	$(1,386,365)	$(594,883)	$(2,126,702)	$(1,110,516)

Weighted — average common shares outstanding — denominator for basic and diluted earning per share	35,824,591	36,047,159	34,488,047	36,019,861

Net loss per share:
Basic	$(0.04)	$(0.02)	$(0.06)	$(0.03)

Diluted	$(0.04)	$(0.02)	$(0.06)	$(0.03)

Anti-dilutive securities excluded from diluted earnings per share:
Stock options	4,790,435	4,573,760	4,538,935	4,436,661
Convertible preferred stock — Series B	2,206,896	2,206,896	2,206,896	2,206,896
Convertible preferred stock — Series C	3,333,333	3,333,333	3,333,333	3,333,333
Convertible preferred stock — Series E	13,333,333	13,333,333	13,333,333	13,333,333
13. Stock-Based Compensation
The Company has various stock-based employee compensation plans, which are described more fully in Note 10 of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, as amended by Amendment No. 1 thereto.
Stock-based compensation expense was $96,850 and $78,390 for the six months ended June 30, 2009 and 2010, respectively. There were 1,420,000 new options granted by the Company during the six months ended June 30, 2010. Stock-based compensation expense is based on awards ultimately expected to vest and has been reduced for estimated forfeitures.
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
At June 30, 2010, the balance of unearned stock-based compensation to be expensed in future periods related to unvested share-based awards, as adjusted for expected forfeitures, is approximately $268,000. The weighted-average period over which the unearned stock-based compensation is expected to be recognized is approximately three years.

ViewCast.com, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — Continued
The following is a summary of stock option activity from January 1, 2010 through June 30, 2010:

	Stock Options
			Weighted-
			Average
	Number	Price Per	Exercise Price
	of Shares	Share	Per Share
Outstanding at December 31, 2009	4,162,463	$0.20 – $3.52	$0.52
Granted	1,420,000	0.17	0.17
Canceled/forfeited	(448,078)	0.29 – 3.52	0.42

Outstanding at June 30, 2010	5,134,385	$0.17 – $2.50	$0.43

The following information applies to options outstanding at June 30, 2010:

		Weighted-
		Average	Weighted-		Weighted-
Range of	Outstanding at	Remaining	Average	Exercisable at	Average
Exercise	June 30,	Contractual	Exercise	June 30,	Exercise
Prices	2010	Life	Price	2010	Price
$0.01 – 1.00	4,557,335	5.3	$0.32	2,289,667	$0.40
1.01 – 2.00	497,050	0.6	$1.12	497,050	$1.12
2.01 – 3.00	80,000	0.1	$2.50	80,000	$2.50

	5,134,385	4.7	$0.43	2,866,717	$0.58

14. Income Taxes
At December 31, 2009, the Company had federal income tax net operating loss carryforwards of approximately $73,000,000, which carryfowards expire at various dates beginning in 2010. The Company is subject to limitations existing under Internal Revenue Code Section 382 (Change of Control) relating to the availability of the operating loss carryforward. The Company recognized no federal income tax benefit in the first six months of 2010 as it has recorded a valuation allowance to reduce all deferred tax assets to zero.
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
16. Preferred Stock Dividend
There were no preferred stock dividends declared or paid during the six months ended June 30, 2010 and 2009. The Series B and Series C preferred stock issues carry cumulative dividends of 8% and 9% per year, respectively, and are generally payable semi-annually in arrears in cash or in ViewCast common stock, at ViewCast’s option. Accumulated dividends at June 30, 2010 on preferred shares are: Series B-$5,466,667 and Series C-$1,557,500. Holders of Series B and Series C preferred stock have no voting rights except as required by law. The Series E preferred stock has no dividend feature.

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
Overview
ViewCast.com, Inc., doing business as ViewCast Corporation (“ViewCast” or the “Company”), develops industry-leading hardware and software for the capture, management, transformation and delivery of digital media over IP and mobile networks. ViewCast’s solutions simplify the complex workflows required for these tasks, allowing broadcasters, businesses, and governments to reach and expand their use and distribution of their digital media easily and effectively. ViewCast’s Niagara® streaming appliances, Osprey® video capture cards, and ViewCast Media Platform (VMp™) software suite provide the highly reliable technology required to deliver the multi-platform experiences driving today’s digital media market. ViewCast markets and sells its products and professional services worldwide directly to end-users or through indirect channels including original equipment manufacturers (“OEMs”), value-added resellers (“VARs”), resellers, distributors and computer system integrators. ViewCast is focused on growth by leveraging the digital media market expansion and our product solutions to capitalize on sales opportunities. We believe that emphasis on revenue and market share growth will enable us to realize long-term profitability and stockholder value.
On March 13, 2009, ViewCast completed the purchase of certain assets (the “Ancept Assets”) from Ancept Media Server, LLC (the “Seller”) related to the development and licensing of software products that provide the management of the life cycle phases of digital media pursuant to the terms of the Asset Purchase Agreement as amended, dated March 5, 2009, by and between ViewCast and the Seller. ViewCast’s wholly-owned subsidiary, ViewCast Online Solutions, Inc., was renamed Ancept Corporation (“Ancept”) and operates this business. The lead software product, rebranded as VMp Production and the core of VMp, has been an established digital asset management (“DAM”) solution capable of supporting the needs of large enterprises, while remaining flexible and affordable to serve the needs of small to medium businesses. Fortune 1000 companies, educators, small businesses and public sector organizations have chosen Ancept to help meet their media production, management and distribution needs. The combined company has an expanded global business presence and offers a complete set of solutions for the transformation, management and delivery of live and on-demand video content to broadband and mobile networks.
Critical Accounting Policies
Management’s discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. We review the accounting policies we use in reporting our financial results on a regular basis. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an on-going basis we evaluate our estimates, including those related to accounts receivable, inventories, warranty obligations, income taxes, restructuring and contingencies and litigation. Our estimates are based on historical experience and other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. In addition to the items listed above which are affected by estimates, we believe that the following are critical accounting policies used in the preparation of our consolidated financial statements:
•
Revenue Recognition — We apply provisions of Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements as revised by SAB 104, Revenue Recognition, FASB ASC 605, “Revenue Recognition” and FASB ASC 985, “Software.” Under these guidelines, we recognize revenue on transactions where persuasive evidence of an arrangement exists, title has transferred, product payment is not contingent upon performance of installation or service obligations, the price is fixed or determinable and payment is reasonably assured. We accrue warranty costs and sales allowances for promotional activities at time of shipment based on historical experience. In addition, we defer revenue associated with maintenance and support contracts and recognize revenue ratably over the contract term.

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

•
Goodwill Arising from the Acquisitions of Business - We record goodwill arising from the acquisition of a business as the excess of the purchase price over the estimated fair value of the net assets of the business acquired. In accordance with FASB ASC 350, “Intangibles — Goodwill and Other,” we are required to test goodwill for impairment annually or more frequently if circumstances indicate potential impairment. Consistent with this standard, we will review goodwill, as well as other intangible assets and long-term assets, for impairment annually or more frequently as warranted, and if circumstances indicate that the recorded value of any such other asset is impaired, such asset is written down to its new, lower fair value. If any item of goodwill or such other asset is determined to be impaired, an impairment loss would be recognized equal to the amount by which the recorded value exceeds the estimated fair market value.

ViewCast.com, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
Results of Operations
Three and Six Months Ended June 30, 2010 compared to
Three and Six Months Ended June 30, 2009.
Net Sales. During the second quarter ended June 30, 2010, net sales increased $858,947 to $4,140,541 from $3,281,594 in the second quarter 2009, representing a 26% increase. During the six months ended June 30, 2010, net sales increased $320,255 to $7,818,884 from $7,498,629 for the same period in 2009, representing a 4% increase. The overall increase during the first six months of 2010 was primarily due to an increase in Osprey® capture card revenue and the addition of Ancept-related revenues of $266,383, as noted below, which was partially offset by a decrease in Niagara® system revenue. Excluding Ancept, sales increased 3% in the North America sales region and 16% in the Pacific Rim/South America sales region, which was partially offset by a 19% decrease of sales in the Europe, Middle East and Africa (“EMEA”) sales region. ViewCast expects improvement in all regions as new personnel gain traction and as new products are introduced during the last half of the year.
Sequential sales began increasing in the fourth quarter of 2009 and continued through the first two quarters of 2010, averaging 12% for these last three quarters, with sales growths of 16%, 7% and 13%, respectively.
Osprey Product Sales. During the second quarter ended June 30, 2010, Osprey sales increased $355,869 to $2,151,189 from $1,795,320 in the second quarter 2009, representing a 20% increase from the 2009 levels and 52% of total second quarter 2010 revenue, compared to 55% in 2009. During the six months ended June 30, 2010, Osprey sales increased $829,492 to $4,435,073 from $3,605,581 for the same period in 2009, representing a 23% increase from the 2009 levels and 57% of total revenue, compared to 48% in 2009. The increase in sales for the six months ended June 30, 2010 was primarily due to increases of volume sales to integrators as their business has recovered during 2010.
ViewCast Niagara® Streaming/Encoding System Sales. During the second quarter ended June 30, 2010, combined system sales increased $492,153 to $1,517,782 from $1,025,629 in the second quarter 2009, representing a 48% increase from the 2009 levels and 37% of total second quarter 2010 revenue, compared to 31% in 2009. During the six months ended June 30, 2010, combined system sales decreased $751,597 to $2,562,413 from $3,314,010 for the same period in 2009, representing a 23% decrease from the 2009 levels and 33% of total revenue, compared to 44% in 2009. The decrease in sales for the six months ended June 30, 2010 was primarily due to a large volume of OEM sales during the first quarter 2009 compared to more typical OEM sales levels spread throughout the first two quarters of 2010 and expected to continue during 2010,
Software Licenses and Other Revenues. During the second quarter ended June 30, 2010, other revenues from software licenses, support and maintenance, professional services and net third-party product revenue increased $10,925 to $471,570 from $460,645 in the second quarter 2009, representing a 2% increase from the 2009 levels and 11% of total second quarter 2010 revenue, compared to 14% in 2009. During the six months ended June 30, 2010, other revenues increased $242,360 to $821,398 from $579,038 for the same period in 2009, representing a 42% increase from the 2009 levels and 11% of total revenue, compared to 8% in 2009. This increase was primarily due to ViewCast’s Ancept business acquired in March of 2009, which provided sales increases in software license, maintenance and support, and professional services of $31,353 and $266,383 to the three and six month periods ended June 2010, respectively. We anticipate that Other Revenue will vary quarter to quarter depending on the mix of software license and professional service revenues in addition to support and maintenance revenues that are amortized over the contract period.
Cost of Sales/Gross Profit. During the second quarter ended June 30, 2010, cost of sales increased $427,657 to $1,670,350 from $1,242,693 in the second quarter 2009, representing a 34% increase from the 2009 levels and 40% of total second quarter 2010 revenue, compared to 38% in 2009. During the second quarter ended June 30, 2010, gross profit increased $431,290 to $2,470,191 from $2,038,901 in the second quarter 2009, representing a 21% increase from the 2009 levels and 60% of total second quarter 2010 revenue, compared to 62% in 2009. During the six months ended June 30, 2010, cost of sales increased $159,325, to $2,980,055 from $2,820,730 in the same period 2009, representing a 6% increase from the 2009 levels and 38% of total revenue, compared to 38% in 2009. During the six months ended June 30, 2010, gross profit increased $160,930 to $4,838,829 from $4,677,899 in the same period in 2009, representing a 3% increase from the 2009 levels and 62% of total revenue, compared to 62% in 2009. The gross profit margin was substantially the same for the first six months of 2010 and 2009.

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
Selling, General and Administrative Expenses. During the second quarter ended June 30, 2010, selling, general and administrative expenses decreased $372,755 to $1,756,023 from $2,128,778 in the second quarter 2009, representing an 18% decrease from the 2009 levels. During the six months ended June 30, 2010, selling, general and administrative expenses decreased $1,174,092 to $3,200,801 from $4,374,893 in the same period 2009, representing a 27% decrease from the 2009 levels. The decrease reflects an overall decrease in finance and administration, sales, marketing, and customer support due to reduced headcount, advertising, public relations, and related expenses. Additionally, there were non-recurring expenses of $167,000 during the same period in 2009 related to the acquisition of the Ancept Assets.
Research and Development Expense. During the second quarter ended June 30, 2010, research and development expense, net of capitalized software development, increased $4,919 to $855,511 from $850,592 in the second quarter 2009, representing a 1% increase from the 2009 levels. During the six months ended June 30, 2010, research and development expense, net of capitalized software development, increased $246,460 to $1,833,095 from $1,586,635 in the same period in 2009, representing a 16% increase from the 2009 levels. Research and development expenses vary period to period depending on the number of product introductions planned and as new product prototypes, testing and certifications are completed.
Depreciation and Amortization Expense. During the second quarter ended June 30, 2010, depreciation and amortization expense decreased $5,277 to $199,065 from $204,342 in the second quarter 2009, representing a 3% decrease from the 2009 levels. During the six months ended June 30, 2010, depreciation and amortization expense increased $66,689 to $428,699 from $362,010 in the same period 2009, representing an 18% increase from the 2009 levels. The increase was primarily due to the amortization of acquired intangible assets in March 2009, capitalized software development costs and expenditures in 2009 for IT infrastructure, test equipment and demo gear.
Other Income (Expense). During the second quarter ended June 30, 2010, total other expenses increased $12,921 to $49,475 from $36,554 in the second quarter 2009, representing a 35% increase from the 2009 levels. During the six months ended June 30, 2010, total other expenses increased $5,687 to $76,750 from $71,063 in the same period 2009, representing an 8% increase from the 2009 levels. Interest expense for the second quarter ended June 30, 2010 increased $11,298 to $49,542 from $38,244 in the second quarter 2009, representing a 30% increase from the 2009 levels. Interest expense for the six months ended June 30, 2010 increased $3,026 to $76,913 from $73,887 in the same period 2009, representing a 4% increase from the 2009 levels. The increase in interest expense is principally due to the increase in the outstanding balance on the Amegy Bank Credit Facility (see Note 9), partially offset by a decrease of interest rates from our debt under the credit facility we have in place with Ardinger Family Partnership, Ltd. (see Note 10). Interest income was nominal for the three and six months ended June 30, 2010 and 2009 primarily due to lower interest rates and average cash balance during these periods.
Net Loss. During the second quarter ended June 30, 2010, net loss decreased $791,482 to a net loss of $389,883 from a net loss of $1,181,365 in the second quarter 2009. After increasing the net loss for stated preferred dividends of $205,000, the net loss per share applicable to the common shareholders for the second quarter of 2010 was ($0.02) per share, compared to a net loss of ($0.04) per share, for the same period in 2009. During the six months ended June 30, 2010, net loss decreased $1,016,186 to a net loss of $700,516 from a net loss of $1,716,702 in the same period 2009. After increasing the net loss for stated preferred dividends of $410,000, the net loss per share applicable to the common shareholders for the six months ended June 2010 was ($0.03) per share, compared to a net loss of ($0.06) per share, for the same period in 2009.

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
Net cash used by operating activities for the six months ended June 30, 2010 was $242,578 resulting from a net loss of $700,516, increased by non-cash operating expense of $556,762 and reduced by net cash used in operating assets and liabilities of $98,824. Cash used in operating assets and liabilities was principally due to increased accounts receivable, supplemented by an increase in inventory and prepaid expenses, which was partially offset by cash provided from increased accounts payable, accrued expenses and deposits.
Cash utilized for investing activities during the six months ended June 30, 2010 totaled $99,159 of which $53,968 of property and equipment purchased and $45,191 of software development costs capitalized.
During the six months ended June 30, 2010, ViewCast’s financing activities provided cash of $526,592 of which $539,053 was provided from an increase in the line of credit and $4,916 was provided from the proceeds from the sale of stock under the Employee Stock Purchase Plan, offset by $17,377 used for repayment of capital leases.
Since October 1998, ViewCast has maintained a credit facility with an entity controlled by one of its principal stockholders, Mr. H.T. Ardinger. On March 10, 2010, ViewCast.com, Inc., Osprey Technologies, Inc. and VideoWare, Inc. (jointly and severally, the “Borrower”) amended the terms and conditions of the loan and security agreement with the Ardinger Family Partnership, Ltd., which amendment was effective as of January 31, 2010. (the “Loan Agreement”) Under the amended terms, the $1,250,000 of the primary principal and $3,891,361 of the secondary principal mature December 31, 2012, subject to certain earlier payment conditions. The interest on the primary principal amount will accrue and be paid monthly based on an interest rate per annum of the greater of 5.0% or the effective prime rate plus 0.75% (4.00% as of both December 31, 2009 and June 30, 2010). Interest on the secondary principal shall accrue based on the effective Applicable Federal Rate, as defined in the Loan Agreement (which was 2.64% and 0.74% as of December 31, 2009 and June 30, 2010, respectively). Beginning July 31, 2010, minimum monthly principal payments of $21,422 will be made in addition to the monthly interest payments. Any amounts remaining on December 31, 2012 will become due on that date. The amended Loan Agreement is secured by all the assets of the Borrower.
In June 2007, ViewCast entered into a Purchase and Sale Agreement/Security Agreement with Amegy Bank National Association, a national banking association. This agreement provides ViewCast with an account up to $1,000,000 receivable loan facility to provide a source of working capital. As of June 30, 2010, we have an outstanding balance of $631,374 under this facility.
There were no preferred stock dividends declared, accrued or paid during the first six months of 2010. The Series B and Series C preferred stock issues carry stated cumulative dividends of 8% and 9% per year, respectively, and are generally payable semi-annually in arrears in cash or in ViewCast common stock, at ViewCast’s option. Cumulative dividends in arrears on preferred shares are approximately: Series B-$5,466,667 and Series C-$1,557,500.
During the first six months of 2010, ViewCast incurred a net loss of $700,516 and used cash in operations of $242,578. At June 30, 2010, ViewCast had working capital of $1,664,494 and cash and cash equivalents of $553,006. ViewCast expects to obtain additional working capital by increasing sales, maintaining reduced operating expenses, borrowing under its loan facilities and through other initiatives that may include raising additional equity. Our sales volume began to recover during the fourth quarter of 2009 and expect that trend to continue for the rest of 2010 year. We can now see evidence of increases in sales of all product lines taking hold as sequential sales growth has averaged 12% for the last three quarters, with sales growths of 16%, 7% and 13%, respectively from the fourth quarter 2009 through the second quarter 2010. ViewCast utilizes significant capital to design, develop and commercialize its products and intends to fund its operating activities and sales growth during the next twelve months by utilizing existing cash, cash contributed from operations and its available working capital lines of credit. ViewCast anticipates it may require additional working capital during 2010 to support the expansion of sales channels and market distribution, to develop and introduce new products and services, to enhance existing product offerings, to address unanticipated competitive threats or technical problems, to transition adverse economic conditions, to service its debt and for potential acquisition transactions.

ViewCast.com, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
ViewCast utilizes significant capital to design, develop and commercialize its products and intends to fund its 2010 operating activities and sales growth by utilizing existing cash, cash provided from operations and working capital lines of credit to the extent possible. ViewCast believes that these items will provide sufficient cash to fund operations for the next 12 months. However, ViewCast may require additional working capital during the next year to support operations and the expansion of sales channels and market distribution, to develop and introduce new products and services, to enhance existing product offerings, to address unanticipated competitive threats or technical problems, to transition adverse economic conditions and for potential acquisition transactions. There can be no assurance that additional financing will be available to ViewCast on acceptable terms, or at all. Additional equity financing may involve substantial dilution to our then existing stockholders. In the event ViewCast is unable to raise additional capital or execute other alternatives, it may be required to sell segments of the business or substantially reduce or curtail our activities. Such actions could result in charges that could be material to ViewCast’s results of operations or financial position.
At June 30, 2010, ViewCast had no material commitments for capital expenditures.
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
Evaluation of Disclosure Controls and Procedures
Our disclosure controls and procedures (as defined in Rule 13a-15(e)) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are designed to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. As required by Rule 13a-15(b) under the Exchange Act, our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period for which this Quarterly Report on Form 10-Q is filed. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2010, our disclosure controls and procedures were effective in providing such reasonable assurance.
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
On January 11, 2010, we entered into an agreement with National Securities Corporation pursuant to which National Securities Corporation would provide financial advisory services to us. As partial payment for such services, on March 10, 2010, we issued 147,059 shares of our common stock, valued at $25,000 as of January 11, 2010, to National Securities Corporation and one of its principals pursuant to the exemption from registration set forth in Section 4(2) of the Securities Act of 1933, as amended.

Item 3.	Defaults Upon Senior Securities
(None)

Item 4.	Reserved

Item 5.	Other Information
(a)	(None)
(b)	(None)

Item 6.	Exhibits
See Exhibit Index.

SIGNATURES
Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ViewCast.com, Inc. (Registrant)
BY:

Date: August 16, 2010		/s/ David T. Stoner
David T. Stoner
Chief Executive Officer Principal Executive Officer

Date: August 16, 2010		/s/ Laurie L. Latham
Laurie L. Latham
Chief Financial Officer Principal Financial and Accounting Officer

EXHIBIT INDEX

Exhibit
Number

10.47
Amended and Restated Employment Agreement by and between ViewCast.com, Inc. and David T. Stoner, amended and restated as of May 18, 2010, filed as Exhibit 10.45 to the Company’s Current Report on Form 8-K filed on May 21, 2010, is incorporated herein by reference as Exhibit 10.47.

10.48
Amended and Restated Employment Agreement by and between ViewCast.com, Inc. and Laurie L Latham, amended and restated as of May 18, 2010, filed as Exhibit 10.46 to the Company’s Current Report on Form 8-K filed on May 21, 2010, is incorporated herein by reference as Exhibit 10.48.

31.1	Principal Executive Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 is attached to this Form 10-Q as Exhibit 31.1.

31.2	Principal Financial Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 is attached to this Form 10-Q as Exhibit 31.2.

32.1	Principal Executive Officer’s Certification furnished Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is attached to this Form 10-Q as Exhibit 32.1.

32.2	Principal Financial Officer’s Certification furnished Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is attached to this Form 10-Q as Exhibit 32.2.