Form 10-Q
period 2010-09-30
VIEWCAST COM INC
filed 2010-11-15
CIK 921313

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission file number: 000-29020
ViewCast.com, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	75-2528700 (I.R.S. Employer Identification No.)

3701 W. Plano Parkway, Suite 300, Plano, TX (Address of principal executive offices)	75075 (Zip Code)
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.
As of October 31, 2010, there were 36,065,471 outstanding shares of common stock, par value $0.0001 per share.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
VIEWCAST.COM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2009	2010
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$368,151	$872,347
Accounts receivable, less allowance for doubtful accounts of $69,767 and $69,878 at December 31, 2009 and September 30, 2010, respectively	1,208,929	2,041,233
Inventories, net	2,283,348	2,163,203
Prepaid expenses	208,804	239,575

Total current assets	4,069,232	5,316,358

Property and equipment, net	575,032	385,071
Goodwill	620,002	620,002
Intangible assets, net	1,535,135	1,247,365
Deposits	48,433	32,637

Total assets	$6,847,834	$7,601,433

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Line of credit	$92,321	$875,568
Accounts payable	730,395	947,714
Accrued expenses	679,709	987,952
Deferred revenue	353,458	425,430
Current maturities of long-term debt and stockholder notes payable	157,133	283,689

Total current liabilities	2,013,016	3,520,353

Long-term debt, less current maturities	46,698	33,651
Stockholder notes payable, less current maturities	5,012,827	4,820,026

Total liabilities	7,072,541	8,374,030

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, $0.0001 par value, authorized 5,000,000 shares:
Series B convertible — issued and outstanding shares — 800,000 — liquidation value of $16 and $17 per share as of December 31, 2009 and September 30, 2010, respectively	80	80
Series C convertible — issued and outstanding shares — 200,000 — liquidation value of $32 and $33 per share as of December 31, 2009 and September 30, 2010, respectively	20	20
Series E convertible — issued and outstanding shares — 80,000 — liquidation value of $105 per share as of December 31, 2009 and September 30, 2010	8	8
Common stock, $0.0001 par value, authorized 100,000,000 shares:
Issued shares — 36,126,306 and 36,309,048 at December 31, 2009 and September 30, 2010, respectively	3,613	3,630
Additional paid-in capital	71,705,762	71,850,666
Accumulated deficit	(71,922,284)	(72,615,095)
Treasury stock, 261,497 shares at cost	(11,906)	(11,906)

Total stockholders’ deficit	(224,707)	(772,597)

Total liabilities and stockholders’ deficit	$6,847,834	$7,601,433

The accompanying notes are an integral part of these condensed consolidated statements.

VIEWCAST.COM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2009	2010	2009	2010

Net sales	$2,961,865	$4,546,551	$10,460,494	$12,365,435

Cost of sales	1,031,559	1,813,220	3,852,289	4,793,275

Gross profit	1,930,306	2,733,331	6,608,205	7,572,160

Operating expenses:
Selling, general and administrative	1,713,214	1,494,843	6,088,107	4,695,644
Research and development	752,374	997,469	2,339,009	2,830,564
Depreciation and amortization	207,585	189,902	569,595	618,601

Total operating expenses	2,673,173	2,682,214	8,996,711	8,144,809

Operating income (loss)	(742,867)	51,117	(2,388,506)	(572,649)

Other income (expense):
Interest expense (including $43,190, $20,669, $112,986, and $64,810 of expense to related parties, respectively)	(44,782)	(49,126)	(118,669)	(126,039)
Interest income	1,498	209	4,322	372
Gain on disposal of fixed assets	3,975	5,505	3,975	5,505

Total other expense, net	(39,309)	(43,412)	(110,372)	(120,162)

Provision for income taxes	—	—	—	—

NET INCOME (LOSS)	$(782,176)	$7,705	$(2,498,878)	$(692,811)

Preferred stock dividends	(205,000)	(205,000)	(615,000)	(615,000)

Net loss applicable to common stockholders	$(987,176)	$(197,295)	$(3,113,878)	$(1,307,811)

Net loss per share
Basic and Diluted	$(0.03)	$(0.01)	$(0.09)	$(0.04)

Weighted average number of common shares outstanding
Basic and Diluted	35,832,230	36,047,551	34,937,662	36,029,193

The accompanying notes are an integral part of these condensed consolidated statements.

VIEWCAST.COM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010
(UNAUDITED)

	Series B		Series C		Series E
	Convertible		Convertible		Convertible				Additional			Total
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated	Treasury	Stockholders’
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Shares	Par Value	Capital	Deficit	Stock	Deficit

Balances, December 31, 2009	800,000	$80	200,000	$20	80,000	$8	36,126,306	$3,613	$71,705,762	$(71,922,284)	$(11,906)	$(224,707)

Stock based compensation expense	—	—	—	—	—	—	—	—	115,005	—	—	115,005

Employee stock purchase plan issuance	—	—	—	—	—	—	35,683	3	4,913	—	—	4,916

Stock issued for services	—	—	—	—	—	—	147,059	14	24,986	—	—	25,000

Net loss	—	—	—	—	—	—	—	—	—	(692,811)	—	(692,811)

Balances, September 30, 2010	800,000	$80	200,000	$20	80,000	$8	36,309,048	$3,630	$71,850,666	$(72,615,095)	$(11,906)	$(772,597)

The accompanying notes are an integral part of this condensed consolidated statement.

VIEWCAST.COM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the nine months ended
	September 30,
	2009	2010
Operating activities:
Net loss	$(2,498,878)	$(692,811)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	43,015	111
Depreciation of property and equipment	330,419	283,442
Amortization of intangible assets	239,176	335,159
Stock based compensation expense	150,087	115,005
Loss (gain) on disposition of property and equipment	973	(5,505)
Stock issued for services	—	25,000
Changes in operating assets and liabilities: (net of effect of acquisition)
Accounts receivable	1,583,141	(832,415)
Inventories	413,689	120,145
Prepaid expenses	106,635	(30,771)
Deposits	(259)	15,796
Accounts payable	(241,402)	217,319
Accrued expenses	(445,940)	308,243
Deferred revenue	311,296	71,972
Stockholder accrued interest	(169,846)	—

Net cash used in operating activities	(177,894)	(69,310)

Investing activities:
Capitalized software development and patent costs	(397,960)	(47,389)
Purchase of property and equipment	(180,384)	(83,646)
Cash paid for acquisition	(1,031,422)	—
Proceeds from disposition of property and equipment	—	5,895

Net cash used in investing activities	(1,609,766)	(125,140)

Financing activities:
Proceeds from sale of common stock	8,560	4,916
Proceeds from exercise of employee stock options	2,850	—
Net proceeds from exercise of warrants	940,000	—
Net proceeds from line of credit	—	783,247
Repayments of long-term debt including $0 and $64,267 (unaudited) to related party	(24,721)	(89,517)

Net cash provided by financing activities	926,689	698,646

Net increase (decrease) in cash and cash equivalents	(860,971)	504,196

Cash and cash equivalents, beginning of period	1,579,683	368,151

Cash and cash equivalents, end of period	$718,712	$872,347

Supplemental cash flow information:
Cash paid for interest	$288,515	$126,039

Non-cash items:
Stock issued for acquisition	$400,000	$—
Acquisition of property and equipment under capital leases	$33,152	$10,225
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
In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included for the three and nine month periods ended September 30, 2010. The condensed consolidated balance sheet of the Company as of December 31, 2009 has been derived from the audited consolidated balance sheet as of that date. The results for the three and nine month periods ended September 30, 2010 are not necessary indicative of the results that may be expected for the full year. The unaudited financial statements included in this filing should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s annual report on Form 10-K as amended by Amendment No. 1 thereto for the year ended December 31, 2009.
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
During the nine months of 2010, the Company incurred a net loss of $692,811 and used cash in operations of $69,310. At September 30, 2010, the Company had working capital of $1,796,005 and cash and cash equivalents of $872,347. The Company expects to obtain additional working capital by increasing revenue, maintaining reduced operating expenses which were reduced during late 2009, borrowing on its line of credit and through other initiatives that may include raising additional capital. The Company believes that these items will provide sufficient cash to fund operations for the next 12 months, however, the Company may require additional working capital to support operations and the expansion of sales channels and market distribution, to develop and introduce new products and services, to enhance existing product offerings, to address unanticipated competitive threats or technical problems, to transition adverse economic conditions and for potential acquisition transactions. There can be no assurance that additional financing will be available to the Company on acceptable terms, or at all. Additional equity financing may involve substantial dilution to our then existing stockholders. In the event the Company is unable to raise additional capital or execute other alternatives, it may be required to sell segments of the business, or substantially reduce or curtail our activities. Such actions could result in charges that could be material to ViewCast’s results of operations or financial position.

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

For the nine months ended
September 30, 2009
(Unaudited)

Net sales	$10,621,121
Net loss applicable to common stockholders	(3,121,192)
Basic and diluted net loss per common share applicable to common stockholders	$(0.09)
Weighted average number of common shares outstanding (basic and diluted)	35,238,667

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
Changes in the Company’s allowance for doubtful accounts for the three and nine months ended September 30, 2009 and 2010 are as follows:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2009	2010	2009	2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Beginning balance	$116,192	$94,440	$82,317	$69,767
Bad debt expense	9,140	(24,562)	43,015	111

Ending balance	$125,332	$69,878	$125,332	$69,878

4. Inventories
Inventories consist of the following:

	December 31,	September 30,
	2009	2010
		(Unaudited)
Purchased materials	$1,077,135	$1,204,626
Finished goods	1,330,783	1,159,337
Reserve	(124,570)	(200,760)

	$2,283,348	$2,163,203

5. Intangible Assets
Intangible assets consist of the following:

	December 31,	September 30,
	2009	2010
		(Unaudited)
Customer lists	$60,000	$60,000
Non-compete agreements	24,000	24,000
Capitalized software	2,733,950	2,762,287
Patents	124,665	143,717
Less accumulated amortization	(1,407,480)	(1,742,639)

	$1,535,135	$1,247,365

ViewCast.com, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — Continued
Future amortization expense associated with these intangible assets is as follow:

Period ended December 31,

2010	$105,840
2011	380,535
2012	257,524
2013	145,338
2014	212,218
Thereafter	145,910

$1,247,365

6. Accrued Expenses
Accrued expenses consist of the following:

	December 31,	September 30,
	2009	2010
		(Unaudited)
Accrued compensation	$123,882	$281,152
Accrued warranty	155,850	173,252
Accrued inventory purchases	50,450	205,114
Customer deposits	28,919	28,557
Deferred rent	46,258	23,187
Accrued taxes and other	274,350	276,690

	$679,709	$987,952

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
The following table below shows the changes in accrued warranty expense for the three and nine months ended September 30, 2009 and 2010:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2009	2010	2009	2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Beginning balance	$205,528	$214,123	$199,446	$155,850
Charged to expense	13,856	8,790	46,567	72,358
Usage	(10,755)	(49,661)	(37,384)	(54,956)

Ending balance	$208,629	$173,252	$208,629	$173,252

ViewCast.com, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — Continued
8. Property and Equipment
Property and equipment, at cost, consists of the following:

	Estimated
	Useful Life	December 31,	September 30,
	(Years)	2009	2010
			(Unaudited)
Service equipment	3	$242,362	$242,362
Computer equipment	2 to 7	497,139	554,605
Software	3 to 5	207,531	207,907
Leasehold improvements	1 to 5	172,697	172,697
Office furniture and equipment	5 to 7	1,284,884	1,317,962

		2,404,613	2,495,533

Less accumulated depreciation and amortization		(1,829,581)	(2,110,462)

		$575,032	$385,071

9. Line of Credit
On June 29, 2007, the Company entered into a Purchase and Sale Agreement/Security Agreement (the “Agreement”) with Amegy Bank National Association (“Amegy”), a national banking association. The Agreement provides the Company with an accounts receivable loan facility to provide a source of working capital with advances generally limited to 85% of submitted accounts receivable. Upon collection of an account receivable, the remaining fifteen percent is rebated to the Company less the Agreement’s fixed and variable discounts. The fixed discount equals 0.2% of the account receivable for the first 15 days the account receivable is outstanding plus an additional 0.2% for each additional 15 day period, up to 1.2% for receivables 76 to 90 days outstanding. The variable discount is calculated for each day that the amount advanced by Amegy is outstanding until repaid by collection of the account receivable and equals the prime rate plus 1.5% divided by 360 multiplied by the advance amount for each account receivable. The borrowing line under this facility is $1,000,000, reviewed as growth of business dictates. To secure the amounts due under the Agreement, the Company granted Amegy a security interest in all of its assets owned as of the date of the Agreement or thereafter acquired. The Company had an outstanding balance of $92,321 and $875,568 as of December 31, 2009 and September 30, 2010, respectively, under this facility.
10. Long-Term Debt
Since October 1998, the Company has maintained a credit facility with an entity controlled by one of its principal stockholders, Mr. H.T. Ardinger. On March 10, 2010, ViewCast.com, Inc., Osprey Technologies, Inc. and VideoWare, Inc. (jointly and severally, the “Borrower”) amended the terms and conditions of the loan and security agreement with the Ardinger Family Partnership, Ltd., which amendment was effective as of January 31, 2010 (the “Loan Agreement”). Under the amended terms, the $1,250,000 of the primary principal and $3,891,361 of the secondary principal mature December 31, 2012, subject to certain earlier payment conditions. The interest on the primary principal amount will accrue and be paid monthly based on an interest rate per annum of the greater of 5.0% or the effective prime rate plus 0.75% (4.00% as of both December 31, 2009 and September 30, 2010). Interest on the secondary principal shall accrue based on the effective Applicable Federal Rate, as defined in the Loan Agreement (which was 2.64% and 0.46% as of December 31, 2009 and September 30, 2010, respectively). Beginning July 31, 2010, minimum monthly principal payments of $21,422 were made in addition to the monthly interest payments. Any amounts remaining on December 31, 2012 will become due on that date. The amended Loan Agreement is secured by all the assets of the Borrower.

ViewCast.com, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — Continued
The Company’s long-term debt consists of:

	December 31, 2009	September 30, 2010
		(Unaudited)
Primary Principal Amount	$1,250,000	$1,185,733
Secondary Principal Amount	3,891,361	3,891,361
Other debt	75,297	60,272

Total long-term debt	5,216,658	5,137,366
Less current maturities	(157,133)	(283,689)

Total long-term debt less current maturities	$5,059,525	$4,853,677

11. Warrants
On February 27, 2009, the Company entered into an amendment (the “Amendment”) to the warrant to purchase common stock, dated December 11, 2006, (the “Warrant”), by and between the Company and the Ardinger Family Partnership, Ltd. The general partner of the Ardinger Family Partnership, Ltd. is H.T. Ardinger, Jr., the Company’s largest stockholder. Pursuant to the Amendment, the Company agreed to reduce the per share Warrant exercise price to the average closing price for the five consecutive trading days ending on February 27, 2009 on the Over-The-Counter Bulletin Board in exchange for the Ardinger Family Partnership agreeing to exercise the Warrant on or prior to March 5, 2009 with the proceeds to be used by the Company for the acquisition of Ancept Assets (see Note 2). On March 5, 2009, the Ardinger Family Partnership, Ltd. exercised the outstanding Warrant to purchase 2,500,000 shares of the Company’s unregistered common stock at the amended exercise price of $0.376 per share and the Company received proceeds of $940,000. At September 30, 2010, the Company had no outstanding warrants.
12. Earnings Per Share Data
Basic earnings per share (“EPS”) is calculated by dividing net income or loss applicable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is calculated by using the weighted-average number of common shares outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the dilutive potential shares of common stock had been issued. Dilutive potential shares of common stock include convertible preferred stock, options and warrants which are exercisable based on the average market price during the period. The average market price of the common stock was $0.2385 per share during the nine months ended September 30, 2010. For periods presented, the computation of diluted loss per share excludes the portion of convertible preferred stock, options and warrants that are anti-dilutive.

ViewCast.com, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — Continued
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2010	2009	2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net loss applicable to common stockholders
- numerator for basic and diluted earnings per share	$(987,176)	$(197,295)	$(3,113,878)	$(1,307,811)

Weighted — average common shares outstanding
- denominator for basic and dilluted earning per share	35,832,230	36,047,551	34,937,662	36,029,193

Net loss per share:
Basic	$(0.03)	$(0.01)	$(0.09)	$(0.04)

Diluted	$(0.03)	$(0.01)	$(0.09)	$(0.04)

Anti-dilutive securities excluded from diluted earnings per share:
Stock options	5,286,660	5,194,385	4,652,985	4,641,092
Convertible preferred stock — Series B	2,206,896	2,206,896	2,206,896	2,206,896
Convertible preferred stock — Series C	3,333,333	3,333,333	3,333,333	3,333,333
Convertible preferred stock — Series E	13,333,333	13,333,333	13,333,333	13,333,333
13. Stock-Based Compensation
The Company has various stock-based employee compensation plans, which are described more fully in Note 10 of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, as amended by Amendment No. 1 thereto.
Stock-based compensation expense was $150,087 and $115,005 for the nine months ended September 30, 2009 and 2010, respectively. There were 1,640,000 new options granted by the Company during the nine months ended September 30, 2010. Stock-based compensation expense is based on awards ultimately expected to vest and has been reduced for estimated forfeitures.
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
At September 30, 2010, the balance of unearned stock-based compensation to be expensed in future periods related to unvested share-based awards, as adjusted for expected forfeitures, is approximately $267,000. The weighted-average period over which the unearned stock-based compensation is expected to be recognized is approximately three years.

ViewCast.com, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — Continued
The following is a summary of stock option activity from January 1, 2010 through September 30, 2010:

	Stock Options
			Weighted-
			Average
	Number	Price Per	Exercise Price
	of Shares	Share	Per Share
Outstanding at December 31, 2009	4,162,463	$0.20 - $3.52	$0.52
Granted	1,640,000	0.17 - 0.26	0.18
Canceled/forfeited	(548,078)	0.17 - 3.52	0.71

Outstanding at September 30, 2010	5,254,385	$0.17 - $1.81	$0.39

The following information applies to options outstanding at September 30, 2010:

		Weighted-
		Average	Weighted-		Weighted-
Range of	Outstanding at	Remaining	Average	Exercisable at	Average
Exercise	September 30,	Contractual	Exercise	September 30,	Exercise
Prices	2010	Life	Price	2010	Price
$0.01 - 1.00	4,757,335	5.1	$0.32	2,654,287	$0.39
1.01 - 2.00	497,050	0.4	$1.12	497,050	$1.12

	5,254,385	4.7	$0.39	3,151,337	$0.51

14. Income Taxes
At December 31, 2009, the Company had federal income tax net operating loss carryforwards of approximately $73,000,000, which carryfowards expire at various dates beginning in 2010. The Company is subject to limitations existing under Internal Revenue Code Section 382 (Change of Control) relating to the availability of the operating loss carryforward. The Company recognized no federal income tax benefit in the nine months of 2010 as it has recorded a valuation allowance to reduce all deferred tax assets to zero.
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
16. Preferred Stock Dividend
There were no preferred stock dividends declared or paid during the nine months ended September 30, 2010 and 2009. The Series B and Series C preferred stock issues carry cumulative dividends of 8% and 9% per year, respectively, and are generally payable semi-annually in arrears in cash or in ViewCast common stock, at ViewCast’s option. Accumulated dividends at September 30, 2010 on preferred shares are: Series B-$5,626,667 and Series C-$1,602,500. The Series E preferred stock has no dividend feature.

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

ViewCast.com, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations —
Continued
Results of Operations
Three and Nine Months Ended September 30, 2010 compared to
Three and Nine Months Ended September 30, 2009.
Net Sales. During the third quarter ended September 30, 2010, net sales increased $1,584,686 to $4,546,551 from $2,961,865 in the third quarter 2009, representing a 54% increase. During the nine months ended September 30, 2010, net sales increased $1,904,941 to $12,365,435 from $10,460,494 for the same period in 2009, representing an 18% increase. The increase during the first nine months of 2010 was primarily due to an increase in Osprey® capture card revenue and the addition of Ancept-related revenues of $399,973. The increase in the third quarter was primarily due to increase in Osprey capture card revenue, ViewCast Niagara streaming / encoding system sales and Ancept-related revenue. Osprey and Niagara combined sales increased 26% in the North America sales region and 8% in the Pacific Rim/South America sales region, which was partially offset by a 14% decrease of sales in the Europe, Middle East and Africa (“EMEA”) sales region. ViewCast expects improvement in all regions as new personnel gain traction and as new products are introduced during the last quarter of the year.
Sequential sales began increasing in the fourth quarter of 2009 and continued through the first three quarters of 2010, averaging 12% for these last four quarters, with sequential quarterly sales growth of 16%, 7%, 13% and 10%, respectively.
Osprey Product Sales. During the third quarter ended September 30, 2010, Osprey sales increased $627,230 to $2,704,832 from $2,077,602 in the third quarter 2009, representing a 30% increase from the 2009 levels and 60% of total third quarter 2010 revenue, compared to 70% in 2009. During the nine months ended September 30, 2010, Osprey sales increased $1,456,722 to $7,139,905 from $5,683,183 for the same period in 2009, representing a 26% increase from the 2009 levels and 58% of total revenue, compared to 54% in 2009. The increase in sales for the nine months ended September 30, 2010 was primarily due to increases of volume sales to integrators as their business has recovered during 2010.
ViewCast Niagara® Streaming/Encoding System Sales. During the third quarter ended September 30, 2010, combined system sales increased $822,925 to $1,355,757 from $532,832 in the third quarter 2009, representing a 154% increase from the 2009 levels and 30% of total third quarter 2010 revenue, compared to 18% in 2009. During the nine months ended September 30, 2010, combined system sales increased $71,328 to $3,918,170 from $3,846,842 for the same period in 2009, representing a 2% increase from the 2009 levels and 32% of total revenue, compared to 37% in 2009. The increase in sales for the nine months ended September 30, 2010 was primarily due to OEM sales levels spread throughout the first three quarters of 2010 and expected to continue during 2010.
Software Licenses and Other Revenues. During the third quarter ended September 30, 2010, other revenues from software licenses, support and maintenance, professional services and net third-party product revenue increased $134,531 to $485,962 from $351,431 in the third quarter 2009, representing a 38% increase from the 2009 levels and 11% of total third quarter 2010 revenue, compared to 12% in 2009. During the nine months ended September 30, 2010, other revenues increased $376,891 to $1,307,360 from $930,469 for the same period in 2009, representing a 41% increase from the 2009 levels and 11% of total revenue, compared to 9% in 2009. This increase was primarily due to ViewCast’s Ancept business acquired in March of 2009, which provided sales increases in software license, maintenance and support, and professional services of $133,590 and $399,973 to the three and nine month periods ended September 2010, respectively. We anticipate that Other Revenue will vary quarter to quarter depending on the mix of software license and professional service revenues in addition to support and maintenance revenues that are amortized over the contract period.
Cost of Sales/Gross Profit. During the third quarter ended September 30, 2010, cost of sales increased $781,661 to $1,813,220 from $1,031,559 in the third quarter 2009, representing a 76% increase from the 2009 levels and 40% of total third quarter 2010 revenue, compared to 35% in 2009. During the third quarter ended September 30, 2010, gross profit increased $803,025 to $2,733,331 from $1,930,306 in the third quarter 2009, representing a 42% increase from the 2009 levels and 60% of total third quarter 2010 revenue, compared to 65% in 2009. During the nine months ended September 30, 2010, cost of sales increased $940,986, to $4,793,275 from $3,852,289 in the same period 2009, representing a 24% increase from the 2009 levels and 39% of total revenue, compared to 37% in 2009. During the nine months ended September 30, 2010, gross profit increased $963,955 to $7,572,160 from $6,608,205 in the same period in 2009, representing a 15% increase from the 2009 levels and 61% of total revenue, compared to 63% in 2009. The decrease in gross profit margin percentage was primarily due to increased volume purchases.

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
Selling, General and Administrative Expenses. During the third quarter ended September 30, 2010, selling, general and administrative expenses decreased $218,371 to $1,494,843 from $1,713,214 in the third quarter 2009, representing a 13% decrease from the 2009 levels. During the nine months ended September 30, 2010, selling, general and administrative expenses decreased $1,392,463 to $4,695,644 from $6,088,107 in the same period 2009, representing a 23% decrease from the 2009 levels. The decrease reflects an overall decrease in finance and administration, sales, marketing, and customer support due to reduced headcount, advertising, public relations, and related expenses. Additionally, there were non-recurring expenses of $167,000 during the same period in 2009 related to the acquisition of the Ancept Assets.
Research and Development Expense. During the third quarter ended September 30, 2010, research and development expense, net of capitalized software development, increased $245,095 to $997,469 from $752,374 in the third quarter 2009, representing a 33% increase from the 2009 levels. During the nine months ended September 30, 2010, research and development expense, net of capitalized software development, increased $491,555 to $2,830,564 from $2,339,009 in the same period in 2009, representing a 21% increase from the 2009 levels. Research and development expenses vary period to period depending on the number of product introductions planned and as new product prototypes, testing and certifications are completed.
Depreciation and Amortization Expense. During the third quarter ended September 30, 2010, depreciation and amortization expense decreased $17,683 to $189,902 from $207,585 in the third quarter 2009, representing a 9% decrease from the 2009 levels. During the nine months ended September 30, 2010, depreciation and amortization expense increased $49,006 to $618,601 from $569,595 in the same period 2009, representing a 9% increase from the 2009 levels. The increase was primarily due to the amortization of acquired intangible assets in March 2009, capitalized software development costs and expenditures in 2009 for IT infrastructure, test equipment and demo gear.
Other Income (Expense). During the third quarter ended September 30, 2010, total other expenses increased $4,103 to $43,412 from $39,309 in the third quarter 2009, representing a 10% increase from the 2009 levels. During the nine months ended September 30, 2010, total other expenses increased $9,790 to $120,162 from $110,372 in the same period 2009, representing a 9% increase from the 2009 levels. Interest expense for the third quarter ended September 30, 2010 increased $4,344 to $49,126 from $44,782 in the third quarter 2009, representing a 10% increase from the 2009 levels. Interest expense for the nine months ended September 30, 2010 increased $7,370 to $126,039 from $118,669 in the same period 2009, representing a 6% increase from the 2009 levels. The increase in interest expense is principally due to the increase in the outstanding balance on the Amegy Bank Credit Facility (see Note 9), partially offset by a decrease of interest rates from our debt under the credit facility we have in place with Ardinger Family Partnership, Ltd. (see Note 10). Interest income was nominal for the three and nine months ended September 30, 2010 and 2009 primarily due to lower interest rates and average cash balance during these periods.
Net Income / Loss. During the third quarter ended September 30, 2010, net income increased $789,881 to net income of $7,705 from a net loss of $782,176 in the third quarter 2009. After decreasing the net income for stated preferred dividends of $205,000, the net loss per share applicable to the common shareholders for the third quarter of 2010 was ($0.01) per share, compared to a net loss of ($0.03) per share, for the same period in 2009. During the nine months ended September 30, 2010, net loss decreased $1,806,067 to a net loss of $692,811 from a net loss of $2,498,878 in the same period 2009. After increasing the net loss for stated preferred dividends of $615,000, the net loss per share applicable to the common shareholders for the nine months ended September 30, 2010 was ($0.04) per share, compared to a net loss of ($0.09) per share, for the same period in 2009.

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
Net cash used by operating activities for the nine months ended September 30, 2010 was $69,310 resulting from a net loss of $692,811, offset by non-cash operating expense of $753,212 and reduced by net cash used in operating assets and liabilities of $129,711. Cash used in operating assets and liabilities was principally due to increased accounts receivable and prepaid expenses supplemented by decreased deferred revenue, which was partially offset by cash provided from increased accounts payable, accrued expenses and decreased inventory and deposits.
Cash utilized for investing activities during the nine months ended September 30, 2010 totaled $125,140 of which $83,646 was used for property and equipment purchased and $47,389 was due to capitalization of software development costs.
During the nine months ended September 30, 2010, ViewCast’s financing activities provided cash of $698,646 of which $783,247 was provided from an increase in the line of credit and $4,916 was provided from the proceeds from the sale of stock under the Employee Stock Purchase Plan, partially offset by $89,517 used for repayment of the related-party credit facility noted below and capital leases.
Since October 1998, ViewCast has maintained a credit facility with an entity controlled by one of its principal stockholders, Mr. H.T. Ardinger. On March 10, 2010, ViewCast.com, Inc., Osprey Technologies, Inc. and VideoWare, Inc. (jointly and severally, the “Borrower”) amended the terms and conditions of the loan and security agreement with the Ardinger Family Partnership, Ltd., which amendment was effective as of January 31, 2010 (the “Loan Agreement”). Under the amended terms, the $1,250,000 of the primary principal and $3,891,361 of the secondary principal mature December 31, 2012, subject to certain earlier payment conditions. The interest on the primary principal amount will accrue and be paid monthly based on an interest rate per annum of the greater of 5.0% or the effective prime rate plus 0.75% (4.00% as of both December 31, 2009 and September 30, 2010). Interest on the secondary principal shall accrue based on the effective Applicable Federal Rate, as defined in the Loan Agreement (which was 2.64% and 0.46% as of December 31, 2009 and September 30, 2010, respectively). Beginning July 31, 2010, minimum monthly principal payments of $21,422 were made in addition to the monthly interest payments. Any amounts remaining on December 31, 2012 will become due on that date. The amended Loan Agreement is secured by all the assets of the Borrower.
In June 2007, ViewCast entered into a Purchase and Sale Agreement/Security Agreement with Amegy Bank National Association, a national banking association. This agreement provides ViewCast with an account up to $1,000,000 receivable loan facility to provide a source of working capital. As of September 30, 2010, we have an outstanding balance of $875,568 under this facility.
There were no preferred stock dividends declared, accrued or paid during the nine months of 2010. The Series B and Series C preferred stock issues carry stated cumulative dividends of 8% and 9% per year, respectively, and are generally payable semi-annually in arrears in cash or in ViewCast common stock, at ViewCast’s option. Cumulative dividends in arrears on preferred shares are: Series B-$5,626,667 and Series C-$1,602,500.
During the nine months of 2010, ViewCast incurred a net loss of $692,811 and used cash in operations of $69,310. At September 30, 2010, ViewCast had working capital of $1,796,005 and cash and cash equivalents of $872,347. ViewCast expects to obtain additional working capital by increasing sales, maintaining reduced operating expenses, borrowing under its loan facilities and through other initiatives that may include raising additional equity. Our sales volume began to recover during the fourth quarter of 2009 and expect that trend to continue for the rest of 2010 year. We can now see evidence of increases in sales of all product lines taking hold as sequential sales growth has averaged 12% for the last four quarters, with sales growths of 16%, 7%, 13% and 10%, respectively from the fourth quarter 2009 through the third quarter 2010. ViewCast utilizes significant capital to design, develop and

ViewCast.com, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations —
Continued
commercialize its products and intends to fund its operating activities and sales growth during the next twelve months by utilizing existing cash, cash contributed from operations and its available working capital lines of credit. ViewCast anticipates it may require additional working capital during 2010 to support the expansion of sales channels and market distribution, to develop and introduce new products and services, to enhance existing product offerings, to address unanticipated competitive threats or technical problems, to transition adverse economic conditions, to service its debt and for potential acquisition transactions.
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
At September 30, 2010, ViewCast had no material commitments for capital expenditures.
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

ViewCast.com, Inc. and Subsidiaries
Quantitative and Qualitative Disclosure About Market Risk
Item 3. Quantitative and Qualitative Disclosure About Market Risk
Not required.

ViewCast.com, Inc. and Subsidiaries
Controls and Procedures
Item 4T. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our disclosure controls and procedures (as defined in Rule 13a-15(e)) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are designed to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. As required by Rule 13a-15(b) under the Exchange Act, our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period for which this Quarterly Report on Form 10-Q is filed. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2010, our disclosure controls and procedures were effective in providing such reasonable assurance.
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

ViewCast.com, Inc.
(Registrant)
BY:

Date: November 15, 2010	/s/ David T. Stoner
David T. Stoner
Chief Executive Officer Principal Executive Officer

Date: November 15, 2010	/s/ Laurie L. Latham
Laurie L. Latham
Chief Financial Officer Principal Financial and Accounting Officer

EXHIBIT INDEX

Exhibit
Number

10.49
Employment Agreement by and between ViewCast.com, Inc. and Adrian Giuhat, as of September 7, 2010, filed as Exhibit 10.49 to the Company’s Current Report on Form 8-K filed on September 9, 2010, is incorporated herein by reference as Exhibit 10.49.

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