Form 10-K
period 2010-12-31
VIEWCAST COM INC
filed 2011-03-31
CIK 921313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-K

☑	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2010.

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
Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2010 was $6,590,341.
As of March 15, 2011, there were 39,016,318 shares of the registrant’s common stock (par value $0.0001) outstanding.
Documents incorporated by reference: Portions of the definitive proxy statement pursuit to Regulation 14A to be issued by the registrant in connection with the 2011 Annual Meeting are incorporated by reference into Part III of this report.

PART I
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
Some of the statements in this Annual Report on Form 10-K included under “Business”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and elsewhere in the Report constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include statements regarding ViewCast’s expectations, beliefs, hopes, intentions or strategies regarding the future. These statements involve known and unknown risks, uncertainties, and other factors that may cause our or our industry’s actual results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements to differ from expected results. Such factors include, but are not limited to, product demand and market acceptance risks, the impact of competitive products and pricing, product development, commercialization and technological difficulties, capacity and supply constraints or difficulties, general business and economic conditions, the availability of sufficient working capital, the ability to service our debt, the effect of our accounting policies and other risks detailed in this Annual Report on Form 10-K and our other filings with the Securities and Exchange Commission.
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
Market Background and Market Drivers
“The sum of all forms of video (TV, video on demand, Internet, and P2P) will account for over 91 percent of global consumer traffic by 2013. Internet video alone will account for over 60% of consumer Internet traffic in 2013. ” (Cisco® Visual Networking Index)
ViewCast has seen digital media move to the mainstream as a strategic business tool for enterprises—including education and corporate enterprise, and consumer segments—while advertising, media and entertainment look to capitalize on increased viewership over a variety of devices. As ViewCast looks at existing and emerging market application areas, we observed they exhibit common requirements: Capture, ingest, transform, index, manage, govern, deliver, and report.
ViewCast believes there’s a growing demand for a general-purpose digital media framework to support multiple application areas across various lines of business and vertical markets and has created a wide-ranging framework for building audiences, organizing workflows and creating new revenue streams in today’s digital media marketplace.
ViewCast believes its market opportunity is now expanded to approximately $1.5 billion in 2011 expanding to $2.2 billion by 2014 based on 2010 Frost & Sullivan reports regarding DAM and a portion of the encoding market, along with management’s estimates. The DAM market alone is estimated to reach $902 million in revenues in 2011 reaching $1.29 billion by 2014, as the market continues to mature (also according to 2010 Frost & Sullivan reports). The rapid expansion of these markets, especially toward high definition, more powerful and reliable performance, and greater ease of use, has underscored the need for structured, secure and scalable digital asset and media management solutions delivered comprehensively, from one trusted provider. We believe that ViewCast can capably fill that role.
Market Drivers
We believe the following factors are driving the market for our digital media equipment and management systems:
•	Transition to digitized Internet Protocol (IP) distribution platform for information, content and communication;
•	Increase adoption of webcasting, streaming and video applications for business efficiency;
•	Increase in adoption of high-definition content demand drives the need for advanced solutions;
•	Proliferation of digital assets within media and entertainment, business, educational, and government entities;
•	Evolution of digital asset management with web content management creates increased value for managing online presence;

•	Increase in DAM technology within new markets such as advertising, publishing, telecommunications and life sciences as new standards are adopted;
•	Increase in advertising spend (TV vs. Web);
•	The value proposition in terms of investment, efficiency, flexibility and speed continues to increase demand on the enterprise side; and
•	Rising adoption of mobile video worldwide is expected to drive the demand for efficient video compression solutions and delivery solutions.

How ViewCast Addresses the Market
ViewCast believes it is well-positioned to address the expanding digital media market for the following reasons:
•	ViewCast is a streaming industry pioneer
•	The streaming media industry was built on our first digital media product line, Osprey® video capture cards

•	More than 370,000 Osprey video capture cards have been deployed globally
•	ViewCast develops hardware and software products that transform, manage and deliver digital video, audio, images and media files over broadband and mobile networks.
•	ViewCast Media Platform VMp® — digital asset management software

•	ViewCast Niagara® — encoding systems for video and audio

•	ViewCast Osprey® — cards for capturing video and audio
•	Our products simplify the complex workflows required for the delivery of news, sports, music and other video content to computers and mobile devices.
•	We sell to broadcasters, businesses, educators and governments to repurpose their content, reach new markets, expand their audiences and create new revenue streams.
•	ViewCast has an expanded global business presence with a complete portfolio of solutions that encompass live and on-demand video encoding, digital asset management and delivery solutions.
ViewCast Advantage
We believe we provide the following advantages:
•	Proprietary designs and proven performance,

•	Third-party integration capabilities,

•	Established relationships with other industry leaders,

•	Broad portfolio of solutions:
•	Capture Cards, Appliances, Software,
•	Strong brand and product awareness:
•	Osprey Cards, Niagara Encoders, ViewCast Media Platform software,
•	Solutions for multiple markets, and multiple applications,

•	Global presence, and

•	Reputation for reliable, advanced technology and design:
•	Controlled engineering & manufacturing process.

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

•
Strong Products and Brand Equity. ViewCast is positioned for the market with well-known solutions that appeal to a broad range of industries and continues investment in efficient and selective product and feature development for increased ROI and acceptance in market;

•
Sales Focus. Expanded and knowledgeable sales presence to address the large growing global market through well-established and new worldwide indirect channels and large account & OEM business development; and

•
Maintain Capitalization and Efficient Operations. ViewCast expects to maintain capitalization to sustain rapid growth in revenue and market share for working capital and investing in growth areas of sales, marketing, and research and development.

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
ViewCast solutions provide a bridge between digital assets and delivery networks. Our customers seek to have their digital assets, including MS Office documents, PDF files and still image files, in addition to audio and video media, processed in one or more of the following ways:
•	Ingest/Encode
•	Index
•	Transform
•	Manage
•	Search/Access
•	Edit
•	Workflow, and
•	Deliver (Live or on-demand) to users and devices on delivery networks, such as enterprise, web, IPTV, digital signage, and mobile.

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
Niagara Streaming Systems and Software. The ViewCast Niagara family of streaming media encoders have been designed from the ground up to provide reliable, pre-configured, plug-and-play solutions enabling the user to quickly encode and stream premium quality audio and video over the Internet or corporate network. The Niagara systems are built upon the well-known ViewCast Osprey Video streaming capture boards. These systems include a mix of Osprey analog and digital capture boards along with our remote encoder management software (Niagara SCX®) and streaming productivity software (SimulStream®) resulting in a powerful, reliable, and cost-effective streaming media platform.
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

VMp Production is the core module and has been an established DAM solution capable of supporting the needs of large enterprises, while remaining flexible and affordable to serve the needs of small to medium businesses. With the VMp Live and VMp Portal modules and additional new features available in 2011, ViewCast’s current and future customers will continue to benefit from their investment in the ViewCast Media Platform. By adding ViewCast’s industry-leading Osprey and Niagara IP video encoding solutions, we have created a wide-ranging framework available for building audiences, organizing workflows and creating new revenue streams.
Marketing and Sales
ViewCast serves a variety of markets including:
•	Broadcasters and Narrowcasters,
•	Federal, State, and Local Government,
•	Small, Medium, and Large Enterprises,
•	Mobile and Wireline Carriers,
•	Education and Training,
•	Retail and Consumer Package Goods,
•	Content Delivery Networks,
•	Digital Signage Integrators, and
•	Other industry verticals such as advertising, medical and insurance.
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
Our product revenue has been well diversified among various end-users who purchase from our direct and indirect channels. During 2010, two distributors generated more than 10% of our sales, Jeff Burgess and Associates, Inc. (12.6%) and Graphics Distribution, Inc. (18.7%) due to general increased sales volume and uptick in integrator activity. In addition, one of our OEM customers, Cisco Systems, Inc. generated 17.3% of our 2010 sales. We plan to build upon our established customer base by expanding our distribution and sales force and expanding our product market awareness and reach.
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
Research and Development
We focus our research and development activities on digital media applications, process management and new features for expanded market opportunities. We will continue to make investments in core video technology and processing techniques, focusing on how to best apply the latest advancements in the industry into commercially viable products. In some cases, strategic partnerships will be utilized to enhance our research and development, and potentially reduce costs. During the 2009 and 2010 fiscal years we expended approximately $3.0 million and $3.8 million, respectively, in research and development activities; plus capitalized software development costs and patents of $0.5 million and $51 thousand, respectively. No significant portion of such expenses was borne directly by our customers.
New products or feature enhancements are scheduled for launch in 2011 in the Osprey, Niagara and VMp product families that will provide new capabilities and features for digital media applications. We believe these products and services will be competitive and feature unique capabilities. We will maintain integration efforts with third party application software and hardware for our products and services.
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
We are not aware of any direct competitors that compete in all of our digital media product families and applications. However, among our direct competitors competing with one or more of our products or applications are: VBrick, Digital Rapids, Opentext, and EMC. Electronics manufacturers may be sales channels for our products but also actively compete for business in this market.
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

We believe that product recognition is an important competitive factor and, accordingly, we promote the ViewCast®, Osprey®, Niagara®, SimulStream®, Niagara SCX®, VMp™ and Ancept™ names, among others, in connection with our marketing activities, and have applied for or received trademark or service mark registration for such names. Our use of these marks and our trade names may be subject to challenge by others, which, if successful, could have a material adverse effect on our operations.
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
Government Regulation
We are subject to Federal Communications Commission regulations relating to electromagnetic radiation from our products, which impose compliance burdens on us. In the event we redesign or otherwise modify our products or complete the development of new products, we will be required to comply with Federal Communications Commission regulations with respect to such products. Our foreign markets require us to comply with additional regulatory requirements. Compliance with environment laws, both domestic and foreign, may also precipitate changes in materials or processes related to our products and packing materials and may cause us to be subject to additional requirements for testing, certifications or disposal. We do not believe the cost of compliance with environment laws will be material to the Company.
Personnel
As of March 15, 2011, our personnel consisted of eighty-four (84) people, three (3) of whom are in executive positions, twenty-seven (27) of whom are engaged in engineering, research and development, twenty-two (22) of whom are engaged in marketing and sales activities, thirteen (13) of whom are engaged in operations, ten (10) of whom are providing support and professional services and nine (9) of whom are in finance and administration. None of our employees are represented by a labor union. We consider our employee relations to be satisfactory.

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
None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Common Stock Price Range
As of March 15, 2011, there were 39,016,318 shares of our common stock outstanding. The following table sets forth, for the periods indicated, the high and low sales prices for the common stock on the OTC-BB. Our common stock is traded on the OTC-BB under the symbol “VCST.OB”. These over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions. The trading market in our securities may at times be relatively illiquid due to low trading volume.

	Common Stock
Fiscal 2009	High	Low

1st Quarter	$0.41	$0.30
2nd Quarter	$0.40	$0.28
3rd Quarter	$0.34	$0.15
4th Quarter	$0.26	$0.15

	Common Stock
Fiscal 2010	High	Low

1st Quarter	$0.41	$0.30
2nd Quarter	$0.40	$0.28
3rd Quarter	$0.34	$0.15
4th Quarter	$0.26	$0.15
On March 15, 2011, the last reported sales price for our common stock as reported on the OTC-BB was $0.26. As of March 15, 2011, there were approximately 285 holders of record of the common stock.
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
Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities
On December 30, 2010, ViewCast received subscriptions of $745,000 from the private placement of 2,950,847 shares of common stock. The purchase price per share of common stock was approximately $0.2525, which was the weighted average closing price for the ten trading days immediately prior to December 30, 2010. Two of the investors are David Brandenburg and Diana L. Brandenburg. Mr. Brandenburg is one of our directors. They acquired the shares of Common Stock on the same terms as the other investors. There are no additional material relationships between the Company and the investors aside from entering into subscription agreements. Each of the investors is an “accredited investor” as defined under Rule 501 promulgated pursuant to the Securities Act of 1933, as amended (the “Securities Act”), and the shares of Common Stock were issued pursuant to Rule 506 promulgated pursuant to the Securities Act.

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
ViewCast utilizes significant capital to design, develop and commercialize its products and intends to fund its 2011 operating activities and sales growth by utilizing existing cash, cash provided from operations and working capital lines of credit to the extent possible. ViewCast believes that these items will provide sufficient cash to fund operations for the next 12 months, however, ViewCast may require additional working capital during the next year to support operations and the expansion of sales channels and market distribution, to develop and introduce new products and services, to enhance existing product offerings, to address unanticipated competitive threats or technical problems, to transition adverse economic conditions and for potential acquisition transactions. There can be no assurance that additional financing will be available to ViewCast on acceptable terms, or at all. Additional equity financing may involve substantial dilution to our then existing stockholders. In the event ViewCast is unable to raise additional capital or execute other alternatives, it may be required to sell segments of the business, or substantially reduce or curtail our activities. Such actions could result in charges that could be material to ViewCast’s results of operations or financial position.

Financial Highlights of 2010
Total revenues for the year ended December 31, 2010 were $17,335,953, a 25% increase from revenues of $13,905,860 reported in 2009. Gross margin for 2010 increased 19% to $10,473,688, or 60.4% of sales, from $8,782,674, or 63.2% of sales, in the year ended December 31, 2009. While revenues increased 25%, total operating expenses decreased 5% to $10,850,437 for 2010 when compared to the $11,446,605 for 2009, resulting in a net loss of $550,997 for the fiscal year of 2010, a reduction in the net loss of $2,249,350 compared to the net loss of $2,800,347 for the fiscal year of 2009.
Critical Accounting Policies
Management’s discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S (“GAAP”). We review the accounting policies we use in reporting our financial results on a regular basis. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an on-going basis we evaluate our estimates, including those related to accounts receivable, inventories, warranty obligations, income taxes, restructuring and contingencies and litigation. Our estimates are based on historical experience and other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. In addition to the items listed above which are affected by estimates, we believe that the following are critical accounting policies used in the preparation of our consolidated financial statements:
•
Revenue Recognition — We apply provisions of Securities and Exchange Commission Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements as revised by SAB 104, Revenue Recognition, FASB ASC 605, “Revenue Recognition” and FASB ASC 985, “Software”. Under these guidelines, we recognize revenue on transactions where persuasive evidence of an arrangement exists, title has transferred, product payment is not contingent upon performance of installation or service obligations, the price is fixed or determinable and payment is reasonably assured. We accrue warranty costs and sales allowances for promotional activities at time of shipment based on historical experience. We defer revenue associated with maintenance and support contracts and recognize revenue ratably over the contract term. Professional services revenue is recognized as provided.

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

Results of Operations
Year Ended December 31, 2010 compared to Year Ended December 31, 2009.
Net Sales. During the year ended December 31, 2010, net sales increased $3,430,093 to $17,335,953 from $13,905,860 in 2009, representing a 25% increase from 2009. Net sales for Osprey and Niagara products increased during 2010 compared to the same period in 2009 by 36% in the North America sales region, 1% in the Europe, Middle East and Africa (“EMEA”), and 7% in the Pacific Rim/South America sales regions.
Osprey Product Sales. During the year ended December 31, 2010, Osprey sales increased $1,910,753 to $9,781,324 from $7,870,571 in 2009, representing a 24% increase from 2009 and 56.4% of total 2010 net sales, compared to 56.6% in 2009. The increase in sales for 2010 was due to sales increases in all sales regions. We anticipate further growth in 2011 from broadband networking providers as they deploy new, higher bandwidth services and technologies and from integrators with other applications requiring video capture.
ViewCast Niagara® Streaming/Encoding Systems. During the year ended December 31, 2010, combined systems sales increased $1,183,717 to $5,891,007 from $4,707,290 in 2009, representing a 25% increase from 2009 and 34.0% of total 2010 net sales, compared to 33.9% in 2009. The increase in sales for 2010 was primarily due to sales increases in the North America sales region. During 2011 we anticipate sales of the Niagara 4100 along with our other Niagara systems and software will continue to grow during 2011.
Software Licenses and Other Revenues. During the year ended December 31, 2010, other revenues from software licenses, support and maintenance, and professional services increased $335,623 to $1,663,622 from $1,327,999 in 2009, representing a 25% increase from the 2009 levels and 9.6% of total 2010 revenue, compared to 9.5% in 2009. This increase was primarily due to ViewCast’s acquisition of Ancept late in the first quarter of 2009, whose revenues increased $358,740 to $1,464,108 in 2010 from $1,105,368 in the partial year 2009, representing a 32% increase from the 2009 levels and 8.4% of total revenue in 2010 compared to 7.9% in 2009. We anticipate that Other Revenue will vary quarter to quarter depending on the mix of software license and professional service revenues in addition to support and maintenance revenues that are amortized over the contract period.
Cost of Sales/Gross Profit. During the year ended December 31, 2010, cost of sales increased $1,739,079 to $6,862,265 from $5,123,186 in 2009, representing a 34% increase from 2009. Gross profit margin increased $1,691,014 to $10,473,688 from $8,782,674 in 2009, representing a 19% increase from 2009 and 60.4% of total 2010 net sales, compared to 63.2% in 2009. The increase in gross profit was due to increased net sales in 2010. The decrease in gross profit margin percentage was primarily due to a higher percentage of sales derived from the lower margin OEM system products. In addition, the increased revenues from professional services, support and maintenance experience a lower margin than the hardware and software products.
We expect 2011 gross profit margins to remain comparable to historical margins in the 55%-68% range. Margins will be affected quarter to quarter by promotional activities, price adjustments, cost of materials, inventory obsolescence, new products, and the sales mix between capture cards, systems and services in any one reporting period.
Selling, General and Administrative Expense. During 2010, selling, general and administrative expenses decreased $1,336,006 to $6,288,956 from $7,624,962 in 2009, representing an 18% decrease from 2009 and 36.3% of total 2010 net sales, compared to 54.8% in 2009. The decrease is attributable to reductions in expenses for sales, customer support, marketing, and finance and administration, reflecting a decrease in average headcount and related expenses. Additionally, there were non-recurring expenses of $167,000 during 2009 related to the acquisition of the Ancept Assets.
Research and Development Expense. During 2010, research and development expense increased $723,756 to $3,755,971 from $3,032,215 in 2009, representing a 24% increase over 2009 and 21.7% of total 2010 net sales, compared to 21.8% in 2009. The increase reflects higher new product prototype and related development expenses compared to 2009. Research and development expenses fluctuate depending on the number of product introductions planned and as new product prototypes, testing and certifications are completed.

Depreciation and Amortization Expense. During 2010, depreciation and amortization expense increased $16,082 to $805,510 from $789,428 in 2009, representing a 2% increase from 2009. The increase was primarily due to the amortization of acquired intangible assets and capitalized software development plus capital expenditures in 2010 for IT infrastructure, test equipment and demo gear.
Other Income and Expense. During 2010, total other expense increased by $25,058 to $179,248 from $154,190 in 2009, representing a 16% increase from the 2009 levels. Interest expense for 2010 increased $22,910 to $185,741 from $162,831 in 2009, representing a 14% increase from the 2009 levels. The increase in interest expense is principally due to an increased average outstanding balance in the line of credit. Interest income for 2010 decreased $3,678 to $988 from $4,666 in 2009. The decrease in interest income is primarily due to lower interest rates during the period.
Net Loss. During the year ended December 31, 2010, the net loss decreased $2,249,350 to a net loss of $550,997 from a net loss of $2,800,347 in 2009. The decrease in net loss was mainly due to increased revenue and the related gross margins, together with a reduction in total operating expenses. The net loss per share to the common stockholders, after adjusting for preferred dividends of $820,000, for the year ended December 31, 2010 was ($0.04) per share, compared to a net loss of ($0.10) per share, for the year ended December 31, 2009.
Liquidity and Capital Resources
ViewCast’s primary sources of funds for conducting its business activities are derived from sales of its products and services, from its credit facilities and from the placement of its equity securities with investors. ViewCast requires working capital primarily to increase inventories and accounts receivable during sales growth, develop products, service debt, purchase capital assets, and to fund operating losses and strategic acquisitions.
Net cash used by operating activities for the year ended December 31, 2010 totaled $106,719, an improvement from the cash used by operating activities of $480,682 in 2009. The net cash used in operating activities for the year ended December 31, 2010 was due to the net loss of $550,997 plus changes in operating assets and liabilities of $577,396 partially offset by non-cash operating expenses of $1,021,674. The cash used by operating assets and liabilities was principally from increases in prepaid expenses and accounts receivable, from an increased amount of orders received in December 2010, partially offset by cash provided from increases in accounts payable and accrued expenses, and decreases in inventories and deposits.
Net cash used for investing activities during the year ended December 31, 2010 totaled $156,830, of which $111,111 was used for property and equipment purchased and $51,614 of software development costs and patents capitalized, which was partially offset by $5,895 cash provided from proceeds from property and equipment disposal.
During the year ended December 31, 2010, ViewCast’s financing activities, provided cash of $1,543,874 of which $949,157 was provided from an increase in the line of credit and $754,853 from the sale of stock under a private placement (see Note 10), partially offset by $160,136 cash used for repayment of long-term debt.
In June 2007, ViewCast entered into a Purchase and Sale Agreement/Security Agreement with Amegy Bank National Association, a national banking association to provide a line of credit for working capital. The general borrowing availability under this facility is $1,000,000, reviewed as growth of business dictates. However, this may be exceeded without penalty. As of December 31, 2010, we have an outstanding balance of $1,041,478 under this facility based on the outstanding accounts receivable at year end.
Since October 1998, the Company has maintained a credit facility with an entity controlled by one of its principal stockholders, Mr. H.T. Ardinger. Most recently, ViewCast.com, Inc., Osprey Technologies, Inc. and VideoWare, Inc. (jointly and severally, “the Borrower”) amended the terms and conditions of the loan and security agreement with the Ardinger Family Partnership, Ltd. on March 10, 2010, effective January 31, 2010. Under the amended terms any amounts outstanding of the primary principal amount and secondary principal amount mature December 31, 2012, subject to certain earlier payment conditions. The interest on the primary principal amount will accrue and be paid monthly based on an interest rate per annum which is the greater of 5.0% or the effective prime rate plus 0.75% (4.00% as of December 31, 2009 and 2010). Interest on the secondary principal shall accrue based on the effective Applicable Federal Rate, as defined in the agreement, (2.64% and 0.32% as of December 31, 2009 and 2010, respectively). The amended terms call for interest to be paid monthly; and beginning July 31, 2010, minimum monthly principal payments of $21,422 had been made, in additional to the monthly interest payments. The amended note agreement is secured by all the assets of the Borrower.

There were no preferred stock dividends declared or paid during 2010. The Series B and Series C preferred stock issues carry cumulative dividends of 8% and 9% per year, respectively, and are generally payable semi-annually in arrears in cash or in ViewCast common stock, at ViewCast’s option. Cumulative dividends in arrears on preferred shares are approximately: Series B-$5,760,000, Series C-$1,617,500. Holders of Series B and Series C preferred stock have no voting rights except as required by law.
On December 30, 2010, the Company received net proceeds of $745,000 from the private placement of 2,950,847 shares of common stock. The purchase price per share of common stock was approximately $0.2525, which was the weighted average closing price for the ten trading days immediately prior to December 30, 2010. The investors included David W. Brandenburg, a principal stockholder and member of the Board of Directors of the Company, and his spouse.
At December 31, 2010, ViewCast had working capital of $2,812,488 and cash and cash equivalents of $1,648,476. ViewCast expects to obtain additional working capital by increasing sales, maintaining reduced operating expenses, borrowing under its loan facilities and through other initiatives that may include raising additional equity. ViewCast utilizes significant capital to design, develop and commercialize its products and intends to fund its operating activities and sales growth during the next twelve months by utilizing existing cash, cash contributed from operations and its available working capital lines of credit. ViewCast anticipates it may require additional working capital during 2011 to support the expansion of sales channels and market distribution, to develop and introduce new products and services, to enhance existing product offerings, to address unanticipated competitive threats or technical problems, to transition adverse economic conditions, to service its debt, and for potential acquisition transactions.
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
At December 31, 2010, ViewCast had no material commitments for capital expenditures.
Operating Leases
The following table summarizes ViewCast’s operating leases with definitive payment terms that will require cash outlays in the future. These future cash payment amounts are as of December 31, 2010:

Contractual Obligations	(In thousands)
and Commitments:	2011	2012	2013	2014	Thereafter	Total

Operating leases	$307	$239	$243	$243	$1,692	$2,724

	$307	$239	$243	$243	$1,692	$2,724

ViewCast is obligated under various operating lease agreements, primarily for office facilities that expire at various dates through 2021. The scheduled monthly base rental payments for facilities range from $6,492 to $20,232 and differ from the monthly rental expense due to free or varied monthly rental payments during the term of the lease agreements.
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
ViewCast.com, Inc. and Subsidiaries
Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm
To the Board of Directors
ViewCast.com, Inc.
We have audited the accompanying consolidated balance sheets of ViewCast.com, Inc. and subsidiaries (the “Company”) as of December 31, 2010 and 2009 and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. Our audits also included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ViewCast.com, Inc. as of December 31, 2010 and 2009 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.
/S/ BKD, LLP
Dallas, Texas
March 31, 2011

VIEWCAST.COM, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2009	2010
ASSETS
Current assets:
Cash and cash equivalents	$368,151	$1,648,476
Accounts receivable, less allowance for doubtful accounts of $69,767 and $76,436 at December 31, 2009 and 2010, respectively	1,208,929	2,204,125
Inventories, net	2,283,348	2,215,249
Prepaid expenses	208,804	278,928

Total current assets	4,069,232	6,346,778

Property and equipment, net	575,032	331,466
Capitalized software development costs, net	1,364,418	982,503
Goodwill	620,002	620,002
Intangible assets, net	170,717	163,247
Deposits	48,433	32,637

Total assets	$6,847,834	$8,476,633

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Line of credit	$92,321	$1,041,478
Accounts payable	730,395	1,078,639
Accrued expenses and other current liabilities	1,033,167	1,129,650
Current maturities of long-term debt and stockholder notes payable	157,133	284,523

Total current liabilities	2,013,016	3,534,290

Long-term debt, less current maturities	46,698	26,464
Stockholder notes payable, less current maturities	5,012,827	4,755,759

Total liabilities	7,072,541	8,316,513

Commitments and contingencies

Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value, authorized 5,000,000 shares:
Series B convertible — issued and outstanding shares - 800,000 - liquidation value of $16 and 17 per share as of December 31, 2009 and 2010 respectively	80	80
Series C convertible — issued and outstanding shares - 200,000 - liquidation value of $32 and $33 per share as of December 31, 2009 and 2010, respectively	20	20
Series E convertible — issued and outstanding shares - 80,000 - liquidation value of $105 and $107 per share as of December 31, 2009 and 2010 respectively	8	8
Common stock, $.0001 par value, authorized 100,000,000 shares; issued shares -36,126,306 and 39,277,815 at December 31, 2009 and 2010, respectively	3,613	3,927
Additional paid-in capital	71,705,762	72,641,272
Accumulated deficit	(71,922,284)	(72,473,281)
Treasury stock, 261,497 shares at cost	(11,906)	(11,906)

Total stockholders’ equity (deficit)	(224,707)	160,120

Total liabilities and stockholders’ equity (deficit)	$6,847,834	$8,476,633

The accompanying notes are an integral part of these consolidated statements.

VIEWCAST.COM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2009	2010

Net revenue	$13,905,860	$17,335,953

Cost of revenue	5,123,186	6,862,265

Gross profit	8,782,674	10,473,688

Operating expenses:
Selling, general and administrative	7,624,962	6,288,956
Research and development	3,032,215	3,755,971
Depreciation and amortization	789,428	805,510

Total operating expenses	11,446,605	10,850,437

Operating loss	(2,663,931)	(376,749)

Other income (expense):
Interest expense (including $154,426 and $82,966 to related parties)	(162,831)	(185,741)
Interest income	4,666	988
Other	3,975	5,505

Total other expense, net	(154,190)	(179,248)

Net loss before income taxes	(2,818,121)	(555,997)

Income tax benefit	17,774	5,000

NET LOSS	$(2,800,347)	$(550,997)

Preferred stock dividends	(820,000)	(820,000)

Net loss applicable to common stockholders	$(3,620,347)	$(1,370,997)

Net loss per share
Basic	$(0.10)	$(0.04)

Diluted	$(0.10)	$(0.04)

Weighted average number of common shares outstanding
Basic	35,171,107	36,046,372

Diluted	35,171,107	36,046,372

The accompanying notes are an integral part of these consolidated statements.

VIEWCAST.COM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
YEARS ENDED DECEMBER 31, 2009 AND 2010

	Series B		Series C		Series E
	Convertible		Convertible		Convertible				Additional			Total
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated	Treasury	Stockholders’
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Shares	Par Value	Capital	Deficit	Stock	Equity (Deficit)

Balances, December 31, 2008	800,000	$80	200,000	$20	80,000	$8	32,419,886	$3,242	$70,153,562	$(69,121,937)	$(11,906)	$1,023,069

Stock based compensation expense	—	—	—	—	—	—	—	—	195,280	—	—	195,280

Employee stock purchase plan issuance	—	—	—	—	—	—	55,106	6	14,435	—	—	14,441

Exercise of stock options	—	—	—	—	—	—	10,000	1	2,849	—	—	2,850

Exercise of warrants	—	—	—	—	—	—	2,500,000	250	939,750	—	—	940,000

Stock issuance for acquisition							1,141,314	114	399,886			400,000

Net loss	—	—	—	—	—	—	—	—	—	(2,800,347)	—	(2,800,347)

Balances, December 31, 2009	800,000	80	200,000	20	80,000	8	36,126,306	3,613	71,705,762	(71,922,284)	(11,906)	(224,707)

Stock based compensation expense	—	—	—	—	—	—	—	—	155,971	—	—	155,971

Employee stock purchase plan issuance	—	—	—	—	—	—	53,603	5	9,848	—	—	9,853

Stock issued for services	—	—	—	—	—	—	147,059	14	24,986	—	—	25,000

Stock issued in private placement	—	—	—	—	—	—	2,950,847	295	744,705	—	—	745,000

Net loss	—	—	—	—	—	—	—	—	—	(550,997)	—	(550,997)

Balances, December 31, 2010	800,000	$80	200,000	$20	80,000	$8	39,277,815	$3,927	$72,641,272	$(72,473,281)	$(11,906)	$160,120

The accompanying notes are an integral part of these consolidated statements.

VIEWCAST.COM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended
	December 31,
	2009	2010
Operating activities:
Net loss	$(2,800,347)	$(550,997)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense (gain)	(175)	6,669
Depreciation of property and equipment	446,729	364,510
Amortization of software and intangible assets	342,699	440,999
Warranty reserve expense	44,808	34,030
Stock based compensation expense	195,280	155,971
Common stock issued to vendor for services	—	25,000
Loss (gain) on disposition of property and equipment	973	(5,505)
Changes in operating assets and liabilities: (net of effect of acquisition)
Accounts receivable	1,606,223	(1,001,865)
Inventories	540,888	68,099
Prepaid expenses	143,700	(70,124)
Deposits	(256)	15,796
Accounts payable	(376,497)	348,245
Accrued expenses and other current liabilities	(454,861)	62,453
Stockholder accrued interest	(169,846)	—

Net cash used in operating activities	(480,682)	(106,719)

Investing activities:
Capitalized software development costs and patents	(520,806)	(51,614)
Purchase of property and equipment	(195,458)	(111,111)
Cash paid for acquisition	(1,031,422)	—
Proceeds from disposition of property and equipment	—	5,895

Net cash used in investing activities	(1,747,686)	(156,830)

Financing activities:
Proceeds from sale of common stock	14,441	754,853
Proceeds from exercise of employee stock options	2,850	—
Net proceeds from exercise of warrants	940,000	—
Net proceeds from line of credit	92,321	949,157
Repayments of long-term debt including $128,534 to related party in 2010	(32,776)	(160,136)

Net cash provided by financing activities	1,016,836	1,543,874

Net increase (decrease) in cash and cash equivalents	(1,211,532)	1,280,325
Cash and cash equivalents, beginning of year	1,579,683	368,151

Cash and cash equivalents, end of year	$368,151	$1,648,476

Supplemental cash flow information:
Cash paid for interest	$332,677	$185,741
Non-cash items:
Stock issued for acquisition	$400,000	$—
Acquisition of property and equipment under capital leases	$39,403	$10,224
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
During the year ended December 31, 2010, the Company incurred a net loss of $550,997 and used cash in operations of $106,719. At December 31, 2010, the Company has working capital of $2,812,488 and cash and cash equivalents of $1,648,476. The Company expects to obtain additional working capital by increasing sales, maintaining efficient operating expenses, borrowing on its line of credit and through other initiatives that may include raising additional capital. The Company believes that these items will provide sufficient cash to fund operations for the next 12 months, however, the Company may require additional working capital during 2011 to support operations and the expansion of sales channels and market distribution, to develop and introduce new products and services, to enhance existing product offerings, to address unanticipated competitive threats or technical problems, and for potential acquisition transactions. There can be no assurance that additional financing will be available to the Company on acceptable terms, or at all. Additional equity financing may involve substantial dilution to our then existing stockholders. In the event the Company is unable to raise additional capital or execute other alternatives, it may be required to sell segments of the business, or substantially reduce or curtail our activities. Such actions could result in charges that could be material to the Company’s results of operations and financial position.
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
Cash and cash equivalents are at risk to the extent that they exceed Federal Deposit Insurance Corporation insured amounts of $250,000 per institution for interest bearing accounts. Non-interest bearing accounts are fully insured through December 31, 2012, at all FDIC insured institutions.
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
Changes in the Company’s allowance for doubtful accounts for the years ended December 31, 2009 and 2010 are as follows:

	Year ended December 31,
	2009	2010

Beginning balance	$82,317	$69,767
Bad debt expense (recoveries)	(175)	6,669
Uncollectible accounts written off	(12,375)	—

Ending balance	$69,767	$76,436

Inventories
Inventories consist primarily of purchased electronic components and finished goods. Finished goods include computer system products, along with the related documentation manuals and packaging materials. Inventories are carried at the lower of cost or market, cost being determined using average cost. In order to assess the ultimate realization of inventories, the Company is required to make judgments as to the future demand requirements compared to current or committed inventory levels. Write downs are made to the lower of cost or market when projected demand requirements decrease due to market conditions, technological obsolescence and product life cycle changes.
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

ViewCast.com, Inc.
Notes to the Consolidated Financial Statements - Continued
Capitalized Software Development Costs
Costs of developing new software products and substantial enhancements to existing software products are expensed as incurred as research and development expenses. When technological feasibility is established, additional costs incurred are capitalized. Amortization of capitalized software development costs begins when products are available for general release to customers, and is computed using the greater of the revenue method or the straight-line method over a period not to exceed three years. Capitalized software development costs also include the internally developed software that was acquired in the Ancept acquisition.
Intangible Assets and Amortization
Legal fees and similar capitalizable costs relating to patents, copyrights, and trademarks are capitalized as appropriate. Patent costs are generally amortized on a straight-line basis over 17 years. Customer lists and non-compete agreements are being amortized over their estimated useful lives of three to seven years.
Intangible assets consist of the following:

	December 31, 2009		December 31, 2010
	Gross carrying	Accumulated	Gross carrying	Accumulated
	amount	amortization	amount	amortization
Customer Lists	$60,000	$9,581	$60,000	$21,581
Non-Compete agreements	24,000	6,387	24,000	14,387
Patents	124,665	21,980	145,200	29,985

	$208,665	$37,948	$229,200	$65,953

The estimated aggregate amortization expense for the succeeding years are as follows:

2011	$28,527
2012	22,140
2013	20,527
2014	10,946
2015	8,527
Thereafter	72,580

$163,247

The weighted average remaining amortization period for intangible assets at December 31, 2010 is 10.4 years.
Impairment of Long-Lived Assets
Assets that are held and used are analyzed for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. Impairment is recognized when the estimated undiscounted cash flow generated by those assets is less than the carrying amounts of such assets. The amount of impairment is the excess of the carrying amount over the fair value of such assets. Assets held for sale are carried at the lower of carrying amount or fair value less selling costs. No impairment charges were recognized during 2009 and 2010.
Goodwill
Goodwill is tested annually for impairment. If the implied fair value of goodwill is lower than its carrying amount, goodwill impairment is indicated and goodwill is written down to its implied fair value. Subsequent increases in goodwill value are not recognized in the financial statements. No impairment of goodwill was recognized during 2009 and 2010.

ViewCast.com, Inc.
Notes to the Consolidated Financial Statements - Continued
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
Product sales are recognized upon shipment, provided title and risk of loss has passed to the customer, there is evidence of an arrangement, fees are fixed or determinable, and collectability is reasonably assured. Transactions that do not meet all these requirements are deferred until the point at which these requirements are satisfied. Maintenance and support contracts are generally sold separately and revenues are recognized monthly over the contract term. Professional services revenues are recognized as provided.
Taxes Collected From Customers and Remitted To Government Authorities
Taxes collected from customers and remitted to governmental authorities are presented in the accompanying statements of operations on a net basis.
Shipping and Handling Costs
Shipping and handling costs are included in cost of revenue in the accompanying statements of operations.
Net Earnings Per Share
Basic earnings per share (“EPS”) is calculated by dividing net income or loss applicable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is calculated by using the weighted-average number of common shares outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the dilutive potential shares of common stock had been issued. Dilutive potential shares of common stock include convertible preferred stock, options and warrants which are exercisable based on the average market price during the year. For 2009 and 2010, the computation of diluted loss per share excludes the convertible preferred stock, options and warrants as they are anti-dilutive. The following table sets forth the computation of basic and diluted earnings per share:

	Year Ended December 31,
	2009	2010

Net loss applicable to common stockholders — numerator for basic and diluted loss per share	$(3,620,347)	$(1,370,997)

Weighted — average common shares outstanding — denominator for basic loss per share	35,171,107	36,046,372

Net loss per share:
Basic	$(0.10)	$(0.04)

Diluted	$(0.10)	$(0.04)

ViewCast.com, Inc.
Notes to the Consolidated Financial Statements - Continued
The following table sets forth the anti-dilutive securities excluded from diluted earnings per share:
Anti-dilutive securities excluded from diluted earnings per share:

Stock options	4,554,881	4,670,291
Public and private warrants	2,500,000	—
Convertible preferred stock — Series B	2,206,896	2,206,896
Convertible preferred stock — Series C	3,333,333	3,333,333
Convertible preferred stock — Series E	13,333,333	13,333,333
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
The following table below shows the roll forward of the warranty reserve for the years ended December 31, 2009 and 2010:

	Year ended December 31,
	2009	2010

Beginning balance	$199,446	$155,850
Charged to expense	44,808	34,030
Usage	(88,404)	(33,962)

Ending balance	$155,850	$155,918

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

	Customer Exceeding 10%		Customer Exceeding 10% of Year-End
	of Net Sales		Accounts Receivable Balance
	Number of	Combined	Number of	Combined
Year	Customers	Percent	Customers	Percent
2009	3	39%	2	42%
2010	3	49%	3	58%
The Company believes it has no significant credit risk in excess of recorded reserves.
The Company is substantially dependent on its third-party suppliers and manufacturers to supply its components and electronic parts, including standard and custom-designed components.

ViewCast.com, Inc.
Notes to the Consolidated Financial Statements - Continued
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
Income Taxes
The Company utilizes the liability method of accounting for income taxes wherein deferred tax assets and liabilities are determined based upon the differences between the financial statement and tax bases of assets and liabilities, as measured by enacted tax rates expected to be in effect when these differences reverse. Deferred tax assets are recognized when it becomes more likely than not that the assets will be realized. The Company files tax returns with the U.S. Federal and various state jurisdictions and is no longer subject to income tax examinations for years before 2006.
Advertising Costs
Advertising costs are expensed as incurred. Advertising expense for the years ended December 31, 2009 and 2010 was $866,612 and $675,861, respectively.
Fair Value of Financial Instruments
The Company believes that the carrying amount of its financial instruments, which include cash equivalents, accounts receivable, accounts payable, short-term debt and accrued expenses, approximate fair value due to the short-term maturities of these instruments. The Company also has long-term debt with its primary shareholder.
Stock-Based Compensation
The Company accounts for all share-based payment awards made to employees and directors including stock options and employee stock purchases based on estimated fair values. The Company estimates the fair value of share-based payment awards on the date of grant using an option-pricing model and the value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service period, net of forfeitures.
The Company uses the Black-Scholes option-pricing model (“Black-Scholes”) as its method of valuation. The fair value is amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. The fair value of share-based payment awards on the date of grant as determined by the Black-Scholes model is affected by the Company’s stock price as well as other assumptions. These assumptions include, but are not limited to the expected stock price volatility over the term of the awards, the actual and projected employee stock option exercise behaviors and an estimated forfeiture rate. The weighted-average estimated value of employee stock options granted during the years ended December 31, 2009 and 2010 was estimated using the Black-Scholes model with the following weighted-average assumptions:

	Year Ended
	December 31,
	2009	2010

Expected volatility	132%	132%
Risk-free interest rate	2.81%	2.62%
Expected dividends	0.0%	0.0%
Expected term in years	4.48	4.58

ViewCast.com, Inc.
Notes to the Consolidated Financial Statements - Continued
3. Acquisition
On March 13, 2009, the Company acquired certain assets (the “Ancept Assets”) of Ancept Media Server, LLC (“Seller”) for $1,431,422. The Company (i) paid to the Seller’s lender $1,000,000 in cash, (ii) paid to the Seller $31,422 in cash, (iii) issued to the Seller Company common stock of $400,000 which resulted in the issuance of 1,141,314 shares based on the weighted average closing price of the Company’s common stock for the ten trading days immediately prior to the closing of the transaction, which was $0.35, and (iv) assumed deferred revenue liabilities related to the Ancept Assets. The primary purpose of the acquisition was to enable the Company to expand its global business presence with a complete portfolio of solutions that encompasses live and on-demand video encoding, management and delivery. ViewCast’s wholly-owned subsidiary ViewCast Online Solutions, Inc. was renamed Ancept Corporation (“Ancept”) and this subsidiary operates the Ancept business.
The following table summarizes the assets acquired and liabilities assumed as of the closing date:

Accounts receivable	$160,760
Prepaid expenses	415
Software	850,000
Customer related intangible assets	60,000
Non-compete agreements	24,000
Goodwill	620,002
Property and equipment	15,583

Total assets acquired	1,730,760
Liabilities assumed	(299,338)

Net assets acquired	$1,431,422

The acquisition was accounted for using the purchase method of accounting. Intangible assets are being amortized over their estimated useful life of three to seven years. The purchase price allocated to the intangible assets was determined by management’s estimate with the assistance of a professional valuation group. Goodwill represents the excess of purchase consideration over the fair value of assets acquired. The goodwill acquired may be amortized for federal income tax purposes.
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

Year ended
December 31,
2009
(Unaudited)

Net sales	$14,066,487

Net loss applicable to common stockholders	$(2,807,661)

Basic and diluted net loss per common share applicable to common stockholders	$(0.08)

Weighted average number of common shares outstanding
Basic	35,396,243
Diluted	35,396,243

ViewCast.com, Inc.
Notes to the Consolidated Financial Statements - Continued
4. Inventories
Inventories consist of the following:

	December 31,
	2009	2010

Purchased materials	$1,077,135	$1,073,360
Finished goods	1,330,783	1,433,645
Inventory obsolescence reserve	(124,570)	(291,756)

	$2,283,348	$2,215,249

5. Property and Equipment
Property and equipment, consists of the following:

	Estimated
	Useful Life	December 31,
	(Years)	2009	2010

Service equipment	3	$242,362	$242,362
Computer equipment	2 to 7	497,139	579,059
Software	3 to 5	207,531	207,908
Leasehold improvements	1 to 5	172,697	174,429
Office furniture and equipment	5 to 7	1,284,884	1,319,238

		2,404,613	2,522,996

Less accumulated depreciation and amortization		(1,829,581)	(2,191,530)

		$575,032	$331,466

6. Accrued expenses and other current liabilities
Accrued expenses and other current liabilities consist of the following:

	December 31,
	2009	2010

Accrued compensation	$123,882	$207,189
Accrued warranty	155,850	155,918
Accrued inventory purchases	50,450	75,983
Customer deposits	28,919	57,164
Deferred rent	46,258	15,386
Deferred revenue	353,458	426,929
Accrued taxes and other	274,350	191,081

	$1,033,167	$1,129,650

ViewCast.com, Inc.
Notes to the Consolidated Financial Statements - Continued
7. Line of Credit
On June 29, 2007, the Company entered into a Purchase and Sale Agreement/Security Agreement with Amegy Bank National Association (“Amegy”), a national banking association. This agreement provides the Company with an accounts receivable loan facility to provide a source of working capital with advances generally limited to 85% of submitted accounts receivable. Upon collection of an account receivable, the remaining fifteen percent is rebated to the Company less the Amegy fixed and variable discounts. The Amegy fixed discount equals 0.2% of the account receivable for the first 15 days the account receivable is outstanding plus an additional 0.2% for each additional 15 day period, up to 1.2% for receivables 76 to 90 days outstanding. The variable discount is calculated for each day that the amount advanced by Amegy is outstanding until repaid by collection of the account receivable and equals the prime rate plus 1.5% divided by 360 multiplied by the advance amount for each account receivable. The general borrowing availability under this facility is $1,000,000, reviewed as growth of business dictates. However, this may be exceeded without penalty. To secure the amounts due under the agreement, the Company granted Amegy a security interest in all of its assets owned as of the date of the agreement or thereafter acquired. The Company had $92,321 outstanding as of December 31, 2009 and $1,041,478 outstanding as of December 31, 2010 under this facility based on the outstanding accounts receivable at year end.
8. Long-term Debt
Stockholder Term Notes
Since October 1998, the Company has maintained a credit facility with an entity controlled by one of its principal stockholders, Mr. H.T. Ardinger. Most recently, ViewCast.com, Inc., Osprey Technologies, Inc. and VideoWare, Inc. (jointly and severally, “the Borrower”) amended the terms and conditions of the loan and security agreement with the Ardinger Family Partnership, Ltd. on March 10, 2010, to be effective as of January 31, 2010. Under the amended terms any amounts outstanding of the primary principal amount and secondary principal amount mature December 31, 2012, subject to certain earlier payment conditions. The interest on the primary principal amount will accrue and be paid monthly based on an interest rate per annum which is the greater of 5.0% or the effective prime rate plus 0.75% (4.00% as of December 31, 2009 and 2010). Interest on the secondary principal shall accrue based on the effective Applicable Federal Rate, as defined in the agreement, (2.64% and 0.32% as of December 31, 2009 and 2010, respectively). The amended terms call for interest to be paid monthly; and beginning July 31, 2010, minimum monthly principal payments of $21,422, in addition to the monthly interest payments. The amended note agreement is secured by all the assets of the Borrower.
Long-term debt consists of the following:

	December 31,
	2009	2010
Outstanding Primary Principal Amount	$1,250,000	$1,121,466
Outstanding Secondary Principal Amount	3,891,361	3,891,361
Other debt	75,297	53,919

Total long-term debt	5,216,658	5,066,746
Less current maturities	(157,133)	(284,523)

Total long-term debt, less current maturities	$5,059,525	$4,782,223

ViewCast.com, Inc.
Notes to the Consolidated Financial Statements - Continued
The following are the scheduled maturities of long-term debt at December 31, 2010:

Year ended December 31, 2011
2011	$284,523
2012	4,780,183
2013	2,040

$5,066,746

9. Income Taxes
The Company records a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. In the opinion of management, realization of the Company’s net operating loss carryforward is not reasonably assured, and a valuation allowance of $27,142,000 and $27,339,000 has been provided against deferred tax assets in excess of deferred tax liabilities in the accompanying consolidated financial statements at December 31, 2009 and 2010, respectively.
The components of the Company’s net deferred taxes are as follows:

	Year ended December 31,
	2009	2010
Deferred tax assets (liability):
Net operating loss carryforwards	$26,787,000	$26,731,000
Deferred revenue	130,000	158,000
Goodwill and other intangibles	(9,000)	(19,000)
Stock based compensation	145,000	202,000
Inventory reserve	46,000	108,000
Allowance for doubtful accounts	26,000	28,000
Accrued liabilities	121,000	120,000
Property and equipment	36,000	75,000
Software development costs	(140,000)	(64,000)

Total deferred tax assets	27,142,000	27,339,000
Less: valuation allowance	(27,142,000)	(27,339,000)

Net deferred taxes	$—	$—

The reconciliation between the income tax expense (benefit) calculated by applying statutory rates to net loss and the income tax benefit reported in the accompanying consolidated financial statements is as follows:

	Year ended December 31,
	2009	2010

U.S. federal statutory rate applied to pretax income	$(1,032,000)	$(206,000)
Change in valuation allowance	1,014,000	197,000
Other	—	4,000

	$(18,000)	$(5,000)

At December 31, 2010 the Company has federal income tax net operating loss carryforwards of approximately $72,000,000, which expire at various dates beginning in 2010. The Company is subject to limitations existing under Internal Revenue Code Section 382 (Change of Control) relating to the availability of the operating loss carryforward.

ViewCast.com, Inc.
Notes to the Consolidated Financial Statements - Continued
10. Stockholders’ Equity
Preferred Stock
As of December 31, 2010 and 2009, 800,000 shares of Series B Convertible Preferred Stock are outstanding at a stated value of $10 per share. Mr. H. T. Ardinger, a principal stockholder of the Company, holds 400,000 shares of Series B Convertible Preferred Stock, with the remainder held by other existing stockholders. The Series B Preferred Stock is convertible into common stock of the Company at a fixed price of $3.625 per share, subject to certain requirements.
As of December 31, 2010 and 2009, 200,000 shares of Series C Convertible Preferred Stock are outstanding at a stated value of $10 per share held by H.T. Ardinger, Jr., a principal stockholder of the Company. The Series C Preferred Stock is convertible into common stock of the Company at a fixed price of $0.60 per share, subject to certain requirements.
Subject to the liquidation rights of the holders of any parity stock, upon any voluntary or involuntary liquidation, dissolution or winding-up of the Company, holders of Series B Preferred Stock and Series C Preferred Stock shall be entitled to be paid, out of the assets of the Company available for distribution to stockholders, the liquidation preference of $10.00 per share of Series B Preferred Stock and $25.00 per share of Series C Preferred Stock, plus, without duplication, an amount in cash or shares of common stock, at the Company’s option, equal to all accumulated and unpaid dividends thereon to the date fixed for liquidation, dissolution or winding-up (including an amount equal to a prorated dividend for the period from the last dividend payment date to the date fixed for liquidation, dissolution or winding-up), before any distribution is made on any junior stock, including, without limitation, any class of common stock of the Company.
Holders of Series B and Series C Preferred Stock have no voting rights except on amendments to the Company’s Articles of Incorporation to change the authorized shares, or par value, or to alter or change the powers or preferences of their respective preferred stock issues. The Series B and Series C Preferred Stock issues carry cumulative dividends of 8% and 9% per year, respectively, and are generally payable semi-annually in arrears in cash or common stock of the Company, at the Company’s option. There were no preferred stock dividends declared or paid during 2009 and 2010. Cumulative dividends on Series B and Series C preferred shares in arrears at December 31, 2010 are $5,760,000 and $1,617,500.
In December 2006, the Company retired certain debt from the Ardinger Family Partnership, Ltd. in exchange for certain Company securities, including 80,000 shares of ViewCast’s Series E Convertible Preferred Stock with each share having a stated value of $100 with voting rights on an “as converted’ basis with the common stock and accrues no dividends. The Series E preferred stock provides for a conversion option to common stock at $0.60 per share of common stock, subject to certain requirements. The liquidation preference on the Series E is the $100 per share stated value multiplied by 105% if the liquidation event occurs after December 11, 2009 and on or before December 11, 2010; and 107% if the liquidation event occurs after December 11, 2010.
Common Stock
During 2009, the Company received $2,850 in proceeds from the exercise of 10,000 of its outstanding employee stock options, with a weighted-average exercise price of approximately $0.29 per share. During 2010, the Company had no proceeds from the exercise of its outstanding employee stock options. On March 19, 2009, in connection with the Ancept acquisition, the Company issued 1,141,314 shares based on the weighted average closing price of the Company’s common stock for the ten trading days immediately prior to the closing of the transaction, which was $0.35. During 2009 and 2010, the Company received $14,441 and $9,852 in proceeds from the purchase of 55,106 and 53,603 shares of the Common Stock by employees through the 2005 Employee Stock Purchase Plan.
In January 2010, the Company issued 147,059 shares of common stock with a market value of $25,000 to a vendor in exchange for services. On December 30, 2010, the Company received net proceeds of $745,000 from the private placement of 2,950,847 shares of common stock. The purchase price per share of common stock was approximately $0.2525, which was the weighted average closing price for the ten trading days immediately prior to December 30, 2010. The investors included David W. Brandenburg, a principal stockholder and member of the Board of Directors of the Company, and his spouse.

ViewCast.com, Inc.
Notes to the Consolidated Financial Statements - Continued
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
Following is a summary of stock option activity from January 1, 2009 through December 31, 2010:

	Stock Options
			Weighted-
		Exercise	Average
	Number	Price Per	Exercise Price
	of Shares	Share	Per Share
Outstanding at January 1, 2009	4,065,935	$0.20 - $7.14	$1.42

Granted	1,587,500	0.33 - 0.33	0.33
Exercised	(10,000)	0.29 - 0.29	0.29
Canceled/forfeited	(1,480,972)	0.29 - 7.14	2.78

Outstanding at December 31, 2009	4,162,463	$0.20 -$3.52	$0.52

Granted	1,800,000	0.17 - 0.27	0.19
Canceled/forfeited	(1,175,378)	0.17 - 3.52	0.45

Outstanding at December 31, 2010	4,787,085	$0.17 -$1.09	$0.41

The weighted-average grant-date fair value of options granted was $0.29 and $0.16 for the years ended December 31, 2009 and 2010, respectively.

ViewCast.com, Inc.
Notes to the Consolidated Financial Statements - Continued
The following information applies to options outstanding at December 31, 2010:

		Weighted-
		Average	Weighted-		Weighted-
Range of	Outstanding at	Remaining	Average	Exercisable at	Average
Exercise	December 31,	Contractual	Exercise	December 31,	Exercise
Prices	2010	Life	Price	2010	Price
$0.01 – 1.00	4,312,335	4.7	$0.33	2,789,420	$0.39
1.01 – 1.09	474,750	0.2	1.09	474,750	1.09

	4,787,085	4.3	0.41	3,264,170	0.49

At December 31, 2010, the balance of unearned stock-based compensation to be expensed in future periods related to unvested share-based awards, as adjusted for expected forfeitures, is approximately $249,000. The weighted-average period over which the unearned stock-based compensation is expected to be recognized is approximately three years.
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
Under the ESPP, each offering is for a period of six months ending March 31 and September 30 of each year. Eligible employees may participate in the ESPP by authorizing payroll deductions during an offering period within a percentage range determined by the Board of Directors. Initially, the amount of authorized payroll deductions is not more than ten percent of an employee’s cash compensation during an offering period, and not more than $25,000 per year. Amounts withheld from payroll are applied at the end of each offering period to purchase shares of Common Stock. Participants may withdraw their contributions at any time before stock is purchased, and in the event of withdrawal such contributions will be returned to participants. The purchase price of the Common Stock is equal to ninety-five percent (95%) of the market price of Common Stock at the end of each offering period (the “Exercise Date”). The Purchase Price may be changed by the Board or its committee but in any case shall never be lower than 85% to the fair market value of a share of Common Stock on the Exercise Date. ViewCast pays all expenses incurred in connection with the implementation and administration of the ESPP.
During 2009 and 2010, 55,106 and 53,603 shares of common stock were issued under the ESPP.
Warrants
At December 31, 2008, the Company had outstanding private warrants to purchase 2,500,000 shares of common stock of the Company with exercise prices of $0.48 per share and expiration dates in December 2013. On February 27, 2009, the Company entered into an amendment to the warrants to purchase common stock, dated December 11, 2006, (the “Amendment”) by and between the Company and the Ardinger Family Partnership, Ltd., the holder of the warrants. The general partner of the Ardinger Family Partnership, Ltd. is H.T. Ardinger, Jr., the Company’s largest stockholder. Pursuant to the Amendment, the Company agreed to reduce the per share warrant exercise price to the average closing price for the five consecutive trading days ending on February 27, 2009 on the Over-The-Counter Bulletin Board in exchange for the Ardinger Family Partnership agreeing to exercise the warrant on or prior to March 5, 2009 with the proceeds to be used by the Company for the acquisition of Ancept Assets (see Note 3). On March 5, 2009, the Ardinger Family Partnership, Ltd. exercised the outstanding warrant to purchase 2,500,000 shares of the Company’s unregistered common stock at the amended exercise price of $0.376 per share and the Company received proceeds of $940,000. At December 31, 2009 and 2010, the Company had no outstanding warrants.

ViewCast.com, Inc.
Notes to the Consolidated Financial Statements - Continued
11. Employee Benefit Plan
Effective March 1, 1997, the Company adopted a profit sharing plan pursuant to Section 401(k) of the Internal Revenue Code whereby participants may elect to contribute up to sixty percent (60%) of their compensation subject to statutory limitations. The plan provides for discretionary matching and profit sharing contributions by the Company. All employees are eligible to participate in the plan provided they meet minimum age requirement of eighteen. The Company discontinued matching contributions under this plan in April 2009. The Company made $21,453 and $0 matching contributions to this plan, for the years ended December 31, 2009 and 2010, respectively. Effective January 1, 2011, the Company resumed matching contributions under this plan.
12. Commitments and Contingencies
The Company leases offices and manufacturing space at various locations under non-cancelable operating leases extending through 2021. The Company also leases certain office and computer equipment under non-cancelable operating leases. Future minimum operating lease payments with initial or remaining terms of one year or more are as follows:

Operating
Leases
Year ended December 31:
2011	$306,840
2012	238,731
2013	243,320
2014	242,788
Thereafter	1,691,734

Total minimum lease payments	$2,723,413

Rent expense was $422,969 and $417,761 for the years ended December 31, 2009 and 2010, respectively.
13. Related Party Transactions
As discussed in Note 8, the Company has two outstanding notes payable to an entity controlled by one of its principal stockholders, Mr. H.T. Ardinger.
In addition, the source of a significant portion of the cash paid to Seller for the purchase of the Ancept Assets (more fully described in Note 3) was obtained by the Company pursuant to the warrant exercise on March 5, 2010 by H.T. Ardinger and the Ardinger Family Partnership, Ltd. for the purchase 2,500,000 shares of the Company’s unregistered common stock at an amended exercise price of $0.376 per share, pursuant to which the Company received proceeds of $940,000. See Note 10 for related party warrant activity.
As discussed in Note 10, on December 30, 2010, the Company received net proceeds of $745,000 from the private placement of 2,950,847 shares of common stock. The purchase price per share of common stock was approximately $0.2525, which was the weighted average closing price for the ten trading days immediately prior to December 30, 2010. One of the investors included David W. Brandenburg, a principal stockholder and member of the Board of Directors of the Company, and his spouse.

ViewCast.com, Inc.
Notes to the Consolidated Financial Statements - Continued
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

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are designed to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. As required by Rule 13a-15(b) under the Exchange Act, our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2010. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2010, our disclosure controls and procedures were effective in providing such reasonable assurance.
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
Management, under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2010 under the criteria set forth in the Internal Control—Integrated Framework.
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
The information required by this item is incorporated by reference to the information contained under the caption “Proposal 1 — Election of Directors” in the Company’s Proxy Statement for the 2011 Annual Meeting of Stockholders (the “Proxy Statement”).

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
Equity Compensation Plan Information
The following table sets forth certain information as of December 31, 2010 concerning outstanding awards and securities available for future issuance pursuant to ViewCast’s equity compensation plans.

	Number of securities		Number of securities
	to be issued upon		remaining available for future
	exercise of	Weighted-average	issuance under equity
	outstanding	exercise price of	compensation plans (excluding
	options, warrants and	outstanding options,	securities reflected in column
	rights	warrants and rights	(a))
Plan category	(a)	(b)	(c)

Equity compensation plans approved by security holders	4,787,085	$0.41	3,264,170

Equity compensation plans not approved by security holders	—	—	—

Total	4,787,085	$0.41	3,264,170

Item 13.	Certain Relationships and Related Transactions, and Director Independence
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
1.
Financial Statements:

Consolidated Balance Sheets at December 31, 2009 and 2010

Consolidated Statements of Operations for the years ended December 31, 2009 and 2010

Consolidated Statements of Stockholders’ Equity (Deficit) for the years ended December 31, 2009 and 2010

Consolidated Statements of Cash Flows for the years ended December 31, 2009 and 2010

Notes to Consolidated Financial Statements.

2.	All other schedules are omitted because of they are not required or because the required information is given in the consolidated financial statements or notes thereto.

3.	Exhibits:
EXHIBIT INDEX

Exhibit No.	Description of Exhibit

2.1	Agreement and Plan of Merger and Reorganization (1)

2.2	Asset Purchase Agreement between ViewCast.com, Inc. and Ancept Media Server, LLC, dated March 5, 2009 (26)

2.3	First Amendment to Asset Purchase Agreement between ViewCast.com, Inc. and Ancept Media Server, LLC, dated March 13, 2009 (26)

3.1	Certificate of Incorporation (1)

3.2	Amendment to Certificate of Incorporation (1)

3.3	Restated Bylaws (4)

3.4	Certificate of Designation of Series B Convertible Preferred Stock (2)

3.5	Certificate of Designation of Series C Convertible Preferred Stock (6)

3.6	Certificate of Designation of Series D Redeemable Convertible Preferred Stock (7)

3.7	Certificate of Designation of Series E Convertible Redeemable Preferred Stock (20)

4.1	Form of Common Stock Certificate (1)

4.2	Form of Warrant Certificate (1)

4.3	Form of Warrant Agreement between ViewCast and Continental Stock Transfer & Trust Company (1)

4.4	Form of Representative’s Warrant Agreement (1)

4.5	Notice of Extension of Warrant Expiration Date and Exercise Price Adjustment (5)

4.6	Warrant Issued to Ardinger Family Partnership, LTD (20)

10.1	Form of Indemnification Agreement between ViewCast and Executive Officers and Directors (1)

10.2	Working Capital Line of Credit Loan Agreement between ViewCast and the Ardinger Family Partnership, LTD (3)

10.3	Sublease Agreement between ViewCast and Host Communications, Inc. (6)

10.4	Reserved.

Exhibit No.	Description of Exhibit

10.5	Revolving Loan Agreement between MMAC Communications Corp. and Keltic Financial Partners, LP dated as of October 11, 2002 (7)

10.6	Guarantee of Payment and Performance from ViewCast.com, Inc. to Keltic Financial Partners, LP dated as of October 11, 2002 (7)

10.7	Subordination Agreement by and among Keltic Financial Partners, LP, MMAC Communications Corp. and ViewCast.com, Inc. dated as of October 11, 2002 (7)

10.8	General Security Agreement by and between MMAC Communications Corp. and Keltic Financial Partners, LP dated as of October 11, 2002 (7)

10.9	Revolving Note by MMAC Communications Corp. in favor of Keltic Financial Partners, LP dated as of October 11, 2002 (7)

10.10	ViewCast.com, Inc. 2005 Stock Incentive Plan (14)

10.11	ViewCast.com, Inc. 2005 Employee Stock Purchase Plan (15)

10.12	Reserved.

10.13	Reserved.

10.14	Reserved.

10.15	Form of Amended and Restated Security Agreement dated October 15, 2003 between ViewCast.com, Inc. and the Ardinger Family Partnership, LTD (8)

10.16	Form of Amended and Restated Pledge Agreement dated October 15, 2003 between ViewCast.com, Inc. and the Ardinger Family Partnership, LTD (8)

10.17	Form of First Amendment to the Revolving Loan Agreement dated October 11, 2003 between Delta Computec Inc. and Keltic Financial Partners, LP (8)

10.18	Reserved.

10.19	Reserved.

10.20	Third Amendment dated as of December 10, 2004 to Revolving Loan Agreement between MMAC Communications Corp. and Keltic Financial Partners, LP dated as of October 11, 2002 (9)

10.21	Fourth Amendment dated as of January 10, 2005 to Revolving Loan Agreement between MMAC Communications Corp. and Keltic Financial Partners, LP dated as of October 11, 2002 (9)

10.22	Fifth Amendment dated as of February 15, 2005 to Revolving Loan Agreement between MMAC Communications Corp. and Keltic Financial Partners, LP dated as of October 11, 2002 (9)

10.23	Notice of Lower Temporary Conversion Price dated March 21, 2005 (10)

10.24	Letter Agreement Amending Revolving and Term Credit Facility dated March 22, 2005 (10)

10.25	Sixth Amendment, dated as if April 15, 2005, to Revolving Loan Agreement Between MMAC Communications Corp. and Keltic Financial Partners, LP dated as of October 11, 2002 (11)

10.26	Seventh Amendment, dated as if July 15, 2005, to Revolving Loan Agreement Between MMAC Communications Corp. and Keltic Financial Partners, LP dated as of October 11, 2002 (12)

10.27	Letter Agreement Amending Revolving and Term Credit Facility dated July 22, 2005 (13)

10.28	Eighth Amendment, dated as if October 11, 2005, to Revolving Loan Agreement Between MMAC Communications Corp. and Keltic Financial Partners, LP dated as of October 11, 2002 (16)

10.29	Reserved.

Exhibit No.	Description of Exhibit

10.30	Office Lease Agreement between ViewCast and TR Plano Parkway Partners, L.P. (17)

10.31	Letter Agreement Amending Revolving and Term Credit Facility dated March 20, 2006 (18)

10.32	Office Lease Agreement between ViewCast and Valwood Centreport, LP (19)

10.33	Registration Rights Agreement by and among ViewCast and Ardinger Family Partnership, Ltd. Dated as of December 11, 2006 (20)

10.34	Second Amended Loan and Security Agreement dated as of December 11, 2006 (20)

10.35	Exchange Agreement dated as of December 11, 2006 by and among ViewCast, Osprey Technoligies, Inc. and Videoware, Inc. and Ardinger Family Partnership, Ltd. (20)

10.36	Employment Agreement by and between ViewCast Corporation and David T. Stoner effective as of March 1, 2007 (21)

10.37	2007 Executive Incentive Compensation Plan for David T. Stoner (21)

10.38	Employment Agreement by and between ViewCast Corporation and Laurie L. Latham effective as of March 1, 2007 (21)

10.39	2007 Executive Incentive Compensation Plan for Laurie L. Latham (21)

10.40	Purchase and Sale Agreement/Security Agreement by and among ViewCast.com, Inc., Osprey Technologies, Inc., Videoware, Inc. and Amegy Bank National Association, dated June 29, 2007 (22)

10.41	Amendment to Purchase and Sale Agreement/Security Agreement by and among ViewCast.com, Inc., Osprey Technologies, Inc., Videoware, Inc. and Amegy Bank National Association, dated June 29, 2007 (22)

10.42	Employment Agreement by and between ViewCast.com, Inc. and Gary Klembara effective September 1, 2007 (23)

10.43	First Amendment to Amended and Restated Security Agreement by and among Ardinger Family Partnership, Ltd., ViewCast.com, Inc., Osprey Technologies, Inc. and Videoware, Inc. (24)

10.44	First Amendment to Warrant to Purchase Common Stock by and between ViewCast.com, Inc. and Ardinger Family Partnership, Ltd., dated February 27, 2009. (25)

10.45	Second Amendment to Amended and Restated Security Agreement by and among Ardinger Family Partnership, Ltd., ViewCast.com, Inc., Osprey Technologies, Inc. and Videoware, Inc. (28)

10.46	Third Amendment to Amended and Restated Security Agreement by and among Ardinger Family Partnership, Ltd., ViewCast.com, Inc., Osprey Technologies, Inc. and Videoware, Inc. (29)

10.47	Subscription agreement by and between ViewCast.com, Inc. and John J. Scamardella, dated December 30, 2010. (30)

10.48	Subscription agreement by and between ViewCast.com, Inc. and Stuart Barab, dated December 30, 2010. (30)

10.49	Subscription agreement by and between ViewCast.com, Inc. and Lionel L. Dace, dated December 30, 2010. (30)

10.50	Subscription agreement by and between ViewCast.com, Inc. and John A. Doyle, dated December 30, 2010. (30)

10.51	Subscription agreement by and between ViewCast.com, Inc. and Diana L. Brandenburg, dated December 30, 2010. (30)

10.52	Subscription agreement by and between ViewCast.com, Inc. and David W. Brandenburg, dated December 30, 2010. (30)

Exhibit No.	Description of Exhibit

21.1	Subsidiaries of ViewCast.com, Inc. (1)

23.1	Consent of BKD, LLP*

31.1	Rule 13a-14(a)/15d-14(a) Certifications *

32.1	Statement 1350 Certifications *

*	Filed herewith.

(1)	Incorporated by reference to the Registration Statement on Form SB-2 and all amendments thereto as declared effective on February 4, 1997

(2)	Incorporated by reference to Form 8-K filed March 15, 1999.

(3)	Incorporated by reference to Form 10-KSB filed March 26, 1999.

(4)	Incorporated by reference to Form S-3 filed June 30, 2000.

(5)	Incorporated by reference to Form 8-K filed January 23, 2002.

(6)	Incorporated by reference to Form 10-K filed April 16, 2002.

(7)	Incorporated by reference to Form 8-K filed October 25, 2002.

(8)	Incorporated by reference to Form 10-QSB filed November 14, 2003.

(9)	Incorporated by reference to Form 8-K filed March 25, 2005.

(10)	Incorporated by reference to Form 8-K filed March 25, 2005.

(11)	Incorporated by reference to Form 8-K filed April 21, 2005.

(12)	Incorporated by reference to Form 8-K filed July 18, 2005.

(13)	Incorporated by reference to Form 8-K filed July 27, 2005.

(14)	Incorporated by reference to Appendix A to Proxy Statement filed September 9, 2005.

(15)	Incorporated by reference to Appendix B to Proxy Statement filed September 9, 2005.

(16)	Incorporated by reference to Form 8-K filed October 17, 2005.

(17)	Incorporated by reference to Form 8-K filed January 17, 2006.

(18)	Incorporated by reference to Form 8-K filed March 23, 2006.

(19)	Incorporated by reference to Form 8-K filed November 2, 2006.

(20)	Incorporated by reference to Form 8-K filed December 15, 2006.

(21)	Incorporated by reference to Form 10-KSB/A filed April 30, 2007.

(22)	Incorporated by reference to Form 8-K filed July 6, 2007.

(23)	Incorporated by reference to Form 8-K filed September 5, 2007.

(24)	Incorporated by reference to Form 8-K filed November 4, 2008.

(25)	Incorporated by reference to Form 8-K filed March 5, 2009.

(26)	Incorporated by reference to Form 8-K filed March 23, 2009.

(27)	Incorporated by reference to Form 10-KSB filed March 30, 2004.

(28)	Incorporated by reference to Form 8-K filed August 5, 2009.

(29)	Incorporated by reference to Form 8-K filed March 15, 2010.

(30)	Incorporated by reference to Form 8-K filed January 6, 2011

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date	ViewCast.com, Inc.

March 31, 2011	By:	/s/ Laurie L. Latham Laurie L. Latham
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

Date

March 31, 2011	By:	/s/ David T. Stoner David T. Stoner
Director and Chief Executive Officer
(Principal Executive Officer)

March 31, 2011	By:	/s/ Laurie L. Latham Laurie L. Latham
Chief Financial Officer and Senior Vice President of Finance and Administration
(Principal Accounting and Financial Officer)

March 31, 2011	By:	/s/ George C. Platt George C. Platt
Director

March 31, 2011	By:	/s/ Joseph W. Autem Joseph W. Autem
Director

March 31, 2011	By:	/s/ Sherel D. Horsley Sherel D. Horsley
Director

March 31, 2011	By:	/s/ John W. Slocum, Jr. John W. Slocum, Jr.
Director

March 31, 2011	By:	/s/ David W. Brandenburg David W. Brandenburg
Director

EXHIBIT INDEX FOR DOCUMENTS FILED WITH THIS REPORT

Exhibit
No.	Description of Exhibit

23.1	Consent of BKD, LLP

31.1	Rule 13a-14(a)/15d-14(a) Certifications

32.1	Section 1350 Certifications