Form 10-K/A
period 2010-12-31
VIEWCAST COM INC
filed 2011-04-29
CIK 921313

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
Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☑
The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2010 was $6,590,341.
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
Market Background and Market Drivers
“The sum of all forms of video (TV, video on demand, Internet, and P2P) will account for over 91 percent of global consumer traffic by 2013. Internet video alone will account for over 60% of consumer Internet traffic in 2013. “ (Cisco® Visual Networking Index)
ViewCast has seen digital media move to the mainstream as a strategic business tool for enterprises—including education and corporate enterprise, and consumer segments—while advertising, media and entertainment look to capitalize on increased viewership over a variety of devices. As ViewCast looks at existing and emerging market application areas, we observed they exhibit common requirements: Capture, ingest, transform, index, manage, govern, deliver, and report.
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

We have been and will continue to be dependent on third parties for the supply and manufacturing of our subassemblies, components and electronic parts, including standard and custom-designed components. We generally do not maintain supply agreements with such third parties but instead purchase components and electronic parts pursuant to purchase orders in the ordinary course of business. We are dependent on the ability of our third- party manufacturers and suppliers to meet our design, performance and quality specifications.
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
/S/ BKD, LLP
Dallas, Texas
March 31, 2011

VIEWCAST.COM, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2009	2010
ASSETS
Current assets:
Cash and cash equivalents	$368,151	$1,648,476
Accounts receivable, less allowance for doubtful accounts of $69,767 and $76,436 at December 31, 2009 and 2010, respectively	1,208,929	2,204,125
Inventories, net	2,283,348	2,215,249
Prepaid expenses	208,804	278,928

Total current assets	4,069,232	6,346,778

Property and equipment, net	575,032	331,466
Capitalized software development costs, net	1,364,418	982,503
Goodwill	620,002	620,002
Intangible assets, net	170,717	163,247
Deposits	48,433	32,637

Total assets	$6,847,834	$8,476,633

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Line of credit	$92,321	$1,041,478
Accounts payable	730,395	1,078,639
Accrued expenses and other current liabilities	1,033,167	1,129,650
Current maturities of long-term debt and stockholder notes payable	157,133	284,523

Total current liabilities	2,013,016	3,534,290

Long-term debt, less current maturities	46,698	26,464
Stockholder notes payable, less current maturities	5,012,827	4,755,759

Total liabilities	7,072,541	8,316,513

Commitments and contingencies

Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value, authorized 5,000,000 shares:
Series B convertible — issued and outstanding shares — 800,000 — liquidation value of $16 and 17 per share as of December 31, 2009 and 2010 respectively	80	80
Series C convertible — issued and outstanding shares — 200,000 — liquidation value of $32 and $33 per share as of December 31, 2009 and 2010, respectively	20	20
Series E convertible — issued and outstanding shares — 80,000 — liquidation value of $105 and $107 per share as of December 31, 2009 and 2010 respectively	8	8
Common stock, $.0001 par value, authorized 100,000,000 shares; issued shares - 36,126,306 and 39,277,815 at December 31, 2009 and 2010, respectively	3,613	3,927
Additional paid-in capital	71,705,762	72,641,272
Accumulated deficit	(71,922,284)	(72,473,281)
Treasury stock, 261,497 shares at cost	(11,906)	(11,906)

Total stockholders’ equity (deficit)	(224,707)	160,120

Total liabilities and stockholders’ equity (deficit)	$6,847,834	$8,476,633

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

ViewCast.com, Inc.
Notes to the Consolidated Financial Statements — Continued
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

ViewCast.com, Inc.
Notes to the Consolidated Financial Statements — Continued
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
Product sales are recognized upon shipment, provided title and risk of loss has passed to the customer, there is evidence of an arrangement, fees are fixed or determinable, and collectability is reasonably assured. Transactions that do not meet all these requirements are deferred until the point at which these requirements are satisfied. Maintenance and support are recognized monthly over the contract term. Professional services revenues contracts are generally sold separately and revenues are recognized as provided.
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

	Year Ended December 31,
	2009	2010

Net loss applicable to common stockholders - numerator for basic and diluted loss per share	$(3,620,347)	$(1,370,997)

Weighted — average common shares outstanding — denominator for basic loss per share	35,171,107	36,046,372

Net loss per share:
Basic	$(0.10)	$(0.04)

Diluted	$(0.10)	$(0.04)

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

ViewCast.com, Inc.
Notes to the Consolidated Financial Statements — Continued
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

ViewCast.com, Inc.
Notes to the Consolidated Financial Statements — Continued
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
Following is a summary of stock option activity from January 1, 2009 through December 31, 2010:

	Stock Options
			Weighted-
		Exercise	Average
	Number	Price Per	Exercise Price
	of Shares	Share	Per Share
Outstanding at January 1, 2009	4,065,935	$0.20 – $7.14	$1.42

Granted	1,587,500	0.33 – 0.33	0.33
Exercised	(10,000)	0.29 – 0.29	0.29
Canceled/forfeited	(1,480,972)	0.29 – 7.14	2.78

Outstanding at December 31, 2009	4,162,463	$0.20 – $3.52	$0.52

Granted	1,800,000	0.17 – 0.27	0.19
Canceled/forfeited	(1,175,378)	0.17 – 3.52	0.45

Outstanding at December 31, 2010	4,787,085	$0.17 – $1.09	$0.41

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

ViewCast.com, Inc.
Notes to the Consolidated Financial Statements — Continued
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

ViewCast.com, Inc.
Notes to the Consolidated Financial Statements — Continued
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

Item 9B.	Other Information
None.
PART III

Item 10.	Directors, Executive Officers and Corporate Governance
Directors
The names of the nominees for Director and certain other information about them as of March 30, 2011 are set forth below.

Name	Age	Director Since	Position Held with Company

George C. Platt	70	1999	Chairman of the Board

David T. Stoner	54	2008	President and Chief Executive Officer

Joseph Autem	53	1999	Director

Sherel D. Horsley	68	2006	Director

John W. Slocum, Jr.	70	2006	Director

David W. Brandenburg	66	2008	Director
George C. Platt has served as a director since September 1999 and currently serves as Chairman of the Board. Mr. Platt joined ViewCast as Chief Executive Officer and President in September 1999. In October 2005, he relinquished the role of President, and he retired from the position of Chief Executive Officer in July 2008. From 1991 through 1999, Mr. Platt was employed by Intecom, Inc., a Dallas-based provider of multimedia telecommunications products and services, holding the positions of Chief Executive Officer and President. Prior to his employment with Intecom, Inc., Mr. Platt was the President of SRX, an entrepreneurial startup company. Before that, he was a Group Vice President (Business Communications Group) at Rolm Corporation until its acquisition by International Business Machines Corporation, or IBM, and prior to his employment at Rolm Corporation, Xerox employed him for fifteen years, where he attained the position of Operations Manager, Southeast Region. Mr. Platt holds an M.B.A. from the University of Chicago and a B.S. degree from Northwestern University. For over a decade, Mr. Platt served as a director for Intervoice, Inc., a publicly held company, until it was acquired by Convergys in the fall of 2008. During the most recent five years he did not serve as a committee member after his son joined Intervoice as a senior executive.
Mr. Platt brings to the Board of Directors a broad base of experience including operations, sales and business development and provides a senior management and public company board perspective from his experience in various organizations. Further, his contacts domestically and globally continue to be beneficial to ViewCast.
David T. Stoner has served as a director since May 2008 and moved to his current position as President and Chief Executive Officer in August 2008. Mr. Stoner joined ViewCast as Vice President of Operations in August 1996 and became President and Chief Operating Officer in October 2005. From August 1994 to August 1996, Mr. Stoner was Vice President of Engineering for the Connectworks Division of Connectware, Inc., a wholly owned subsidiary of AMP, Inc. From July 1986 to August 1994, Mr. Stoner was employed by Visual Information Technologies, Inc. (“VITec”), a manufacturer of video, imaging, and graphics products, which was purchased by Connectware, Inc. At VITec, Mr. Stoner was responsible for the development of hardware and software products, and served in various positions including Vice President of Engineering. From January 1979 to July 1986, Mr. Stoner served in various engineering positions at Texas Instruments, Inc. Mr. Stoner received his B.S. degree in Electrical Engineering from the University of Kansas. In the prior five years, Mr. Stoner has not served as a director on a public company board except for ViewCast.

Mr. Stoner brings to the Board of Directors executive management input and leadership from his role as CEO of ViewCast, technical and industry insight, and operations and engineering experience in various organizations.
Joseph Autem has served as a director since January 1999. He currently serves as a Managing Director of CFO Partners since October 2009. Additionally, he is the general partner of Autem, L.L.C., an investment company formed in May 1999. Previously, Mr. Autem was a director of Broadcast.com, Inc. from September 1996 through August 1999. From July 1998 to the present he has served as a consultant to various companies, including a prior role as the President and a Director of Paralegals Plus, Inc. which filed for bankruptcy in November 2008. Mr. Autem was the Chief Financial Officer of Luminant from January 1999 until July 1999. Mr. Autem previously served as Senior Vice President and Chief Financial Officer of CS Wireless, Inc., a privately held company that provides wireless video and high speed internet access, from June to July 1998 and as a partner of Vision Technology Partners, a private investment company, from March 1997 to June 1998. From July 1996 to December 1996, Mr. Autem served as Chief Financial Officer of Broadcast.com, Inc. From 1992 to 1996, Mr. Autem served as Vice President of Finance, Secretary, Treasurer and Chief Financial Officer of OpenConnect Systems, Inc., a software company. Earlier in his career, Mr. Autem was in public practice with the national accounting firm, Arthur Anderson. Mr. Autem holds a B.S. in Accounting from Pittsburg State University. In the prior five years, Mr. Autem has not served as a director on a public company board except for ViewCast.
Mr. Autem brings to the Board of Directors financial and accounting experience and insight developed within the technology industry.
Sherel D. Horsley has been a director since June 2006. He is retired from Texas Instruments, Inc. where he performed 35 years of service covering a variety of marketing and business development leadership roles, including field marketing assignments. His last position at TI was Senior Vice President and product manager of Digital Imaging, where he was responsible for product development, sales and marketing for all products based on TI’s Digital Light Processing Technology. Mr. Horsley was vice chairman of the Electronic Industries Alliance (EIA) and a member of the EIA Board of Governors and Executive Committee. He was also a past board member of the Consumer Electronics Association. During his career, Mr. Horsley received recognition for his work on numerous projects, and led a team that won the prestigious Malcolm Baldrige National Quality Award in 1992. In the prior five years, Mr. Horsley has not served as a director on a public company board except for ViewCast.
Mr. Horsley brings to the Board of Directors marketing engineering and product development experience from a leading global technology company.
John W. Slocum, Jr. has served as director since June 2006. Professor Slocum holds the title of Professor Emeritus in the Cox School of Business, Southern Methodist University in Dallas, Texas. Professor Slocum has taught on the faculties of the University of Washington, Pennsylvania State University, Ohio State University, the International University of Japan, and the Tuck School at Dartmouth College. He is the author of 28 books and currently serves as the co-editor of the Journal of World Business, Organizational Dynamics, and Journal of Leadership and Organizational Studies. Professor Slocum has also served as a management consultant to organizations such as ARAMARK, Lockheed Martin, Celanese, Prudential Bache Indonesia, among others. He is on the executive development staff of programs for the Governors of Oklahoma and Texas, SMU, and the University of North Texas Health Sciences, among others. Professor Slocum is currently on the board of advisors for Kisco Senior Living, LLC of Carlsbad, California. In the prior five years, Professor Slocum has not served as a director on a public company board except for ViewCast.
Professor Slocum brings to the Board of Directors a management and organizational perspective developed during his academic years as a professor at a top business school along with his experience from consulting with various organizations.

David W. Brandenburg has served as director since December 2008. Mr. Brandenburg is a former Chairman and Vice Chairman of the Board of Directors, Chief Executive Officer and President of Intervoice, a publicly held company acquired by Convergys in the fall of 2008. Intervoice developed and delivered enhanced services platforms to cellular service providers that enabled them to provide voice, text and video messaging and other enhanced services to their customers. Intervoice also provided Interactive Voice Response systems to Fortune 1000 and other companies. Mr. Brandenburg first joined Intervoice in 1990 as Chief Operating Officer after having served as a director since 1989. He was promoted to President of Intervoice in 1991 where he served until December 1994 when he relinquished his position of President and assumed the position of Vice Chairman of the Board until May 1995. He re-joined Intervoice as Chief Executive Officer in June 2000 and also served as Chairman of the Board from December 2000 until his retirement in November 2004. In June of 2007, Mr. Brandenburg re-joined the Intervoice Board of Directors as Chairman. He served in this position until the company was acquired by Convergys in September 2008. Mr. Brandenburg also served as President and Chief Executive Officer of AnswerSoft, Inc. a global provider of call center software automation solutions from November 1997 to May 1998, at which time it completed a merger with Davox Corporation. Davox subsequently changed its name to Concerto Software, Inc. and, following a merger with Aspect Communications Corp., is now part of Aspect Software, Inc., a privately-held company. Mr. Brandenburg’s current principal occupation is serving as a private, self-employed investor and philanthropist. He is Chairman and Chief Executive Officer of the Brandenburg Life Foundation, a 501(c)(3) charitable foundation which he founded with his wife in 1996. Mr. Brandenburg received a BSEE from the University of Michigan and a MSEE from Southern Methodist University. In the prior five years, Mr. Brandenburg has served as a director on a public company board as described above for ViewCast and Intervoice.
Mr. Brandenburg brings to the Board of Directors experience ranging from business operations and strategy to public company boards along with a stockholder perspective from his experience as a substantial investor in various organizations.
There are no family relationships among the directors, executive officers, or other significant employees of ViewCast.
Executive Officers
The following table contains information as of March 31, 2011 regarding the executive officers of ViewCast. Each holds the offices listed below and will hold such positions until the next regular meeting of the Board of Directors to be held immediately following the Annual Meeting of Stockholders or until their successors are chosen and qualified by the Board of Directors:

Name	Age	Office Held with Company

David T. Stoner	54	President and Chief Executive Officer

Laurie L. Latham	54	Chief Financial Officer and Senior Vice President of Finance and Administration

Adrian Guihat	51	Chief Technical Officer and Senior Vice President of Product Development
David T. Stoner’s information can be found with the information under Directors.
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

Adrian Giuhat serves as Chief Technical Officer and Senior Vice President of Product Development, a recent role he began in September 2010. Prior to joining ViewCast, Mr. Giuhat was a Senior Vice President and CTO of Nexstar Broadcasting Group, a public company that owns and operates 62 TV stations in 14 U.S. states, from 2008 until joining ViewCast. From 2003 to 2008, he was founder and CTO for AvantGuard Technologies a product development, data warehousing, technology consulting company, which defined, developed, and marketed web based products used in video distribution, print advertising and pre-sales lead management. During 2000 to 2003, Mr. Giuhat was the Senior Vice President of Engineering for Digital Generation (DG) Systems (currently known as DG FastChannel Inc.), a leader in content distribution of digital media to over 1,000 TV and 7,000 radio stations across the United States and Canada. Prior to 2000, Mr. Giuhat held senior level product development and management roles with ADC-Teledata, an Israeli telecom company, and with DSC-Alcatel USA, a multi-national telecom provider company. Early in his career, Mr. Giuhat held management engineering roles with Nortel Networks-BNR and Olivetti International. Mr. Giuhat received his M.Sc. and B.S. from the University of Bucharest and M.B.A. from Ottawa University.
Corporate Governance
Board Leadership Structure
The positions of Director, President and Chief Executive Officer are held by Mr. Stoner. In these roles, Mr. Stoner has general charge, supervision and control of the business and affairs of ViewCast and is responsible generally for assuring that policy decisions of the Board are implemented as adopted. As part of his duties, Mr. Stoner is also responsible for planning ViewCast’s growth, for stockholder relations and relations with investment bankers and other similar financial institutions and financial advisors, for exploring opportunities for mergers, acquisitions and new business, and for performing such other duties as the Board may from time to time assign. The position of Chairman of the Board is held by Mr. Platt who previously served as President and Chief Executive Officer of ViewCast. As the Chairman of the Board, Mr. Platt provides leadership to the Board and works with the Board to define its structure and activities in the fulfillment of its responsibilities. We believe this Board leadership structure is appropriate for our Company at this time, in that the role of Chairman of the Board working with the President and Chief Executive Officer who is also a Director on the Board promotes experience, leadership and direction for our Company.
The Board recognizes, however, that other leadership models may be appropriate, depending on the circumstances, and that no single Board leadership model is most effective in all circumstances for any company. For this reason, the Board periodically reviews its leadership structure to ensure that the stockholders are best served thereby.
Oversight of Risk Management
The Board’s role in the Company’s risk oversight process includes receiving regular reports from members of senior management regarding operational, financial, legal, regulatory and strategic areas including possible areas of material risk to the Company. Both management and the Board have responsibility for risk management though the Board has the ultimate oversight responsibility for the risk process. The Audit Committee assists the Board in its oversight of the Company’s risk assessment and risk management policies. The Audit Committee focuses on financial risk, including internal controls, and receives an annual risk assessment report prepared internally.
Code of Ethics
The Company has adopted a Corporate Compliance Program Guidelines and Ethics Policy that applies to all employees and officers of the Company and its subsidiaries, including the principal executive officer and principal financial and accounting officer. This policy meets the requirements of a “code of ethics” as defined by Item 406 of Regulation S-K and was filed as Exhibit 14.1 to the Company’s report on Form 10-KSB for the fiscal year ended December 31, 2003.
The Code of Conduct and Ethics is available on our website at www.viewcast.com under the “Company Investor Relations.” You may obtain a copy of the Code of Conduct and Ethics, free of charge, by sending a request in writing to Cordia Leung at the following address: Cordia Leung, ViewCast.com, Inc., 3701 W. Plano Parkway, Suite 300, Plano, TX 75075.

Stockholder Communications with the Board of Directors.
Stockholders may send written communications to our Board of Directors by delivering them to The Board of Directors, Viewcast.com, Inc., at 3701 W. Plano Parkway, Suite 300, Plano, TX 75075. All stockholder communications will be forwarded to the Chairman of the Board of Directors or, if addressed to the Audit or Compensation Committee, forwarded to the appropriate committee chairman.
Meetings of the Board of Directors and Committees
Meetings. The Board of Directors held a total of six meetings during ViewCast’s fiscal year ended December 31, 2010. Each Director attended in person or telephonically at least 75% of the meetings held by the Board of Directors and all committees thereof on which he served.
It is our policy that all directors and nominees should attend the annual meeting of stockholders. All of our directors attended the 2010 Annual Meeting.
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
Directors Autem, Horsley and Slocum serve as the members of the Audit Committee. All members of the committee are independent directors as defined under the NASDAQ Stock Market listing standards. The Audit Committee met four times in the 2010 fiscal year.
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
The Board of Directors does not have a formal policy with regard to the consideration of any director candidates recommended by stockholders because the Board believes it can adequately evaluate any such recommendation on a case-by-case basis. However, the Board of Directors would consider for possible nomination, qualified nominees recommended by stockholders. Stockholders who wish to propose a qualified candidate for consideration should submit complete information as to the identity and qualifications of that person to the Secretary of the Company at 3701 W. Plano Parkway, Suite 300, Plano, Texas 75075 sufficiently in advance of an annual meeting.
Absent special circumstances, the Board of Directors will continue to nominate qualified incumbent directors whom the Board believes will continue to make important contributions to the Board and the Company. The Board generally requires that nominees be persons of sound ethical character, be able to represent all stockholders fairly, have demonstrated professional achievement, have meaningful experience and have a general appreciation of the major business issues facing ViewCast. The Board of Directors does not have a formal process for identifying and evaluating nominees for director. However, the Board will evaluate all candidates, whether recommended by stockholders or otherwise, in accordance with the above criteria.

Further, the Board strives to nominate directors who represent an appropriate mix of backgrounds and experiences to best enhance the functions of the Board. The Board does not have a formal diversity policy in place. However, it does consider diversity in the broadest sense when seeking and reviewing potential Board nominees, thus including factors such as age, sex, race, ethnicity and geographic location, as well as a variety of experience and educational backgrounds (such as operations, finance, accounting and marketing experience and education).
Compensation Committee. The Compensation Committee reviews and approves salaries and bonuses for all officers, administers options outstanding under ViewCast’s stock incentive plans, provides advice and recommendations to the Board regarding directors’ compensation and carries out the responsibilities required by the rules of the SEC. The Compensation Committee believes that its processes and oversight should be directed toward attracting, retaining and motivating employees and non-employee directors to promote and advance the interests and strategic goals of the Company. The Compensation Committee does not have any employee members. As requested by the Compensation Committee, the Chief Executive Officer will provide information and may participate in discussion regarding compensation for other executive officers. The Compensation Committee does not routinely utilize outside compensation consultants but considers other general industry information and trends if available. The Board of Directors has not adopted a written charter for the Compensation Committee.
The Compensation Committee has relied on ViewCast’s outside legal counsel for advice as to its obligations under applicable corporate, securities, tax and employment laws, for assistance in interpreting its obligations under compensation plans and agreements, and for drafting plans and agreements to document business decisions. The Compensation Committee has the right to select other legal counsel.
Directors Brandenburg, Horsley and Slocum serve as the members of the Compensation Committee, with Mr. Slocum serving as Chairman. All members of the Compensation Committee are independent directors as defined under the NASDAQ Stock Market listing standards. The Compensation Committee met one time in the 2010 fiscal year.
Compliance with Section 16(a) Beneficial Ownership Reporting
Section 16(a) of the Exchange Act requires ViewCast’s officers, directors and persons who beneficially own more than 10% of a registered class of ViewCast’s equity securities to file reports of ownership and change in ownership with the SEC. Officers, directors and greater than 10% stockholders are required to furnish ViewCast with copies of Section 16(a) forms they file.
To ViewCast’s knowledge, based solely on review of the copies of such reports furnished to ViewCast, and written representations that no other reports were required during the year ended December 31, 2010, all of ViewCast’s officers, directors and greater than 10% beneficial owners complied with the applicable Section 16(a) requirements, except that Mr. Brandenburg belatedly reported five transactions. Mr. Brandenburg is now current in his Section 16(a) filings.

Item 11.	Executive Compensation
Executive Officer Compensation
The table below set forth for 2009 and 2010 the compensation of each of our named executive officers.
SUMMARY COMPENSATION TABLE

					Non-Equity
				Option	Incentive Plan		All other
		Salary (1)	Bonus (1)	Awards (2)	Compensation		Compensation (3)	Total
Name and Principal Positions	Year	$	$	$	$		$	$
David Stoner, CEO and President	2010	198,875	4,031	28,742	—		—	231,648
	2009	200,667	—	58,953	—		1,075	260,695
Laurie Latham, CFO and Sr. VP Finance and Administration	2010	171,125	3,469	21,557	—		—	196,151
	2009	172,667	—	36,846	—		925	210,438
Adrian Giuhat, CTO and Sr. VP Product Development (4)	2010	59,564	3,469	43,660	—		—	106,693
Gary Klembara, Sr. VP Sales (5)	2009	150,690	—	29,500	14,250	(6)	875	195,315

(1)
The figures shown for salary and bonus represent amounts earned for the fiscal year, whether or not actually paid during such year, and include amounts deferred pursuant non-incentive deferred compensation plans.

(2)
Represents the aggregate grant date fair value for options to purchase shares of ViewCast.com, Inc. common stock granted to the named executive during the applicable year calculated in accordance with FASB ASC Topic 718 for financial statement purposes. For more information concerning the assumptions used for these calculations, please refer to the discussion under the caption Stock-Based Compensation in the Management’s Discussion and Analysis and footnotes to the audited financial statements, included in our Annual Report on Form 10-K for the year ended December 31, 2010.

(3)
The named executive officers participate in certain group life, health, disability insurance and medical reimbursement plans, not disclosed in the Summary Compensation Table, that are generally available to salaries employees and do not discriminate in scope, terms and operation. The figure shown for each named executive officer is for employer contributions to a qualified deferred compensation plan (401(k) plan). Our 401(k) plan provides employees with an opportunity to defer compensation for retirement. Employees may contribute up to 60% of compensation, subject to IRS limits. ViewCast matches 50% of the first 4% of employee contributions annually. The Company match was suspended on April 1, 2009 and was resumed January 1, 2011.

(4)	Mr. Giuhat’s employment began in September 2010.

(5)	Mr. Klembara’s employment with the Company ended in November 2009.

(6)
Represents amounts earned for services rendered during the fiscal year under our Sr. VP of Sales and Business Compensation Plan, whether or not actually paid during such fiscal year. Incentive was earned in 2009 based on achievement of 80% or better of the cumulative quota for sales at the end of each quarter through December 2009.

Compensation Plans
2005 Stock Incentive Plan.
In October 2005, the Company adopted the ViewCast 2005 Stock Incentive Plan (the “2005 Plan”), which replaced its expired stock option plans (the 1995 Employee Stock Option Plan (the “1995 Employee Plan”) and the 1995 Director Stock Option Plan (the “Director Plan”) and became the sole plan for providing equity-based incentive compensation to ViewCast’s employees, non-employee directors and other service providers. Options granted under the expired stock option plans will continue to be subject to the terms of those plans in effect before the effective date of the 2005 Plan. The plan allows for the grant of stock options, restricted stock, restricted stock units, stock appreciation rights, performance awards and other incentive awards to employees, non-employee directors and other service providers of ViewCast and its affiliates who are in a position to make a significant contribution to the success of ViewCast and its affiliates. The purposes of the plan are to attract and retain individuals, further align employee and stockholder interests, and closely link compensation with ViewCast’s performance. The Compensation Committee of the Board of Directors currently administers options outstanding under the 2005 Plan, the 1995 Employee Plan and the Director Plan.

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
Employee Stock Purchase Plan.
In October 2005, the Company established the ViewCast 2005 Employee Stock Purchase Plan (the “ESPP”) to provide employees of the Company with an opportunity to purchase common stock through payroll deductions. The plan replaced the Company’s 1995 employee stock purchase plan which expired in April 2005. Under the ESPP, 1,000,000 shares of Common Stock have been reserved for issuance, subject to certain anti-dilution adjustments. The ESPP is intended to qualify as an employee stock purchase plan within the meaning of Section 423 of the Internal Revenue Code of 1986, as amended (the “Code”).
Under the ESPP, each ESPP offering is for a period of six months ending March 31 and September 30 of each year. Eligible employees may participate in the ESPP by authorizing payroll deductions during an offering period within a percentage range determined by the Board of Directors. Initially, the amount of authorized payroll deductions is not more than ten percent of an employee’s cash compensation during an offering period, and not more than $25,000 per year. Amounts withheld from payroll are applied at the end of each offering period to purchase shares of Common Stock. Participants may withdraw their contributions at any time before stock is purchased, and in the event of withdrawal such contributions will be returned to participants. The purchase price of the Common Stock is equal to ninety-five percent (95%) of the market price of Common Stock at the end of each offering period (the “Exercise Date”). The Purchase Price may be changed by the Board of Directors or its committee but in any case shall never be lower than 85% of the fair market value of a share of Common Stock on the Exercise Date. ViewCast pays all expenses incurred in connection with the implementation and administration of the ESPP. In 2009 and 2010, Ms. Latham participated in the ESPP.

Stock Awards and Stock Option Grants Outstanding
The following table set forth information regarding stock awards and similar equity compensation outstanding at December 31, 2010, whether granted in 2010 or earlier, including awards that have been transferred other than for value.
OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE

Option Awards
					Equity Incentive
					Plan Awards:
	Number of				Number of
	Securities		Number of		Securities
	Underlying		Securities		Underlying
	Unexercised		Underlying		Unexercised	Option	Option
	Options (#)		Options (#)		Unearned	Exercise Price	Exercise
Name	Exercisable		Unexercisable		Options (#)	($)	Date
David T. Stoner	100,000	(1)				1.0940	2/28/2011
	60,000	(1)				0.4850	7/3/2012
	50,000	(1)				0.2850	4/19/2015
	62,500	(2)				0.4200	7/10/2014
	70,833	(3)	4,167			0.4800	2/8/2015
	187,500	(4)				0.4800	2/8/2015
	111,111	(5)	88,889			0.3300	4/15/2016
			200,000	(6)		0.1700	4/1/2017
Laurie L. Latham	100,000	(1)				1.0940	2/28/2011
	60,000	(1)				0.4850	7/3/2012
	50,000	(1)				0.2850	4/19/2015
	62,500	(2)				0.4200	7/10/2014
	59,028	(3)	3,472			0.4800	2/8/2015
	187,500	(4)				0.4800	2/8/2015
	69,444	(5)	55,556			0.3300	4/15/2016
			150,000	(6)		0.1700	4/1/2017
Adrian Giuhat			200,000	(7)		0.2645	9/8/2017

(1)	Fully vested on December 31, 2006.

(2)	Fully vested on July 10, 2008.

(3)	1/3rd vested on 2/8/2009; with 1/36th vesting each month thereafter.

(4)	15/36th vested on 3/31/2009; with 1/36th vesting each month thereafter.

(5)	12/36th vested on 4/14/2010; with 1/36th vesting each month thereafter.

(6)	12/36th will vest on 4/1/2011; with 1/36th vesting each month thereafter.

(7)	12/36th will vest on 9/8/2011; with 1/36th vesting each month thereafter.
Employment Agreements
We have entered into employment agreements with Mr. Stoner and Ms. Latham. Effective September 6, 2010, we have also entered into an employment agreement with Mr. Giuhat. These employment agreements are currently in effect through August 2012 for Mr. Stoner and Ms. Latham and March 2012 for Mr. Giuhat, and are renewed annually with ongoing automatic one- year renewals unless ViewCast or the executive elects in advance not to renew the agreement. Each such employment agreement provides for (i) annual base compensation ($215,000 for Mr. Stoner and $185,000 for Ms. Latham and Mr. Giuhat); (ii) incentive compensation, at our Board of Directors’ discretion, in an amount up to 30% of base salary at 100% achievement, increasing in a linear fashion for performance in excess of 100%, with no limit, based 50% on meeting profitability goals and 50% on meeting revenue growth targets and such other criteria as determined by the Board of Directors, and (iii) for an eighteen month non-compete and non-solicitation period upon termination. Mr. Stoner and Ms. Latham voluntarily reduced their cash compensation below that provided under their agreements for part of the 2009 and 2010 calendar year.

Under the employment agreement, each executive will be entitled to (i) a lump sum amount equal to six months of annual salary in effect on the date of termination, (ii) beginning six months after termination, the continuation of salary for six months, and (iii) the reimbursement for six months of COBRA premiums if employment is terminated by ViewCast without cause or by the executive due to a significant change in the nature and scope of the authority, powers, functions, benefits or duties attached to his or her position. In the event ViewCast terminates employment following a change in control, the executive will be entitled to (i) a lump sum amount equal to six months of annual salary in effect on the date of termination, and (ii) beginning six months after termination, continuation of salary for six months.
In 2010, ViewCast had provided Mr. Stoner and Ms. Latham the incentive compensation opportunities promised under their employment agreements by means of a 2010 Executive Incentive Compensation Plan. Revenue goals under this plan were $4,200,000; $4,550,000; $4,750,000 and $5,000,000 for the first through the fourth quarters of 2010, with a total annual goal of $18,500,000. Profit goals under this plan, which requires a minimum of $100,000 profit for any period, were $100,000; $100,000; $280,017 and $510,077 for the first through the fourth quarters of 2010, with a total annual goal of $743,065. In 2010, neither executive accrued a bonus under this plan.
In 2009, ViewCast had provided Mr. Stoner and Ms. Latham the incentive compensation opportunities promised under their employment agreements by means of a 2009 Executive Incentive Compensation Plan. Revenue goals under this plan were $4,762,437; $5,261,705; $5,694,043 and $ 6,031,815 for the first through the fourth quarters of 2009, for a total annual goal of $21,750,000. Profit goals under this plan, which requires a minimum of $100,000 profit for any period, were $100,000; $101,468; $234,896 and $517,180 for the first through the fourth quarters of 2009, for a total annual goal of $891,133. In 2009, neither executive accrued a bonus under this plan.
On November 12, 2009, Mr. Klembara’s employment with ViewCast ended. Prior to November 12, 2009, we had entered into an employment agreement with Mr. Klembara. The employment agreement provided: (i) for annual base compensation of $175,000; (ii) for incentive compensation deemed appropriate for the position, at our Board of Directors’ discretion, which may be earned for each calendar year; and (iii) for an eighteen month non-compete and non-solicitation period upon termination of employment of Mr. Klembara. Mr. Klembara voluntarily reduced his cash compensation below $175,000 for part of the 2009 calendar year.
In 2009, ViewCast provided Mr. Klembara the incentive compensation opportunities promised under his employment agreement by means of a Sr. Vice President, Sales Incentive Compensation Plan 2009. Under this plan, Mr. Klembara was eligible to earn quarterly and cumulative commissions based on 2009 revenues, less certain expenses and charge backs. Mr. Klembara had additional incentive compensation opportunities to earn quarterly and annual bonus based on profit. The quarterly and annual goals were the same as the quarterly and annual profit and revenue goals for the 2009 Executive Incentive Compensation Plan. The cumulative revenue goal for each quarter was the sum of the revenue goal for that quarter and any prior quarters in 2009.
Mr. Klembara’s target cumulative commission for each quarter in 2009 was the sum of $18,750 for that quarter plus $18,750 for each of the prior quarters or $75,000 cumulative total for 2009, and he would have been entitled to 60% of his cumulative commissions on reaching 80% of his cumulative revenue goal, and 100% of those commissions on reaching 100% of his cumulative revenue goal. Under the plan for exceeding 100% of the cumulative goal, Mr. Klembara would have earned cumulative accelerators of 15% up to 110%, 25% over 110% to 120%, 50% over 120% to 125%, and 75% over 125% to 130%. Accelerators for achievement between these percentage points would have been prorated, as would achievement beyond 130%. In 2009, Mr. Klembara accrued a commission of $14,250 under this plan.
The employment of all other ViewCast officers is “at will” and may be terminated by ViewCast or the officer at any time, for any reason or no reason.
Director Compensation
In May 1995, ViewCast adopted a 1995 Director Option Plan (the “Director Plan”) under which only outside directors were eligible to receive non-statutory stock options. The Director Plan terminated on April 21, 2005. As amended and approved by stockholder vote during 2002, a total of 500,000 shares of Common Stock were authorized for issuance under the Director Plan. As of March 31, 2011, options to purchase an aggregate of 40,000 shares at exercise prices ranging from $0.26 to $0.755 per share had been granted and were outstanding under the Director Plan.

The exercise price of each option granted under the Director Plan is equal to the fair market value of the Common Stock on the date of grant. Each share grant vests at the rate of 25% of the option shares upon the first anniversary of the date of grant and one forty-eighth of the options shares per month thereafter, unless terminated sooner upon termination of the optionee’s status as a director or otherwise pursuant to the Director Plan. On December 22, 2005, the Board of Directors of ViewCast approved accelerating the vesting of “out-of-the-money” unvested options previously awarded to employees, officers and directors under ViewCast’s stock option plans with an exercise price greater than $0.30 per share. The number of “out-of-the-money” unvested options under the Director Plan that were accelerated in 2005 and were held by directors as of August 31, 2010 are as follows: Joseph Autem — 14,376 options. In the event of a merger of ViewCast with or into another corporation or a consolidation, acquisition of assets or other change in control transaction involving ViewCast, each option becomes exercisable unless assumed or an equivalent option substituted by the successor corporation.
Except for the Chairman of the Board of the Company, Directors who are not independent directors or employees currently receive no cash compensation for serving on the Board of Directors other than reimbursement of reasonable expenses incurred in attending meetings. Following Mr. Platt’s retirement on July 31, 2008 from the position of Chief Executive Officer of the Company, he has continued as Chairman of the Board of the Company. For services rendered to ViewCast as Chairman of the Board, Mr. Platt receives annual compensation of $65,000. Mr. Platt receives no additional cash compensation for serving as Chairman other than reimbursement of reasonable expenses incurred in attending meetings. Mr. Platt voluntarily reduced his cash compensation below $65,000 for part of the 2009 and 2010 calendar year.
On June 20, 2006 and as subsequently modified on October 8, 2008, the Board of Directors of ViewCast.com, Inc. approved the policy for the compensation of independent directors by compensating such individuals with cash and equity designed to both reward such independent directors for services rendered to the Corporation and to link a portion of their compensation to the performance of the Corporation by means of equity grants as follows:
•
Each independent director of the Corporation shall be paid a cash retainer equal to $500 per month with an additional cash payment for each meeting of the Board of Directors of the Corporation equal to $1,000 if attended in person and $250 if attended by telephone; and

•
Each independent director of the Corporation who has not previously served on the Board of Directors of the Corporation shall be granted options under the 2005 Stock Incentive Plan, as described below, to acquire 50,000 shares of the Corporation upon the appointment to the Board of Directors with such option grant to vest one year from the date of grant; and

•
Each independent director of the Corporation shall be granted options under the 2005 Stock Incentive Plan to acquire 25,000 shares of the Corporation each year immediately following the date of the Corporation’s annual meeting, provided that such independent director shall have served as a director of the Corporation at least twelve months prior to the date of such grant, with such option grant to vest one year from the date of grant.

The exercise price of each option granted to an independent director under the 2005 Plan is equal to the fair market value of the Common Stock on the date of grant. As of March 31, 2011, options to purchase an aggregate of 508,335 shares at an exercise price ranging from $0.17 to $0.475 per share had been granted to independent directors and were outstanding under the 2005 Plan and 16,665 options previously granted have been exercised at an exercise price of $0.20 per share.

The following table sets forth information regarding compensation earned by the non-employee directors of ViewCast.com, Inc. during the last fiscal year ending December 31, 2010.
Director Compensation Table

	Fees Earned or Paid	Option Awards ($)
Name	in Cash ($) (1)	(2)	Total ($)
George C. Platt, Chairman	60,125	7,186	67,311
Joseph Autem	10,400	8,641	19,041
David W. Brandenburg	10,475	8,641	19,116
Sherel D Horsley	11,150	8,641	19,791
John W Slocum, Jr	10,150	8,641	18,791

(1)	Includes meeting fees earned during the fiscal year, whether such fees were paid currently or deferred.

(2)
Represents the aggregate grant date fair value for options to purchase shares of ViewCast.com, Inc. common stock granted to the director during the applicable year calculated in accordance with FASB ASC Topic 718 for financial statement purposes. For more information concerning the assumptions used for these calculations, please refer to the discussion under the caption Stock-Based Compensation in the Management’s Discussion and Analysis and footnotes to the audited financial statements, included in our Annual Report on Form 10-K for the year ended December 31, 2010. As of December 31, 2010, the aggregate outstanding option awards to each non-employee director were: Mr. Platt — 732,500; Mr. Autem — 165,000; Mr. Brandenburg — 100,000; Mr. Horsley — 150,000; Mr. Slocum — 133,335.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table sets forth information as of March 31, 2011, based on information obtained from public records and our books and records regarding the persons named below, with respect to the beneficial ownership of shares of our Common Stock and Series E Preferred, respectively, by: (i) each person or a group known by us to be the owner of more than five percent (5%) of each class of our outstanding voting securities, (ii) each director, (iii) each executive officer and (iv) all officers and directors as a group. Except as otherwise indicated, each person shown in the table has voting and investment power with respect to the shares listed next to his or her name. Except as otherwise indicated, the address for each person listed in the table below is c/o ViewCast.com, Inc., 3701 W. Plano Parkway, Suite 300, Plano, TX 75075.

			Percentage of			Percentage of
	Shares of Common		Outstanding	Shares of Series E		Outstanding Series E
Name and Address of	Stock Beneficially		Common Stock	Preferred Stock		Preferred Stock
Beneficial Owner	Owned		Owned (1), (2)	Beneficially Owned		Owned

H.T. ARDINGER, JR.	27,296,659	(3)	48.07%	80,000	(11)	100%
1990 Lakepointe Dr. Lewisville, TX 75057

DAVID W. BRANDENBURG	4,584,934	(4)	11.73%	—		—

GEORGE C. PLATT	757,194	(5)	1.91%	—		—

DAVID T. STONER	722,105	(6)	1.82%	—		—

LAURIE L. LATHAM	620,133	(7)	1.57%	—		—

SHEREL D. HORSLEY	125,000	(8)	*	—		—

JOSEPH AUTEM	148,200	(9)	*	—		—

JOHN W. SLOCUM, JR.	135,000	(10)	*	—		—

ADRIAN GIUHAT	25,000		*

All executive officers and directors as a group (eight (8) persons)	7,117,566		17.27%	—		—

*	Less than one percent (1%)

(1)
A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from March 31, 2011 upon the exercise of warrants or options. Each beneficial owner’s percentage ownership is determined by assuming that options or warrants that are held by such person (but not those held by any other person) and which are exercisable within 60 days from March 31, 2011 have been exercised. Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them.

(2)
Based on a total of 39,016,318 shares issued and outstanding which excludes treasury stock, plus, for each person listed, any Common Stock that person has the right to acquire within 60 days from March 31, 2011 pursuant to options, warrants, conversion privileges, etc.

(3)
Information is based on filings made with the U.S. Securities and Exchange Commission (the “SEC”) under Sections 13 or 16 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and includes: (i) 181,501 shares owned by Mr. Ardinger’s spouse, (ii) 5,562,687 shares owned by Ardinger Family Trust, (iii) 1,103,448 shares of Common Stock reserved for issuance upon the conversion of $4,000,000 of Series B Convertible Preferred Stock to Common Stock at $3.625 per share, (iv) 3,333,333 shares of Common Stock reserved for issuance upon the conversion of $2,000,000 of Series C Convertible Preferred Stock to Common Stock at $0.60 per share, and (v) 13,333,333 shares of Common Stock reserved for issuance upon the conversion of $8,000,000 of Series E Convertible Redeemable Preferred Stock to Common Stock at $0.60 per share owned by Ardinger Family Partnership, Ltd..

(4)
Information is based on filings made with the SEC under Sections 13 or 16 of the Exchange Act and includes: (i) 400,000 shares owned by Mr. Brandenburg’s spouse and (ii) the following shares issuable under the 2005 Plan upon exercise of options: (i) 50,000 shares issuable upon exercise at $0.315 per share, and (ii) 25,000 shares issuable upon exercise at $0.17 per share.

(5)
Includes the following shares issuable under the 1995 Employee Plan and the 2005 Plan upon exercise of options: (i) 200,000 shares issuable upon exercise at $0.33 per share, (ii) 50,000 shares issuable upon exercise at $0.17 per share, (iii) 70,000 shares issuable upon exercise at $0.485 per share, (iv) 70,000 shares issuable upon exercise at $0.285 per share, (v) 12,500 shares issuable upon exercise at $0.42 per share, and (vi) 130,000 shares issuable upon exercise at $0.48 per share.

(6)
Includes the following shares issuable under the 1995 Employee Plan and the 2005 Plan upon exercise of options: (i) 138,889 shares issuable upon exercise at $0.33 per share, (ii) 72,222 shares issuable upon exercise at $0.17 per share, (iii) 60,000 shares issuable upon exercise at $0.485 per share, (iv) 50,000 shares issuable upon exercise at $0.285 per share, (v) 62,500 shares issuable upon exercise at $0.42 per share, and (vi) 262,500 shares issuable upon exercise at $0.48 per share.

(7)
Includes the following shares issuable under the 1995 Employee Plan and the 2005 Plan upon exercise of options: (i) 62,500 shares issuable upon exercise at $0.33 per share, (ii) 54,167 shares issuable upon exercise at $0.17 per share, (iii) 60,000 shares issuable upon exercise at $0.485 per share, (iv) 50,000 shares issuable upon exercise at $0.285 per share, (v) 62,500 shares issuable upon exercise at $0.42 per share, and (vi) 250,000 shares issuable upon exercise at $0.48 per share.

(8)
Includes the following shares issuable under the 2005 Plan upon exercise of options: (i) 50,000 shares issuable upon exercise at $0.20 per share, (ii) 25,000 shares issuable upon exercise at $0.42 per share, (iii) 25,000 shares issuable upon exercise at $0.475 per share, and (iv) 25,000 shares issuable upon exercise at $0.17 per share.

(9)
Includes the following shares issuable under the Directors Plan upon exercise of options: (i) 10,000 shares issuable upon exercise at $0.755 per share, (iii) 10,000 shares issuable upon exercise at $0.26 per share, (iv) 10,000 shares issuable upon exercise at $0.615 per share, (v) 10,000 shares issuable upon exercise at $0.37 per share; includes under the 2005 Plan: (i) 25,000 shares issuable upon exercise at $0.39 per share, (ii) 25,000 shares issuable upon exercise at $0.42 per share, (iii) 25,000 shares issuable upon exercise at $0.475 per share, and (iv) 25,000 shares issuable upon exercise at $0.17 per share.

(10)
Includes the following shares issuable under the 2005 Plan upon exercise of options: (i) 33.335 shares issuable upon exercise at $0.20 per share, (ii) 25,000 shares issuable upon exercise at $0.42 per share, (iii) 25,000 shares issuable upon exercise at $0.475 per share, and (iv) 25,000 shares issuable upon exercise at $0.17 per share.

(11)	All of these shares are held through the Ardinger Family Partnership, Ltd.

Equity Compensation Plan Information
The following table sets forth certain information as of December 31, 2010 concerning outstanding awards and securities available for future issuance pursuant to ViewCast’s equity compensation plans.

Number of securities remaining
	Number of securities to	Weighted-average	available for future issuance
	be issued upon exercise	exercise price of	under equity compensation
	of outstanding options,	outstanding options,	plans (excluding securities
Plan category	warrants and rights	warrants and rights	reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	4,787,085	$0.41	3,264,170
Equity compensation plans not approved by security holders	—	—	—

Total	4,787,085	$0.41	3,264,170

Item 13.	Certain Relationships and Related Transactions, and Director Independence
Relationships and Related Transactions
Since October 1998, the Company has maintained a credit facility with an entity controlled by one of its principal stockholders, Mr. H.T. Ardinger. Most recently, ViewCast.com, Inc., Osprey Technologies, Inc. and VideoWare, Inc. (jointly and severally, “the Borrower”) amended the terms and conditions of the loan and security agreement with the Ardinger Family Partnership, Ltd. on March 31, 2011. Under the amended terms any amounts outstanding of the primary principal amount and secondary principal amount mature December 31, 2014, subject to certain earlier payment conditions. The interest on the primary principal amount will accrue and be paid monthly based on an interest rate per annum which is the greater of 5.0% or the effective prime rate plus 0.75% (4.00% as of December 31, 2009 and 2010). Interest on the secondary principal shall accrue based on the effective Applicable Federal Rate, as defined in the agreement, (2.64% and 0.32% as of December 31, 2009 and 2010, respectively). The amended terms call for interest to be paid monthly, and beginning December 31, 2011, shall require minimum monthly principal payments of $21,422, in addition to the monthly interest payments. The amended note agreement is secured by all the assets of the Borrower.
On March 5, 2009, H.T. Ardinger and the Ardinger Family Partnership, Ltd. exercised the outstanding warrant to purchase 2,500,000 shares of the Company’s unregistered common stock at an amended exercise price of $0.376 per share and the Company received proceeds of $940,000. On March 13, 2009, the Company completed the purchase of certain assets from Ancept Media Server, LLC (“Seller”) related to the development and licensing of software products that provide the management of the life cycle phases of digital media (the “Ancept Assets”) pursuant to the terms of the Asset Purchase Agreement dated March 5, 2009, as amended, by and between the Company and Seller (the “Purchase Agreement”). The source of a significant portion of the cash paid to Seller was obtained by the Company pursuant to the warrant exercise by H.T. Ardinger and the Ardinger Family Partnership, Ltd. on March 5, 2009.
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

Independence of Directors
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
None of the executive officers of ViewCast served as a member of the board of directors or as a member of the compensation committee or similar board committee of another entity during 2010, which entity had an executive officer serving on the Board of ViewCast or its Compensation Committee. Consequently, there are no interlocking relationships that might affect the determination of the compensation of executive officers of ViewCast.

Item 14.	Principal Accountant Fees and Services
Audit and Audit Related Fees
Subject to ratification by the stockholders, the Board of Directors has appointed BKD, LLP as our independent registered public accounting firm for the 2011 fiscal year. During the fiscal years ended December 31, 2009 and December 31, 2010, the Company had retained BKD, LLP, to provide audit and other services as follows:

	2009	2010
Audit (1)	$116,275	$111,825
Audit Related Fees (2)	5,000	—
Tax Fees (3)	20,925	23,050

TOTAL	$142,200	$134,875

(1)	Consists primarily of quarterly review and annual audit services

(2)	Consists primarily of review services for Form S-8

(3)	Consists primarily of Federal and State tax services
The Audit Committee does not have a policy for the pre-approval of non-audit services to be provided by the Company’s independent registered public accounting firm. Any such services would be considered on a case-by-case basis. The Audit Committee approved the tax fees for services provided by the independent auditors in fiscal years 2009 and 2010.

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

Date	ViewCast.com, Inc.

April 29, 2011	By:	/s/ Laurie L. Latham
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
Date

April 29, 2011	By:	/s/ David T. Stoner
David T. Stoner
Director and Chief Executive Officer (Principal Executive Officer)

April 29, 2011	By:	/s/ Laurie L. Latham
Laurie L. Latham
Chief Financial Officer and Senior Vice President of Finance and Administration (Principal Accounting and Financial Officer)

April 29, 2011	By:	/s/ George C. Platt
George C. Platt
Director

April 29, 2011	By:	/s/ Joseph W. Autem
Joseph W. Autem
Director

April 29, 2011	By:	/s/ Sherel D. Horsley
Sherel D. Horsley
Director

April 29, 2011	By:	/s/ John W. Slocum, Jr.
John W. Slocum, Jr.
Director

April 29, 2011	By:	/s/ David W. Brandenburg
David W. Brandenburg
Director

EXHIBIT INDEX FOR DOCUMENTS FILED WITH THIS REPORT

Exhibit
No.	Description of Exhibit

23.1	Consent of BKD, LLP
31.1	Rule 13a-14(a)/15d-14(a) Certifications
32.1	Section 1350 Certifications