Form 10-Q
period 2011-03-31
VIEWCAST COM INC
filed 2011-05-16
CIK 921313

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2011
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
As of May 9, 2011, there were 55,682,984 outstanding shares of common stock, par value $0.0001 per share.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
Certain statements in this Quarterly Report on Form 10-Q (“Report”) under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Report constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements regarding ViewCast’s expectations, beliefs, hopes, intentions or strategies regarding the future. These statements involve known and unknown risks, uncertainties, and other factors that may cause ViewCast or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, product demand and market acceptance risks, the impact of competitive products and pricing, product development, commercialization and technological difficulties, capacity and supply constraints or difficulties, general business and economic conditions, the availability of sufficient working capital, the ability to service our debt, continued losses, the ability to successfully integrate acquired operations, the effect of our accounting policies and other risks detailed in our Annual Report on Form 10-K for the year ended December 31, 2010, as amended by Amendment No. 1 thereto, and other filings with the Securities and Exchange Commission.
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

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
VIEWCAST.COM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	March 31,
	2010	2011
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,648,476	$566,251
Accounts receivable, less allowance for doubtful accounts of $76,436 and $21,218 at December 31, 2010 and March 31, 2011, respectively	2,204,125	1,851,376
Inventories, net	2,215,249	2,711,820
Prepaid expenses	278,928	323,797

Total current assets	6,346,778	5,453,244

Property and equipment, net	331,466	385,124
Capitalized software development costs, net	982,503	960,621
Goodwill	620,002	620,002
Intangible assets, net	163,247	156,614
Deposits	32,637	87,738

Total assets	$8,476,633	$7,663,343

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Line of credit	$1,041,478	$424,776
Accounts payable	1,078,639	1,331,011
Accrued expenses	702,721	956,227
Deferred revenue	426,929	466,208
Current maturities of long-term debt and stockholder notes payable	284,523	113,701

Total current liabilities	3,534,290	3,291,923

Long-term debt, less current maturities	26,464	79,059
Stockholder notes payable, less current maturities	4,755,759	4,884,293

Total liabilities	8,316,513	8,255,275

Commitments and contingencies

Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value, authorized 5,000,000 shares:
Series B convertible — issued and outstanding shares - 800,000 - liquidation value of $17 per share as of December 31, 2010 and March 31, 2011	80	80
Series C convertible — issued and outstanding shares - 200,000 - liquidation value of $33 per share as of December 31, 2010 and March 31, 2011	20	20
Series E convertible — issued and outstanding shares - 80,000 - liquidation value of $105 per share as of December 31, 2010 and March 31, 2011	8	8
Common stock, $0.0001 par value, authorized 100,000,000 shares:
Issued shares — 39,277,815 at December 31, 2010 and March 31, 2011	3,927	3,927
Additional paid-in capital	72,641,272	72,680,005
Accumulated deficit	(72,473,281)	(73,264,066)
Treasury stock, 261,497 shares at cost	(11,906)	(11,906)

Total stockholders’ equity (deficit)	160,120	(591,932)

Total liabilities and stockholders’ equity (deficit)	$8,476,633	$7,663,343

The accompanying notes are an integral part of these condensed consolidated statements.

VIEWCAST.COM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months ended
	March 31,
	2010	2011

Net sales	$3,678,343	$3,709,319

Cost of sales	1,309,705	1,548,871

Gross profit	2,368,638	2,160,448

Operating expenses:
Selling, general and administrative	1,444,778	1,709,104
Research and development	977,584	1,028,986
Depreciation and amortization	229,634	172,000

Total operating expenses	2,651,996	2,910,090

Operating loss	(283,358)	(749,642)

Other income (expense):
Interest expense (including $21,501 and $18,241 of expense to related parties, respectively)	(27,371)	(43,963)
Interest income	96	417
Other	—	2,403

Total other expense, net	(27,275)	(41,143)

Provision for income taxes	—	—

NET LOSS	$(310,633)	$(790,785)

Preferred stock dividends	(205,000)	(205,000)

Net loss applicable to common stockholders	$(515,633)	$(995,785)

Net loss per share
Basic and Diluted	$(0.01)	$(0.03)

Weighted average number of common shares outstanding
Basic and Diluted	35,992,260	39,016,318

The accompanying notes are an integral part of these condensed consolidated statements.

VIEWCAST.COM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE THREE MONTHS ENDED MARCH 31, 2011
(UNAUDITED)

	Series B		Series C		Series E
	Convertible		Convertible		Convertible				Additional			Total
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated	Treasury	Stockholders’
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Shares	Par Value	Capital	Deficit	Stock	Equity (Deficit)

Balances, December 31, 2010	800,000	$80	200,000	$20	80,000	$8	39,277,815	$3,927	$72,641,272	$(72,473,281)	$(11,906)	$160,120

Stock based compensation expense	—	—	—	—	—	—	—	—	38,733	—	—	38,733

Net loss	—	—	—	—	—	—	—	—	—	(790,785)	—	(790,785)

Balances, March 31, 2011	800,000	$80	200,000	$20	80,000	$8	39,277,815	$3,927	$72,680,005	$(73,264,066)	$(11,906)	$(591,932)

The accompanying notes are an integral part of this condensed consolidated statement.

VIEWCAST.COM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the three months ended
	March 31,
	2010	2011
Operating activities:
Net loss	$(310,633)	$(790,785)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense (recoveries)	11,650	(55,218)
Depreciation of property and equipment	115,981	71,876
Amortization of intangible assets	113,653	100,124
Stock based compensation expense	37,784	38,733
Gain on disposition of property and equipment	—	(2,398)
Stock issued for services	25,000	—
Changes in operating assets and liabilities:
Accounts receivable	(655,591)	407,967
Inventories	154,737	(496,571)
Prepaid expenses	(177,064)	(44,869)
Deposits	15,796	(55,101)
Accounts payable	118,832	252,372
Accrued expenses	115,055	253,506
Deferred revenue	32,462	39,279

Net cash used in operating activities	(402,338)	(281,085)

Investing activities:
Capitalized software development and patent costs	(20,645)	(71,609)
Purchase of property and equipment	(29,983)	(65,814)
Proceeds from disposition of property and equipment	—	2,398

Net cash used in investing activities	(50,628)	(135,025)

Financing activities:
Net proceeds (repayments) from line of credit	619,662	(616,702)
Repayments of long-term debt including $42,845 for three months ended March 31, 2011 to related party	(12,572)	(49,413)

Net cash provided by (used in) financing activities	607,090	(666,115)

Net increase (decrease) in cash and cash equivalents	154,124	(1,082,225)

Cash and cash equivalents, beginning of period	368,151	1,648,476

Cash and cash equivalents, end of period	$522,275	$566,251

Supplemental cash flow information:
Cash paid for interest	$23,972	$43,962

Non-cash items:
Acquisition of property and equipment under capital leases	$4,951	$59,720
The accompanying notes are an integral part of these condensed consolidated statement.

ViewCast.com, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
1. Basis of Presentation and Liquidity
The accompanying consolidated interim unaudited financial statements include the accounts of ViewCast.com, Inc. doing business as ViewCast Corporation and its wholly-owned subsidiaries, VideoWare, Inc., Osprey Technologies, Inc., Ancept Corporation, and ViewCast Technology Services Corporation (collectively, ViewCast or the Company). The Company develops industry-leading hardware and software for the capture, management, transformation and delivery of digital media over IP and mobile networks. ViewCast’s solutions simplify the complex workflows required for these tasks, allowing broadcasters, businesses, and governments to reach and expand their use and distribution of their digital media easily and effectively. ViewCast’s Niagara® streaming appliances, Osprey® video capture cards, and ViewCast Media Platform (VMp®) software suite provide the highly reliable technology required to deliver the multi-platform experiences driving today’s digital media market. ViewCast markets and sells its products and professional services worldwide directly to end-users or through indirect channels including original equipment manufacturers (“OEMs”), value-added resellers (“VARs”), resellers, distributors and computer system integrators.
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
In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included for the three month period ended March 31, 2011. The condensed consolidated balance sheet of the Company as of December 31, 2010 has been derived from the audited consolidated balance sheet as of that date. The results for the three month period ended March 31, 2011 are not necessarily indicative of the results that may be expected for the full year. The unaudited financial statements included in this filing should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s annual report on Form 10-K as amended by Amendment No. 1 there to and for the year ended December 31, 2010.
During the first quarter of 2011, the Company incurred a net loss of $790,785 and used cash in operations of $281,085. At March 31, 2011, the Company had working capital of $2,161,321 and cash and cash equivalents of $566,251. The Company expects to obtain additional working capital by increasing revenue, maintaining reduced operating expenses, borrowing on its line of credit and through other initiatives that may include raising additional capital. The Company believes that these items will provide sufficient cash to fund operations for the next 12 months, however, the Company may require additional working capital during 2011 to support operations and the expansion of sales channels and market distribution, to develop and introduce new products and services, to enhance existing product offerings, to address unanticipated competitive threats or technical problems, to transition adverse economic conditions and for potential acquisition transactions. There can be no assurance that additional financing will be available to the Company on acceptable terms, or at all. Additional equity financing may involve substantial dilution to its then existing stockholders. In the event the Company is unable to raise additional capital or execute other alternatives, it may be required to sell segments of the business, or substantially reduce or curtail its activities. Such actions could result in charges that could be material to ViewCast’s results of operations or financial position.
2. Accounts Receivable
The Company’s accounts receivable are primarily due from resellers and distributors of its video communications products and services. Credit is extended based on evaluation of each customer’s financial condition and, generally, collateral is not required except for certain international customers. Accounts receivable are generally due within 30 days and are stated net of an allowance for doubtful accounts. Accounts that are outstanding longer than contractual payment terms are considered past due. The Company records an allowance on a specific basis by considering a number of factors, including the length of time trade accounts are past due, the Company’s previous loss history, the credit-worthiness of individual customers, economic conditions affecting specific customer industries and economic conditions in general. The Company writes off accounts receivable when they become uncollectible and payments subsequently received on such receivables are credited against write-offs in the period the payment is received.

ViewCast.com, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — Continued
Changes in the Company’s allowance for doubtful accounts for the three months ended March 31, 2010 and 2011 are as follows:

	For the three months ended
	March 31,
	2010	2011
	(Unaudited)	(Unaudited)
Beginning balance	$69,767	$76,436
Bad debt expense (recoveries)	11,650	(55,218)

Ending balance	$81,417	$21,218

3. Inventories
Inventories consisted of the following:

	December 31,	March 31,
	2010	2011
		(Unaudited)
Purchased materials	$1,073,360	$1,368,119
Finished goods	1,433,645	1,635,073
Reserve	(291,756)	(291,372)

	$2,215,249	$2,711,820

4. Intangible Assets
Intangible assets consisted of the following:

	December 31, 2010		March 31, 2011 (Unaudited)
	Gross carrying	Accumulated	Gross carrying	Accumulated
	amount	amortization	amount	amortization

Customer lists	$60,000	$21,581	$60,000	24,581
Non-compete agreements	24,000	14,387	24,000	16,387
Patents	145,200	29,985	145,703	32,121

	$229,200	$65,953	$229,703	73,089

Future amortization expense associated with these intangible assets is as follow:

Nine months ending December 31, 2011	$21,428
Year ending December 31, 2012	22,184
Year ending December 31, 2013	20,571
Year ending December 31, 2014	10,990
Year ending December 31, 2015	8,571
Thereafter	72,870

$156,614

ViewCast.com, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — Continued
5. Accrued Expenses
Accrued expenses consisted of the following:

	December 31,	March 31,
	2010	2011
		(Unaudited)
Accrued compensation	$207,189	$304,876
Accrued warranty	155,918	229,633
Accrued inventory purchases	75,983	165,403
Customer deposits	57,164	47,860
Deferred rent	15,386	7,585
Accrued taxes and other	191,081	200,870

	$702,721	$956,227

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
The following table below shows the changes in accrued warranty expense for the three months ended March 31, 2010 and 2011:

	For the three months ended
	March 31,
	2010	2011
	(Unaudited)	(Unaudited)
Beginning balance	$155,850	$155,918
Additions	25,542	87,085
Usage	(800)	(13,370)

Ending balance	$180,592	$229,633

ViewCast.com, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — Continued
7. Property and Equipment
Property and equipment, at cost, consisted of the following:

	Estimated
	Useful Life	December 31,	March 31,
	(Years)	2010	2011
			(Unaudited)

Service equipment	3	$242,362	$—
Computer equipment	2 to 7	579,059	654,511
Software	3 to 5	207,908	220,769
Leasehold improvements	1 to 5	174,429	174,429
Office furniture and equipment	5 to 7	1,319,238	1,355,303

		2,522,996	2,405,012
Less accumulated depreciation and amortization		(2,191,530)	(2,019,888)

		$331,466	$385,124

8. Line of Credit
On June 29, 2007, the Company entered into a Purchase and Sale Agreement/Security Agreement (the “Agreement”) with Amegy Bank National Association (“Amegy”), a national banking association. The Agreement provides the Company with an accounts receivable loan facility to provide a source of working capital with advances generally limited to 85% of submitted accounts receivable. Upon collection of an account receivable, the remaining fifteen percent is rebated to the Company less the Agreement’s fixed and variable discounts. The fixed discount equals 0.2% of the account receivable for the first 15 days the account receivable is outstanding plus an additional 0.2% for each additional 15 day period, up to 1.2% for receivables 76 to 90 days outstanding. The variable discount is calculated for each day that the amount advanced by Amegy is outstanding until repaid by collection of the account receivable and equals the prime rate plus 1.5% divided by 360 multiplied by the advance amount for each account receivable. The borrowing line under this facility is $1,000,000, reviewed as growth of business dictates. To secure the amounts due under the agreement, the Company granted Amegy a security interest in all of its assets owned as of the date of the agreement or thereafter acquired. The Company had $1,041,478 and $424,776 outstanding as of December 31, 2010 and March 31, 2011, respectively, under this facility. There is no expiration date to the agreement.
9. Long-Term Debt
Since October 1998, the Company has maintained a credit facility with the Ardinger Family Partnership, LTD., an entity controlled by one of its principal stockholders, Mr. H.T. Ardinger. Most recently, ViewCast.com, Inc., Osprey Technologies, Inc. and VideoWare, Inc. (jointly and severally, the “Borrower”) amended the terms and conditions of the loan and security agreement with the Ardinger Family Partnership, Ltd. effective March 31, 2011. Under the amended terms the $1,250,000 of the primary principal and $3,891,361 of the secondary principal mature December 31, 2014, subject to certain earlier payment conditions. The interest on the primary principal amount will accrue and be paid monthly based on an interest rate per annum which is the greater of 5.0% or the effective prime rate plus 0.75% (Effective rate of 5.00% as of December 31, 2010 and March 31, 2011). Interest on the secondary principal shall accrue based on the effective Applicable Federal Rate, as defined in the agreement, (0.32% and 0.54% as of December 31, 2010 and March 31, 2011, respectively). The amended terms call for interest to be paid monthly; and beginning December 31, 2011, minimum monthly principal payments of $21,422, in addition to the monthly interest payments. Any amounts remaining on December 31, 2014 will become due on that date. The amended note agreement is secured by all the assets of the Borrower. In the event of default, the Ardinger Family Partnership, LTD., may exercise one or more of the following rights and remedies (i) the entire unpaid balance of principal of the note, together with all accrued but unpaid interest thereon, and all other indebtedness owing to the Ardinger Family Partnership, LTD. by the Company shall, at the option of the Ardinger Family Partnership, LTD., become immediately due and payable (ii) The Ardinger Family Partnership, LTD., may, at its option, cease further advances.

ViewCast.com, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — Continued
Other debt consists of capital leases for equipment.
The Company’s long-term debt consisted of:

	December 31, 2010	March 31, 2011
		(Unaudited)

Outstanding Primary Principal Amount	$1,121,466	$1,078,621
Outstanding Secondary Principal Amount	3,891,361	3,891,361
Other debt	53,919	107,071

Total long-term debt	5,066,746	5,077,053
Less current maturities	(284,523)	(113,701)

Total long-term debt less current maturities	$4,782,223	$4,963,352

10. Earnings Per Share Data
Basic earnings per share (“EPS”) is calculated by dividing net income or loss applicable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is calculated by using the weighted-average number of common shares outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the dilutive potential shares of common stock had been issued. Dilutive potential shares of common stock include convertible preferred stock, options and warrants. The potential dilution for options and warranty is based on the average market price during the period. The average market price of the common stock was $0.2992 during the three months ended March 31, 2011. For periods presented, the computation of diluted loss per share excludes the portion of convertible preferred stock, options and warrants that are anti-dilutive.
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2010	2011
	(Unaudited)	(Unaudited)

Net loss applicable to common stockholders
- numerator for basic and diluted earnings per share	$(515,633)	$(995,785)

Weighted — average common shares and dilutive potential common shares outstanding — denominator for dilluted earning per share	35,992,260	39,016,318

Net loss per share:
Basic	$(0.01)	$(0.03)

Diluted	$(0.01)	$(0.03)

Anti-dilutive securities excluded from diluted earnings per share:
Stock options	4,087,799	4,493,085
Convertible preferred stock — Series B	2,206,896	2,206,896
Convertible preferred stock — Series C	3,333,333	3,333,333
Convertible preferred stock — Series E	13,333,333	13,333,333

ViewCast.com, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — Continued
11. Stock-Based Compensation
The Company has various stock-based employee compensation plans, which are described more fully in Note 10 of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, as amended by Amendment No. 1 thereto.
Stock-based compensation expense was $37,784 and $38,733 for the three months ended March 31, 2010 and March 31, 2011, respectively. There were no new options granted by the Company during the three months ended March 31, 2011. Stock-based compensation expense is based on awards ultimately expected to vest and has been reduced for estimated forfeitures.
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
At March 31, 2011, the balance of unearned stock-based compensation to be expensed in future periods related to unvested share-based awards, as adjusted for expected forfeitures, is approximately $197,000. The weighted-average period over which the unearned stock-based compensation is expected to be recognized is approximately three years.
Following is a summary of stock option activity from January 1, 2011 through March 31, 2011:

	Stock Options
			Weighted-
			Average
	Number	Price Per	Exercise Price
	of Shares	Share	Per Share
Outstanding at December 31, 2010	4,787,085	$0.17 - $1.09	$0.41
Canceled/forfeited	(588,000)	0.17 - 1.09	0.95

Outstanding at March 31, 2011	4,199,085	$0.17 - $0.76	$0.33

The following information applies to options outstanding at March 31, 2011:

		Weighted-
		Average	Weighted-		Weighted-
Range of	Outstanding at	Remaining	Average	Exercisable at	Average
Exercise	March 31,	Contractual	Exercise	March 31,	Exercise
Prices	2011	Life	Price	2011	Price
$0.01 - 1.00	4,199,085	4.5	$0.33	2,766,516	$0.39
12. Income Taxes
At December 31, 2010 the Company has federal income tax net operating loss carryforwards of approximately $73,000,000, which expire at various dates beginning in 2011. The Company is subject to limitations existing under Internal Revenue Code Section 382 (Change of Control) relating to the availability of the operating loss carryforward. The Company recognized no federal income tax benefit in the first quarter of 2011 as it has recorded a valuation allowance to reduce all deferred tax assets to zero.

ViewCast.com, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — Continued
13. Preferred Stock
On May 4, 2011, the Company entered into a Preferred Stock Exchange Agreement (the “Exchange Agreement”) with H.T. Ardinger Jr. (“Ardinger”), Ardinger Family Partnership, Ltd. (the “Ardinger Partnership”), Adkins Family Partnership, Ltd. and RDB Limited, p/k/a Baker Family Partnership, Ltd. to convert the outstanding shares of its Series B Convertible Preferred Stock (the “Series B Preferred Stock”) and Series C Convertible Preferred Stock (the “Series C Preferred Stock”) and to restructure Series E Convertible Redeemable Preferred Stock (the “Series E Preferred Stock), and collectively with the Series B Preferred Stock and Series C Preferred Stock, (the “Preferred Stock”). See Note 15 Related Parties and Subsequent Event for additional information.
As of December 31, 2010 and March 31, 2011, 800,000 shares of Series B Preferred Stock were outstanding at a stated value of $10 per share. Ardinger, a principal stockholder of the Company, held 400,000 shares of Series B Preferred Stock, with the remainder held by other existing stockholders. The Series B Preferred Stock was convertible into common stock of the Company at a fixed price of $3.625 per share, subject to certain requirements, which was modified under the Exchange Agreement to $0.60 per share of underlying Common Stock for a total of 13,333,333 shares of Common Stock.
As of December 31, 2010 and March 31, 2011, 200,000 shares of Series C Preferred Stock were outstanding at a stated value of $10 per share held by Ardinger. The Series C Preferred Stock was convertible into common stock of the Company at a fixed price of $0.60 per share, subject to certain requirements, which remained the conversion price under the Exchange Agreement for a total of 3,333,333 shares of Common Stock.
Holders of Series B Preferred Stock and Series C Preferred Stock had no voting rights except on amendments to the Company’s Articles of Incorporation to change the authorized shares, or par value, or to alter or change the powers or preferences of their respective preferred stock issues. The Series B Preferred Stock and Series C Preferred Stock carried cumulative dividends of 8% and 9% per year, respectively, and were generally payable semi-annually in arrears in cash or common stock of the Company, at the Company’s option. There were no preferred stock dividends declared or paid during 2010 and in the first three months of 2011. Cumulative dividends on Series B Preferred Stock and Series C Preferred Stock in arrears at March 31, 2011 were $5,946,667 and $1,692,500. On May 4, 2011, under the Exchange Agreement, the Series B Preferred Stock and Series C Preferred Stock were converted into Common Stock and any and all dividends, owed or owing on the Preferred Stock, were cancelled. See Note 15 Related Parties and Subsequent Event for additional information. The conversion of the Series B Preferred Stock and the Series C Preferred Stock to Common Stock shall be referred to as the “Series B/C Conversion”.
In December 2006, the Company retired certain debt from the Ardinger Family Partnership, Ltd. in exchange for certain Company securities, including 80,000 shares of ViewCast’s Series E Preferred Stock with each share having a stated value of $100 with voting rights on an “as converted’ basis with the common stock and accrues no dividends. The liquidation preference on the Series E Preferred Stock is the $100 per share stated value multiplied by 107% if the liquidation event occurs after December 11, 2010.
The Series E Preferred Stock provides for a conversion option to common stock at $0.60 per share of common stock, subject to certain requirements and adjustments. Under the Exchange Agreement, until May 4, 2012 (the “Temporary Conversion Period”), each outstanding share of Series E Preferred Stock shall be convertible, at the option of the holder of such Series E Preferred Stock, into shares of common stock at a temporary conversion price of $0.50 per share of underlying common stock (the “Temporary Conversion Price”). If at any time during the Temporary Conversion Period, the Company completes, in one transaction or a series of related transactions, the placement(s) of common stock for total aggregate net proceeds of at least $7,000,000 (a “Securities Placement”), each outstanding share of Series E Preferred Stock shall automatically convert into the corresponding number of shares of common stock at the Temporary Conversion Price. During the Temporary Conversion Period, if any shares of Series E Preferred Stock are converted, all other outstanding shares of Series E Preferred Stock shall also automatically convert at the Temporary Conversion Price. Upon a conversion of the shares of Series E Preferred Stock during the Temporary Conversion Period, either voluntarily or as a result of a Securities Placement, the Company shall issue 16,000,000 shares of common stock in exchange for the 80,000 outstanding shares of Series E preferred stock.

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
15. Related Party Transactions and Subsequent Event
As discussed in Note 9, the Company has an outstanding note payable to the Ardinger Family Partnership, Ltd., an entity controlled by its largest stockholder, Mr. H.T. Ardinger, Jr.
As discussed in Note 13, on May 4, 2011, the Company entered into the Exchange Agreement to convert the outstanding shares of the Series B Preferred Stock and the Series C Preferred Stock and to restructure Series E Preferred Stock.
The Company has also agreed, among other things: (i) that the definition of registrable securities under that certain Registration Rights Agreement, dated December 11, 2006, between the Company and the Ardinger Partnership (the “Registration Rights Agreement”) shall include any shares of Common Stock issued in exchange for the shares of Preferred Stock previously held by Ardinger or the Ardinger Partnership, (ii) that Ardinger shall be a party to the Registration Rights Agreement, and (iii) to use commercially reasonable efforts to: (a) meet the applicable listing requirements of the NASDAQ Stock Market and (b) upon meeting such requirements, list its Common Stock on the NASDAQ Stock Market.
Other than as permitted in the Exchange Agreement, from May 4, 2011 through July 31, 2011, the holders of the shares of Common Stock issued pursuant to the Series B/C Conversion have agreed not to sell or otherwise transfer such shares of Common Stock. Additionally, from August 1, 2011 through January 27, 2012, such holders have agreed to limit any sales or transfers of such Common Stock in accordance with the volume limitations of Rule 144 of the Securities Act of 1933, as amended (the “Securities Act”), as if such holders were affiliates of the Company. If during the Temporary Conversion Period, a change in control of the Company occurs, these transfer restrictions shall terminate.
Ardinger is the largest stockholder of the Company and the sole general partner of the Ardinger Partnership. Immediately prior to the Series B/C Conversion, Ardinger: (i) directly beneficially held (a) 400,000 shares of Series B Preferred Stock and (b) 200,000 shares of Series C Preferred Stock and (ii) indirectly beneficially held, as sole general partner of the Ardinger Partnership, 80,000 shares of Series E Preferred Stock.
The Company is in the process of completing the accounting treatment for the transaction and has not yet determined the effect the transaction will have on net income (loss) available for common stockholders.

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
Overview
ViewCast.com, Inc., doing business as ViewCast Corporation (“ViewCast”), develops industry-leading hardware and software for the capture, management, transformation and delivery of digital media over IP and mobile networks. ViewCast’s solutions simplify the complex workflows required for these tasks, allowing broadcasters, businesses, and governments to reach and expand their use and distribution of their digital media easily and effectively. ViewCast’s Niagara® streaming appliances, Osprey® video capture cards, and ViewCast Media Platform (VMp®) software suite provide the highly reliable technology required to deliver the multi-platform experiences driving today’s digital media market. ViewCast markets and sells its products and professional services worldwide directly to end-users or through indirect channels including original equipment manufacturers (“OEMs”), value-added resellers (“VARs”), resellers, distributors and computer system integrators. ViewCast is focused on growth by leveraging the digital media market expansion and our product solutions to capitalize on sales opportunities. We believe that emphasis on revenue and market share growth will enable us to realize long-term profitability and stockholder value.
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

Results of Operations
Three Months Ended March 31, 2011 compared to
Three Months Ended March 31, 2010.
Net Sales. During the three months ended March 31, 2011, net sales increased $30,976 to $3,709,319 from $3,678,343 in the first quarter 2010, representing a 1% increase. The overall increase was due to an increase in Niagara® system revenue for all regions which was partially offset by a decrease in Osprey® capture card revenue and other revenue for all regions. We expect stronger annual sales growth for the 2011 year over 2010 than we experienced this first quarter of 2011.
Osprey Product Sales. During the three months ended March 31, 2011, Osprey sales decreased $272,451 to $2,011,433 from $2,283,884 in the first quarter 2010, representing a 12% decrease from the 2010 levels and 54.2% of total first quarter 2011 revenues, compared to 62.1% in 2010. Osprey sales declined primarily due to slower activity from integrators during the first quarter of 2011.
ViewCast Niagara® Streaming/Encoding System Sales. During the three months ended March 31, 2011, combined system sales increased $375,853 to $1,420,484 from $1,044,631 in the first quarter 2010, representing a 36% increase from the 2010 levels and 38.3% of total first quarter 2011 revenue, compared to 28.4% in 2010. The increase in 2011 first quarter sales was primarily due to a higher volume of OEM sales during the 2011 first quarter compared to 2010 first quarter, along with increased Niagara sales in the Pacific Rim, Middle East and Africa sales regions in 2011 compared to 2010.
Other Revenues. During the three months ended March 31, 2011, other revenues (consisting of software maintenance, training, engineering consulting fees and professional services) decreased $72,426 to $277,402 from $349,828 in the first quarter 2010, representing a 21% decrease from the 2010 levels and 7.5% of total first quarter 2011 revenue, compared to 9.5% in 2010. This decrease was due to a $57,339 decrease in VMp related revenue and a $15,087 decrease in non-VMp related other revenue.
Cost of Sales/Gross Profit. During the three months ended March 31, 2011, cost of sales increased $239,166 to $1,548,871 from $1,309,705 in the first quarter 2010, representing an 18% increase from the 2010 levels and 41.8% of total first quarter 2011 revenue, compared to 35.6% in 2010. Gross profit decreased $208,190 to $2,160,448 from $2,368,638 in the first quarter 2010, representing a 9% decrease from the 2010 levels and 58.2% of total first quarter 2011 revenue, compared to 64.4% in 2010. The decrease in gross profit margin was primarily due to a higher percentage of sales derived from the lower margin OEM system products versus the higher margin Osprey products.
We expect future margins for the video products to remain comparable to historical margins in the 55%-65% range. Margins will be affected quarter to quarter by promotional activities, price adjustments, cost of materials, inventory obsolescence, the introduction of new products and the sales mix between the products, software and third party products sold in any one reporting period.
Selling, General and Administrative Expenses. During the three months ended March 31, 2011, selling, general and administrative expenses increased $264,326 to $1,709,104 from $1,444,778 in the first quarter 2010, representing an 18% increase from the 2010 levels and 46.1% of total first quarter 2011 revenue, compared to 39.3% in 2010. The increase is primarily due to an increase in sales headcount to more thoroughly penetrate our global markets, supplemented by moderate increases in marketing expenses.

ViewCast.com, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations —
Continued
Research and Development Expense. During the three months ended March 31, 2011, research and development expense, net of capitalized software development, increased $51,402 to $1,028,986 from $977,584 in the first quarter 2010, representing a 5% increase from the 2010 levels and 27.7% of total first quarter 2011 revenue, compared to 26.6% in 2010. Research and development expenses vary period to period depending on the number of product introductions planned and as new product prototypes, testing and certifications are completed.
Depreciation and Amortization Expense. During the three months ended March 31, 2011, depreciation and amortization expense decreased $57,634 to $172,000 from $229,634 in the first quarter 2010, representing a 25% decrease from the 2010 levels. The decrease was primarily due to retired service assets.
Other Income (Expense). During the three months ended March 31, 2011, total other expenses increased $13,868 to $41,143 from $27,275 in the first quarter 2010, representing a 51% increase from the 2010 levels. Interest expense for the three months ended March 31, 2011 increased $16,592 to $43,963 from $27,371 in the first quarter 2010, representing a 61% increase from the 2010 levels. The increase in interest expense is principally due to the increase in the average balance of our debt under the line of credit facility we have in place with Amegy Bank. (See Note 8). Interest income for the three months ended March 31, 2011 was $417, up slightly compare to the prior year period, and other income from sale of equipment was $2,403.
Net Loss. During the three months ended March 31, 2011, net loss increased $480,152 to a net loss of $790,785 compared to a net loss of $310,633 in the first quarter 2010. After reducing net loss for cumulative preferred dividends of $205,000, the net loss per share applicable to the common shareholders for the first quarter of 2011 was ($0.03) per share, compared to a net loss of ($0.01) per share, for the same period in 2010.
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
Net cash used in operating activities for the three months ended March 31, 2011 was $281,085 resulting from a net loss of $790,785, plus non-cash operating expense of $153,117 and net cash provided from changes in operating assets and liabilities of $356,583. Cash provided by changes in operating assets and liabilities was principally due to decreased accounts receivable, supplemented by an increase in accounts payable, accrued expenses and deferred revenue, which was partially offset by cash used from increased inventory, prepaid expenses, and deposits.
Cash used in investing activities during the three months ended March 31, 2011 totaled $135,025, consisting of $65,814 of property and equipment purchased and $71,609 of software development costs capitalized, partially offset by $2,398 of proceeds provided from the disposition of property and equipment.
During the three months ended March 31, 2011, ViewCast’s financing activities used cash of $666,115, of which $616,702 and $49,413 was used for repayment of the line of credit and long-term debt, respectively.
Since October 1998, ViewCast has maintained a credit facility with the Ardinger Partnership. Most recently, ViewCast.com, Inc., Osprey Technologies, Inc. and VideoWare, Inc. (jointly and severally, the “Borrower”) amended the terms and conditions of the loan and security agreement with the Ardinger Partnership effective March 31, 2011. Under the amended terms, the $1,250,000 of the primary principal amount and $3,891,361 of the secondary principal amount mature December 31, 2014, subject to certain earlier payment conditions. The interest on the primary principal amount will accrue based on an interest rate per annum which is the greater of 5.00% or the effective prime rate plus 0.75% (Effective rate of 5.00% as of December 31, 2010 and March 31, 2011). Interest on the secondary principal shall accrue based on an interest rate per annum which is the lesser of 9.50% or the effective Applicable Federal Rate, as defined in the agreement (0.32% and 0.54% as of December 31, 2010 and March 31, 2011, respectively). The amended terms call for interest to be paid monthly; and beginning December 31, 2011, minimum monthly principal payments of $21,422, in addition to the monthly interest payments. Any amounts remaining outstanding on December 31, 2014, will become due on that date. The amended note agreement is secured by all the assets of the Borrower.

ViewCast.com, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations —
Continued
In June 2007, ViewCast entered into a Purchase and Sale Agreement/Security Agreement with Amegy Bank National Association, a national banking association. The borrowing line under this facility is $1,000,000, reviewed as growth of business dictates. As of March 31, 2011, we have an outstanding balance of $424,776 under this facility.
There were no preferred stock dividends declared or paid during the first three months of 2011. On May 4, 2011, under an Exchange Agreement, the Series B Preferred Stock and Series C Preferred Stock were converted into Common Stock and any and all dividends, owed or owing on the Preferred Stock, were cancelled. See Note 13 and 15 to the financial statements. The Series B Preferred Stock and Series C Preferred Stock carried cumulative dividends of 8% and 9% per year, respectively, and were generally payable semi-annually in arrears in cash or in ViewCast common stock, at ViewCast’s option. Cumulative dividends in arrears on the Preferred Stock were: Series B-$5,946,667, Series C-$1,692,500.
During the first quarter of 2011, ViewCast incurred a net loss of $790,785 and used cash in operations of $281,085. At March 31, 2011, ViewCast had working capital of $2,161,321 and cash and cash equivalents of $566,251. ViewCast expects to obtain additional working capital by increasing sales, maintaining reduced operating expenses, borrowing under its loan facilities and through other initiatives that may include raising additional equity. ViewCast utilizes significant capital to design, develop and commercialize its products and intends to fund its 2011 operating activities and sales growth by utilizing existing cash, cash provided from operations and working capital lines of credit to the extent possible. ViewCast believes that these items will provide sufficient cash to fund operations for the next 12 months. However, ViewCast anticipates it may require additional working capital during the next year to support operations and the expansion of sales channels and market distribution, to develop and introduce new products and services, to enhance existing product offerings, to address unanticipated competitive threats or technical problems, to transition adverse economic conditions and for potential acquisition transactions. There can be no assurance that additional financing will be available to ViewCast on acceptable terms, or at all. Additional equity financing may involve substantial dilution to its then existing stockholders. In the event ViewCast is unable to raise additional capital or execute other alternatives, it may be required to sell segments of the business or substantially reduce or curtail its activities. Such actions could result in charges that could be material to ViewCast’s results of operations or financial position.
At March 31, 2011, ViewCast had no material commitments for capital expenditures.
Off-Balance Sheet Arrangements
ViewCast does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on ViewCast’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk
Not required.

ViewCast.com, Inc. and Subsidiaries
Controls and Procedures

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our disclosure controls and procedures (as defined in Rule 13a-15(e)) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are designed to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. As required by Rule 13a-15(b) under the Exchange Act, our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2010. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2011, our disclosure controls and procedures were effective in providing such reasonable assurance.
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation that occurred during the Company’s last fiscal quarter that has materially affected, or that is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1.	Legal Proceedings
(None)

Item 1A.	Risk Factors
(Not Applicable)

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(None)

Item 3.	Defaults Upon Senior Securities
(None)

Item 4.	(Removed and Reserved)

Item 5.	Other Information
(a)	(None)

(b)	(None)

Item 6.	Exhibits
See Exhibit Index.

SIGNATURES
Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ViewCast.com, Inc. (Registrant)
BY:

Date: May 16, 2011	/s/ David T. Stoner
David T. Stoner
Chief Executive Officer Principal Executive Officer

Date: May 16, 2011	/s/ Laurie L. Latham
Laurie L. Latham
Chief Financial Officer Principal Financial and Accounting Officer

EXHIBIT INDEX

Exhibit
Number

10.53	Fourth Amendment to Amended and Restated Security Agreement by and among Ardinger Family Partnership, Ltd., ViewCast.com, Inc., Osprey Technologies, Inc. and Videoware, Inc.(1)

10.54	Preferred Stock Exchange Agreement, dated May 4, 2011, by and between the Company and H.T. Ardinger Jr., Ardinger Family Partnership, Ltd., Adkins Family Partnership, Ltd. and RDB Limited. (2)

31.1	Rule 13a-14(a)/15d-14(a) CEO Certification

31.2	Rule 13a-14(a)/15d-14(a) CFO Certification

32.1	Section 1350 CEO Certification

32.2	Section 1350 CFO Certification

(1)	Incorporated by reference to Form 8-K filed April 4, 2011.

(2)	Incorporated by reference to Form 8-K filed May 6, 2011.