Form 10-Q
period 2011-06-30
VIEWCAST COM INC
filed 2011-08-15
CIK 921313

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2011
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
As of July 31, 2011, there were 55,699,005 outstanding shares of common stock, par value $0.0001 per share.

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

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
VIEWCAST.COM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
	2010	2011
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,648,476	$724,774
Accounts receivable, less allowance for doubtful accounts of $76,436 and $24,239 at December 31, 2010 and June 30, 2011, respectively	2,204,125	2,247,432
Inventories, net	2,215,249	2,590,924
Prepaid expenses	278,928	222,136

Total current assets	6,346,778	5,785,266

Property and equipment, net	331,466	342,554
Capitalized software development costs, net	982,503	898,614
Goodwill	620,002	620,002
Intangible assets, net	163,247	149,472
Deposits	32,637	90,986

Total assets	$8,476,633	$7,886,894

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Line of credit	$1,041,478	$955,142
Accounts payable	1,078,639	999,912
Accrued expenses	702,721	865,725
Deferred revenue	426,929	562,520
Current maturities of long-term debt and stockholder notes payable	284,523	195,741

Total current liabilities	3,534,290	3,579,040

Long-term debt, less current maturities	26,464	52,186
Stockholder notes payable, less current maturities	4,755,759	5,120,026

Total liabilities	8,316,513	8,751,252

Commitments and contingencies

Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value, authorized 5,000,000 shares:
Series B convertible — issued and outstanding shares — 800,000 and no shares at December 31, 2010 and June 30, 2011, respectively	80	—
Series C convertible — issued and outstanding shares — 200,000 and no shares at December 31, 2010 and June 30, 2011, respectively	20	—
Series E convertible — issued and outstanding shares — 80,000 — liquidation value of $107 per share as of December 31, 2010 and June 30, 2011	8	8
Common stock, $0.0001 par value, authorized 100,000,000 shares:
Issued shares — 39,277,815 and 55,960,502 at December 31, 2010 and June 30, 2011	3,927	5,595
Additional paid-in capital	72,641,272	72,723,676
Accumulated deficit	(72,473,281)	(73,581,731)
Treasury stock, 261,497 shares at cost	(11,906)	(11,906)

Total stockholders’ equity (deficit)	160,120	(864,358)

Total liabilities and stockholders’ equity (deficit)	$8,476,633	$7,886,894

The accompanying notes are an integral part of these condensed consolidated statements.

VIEWCAST.COM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2010	2011	2010	2011

Net sales	$4,140,541	$4,253,190	$7,818,884	$7,962,509

Cost of sales	1,670,350	1,655,554	2,980,055	3,204,425

Gross profit	2,470,191	2,597,636	4,838,829	4,758,084

Operating expenses:
Selling, general and administrative	1,756,023	1,841,408	3,200,801	3,550,512
Research and development	855,511	898,227	1,833,095	1,927,213
Depreciation and amortization	199,065	173,090	428,699	345,090

Total operating expenses	2,810,599	2,912,725	5,462,595	5,822,815

Operating loss	(340,408)	(315,089)	(623,766)	(1,064,731)

Other income (expense):
Interest expense (including $22,641, $37,292, $44,141, and $55,533 of expense to related parties, respectively)	(49,542)	(63,373)	(76,913)	(107,336)
Interest income	67	41	163	458
Other	—	—	—	2,403

Total other expense, net	(49,475)	(63,332)	(76,750)	(104,475)

Provision for income taxes	—	—	—	—

NET LOSS	$(389,883)	$(378,421)	$(700,516)	$(1,169,206)

Preferred stock dividends	(205,000)	(77,444)	(410,000)	(282,444)
Preferred stock redemption	—	5,586,666	—	5,586,666

Net income (loss) applicable to common stockholders	$(594,883)	$5,130,801	$(1,110,516)	$4,135,016

Net income (loss) per share
Basic and Diluted	$(0.02)	$0.10	$(0.03)	$0.09

Weighted average number of common shares outstanding
Basic and Diluted	36,047,159	49,463,910	36,019,861	44,268,975

The accompanying notes are an integral part of these condensed consolidated statements.

VIEWCAST.COM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE SIX MONTHS ENDED JUNE 30, 2011
(UNAUDITED)

	Series B		Series C		Series E
	Convertible		Convertible		Convertible				Additional			Total
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated	Treasury	Stockholders’
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Shares	Par Value	Capital	Deficit	Stock	Equity (Deficit)

Balances, December 31, 2010	800,000	$80	200,000	$20	80,000	$8	39,277,815	$3,927	$72,641,272	$(72,473,281)	$(11,906)	$160,120

Stock based compensation expense	—	—	—	—	—	—	—	—	79,789	—	—	79,789

Employee stock purchase plan issuance	—	—	—	—	—	—	12,688	1	3,615	—	—	3,616

Conversion of preferred stock to common stock	(800,000)	(80)	(200,000)	(20)	—	—	16,666,666	1,667	(1,567)	—	—	—

Forfeiture of convertible preferred stock dividends — Series B	—	—	—	—	—	—	—	—	—	33,140	—	33,140

Forfeiture of convertible preferred stock dividends — Series C	—	—	—	—	—	—	—	—	—	27,616	—	27,616

Exercise of stock option	—		—		—	—	3,333	—	567	—	—	567

Net loss	—	—	—	—	—	—	—	—	—	(1,169,206)	—	(1,169,206)

Balances, June 30, 2011	—	$—	—	$—	80,000	$8	55,960,502	$5,595	$72,723,676	$(73,581,731)	$(11,906)	$(864,358)

The accompanying notes are an integral part of these condensed consolidated statements.

VIEWCAST.COM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the six months ended
	June 30,
	2010	2011
Operating activities:
Net loss	$(700,516)	$(1,169,206)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense (recoveries)	24,673	(52,198)
Depreciation of property and equipment	203,589	140,629
Amortization of intangible assets	225,110	204,462
Stock based compensation expense	78,390	79,789
Gain on disposition of property and equipment	—	(2,398)
Stock issued for services	25,000	—
Changes in operating assets and liabilities:
Accounts receivable	(601,653)	8,891
Inventories	(76,385)	(375,675)
Prepaid expenses	(34,163)	56,792
Deposits	15,796	(58,349)
Accounts payable	252,611	(78,727)
Accrued expenses	143,606	223,760
Deferred revenue	201,364	135,591

Net cash used in operating activities	(242,578)	(886,639)

Investing activities:
Capitalized software development and patent costs	(45,191)	(106,798)
Purchase of property and equipment	(53,968)	(91,996)
Proceeds from disposition of property and equipment	—	2,398

Net cash used in investing activities	(99,159)	(196,396)

Financing activities:
Net proceeds from stockholder line of credit	—	300,000
Proceeds from sale of common stock	4,916	3,616
Proceeds from exercise of employee stock options	—	567
Net proceeds (repayments) from line of credit	539,053	(86,336)
Repayments of long-term debt, including $42,845 for the six months ended June 30, 2011 to related party	(17,377)	(58,514)

Net cash provided by financing activities	526,592	159,333

Net increase (decrease) in cash and cash equivalents	184,855	(923,702)

Cash and cash equivalents, beginning of period	368,151	1,648,476

Cash and cash equivalents, end of period	$553,006	$724,774

Supplemental cash flow information:
Cash paid for interest	$76,913	$107,336
The accompanying notes are an integral part of these condensed consolidated statements.

ViewCast.com, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
1. Basis of Presentation and Liquidity
The accompanying consolidated interim unaudited financial statements include the accounts of ViewCast.com, Inc. doing business as ViewCast Corporation and its wholly-owned subsidiaries, VideoWare, Inc., Osprey Technologies, Inc., Ancept Corporation, and ViewCast Technology Services Corporation (collectively, ViewCast or the “Company”). The Company develops industry-leading hardware and software for the capture, management, transformation and delivery of digital media over IP and mobile networks. ViewCast’s solutions simplify the complex workflows required for these tasks, allowing broadcasters, businesses, and governments to reach and expand their use and distribution of their digital media easily and effectively. ViewCast’s Niagara® streaming appliances, Osprey® video capture cards, and ViewCast Media Platform (VMp®) asset management software suite provide the highly reliable technology required to deliver the multi-platform experiences driving today’s digital media market. ViewCast markets and sells its products and professional services worldwide directly to end-users or through indirect channels including original equipment manufacturers (“OEMs”), value-added resellers (“VARs”), resellers, distributors and integrators.
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
In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included for the three and six month periods ended June 30, 2011. The condensed consolidated balance sheet of the Company as of December 31, 2010 has been derived from the audited consolidated balance sheet as of that date. The results for the three and six month periods ended June 30, 2011 are not necessarily indicative of the results that may be expected for the full year. The unaudited financial statements included in this filing should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s annual report on Form 10-K as amended by Amendment No. 1 there to and for the year ended December 31, 2010.
During the first six months of 2011, the Company incurred a net loss of $1,169,206 and used cash in operations of $886,639. At June 30, 2011, the Company had working capital of $2,206,226 and cash and cash equivalents of $724,774. The Company expects to obtain additional working capital by increasing revenue, maintaining reduced operating expenses, borrowing on its line of credit and through other initiatives that may include raising additional capital. The Company believes that these items will provide sufficient cash to fund operations for the next 12 months, however, the Company may require additional working capital during 2011 to support operations and the expansion of sales channels and market distribution, to develop and introduce new products and services, to enhance existing product offerings, to address unanticipated competitive threats or technical problems, to transition adverse economic conditions and for potential acquisition transactions. There can be no assurance that additional financing will be available to the Company on acceptable terms, or at all. Additional equity financing may involve substantial dilution to its then existing stockholders. In the event the Company is unable to raise additional capital or execute other alternatives, it may be required to sell segments of the business, or substantially reduce or curtail its activities. Such actions could result in charges that could be material to ViewCast’s results of operations or financial position.
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

ViewCast.com, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — Continued
Changes in the Company’s allowance for doubtful accounts for the three and six months ended June 30, 2010 and 2011 are as follows:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2010	2011	2010	2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Beginning balance	$81,417	$21,218	$69,767	$76,436
Bad debt expense (recoveries)	13,023	3,021	24,673	(52,197)

Ending balance	$94,440	$24,239	$94,440	$24,239

3. Inventories
Inventories consisted of the following:

	December 31,	June 30,
	2010	2011
		(Unaudited)

Purchased materials	$1,073,360	$1,313,420
Finished goods	1,433,645	1,591,265
Reserve	(291,756)	(313,761)

	$2,215,249	$2,590,924

4. Intangible Assets
Intangible assets consisted of the following:

	December 31, 2010		June 30, 2011 (Unaudited)
	Gross carrying	Accumulated	Gross carrying	Accumulated
	amount	amortization	amount	amortization

Customer lists	$60,000	$21,581	$60,000	27,581
Non-compete agreements	24,000	14,387	24,000	18,387
Patents	145,200	29,985	145,703	34,263

	$229,200	$65,953	$229,703	80,231

Future amortization expense associated with these intangible assets is as follow:

Six months ending December 31, 2011	$14,286
Year ending December 31, 2012	22,184
Year ending December 31, 2013	20,571
Year ending December 31, 2014	10,990
Year ending December 31, 2015	8,571
Thereafter	72,870

$149,472

ViewCast.com, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — Continued
5. Accrued Expenses
Accrued expenses consisted of the following:

	December 31,	June 30,
	2010	2011
		(Unaudited)
Accrued compensation	$207,189	$316,445
Accrued warranty	155,918	172,583
Accrued inventory purchases	75,983	4,019
Customer deposits	57,164	74,133
Deferred rent	15,386	25,249
Accrued taxes and other	191,081	273,296

	$702,721	$865,725

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
The following table below shows the changes in accrued warranty expense for the three and six months ended June 30, 2010 and 2011:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2010	2011	2010	2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Beginning balance	$180,592	$229,633	$155,850	$155,918
Additions	38,026	47,028	63,568	134,113
Usage	(4,495)	(104,078)	(5,295)	(117,448)

Ending balance	$214,123	$172,583	$214,123	$172,583

7. Property and Equipment
Property and equipment, at cost, consisted of the following:

	Estimated
	Useful Life	December 31,	June 30,
	(Years)	2010	2011
			(Unaudited)
Service equipment	3	$242,362	$—
Computer equipment	2 to 7	579,059	654,607
Software	3 to 5	207,908	220,769
Leasehold improvements	1 to 5	174,429	174,429
Office furniture and equipment	5 to 7	1,319,238	1,381,390

		2,522,996	2,431,195
Less accumulated depreciation and amortization		(2,191,530)	(2,088,641)

		$331,466	$342,554

ViewCast.com, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — Continued
8. Line of Credit
On June 29, 2007, the Company entered into a Purchase and Sale Agreement/Security Agreement (the “Agreement”) with Amegy Bank National Association (“Amegy”), a national banking association. The Agreement provides the Company with an accounts receivable loan facility to provide a source of working capital with advances generally limited to 85% of submitted accounts receivable. Upon collection of an account receivable, the remaining fifteen percent is rebated to the Company less the Agreement’s fixed and variable discounts. The fixed discount equals 0.2% of the account receivable for the first 15 days the account receivable is outstanding plus an additional 0.2% for each additional 15 day period, up to 1.2% for receivables 76 to 90 days outstanding. The variable discount is calculated for each day that the amount advanced by Amegy is outstanding until repaid by collection of the account receivable and equals the prime rate plus 1.5% divided by 360 multiplied by the advance amount for each account receivable. The borrowing line under this facility currently is $1,000,000, reviewed as growth of business dictates. To secure the amounts due under the Agreement, the Company granted Amegy a security interest in all of its assets owned as of the date of the agreement or thereafter acquired. The Company had $1,041,478 and $955,142 outstanding as of December 31, 2010 and June 30, 2011, respectively, under this facility. There is no expiration date to the Agreement.
9. Long-Term Debt
Since October 1998, the Company has maintained a credit facility with the Ardinger Family Partnership, LTD., an entity controlled by one of its principal stockholders, Mr. H.T. Ardinger. Most recently, ViewCast.com, Inc., Osprey Technologies, Inc. and VideoWare, Inc. (jointly and severally, the “Borrower”) amended the terms and conditions of the loan and security agreement with the Ardinger Family Partnership, Ltd. effective March 31, 2011. Under the amended terms minimum monthly principal payments of $21,422 will begin December 31, 2011 and any amount outstanding of the primary principal and the secondary principal mature December 31, 2014, subject to certain earlier payment conditions. The interest on the primary principal amount will accrue and be paid monthly based on an interest rate per annum which is the greater of 5.0% or the effective prime rate plus 0.75% (Effective rate of 5.00% as of December 31, 2010 and June 30, 2011). Interest on the secondary principal shall accrue and be paid monthly based on the effective Applicable Federal Rate, as defined in the agreement, (0.32% and 2.00% as of December 31, 2010 and June 30, 2011, respectively). The amended note agreement is secured by all the assets of the Borrower. In the event of default, the Ardinger Family Partnership, LTD. may exercise one or more of the following rights and remedies (i) the entire unpaid balance of principal of the note, together with all accrued but unpaid interest thereon, and all other indebtedness owing to the Ardinger Family Partnership, LTD. or by the Company shall, at the option of the Ardinger Family Partnership, LTD., become immediately due and payable (ii) the Ardinger Family Partnership, LTD., may, at its option, cease further advances.
The Company’s long-term debt consisted of:

	December 31, 2010	June 30, 2011
		(Unaudited)

Outstanding Primary Principal Amount	$1,121,466	$1,078,621
Outstanding Secondary Principal Amount	3,891,361	4,191,361
Other debt	53,919	97,971

Total long-term debt	5,066,746	5,367,953
Less current maturities	(284,523)	(195,741)

Total long-term debt less current maturities	$4,782,223	$5,172,212

10. Earnings Per Share Data
Basic earnings per share (“EPS”) is calculated by dividing net income or loss applicable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is calculated by using the weighted-average number of common shares outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the dilutive potential shares of common stock had been issued. Dilutive potential shares of common stock include convertible preferred stock, options and warrants. The potential dilution for options and warranty is based on the average market price during the period. The average market price of the common stock was $0.3222 during the six months ended June 30, 2011. For periods presented, the computation of diluted loss per share excludes the portion of convertible preferred stock, options and warrants that are anti-dilutive.

ViewCast.com, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — Continued
On May 4, 2011, the Series B Convertible Preferred Stock and Series C Convertible Preferred Stock were converted and the Series E Convertible Redeemable Preferred Stock was restructured under a Preferred Stock Exchange Agreement more fully described in Note 13.
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2011	2010	2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net income (loss) applicable to common stockholders — numerator for basic and diluted earnings per share	$(594,883)	$5,130,801	$(1,110,516)	$4,135,016

Weighted — average common shares and dilutive potential common shares outstanding — denominator for diluted earnings per share	36,047,159	49,463,910	36,019,861	44,268,975

Net income (loss) per share:
Basic and Diluted	$(0.02)	$0.10	$(0.03)	$0.09

Anti-dilutive securities excluded from diluted earnings per share:
Stock options	4,573,760	5,196,835	4,436,661	5,060,252
Convertible preferred stock — Series B	2,206,896	—	2,206,896	—
Convertible preferred stock — Series C	3,333,333	—	3,333,333	—
Convertible preferred stock — Series E	13,333,333	14,666,667	13,333,333	14,222,222
11. Stock-Based Compensation
The Company has various stock-based employee compensation plans, which are described more fully in Note 10 of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, as amended by Amendment No. 1 thereto.
Stock-based compensation expense was $78,390 and $79,789 for the six months ended June 30, 2010 and June 30, 2011, respectively. There were 2,120,000 new options granted by the Company during the six months ended June 30, 2011. Stock-based compensation expense is based on awards ultimately expected to vest and has been reduced for estimated forfeitures.
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
At June 30, 2011, the balance of unearned stock-based compensation to be expensed in future periods related to unvested share-based awards, as adjusted for expected forfeitures, is approximately $632,000. The weighted-average grant date fair value for options granted during the six months ended June 30, 2011 was $0.35 per share. The weighted-average period over which the unearned stock-based compensation is expected to be recognized is approximately three years.

ViewCast.com, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — Continued
The following is a summary of stock option activity from January 1, 2011 through June 30, 2011:

	Stock Options
			Weighted-
			Average
	Number	Price Per	Exercise Price
	of Shares	Share	Per Share
Outstanding at December 31, 2010	4,787,085	$0.17 – $1.09	$0.41

Granted	2,120,000	0.29 – 0.36	0.35
Exercised	(3,333)	0.17	0.17
Canceled/forfeited	(709,167)	0.17 – 1.09	0.85

Outstanding at June 30, 2011	6,194,585	$0.17 – $0.71	$0.34

The following information applies to options outstanding at June 30, 2011:

		Weighted-
		Average	Weighted-		Weighted-
Range of	Outstanding at	Remaining	Average	Exercisable at	Average
Exercise	June 30,	Contractual	Exercise	June 30,	Exercise
Prices	2011	Life	Price	2011	Price
$0.01 – 1.00	6,194,585	5.2	$0.34	3,128,059	$0.36
12. Income Taxes
At December 31, 2010, the Company had federal income tax net operating loss carryforwards of approximately $73,000,000, which carryfowards expire at various dates beginning in 2011. The Company is subject to limitations existing under Internal Revenue Code Section 382 (Change of Control) relating to the availability of the operating loss carryforward. The Company recognized no federal income tax benefit in the first six months of 2011 as it has recorded a valuation allowance to reduce all deferred tax assets to zero.
13. Preferred Stock
On May 4, 2011, the Company entered into a Preferred Stock Exchange Agreement (the “Exchange Agreement”) with H.T. Ardinger Jr. (“Ardinger”), Ardinger Family Partnership, Ltd. (the “Ardinger Partnership”), Adkins Family Partnership, Ltd. and RDB Limited, p/k/a Baker Family Partnership, Ltd. to convert the outstanding shares of its Series B Convertible Preferred Stock (the “Series B Preferred Stock”) and Series C Convertible Preferred Stock (the “Series C Preferred Stock”) and to restructure Series E Convertible Redeemable Preferred Stock (the “Series E Preferred Stock), and collectively with the Series B Preferred Stock and Series C Preferred Stock, (the “Preferred Stock”). The exchange agreement and all related changes to the Preferred Stock (collectively the “preferred stock redemption”) have been accounted for as an extinguishment of Preferred Stock.
As of December 31, 2010 and March 31, 2011, 800,000 shares of Series B Preferred Stock were outstanding at a stated value of $10 per share. Ardinger, a principal stockholder of the Company, held 400,000 shares of Series B Preferred Stock, with the remainder held by other existing stockholders. The Series B Preferred Stock was convertible into common stock of the Company at a fixed price of $3.625 per share, subject to certain requirements, which was modified under the Exchange Agreement to $0.60 per share of underlying Common Stock and was converted on May 4, 2011 into a total of 13,333,333 shares of Common Stock.

ViewCast.com, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — Continued
As of December 31, 2010 and March 31, 2011, 200,000 shares of Series C Preferred Stock were outstanding at a stated value of $10 per share held by Ardinger. The Series C Preferred Stock was convertible into common stock of the Company at a fixed price of $0.60 per share, subject to certain requirements, which remained the conversion price under the Exchange Agreement and was converted on May 4, 2011 into a total of 3,333,333 shares of Common Stock.
Holders of Series B Preferred Stock and Series C Preferred Stock had no voting rights except on amendments to the Company’s Articles of Incorporation to change the authorized shares, or par value, or to alter or change the powers or preferences of their respective preferred stock issues. The Series B Preferred Stock and Series C Preferred Stock carried cumulative dividends of 8% and 9% per year, respectively, and were generally payable semi-annually in arrears in cash or common stock of the Company, at the Company’s option. On May 4, 2011, under the Exchange Agreement, when the Series B Preferred Stock and Series C Preferred Stock were converted into Common Stock, any and all dividends, owed or owing on the Preferred Stock, were cancelled.
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
The Company accounted for the changes made to its Preferred Stock in connection with the exchange agreement as an extinguishment in accordance with FASB’s Codification at ASC 260-10-S99-2. Therefore, in calculating the net income (loss) applicable to common shareholders, the Company has recognized an imputed amount for the extinguishment which represents the carrying amount of securities and other consideration issuable pursuant to the original terms in excess of the fair value of all securities and other consideration transferred in the transaction.

	Carrying amount of	Fair value as of	Change of value as
Preferred stock redemption	Preferred Stock	May 4, 2011	of May 4, 2011
Series B — Preferred Stock	8,000,000	5,066,667	2,933,333

Series C — Preferred Stock	2,000,000	1,266,667	733,333

Series E — Preferred Stock	8,000,000	6,080,000	1,920,000

Preferred stock redemption	18,000,000	12,413,334	5,586,666

The Preferred Stock extinguishment value results in an adjustment to the net loss, which is a reconciling adjustment in calculating the net income (loss) applicable to common shareholders.

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
As discussed in Note 13, Ardinger and the Ardinger Partnership was a party to the Preferred Stock Exchange Agreement.

ViewCast.com, Inc. and Subsidiaries
Quantitative and Qualitative Disclosure About Market Risk

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
Overview
ViewCast.com, Inc., doing business as ViewCast Corporation (“ViewCast”), develops industry-leading hardware and software for the capture, management, transformation and delivery of digital media over IP and mobile networks. ViewCast’s solutions simplify the complex workflows required for these tasks, allowing broadcasters, businesses, and governments to reach and expand their use and distribution of their digital media easily and effectively. ViewCast’s Niagara® streaming appliances, Osprey® video capture cards, and ViewCast Media Platform (VMp®) asset management software suite provide the highly reliable technology required to deliver the multi-platform experiences driving today’s digital media market. ViewCast markets and sells its products and professional services worldwide directly to end-users or through indirect channels including original equipment manufacturers (“OEMs”), value-added resellers (“VARs”), resellers, distributors and integrators. ViewCast is focused on growth by leveraging the digital media market expansion and our product solutions to capitalize on sales opportunities. We believe that emphasis on revenue and market share growth will enable us to realize long-term profitability and stockholder value.
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

ViewCast.com, Inc. and Subsidiaries
Quantitative and Qualitative Disclosure About Market Risk — Continued
•
Goodwill Arising from the Acquisitions of Business — In accordance with FASB ASC 350, “Intangibles — Goodwill and Other,” we are required to test goodwill for impairment annually or more frequently if circumstances indicate potential impairment. Consistent with this standard, we will review goodwill, as well as other intangible assets and long-term assets, for impairment annually or more frequently as warranted, and if circumstances indicate that the recorded value of any such other asset is impaired, such asset is written down to its new, lower fair value. If any item of goodwill or such other asset is determined to be impaired, an impairment loss would be recognized equal to the amount by which the recorded value exceeds the estimated fair market value.

Results of Operations
Three and Six Months Ended June 30, 2011 compared to
Three and Six Months Ended June 30, 2010.
Net Sales. During the second quarter ended June 30, 2011, net sales increased $112,649 to $4,253,190 from $4,140,541 in the second quarter 2010, representing a 3% increase. During the six months ended June 30, 2011, net sales increased $143,625 to $7,962,509 from $7,818,884 for the same period in 2010, representing a 2% increase. The overall sales increase during the first six months of 2011 was primarily due to increases in Osprey and Niagara product sales in all regions, which were partially offset by decreased software licenses and other revenues. ViewCast expects improvement in all regions as new personnel gain traction and as new products are introduced during the last half of the year.
Osprey Product Sales. During the second quarter ended June 30, 2011, Osprey sales increased $505,508 to $2,656,697 from $2,151,189 in the second quarter 2010, representing a 23% increase from the 2010 levels and 63% of total second quarter 2011 revenue, compared to 52% in 2010. During the six months ended June 30, 2011, Osprey sales increased $233,057 to $4,668,130 from $4,435,073 for the same period in 2010, representing a 5% increase from the 2010 levels and 59% of total revenue, compared to 57% in 2010. The increase in sales for the six months ended June 30, 2011 was primarily due to increases of volume sales to integrators, particularly in the second quarter, as their project funding and business recovered during 2011.
ViewCast Niagara® Streaming/Encoding System Sales. During the second quarter ended June 30, 2011, combined system sales decreased $270,894 to $1,246,888 from $1,517,782 in the second quarter 2010, representing an 18% decrease from the 2010 levels and 29% of total second quarter 2011 revenue, compared to 37% in 2010. During the six months ended June 30, 2011, combined system sales increased $104,959 to $2,667,372 from $2,562,413 for the same period in 2010, representing a 4% increase from the 2010 levels and 34% of total revenue, compared to 33% in 2010. The decrease in sales for the three months ended June 30, 2011 was primarily due to minimal shipments to a large OEM customer during the second quarter which equaled a 44% decline in year to date sales to that customer compared to the prior year. This OEM sales decline was offset by a 43% increase in sales to other customers for the six months ended June 30, 2011 with all regions contributing to this increase. With the OEM customer resuming shipments against backlogged orders and new sales personnel gaining traction, we are expecting to continue sales growth throughout the remainder of 2011.
Software Licenses and Other Revenues. During the second quarter ended June 30, 2011, other revenues from software licenses, support and maintenance, professional services and net third-party product revenue decreased $121,965 to $349,605 from $471,570 in the second quarter 2010, representing a 26% decrease from the 2010 levels and 8% of total second quarter 2011 revenue, compared to 11% in 2010. During the six months ended June 30, 2011, other revenues decreased $194,391 to $627,007 from $821,398 for the same period in 2010, representing a 24% decrease from the 2010 levels and 8% of total revenue, compared to 11% in 2010. This decrease was primarily due to decreased revenue from the software products and services. We anticipate that Other Revenue will vary quarter to quarter depending on the mix of software license and professional service revenues in addition to support and maintenance revenues that are amortized over the contract period.

ViewCast.com, Inc. and Subsidiaries
Quantitative and Qualitative Disclosure About Market Risk — Continued
Cost of Sales/Gross Profit. During the second quarter ended June 30, 2011, cost of sales decreased $14,796 to $1,655,554 from $1,670,350 in the second quarter 2010, representing a 1% decrease from the 2010 levels and 39% of total second quarter 2011 revenue, compared to 40% in 2010. During the second quarter ended June 30, 2011, gross profit increased $127,445 to $2,597,636 from $2,470,191 in the second quarter 2010, representing a 5% increase from the 2010 levels and 61% of total second quarter 2011 revenue, compared to 60% in 2010. During the six months ended June 30, 2011, cost of sales increased $224,370 to $3,204,425 from $2,980,055 in the same period 2010, representing an 8% increase from the 2010 levels and 40% of total revenue, compared to 38% in 2010. During the six months ended June 30, 2011, gross profit decreased $80,745 to $4,758,084 from $4,838,829 in the same period in 2010, representing a 2% decrease from the 2010 levels and 60% of total revenue, compared to 62% in 2010. The gross profit margin decrease was primarily due to a slight shift in sales mix to lower margin products from higher margin products.
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
Selling, General and Administrative Expenses. During the second quarter ended June 30, 2011, selling, general and administrative expenses increased $85,385 to $1,841,408 from $1,756,023 in the second quarter 2010, representing a 5% increase from the 2010 levels. During the six months ended June 30, 2011, selling, general and administrative expenses increased $349,711 to $3,550,512 from $3,200,801 in the same period 2010, representing an 11% increase from the 2010 levels. The increase is primarily due to an increase in sales headcount and travel expenses to more thoroughly penetrate our global markets.
Research and Development Expense. During the second quarter ended June 30, 2011, research and development expense, net of capitalized software development, increased $42,716 to $898,227 from $855,511 in the second quarter 2010, representing a 5% increase from the 2010 levels. During the six months ended June 30, 2011, research and development expense, net of capitalized software development, increased $94,118 to $1,927,213 from $1,833,095 in the same period in 2010, representing a 5% increase from the 2010 levels. Research and development expenses vary period to period depending on the number of product introductions planned and as new product prototypes, testing and certifications are completed.
Depreciation and Amortization Expense. During the second quarter ended June 30, 2011, depreciation and amortization expense decreased $25,975 to $173,090 from $199,065 in the second quarter 2010, representing a 13% decrease from the 2010 levels. During the six months ended June 30, 2011, depreciation and amortization expense decreased $83,609 to $345,090 from $428,699 in the same period 2010, representing a 20% decrease from the 2010 levels.
Other Income (Expense). During the second quarter ended June 30, 2011, total other expenses increased $13,857 to $63,332 from $49,475 in the second quarter 2010, representing a 28% increase from the 2010 levels. During the six months ended June 30, 2011, total other expenses increased $27,725 to $104,475 from $76,750 in the same period 2010, representing a 36% increase from the 2010 levels. Interest expense for the second quarter ended June 30, 2011 increased $13,831 to $63,373 from $49,542 in the second quarter 2010, representing a 28% increase from the 2010 levels. Interest expense for the six months ended June 30, 2011 increased $30,423 to $107,336 from $76,913 in the same period 2010, representing a 40% increase from the 2010 levels. The increase in interest expense is principally due to the increase in the average outstanding balance on the Amegy Bank Credit Facility (see Note 8), partially offset by a decrease of interest rates from our debt under the credit facility we have in place with Ardinger Family Partnership, Ltd. (see Note 9). Interest income was nominal for the three and six months ended June 30, 2011 and 2010 primarily due to lower interest rates and average cash balance during these periods.
Net Loss. During the second quarter ended June 30, 2011, net loss decreased $11,462 to a net loss of $378,421 from a net loss of $389,883 in the second quarter 2010. After increasing the net loss for stated preferred dividends of $77,444 and decreasing the net loss for preferred stock redemption of $5,586,666 (See Note 13), the net income per share applicable to the common shareholders for the second quarter of 2011 was $0.10 per share. For the same period 2010, after increasing the net loss for stated preferred dividends of $205,000, the net loss per share applicable to the common shareholders was ($0.02) per share. During the six months ended June 30, 2011, after increasing the net loss for stated preferred dividends of $282,444 and decreasing the net loss for preferred stock redemption of $5,586,666, the net income per share applicable to the common shareholders for the six months ended 2011 was $0.09 per share. For the same period 2010, after increasing the net loss for stated preferred dividends of $410,000, the net loss per share applicable to the common shareholders was ($0.03) per share.

ViewCast.com, Inc. and Subsidiaries
Quantitative and Qualitative Disclosure About Market Risk — Continued
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
Net cash used in operating activities for the six months ended June 30, 2011 was $886,639 resulting from a net loss of $1,169,206, plus non-cash operating expense of $370,284 and less net cash used for changes in operating assets and liabilities of $87,717. Cash used for changes in operating assets and liabilities was primarily due to increased inventories and deposits, and decreased accounts payable, which was partially offset by cash provided from increased accrued expenses and deferred revenue, supplemented by decreased prepaid expenses and accounts receivable.
Cash used in investing activities during the six months ended June 30, 2011 totaled $196,396, consisting of $91,996 of property and equipment purchased and $106,798 of software development costs capitalized, partially offset by $2,398 of proceeds provided from the disposition of property and equipment.
During the six months ended June 30, 2011, ViewCast’s financing activities provided cash of $159,333, of which $300,000 was provided from borrowings under the stockholder credit facility (see Note 9), supplemented by $3,616 and $567 cash provided from proceeds from the sale of stock and the exercise of employees stock options, respectively. These were partially offset by $86,336 and $58,514 of cash used for net repayments of the line of credit and long-term debt, respectively.
Since October 1998, ViewCast has maintained a credit facility with the Ardinger Family Partnership, LTD., an entity controlled by one of its principal stockholders, Mr. H.T. Ardinger. Most recently, ViewCast.com, Inc., Osprey Technologies, Inc. and VideoWare, Inc. (jointly and severally, the “Borrower”) amended the terms and conditions of the loan and security agreement with the Ardinger Family Partnership, Ltd. effective March 31, 2011. Under the amended terms minimum monthly principal payments of $21,422 will begin December 31, 2011 and any amount outstanding of the primary principal and the secondary principal mature December 31, 2014, subject to certain earlier payment conditions. The interest on the primary principal amount will accrue and be paid monthly based on an interest rate per annum which is the greater of 5.0% or the effective prime rate plus 0.75% (Effective rate of 5.00% as of December 31, 2010 and June 30, 2011). Interest on the secondary principal shall accrue and be paid monthly based on the effective Applicable Federal Rate, as defined in the agreement, (0.32% and 2.00% as of December 31, 2010 and June 30, 2011, respectively). The amended note agreement is secured by all the assets of the Borrower. In the event of default, the Ardinger Family Partnership, LTD., may exercise one or more of the following rights and remedies (i) the entire unpaid balance of principal of the note, together with all accrued but unpaid interest thereon, and all other indebtedness owing to the Ardinger Family Partnership, LTD. by the Company shall, at the option of the Ardinger Family Partnership, LTD., become immediately due and payable or (ii) the Ardinger Family Partnership, LTD., may, at its option, cease further advances.
In June 2007, ViewCast entered into a Purchase and Sale Agreement/Security Agreement with Amegy Bank National Association, a national banking association. The borrowing line under this facility currently is $1,000,000, reviewed as growth of business dictates. As of June 30, 2011, ViewCast had an outstanding balance of $955,142 under this facility.
There were no preferred stock dividends declared or paid during the first six months of 2011. On May 4, 2011, under an Exchange Agreement, the Series B Preferred Stock and Series C Preferred Stock were converted into Common Stock and any and all dividends, owed or owing on the Preferred Stock, were cancelled (see Note 13).

ViewCast.com, Inc. and Subsidiaries
Quantitative and Qualitative Disclosure About Market Risk — Continued
During the first six months of 2011, ViewCast incurred a net loss of $1,169,206 and used cash in operations of $886,639. At June 30, 2011, ViewCast had working capital of $2,206,226 and cash and cash equivalents of $724,774. ViewCast expects to obtain additional working capital by increasing sales, maintaining reduced operating expenses, borrowing under its loan facilities and through other initiatives that may include raising additional equity. ViewCast utilizes significant capital to design, develop and commercialize its products and intends to fund its 2011 operating activities and sales growth by utilizing existing cash, cash provided from operations and working capital lines of credit to the extent possible. ViewCast believes that these items will provide sufficient cash to fund operations for the next 12 months. However, ViewCast anticipates it may require additional working capital during the next year to support operations and the expansion of sales channels and market distribution, to develop and introduce new products and services, to enhance existing product offerings, to address unanticipated competitive threats or technical problems, to transition adverse economic conditions and for potential acquisition transactions. There can be no assurance that additional financing will be available to ViewCast on acceptable terms, or at all. Additional equity financing may involve substantial dilution to its then existing stockholders. In the event ViewCast is unable to raise additional capital or execute other alternatives, it may be required to sell segments of the business or substantially reduce or curtail its activities. Such actions could result in charges that could be material to ViewCast’s results of operations or financial position.
At June 30, 2011, ViewCast had no material commitments for capital expenditures.
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
Evaluation of Disclosure Controls and Procedures
Our disclosure controls and procedures (as defined in Rule 13a-15(e)) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are designed to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. As required by Rule 13a-15(b) under the Exchange Act, our management carried out an evaluation, with the participation of our President and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2010. Based upon that evaluation, our President and Chief Financial Officer concluded that, as of June 30, 2011, our disclosure controls and procedures were effective in providing such reasonable assurance.
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

ViewCast.com, Inc. (Registrant)
Date: August 15, 2011	By:	/s/ John C. Hammock
John C. Hammock
President and Chief Operating Officer Principal Executive Officer

Date: August 15, 2011	By:	/s/ Laurie L. Latham
Laurie L. Latham
Chief Financial Officer Principal Financial and Accounting Officer

EXHIBIT INDEX

Exhibit
Number

10.53	Fourth Amendment to Amended and Restated Security Agreement by and among Ardinger Family Partnership, Ltd., ViewCast.com, Inc., Osprey Technologies, Inc. and Videoware, Inc.(1)

10.54	Preferred Stock Exchange Agreement, dated May 4, 2011, by and between the Company and H.T. Ardinger Jr., Ardinger Family Partnership, Ltd., Adkins Family Partnership, Ltd. and RDB Limited. (2)

31.1	Rule 13a-14(a)/15d-14(a) President Certification

31.2	Rule 13a-14(a)/15d-14(a) CFO Certification

32.1	Section 1350 President Certification

32.2	Section 1350 CFO Certification

101
Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets at December 31, 2010 and June 30, 2011 (Unaudited), (ii) Condensed Consolidated Statement of Operations for the Three and Six Months Ended June 30, 2010 and 2011 (Unaudited), (iii) Condensed Consolidated Statements of Stockholders’ Equity (Deficit) for the Six Months Ended June 30, 2011 (Unaudited), (iv) Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2010 and 2011 (Unaudited) and (v) Notes to the Condensed Consolidated Financial Statements. (3)

(1)	Incorporated by reference to Form 8-K filed April 4, 2011.

(2)	Incorporated by reference to Form 8-K filed May 6, 2011.

(3)
In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as set forth by specific reference in such filings.