Form 10-Q
period 2011-09-30
VIEWCAST COM INC
filed 2011-11-14
CIK 921313

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2011
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
As of October 31, 2011, there were 55,699,005 outstanding shares of common stock, par value $0.0001 per share.

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

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
VIEWCAST.COM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2010	2011
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,648,476	$421,283
Accounts receivable, less allowance for doubtful accounts of $76,436 and $16,059 at December 31, 2010 and September 30, 2011, respectively	2,204,125	1,579,945
Inventories, net	2,215,249	2,981,627
Prepaid expenses	278,928	199,044

Total current assets	6,346,778	5,181,899

Property and equipment, net	331,466	324,946
Capitalized software development costs, net	982,503	817,000
Goodwill	620,002	620,002
Intangible assets, net	163,247	142,329
Deposits	32,637	90,887

Total assets	$8,476,633	$7,177,063

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Line of credit	$1,041,478	$685,258
Accounts payable	1,078,639	1,081,826
Accrued expenses	702,721	931,932
Deferred revenue	426,929	488,859
Current maturities of long-term debt and stockholder notes payable	284,523	260,417

Total current liabilities	3,534,290	3,448,292

Long-term debt, less current maturities	26,464	40,532
Stockholder notes payable, less current maturities	4,755,759	5,455,759

Total liabilities	8,316,513	8,944,583

Commitments and contingencies

Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value, authorized 5,000,000 shares: Series B convertible — issued and outstanding shares - 800,000 and no shares at December 31, 2010 and September 30, 2011, respectively	80	—
Series C convertible — issued and outstanding shares - 200,000 and no shares at December 31, 2010 and September 30, 2011, respectively	20	—
Series E convertible — issued and outstanding shares - 80,000 - liquidation value of $107 per share as of December 31, 2010 and September 30, 2011	8	8
Common stock, $0.0001 par value, authorized 200,000,000 shares: Issued shares - 39,277,815 and 55,960,502 at December 31, 2010 and September 30, 2011	3,927	5,595
Additional paid-in capital	72,641,272	72,736,608
Accumulated deficit	(72,473,281)	(74,497,825)
Treasury stock, 261,497 shares at cost	(11,906)	(11,906)

Total stockholders’ equity (deficit)	160,120	(1,767,520)

Total liabilities and stockholders’ equity (deficit)	$8,476,633	$7,177,063

The accompanying notes are an integral part of these condensed consolidated statements.

VIEWCAST.COM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2010	2011	2010	2011

Net sales	$4,546,551	$3,558,062	$12,365,435	$11,520,571

Cost of sales	1,813,220	1,457,052	4,793,275	4,661,477

Gross profit	2,733,331	2,101,010	7,572,160	6,859,094

Operating expenses:
Selling, general and administrative	1,494,843	1,826,596	4,695,644	5,377,108
Research and development	997,469	964,483	2,830,564	2,891,696
Depreciation and amortization	189,902	164,127	618,601	509,217

Total operating expenses	2,682,214	2,955,206	8,144,809	8,778,021

Operating income (loss)	51,117	(854,196)	(572,649)	(1,918,927)

Other income (expense):
Interest expense (including $20,669, $33,002, $64,810, and $88,534 of expense to related parties, respectively)	(49,126)	(61,943)	(126,039)	(169,279)
Interest income	209	45	372	503
Other	5,505	—	5,505	2,403

Total other expense, net	(43,412)	(61,898)	(120,162)	(166,373)

Provision for income taxes	—	—	—	—

NET INCOME (LOSS)	$7,705	$(916,094)	$(692,811)	$(2,085,300)

Preferred stock dividends	(205,000)	—	(615,000)	(282,444)
Preferred stock redemption	—	—	—	5,586,666

Net income (loss) applicable to common stockholders	$(197,295)	$(916,094)	$(1,307,811)	$3,218,922

Net income (loss) per share
Basic and Diluted	$(0.01)	$(0.02)	$(0.04)	$0.07

Weighted average number of common shares outstanding
Basic and Diluted	36,047,551	55,699,005	36,029,193	48,120,853

The accompanying notes are an integral part of these condensed consolidated statements.

VIEWCAST.COM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011
(UNAUDITED)

	Series B		Series C		Series E
	Convertible		Convertible		Convertible				Additional			Total
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated	Treasury	Stockholders’
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Shares	Par Value	Capital	Deficit	Stock	Equity (Deficit)

Balances, December 31, 2010	800,000	$80	200,000	$20	80,000	$8	39,277,815	$3,927	$72,641,272	$(72,473,281)	$(11,906)	$160,120

Stock based compensation expense	—	—	—	—	—	—	—	—	92,721	—	—	92,721

Employee stock purchase plan issuance	—	—	—	—	—	—	12,688	1	3,615	—	—	3,616
Conversion of preferred stock to common stock	(800,000)	(80)	(200,000)	(20)	—	—	16,666,666	1,667	(1,567)	—	—	—

Forfeiture of convertible preferred stock dividends — Series B	—	—	—	—	—	—	—	—	—	33,140	—	33,140

Forfeiture of convertible preferred stock dividends — Series C	—	—	—	—	—	—	—	—	—	27,616	—	27,616

Exercise of stock option	—		—		—	—	3,333	—	567	—	—	567

Net loss	—	—	—	—	—	—	—	—	—	(2,085,300)	—	(2,085,300)

Balances, September 30, 2011	—	$—	—	$—	80,000	$8	55,960,502	$5,595	$72,736,608	$(74,497,825)	$(11,906)	$(1,767,520)

The accompanying notes are an integral part of this condensed consolidated statement.

VIEWCAST.COM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the nine months ended
	September 30,
	2010	2011
Operating activities:
Net loss	$(692,811)	$(2,085,300)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense (recoveries)	111	(60,377)
Depreciation of property and equipment	283,442	204,386
Amortization of intangible assets	335,159	304,831
Stock based compensation expense	115,005	92,721
Gain on disposition of property and equipment	(5,505)	(2,398)
Stock issued for services	25,000	—
Changes in operating assets and liabilities:
Accounts receivable	(832,415)	684,557
Inventories	120,145	(766,378)
Prepaid expenses	(30,771)	79,884
Deposits	15,796	(58,250)
Accounts payable	217,319	3,187
Accrued expenses	308,243	289,967
Deferred revenue	71,972	61,930

Net cash used in operating activities	(69,310)	(1,251,240)

Investing activities:
Capitalized software development and patent costs	(47,389)	(118,410)
Purchase of property and equipment	(83,646)	(138,145)
Proceeds from disposition of property and equipment	5,895	2,398

Net cash used in investing activities	(125,140)	(254,157)

Financing activities:
Net proceeds from stockholder line of credit	—	700,000
Proceeds from sale of common stock	4,916	3,616
Proceeds from exercise of employee stock options	—	567
Net proceeds (repayments) from line of credit	783,247	(356,220)
Repayments of long-term debt, including $42,845 for the nine months ended September 30, 2011 to related party	(89,517)	(69,759)

Net cash provided by financing activities	698,646	278,204

Net increase (decrease) in cash and cash equivalents	504,196	(1,227,193)

Cash and cash equivalents, beginning of period	368,151	1,648,476

Cash and cash equivalents, end of period	$872,347	$421,283

Supplemental cash flow information:
Cash paid for interest	$126,039	$107,336
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
In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included for the three and nine month periods ended September 30, 2011. The condensed consolidated balance sheet of the Company as of December 31, 2010 has been derived from the audited consolidated balance sheet as of that date. The results for the three and nine month periods ended September 30, 2011 are not necessarily indicative of the results that may be expected for the full year. The unaudited financial statements included in this filing should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s annual report on Form 10-K as amended by Amendment No. 1 thereto and for the year ended December 31, 2010.
During the first nine months of 2011, the Company incurred a net loss of $2,085,300 and used cash in operations of $1,251,240. At September 30, 2011, the Company had working capital of $1,733,607 and cash and cash equivalents of $421,283. The Company expects to obtain additional working capital by increasing revenue, maintaining reduced operating expenses, borrowing on its line of credit and through other initiatives that may include raising additional capital. The Company believes that these items will provide sufficient cash to fund operations for the next 12 months, however, the Company may require additional working capital during 2011 to support operations and the expansion of sales channels and market distribution, to develop and introduce new products and services, to enhance existing product offerings, to address unanticipated competitive threats or technical problems, to transition adverse economic conditions and for potential acquisition transactions. There can be no assurance that additional financing will be available to the Company on acceptable terms, or at all. Additional equity financing may involve substantial dilution to its then existing stockholders. In the event the Company is unable to raise additional capital or execute other alternatives, it may be required to sell segments of the business, or substantially reduce or curtail its activities. Such actions could result in charges that could be material to ViewCast’s results of operations or financial position.
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

ViewCast.com, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — Continued
Changes in the Company’s allowance for doubtful accounts for the three and nine months ended September 30, 2010 and 2011 are as follows:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2010	2011	2010	2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Beginning balance	$94,440	$15,238	$69,767	$76,436
Bad debt expense (recoveries)	(24,562)	821	111	(60,377)

Ending balance	$69,878	$16,059	$69,878	$16,059

3. Inventories
Inventories consisted of the following:

	December 31,	September 30,
	2010	2011
		(Unaudited)
Purchased materials	$1,073,360	$1,555,991
Finished goods	1,433,645	1,724,310
Reserve	(291,756)	(298,674)

	$2,215,249	$2,981,627

4. Intangible Assets
Intangible assets consisted of the following:

	December 31, 2010		September 30, 2011 (Unaudited)
	Gross carrying	Accumulated	Gross carrying	Accumulated
	amount	amortization	amount	amortization

Customer lists	$60,000	$21,581	$60,000	$30,581
Non-compete agreements	24,000	14,387	24,000	20,387
Patents	145,200	29,985	145,703	36,406

	$229,200	$65,953	$229,703	$87,374

Future amortization expense associated with these intangible assets is as follow:

Three months ending December 31, 2011	$7,143
Year ending December 31, 2012	22,184
Year ending December 31, 2013	20,571
Year ending December 31, 2014	10,990
Year ending December 31, 2015	8,571
Thereafter	72,870

$142,329

ViewCast.com, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — Continued
5. Accrued Expenses
Accrued expenses consisted of the following:

	December 31,	September 30,
	2010	2011
		(Unaudited)
Accrued compensation	$207,189	$417,689
Accrued warranty	155,918	172,768
Accrued inventory purchases	75,983	38,004
Customer deposits	57,164	42,627
Deferred rent	15,386	31,461
Accrued taxes and other	191,081	229,383

	$702,721	$931,932

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
The following table below shows the changes in accrued warranty expense for the three and nine months ended September 30, 2010 and 2011:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2010	2011	2010	2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Beginning balance	$214,123	$172,583	$155,850	$155,918
Additions	8,790	62,241	72,358	196,354
Usage	(49,661)	(62,056)	(54,956)	(179,504)

Ending balance	$173,252	$172,768	$173,252	$172,768

7. Property and Equipment
Property and equipment, at cost, consisted of the following:

	Estimated
	Useful Life	December 31,	September 30,
	(Years)	2010	2011
			(Unaudited)
Service equipment	3	$242,362	$—
Computer equipment	2 to 7	579,059	612,264
Software	3 to 5	207,908	116,848
Leasehold improvements	1 to 5	174,429	174,429
Office furniture and equipment	5 to 7	1,319,238	1,413,669

		2,522,996	2,317,210
Less accumulated depreciation and amortization		(2,191,530)	(1,992,264)

		$331,466	$324,946

ViewCast.com, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — Continued
8. Line of Credit
On June 29, 2007, the Company entered into a Purchase and Sale Agreement/Security Agreement (the “Agreement”) with Amegy Bank National Association (“Amegy”), a national banking association. The Agreement provides the Company with an accounts receivable loan facility to provide a source of working capital with advances generally limited to 85% of submitted accounts receivable. Upon collection of an account receivable, the remaining fifteen percent is rebated to the Company less the Agreement’s fixed and variable discounts. The fixed discount equals 0.2% of the account receivable for the first 15 days the account receivable is outstanding plus an additional 0.2% for each additional 15 day period, up to 1.2% for receivables 76 to 90 days outstanding. The variable discount is calculated for each day that the amount advanced by Amegy is outstanding until repaid by collection of the account receivable and equals the prime rate plus 1.5% divided by 360 multiplied by the advance amount for each account receivable. The borrowing line under this facility currently is $1,000,000, reviewed as growth of business dictates. To secure the amounts due under the Agreement, the Company granted Amegy a security interest in all of its assets owned as of the date of the agreement or thereafter acquired. The Company had $1,041,478 and $685,258 outstanding as of December 31, 2010 and September 30, 2011, respectively, under this facility. There is no expiration date to the Agreement.
9. Long-Term Debt
Since October 1998, the Company has maintained a credit facility with the Ardinger Partnership (as defined in Note 13) an entity controlled by one of its principal stockholders, H.T. Ardinger, Jr. (“Ardinger”) Most recently, ViewCast.com, Inc., Osprey Technologies, Inc. and VideoWare, Inc. (jointly and severally, the “Borrower”) amended the terms and conditions of the loan and security agreement with the Ardinger Partnership effective March 31, 2011. Under the amended terms minimum monthly principal payments of $21,422 will begin December 31, 2011 and any amount outstanding of the primary principal and the secondary principal mature December 31, 2014, subject to certain earlier payment conditions. The interest on the primary principal amount will accrue and be paid monthly based on an interest rate per annum which is the greater of 5.0% or the effective prime rate plus 0.75% (effective rate of 5.0% as of December 31, 2010 and September 30, 2011). Interest on the secondary principal shall accrue and be paid monthly based on the effective Applicable Federal Rate, as defined in the agreement, (0.32% and 1.63% as of December 31, 2010 and September 30, 2011, respectively). The amended note agreement is secured by all the assets of the Borrower. In the event of default, the Ardinger Partnership may exercise one or more of the following rights and remedies (i) the entire unpaid balance of principal of the note, together with all accrued but unpaid interest thereon, and all other indebtedness owing to the Ardinger Partnership or by the Company shall, at the option of the Ardinger Partnership become immediately due and payable (ii) the Ardinger Partnership may, at its option, cease further advances.
The Company’s long-term debt consisted of:

	December 31, 2010	September 30, 2011
		(Unaudited)
Outstanding Primary Principal Amount	$1,121,466	$1,078,621
Outstanding Secondary Principal Amount	3,891,361	4,591,361
Other debt	53,919	86,726

Total long-term debt	5,066,746	5,756,708
Less current maturities	(284,523)	(260,417)

Total long-term debt less current maturities	$4,782,223	$5,496,291

ViewCast.com, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — Continued
10. Earnings Per Share Data
Basic earnings per share (“EPS”) is calculated by dividing net income or loss applicable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is calculated by using the weighted-average number of common shares outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the dilutive potential shares of common stock had been issued. Dilutive potential shares of common stock include convertible preferred stock, options and warrants. The potential dilution for options and warranty is based on the average market price during the period. The average market price of the common stock was $0.2979 during the nine months ended September 30, 2011. For periods presented, the computation of diluted loss per share excludes the portion of convertible preferred stock, options and warrants that are anti-dilutive.
On May 4, 2011, the Series B Convertible Preferred Stock and Series C Convertible Preferred Stock were converted and the Series E Convertible Redeemable Preferred Stock was restructured under a Preferred Stock Exchange Agreement more fully described in Note 13.
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2011	2010	2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net income (loss) applicable to common stockholders — numerator for basic and diluted earnings per share	$(197,295)	$(916,094)	$(1,307,811)	$3,218,922

Weighted — average common shares and dilutive potential common shares outstanding — denominator for diluted earnings per share	36,047,551	55,699,005	36,029,193	48,120,853

Net income (loss) per share:
Basic and Diluted	$(0.01)	$(0.02)	$(0.04)	$0.07

Anti-dilutive securities excluded from diluted earnings per share:
Stock options	5,194,385	6,161,460	4,641,092	5,327,273
Convertible preferred stock — Series B	2,206,896	—	2,206,896	—
Convertible preferred stock — Series C	3,333,333	—	3,333,333	—
Convertible preferred stock — Series E	13,333,333	16,000,000	13,333,333	14,666,667
11. Stock-Based Compensation
The Company has various stock-based employee compensation plans, which are described more fully in Note 10 of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, as amended by Amendment No. 1 thereto.
Stock-based compensation expense was $115,005 and $92,721 for the nine months ended September 30, 2010 and September 30, 2011, respectively. There were 2,220,000 new options granted by the Company during the nine months ended September 30, 2011. Stock-based compensation expense is based on awards ultimately expected to vest and has been reduced for estimated forfeitures.
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
At September 30, 2011, the balance of unearned stock-based compensation to be expensed in future periods related to unvested share-based awards, as adjusted for expected forfeitures, is approximately $471,000. The weighted-average grant date fair value for options granted during the nine months ended September 30, 2011 was $0.34 per share. The weighted-average period over which the unearned stock-based compensation is expected to be recognized is approximately two years.

ViewCast.com, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — Continued
The following is a summary of stock option activity from January 1, 2011 through September 30, 2011:

	Stock Options
			Weighted-
			Average
	Number	Price Per	Exercise Price
	of Shares	Share	Per Share
Outstanding at December 31, 2010	4,787,085	$0.17 – $1.09	$0.41

Granted	2,220,000	0.29 – 0.36	0.34
Exercised	(3,333)	0.17	0.17
Canceled/forfeited	(875,417)	0.17 – 1.09	0.76

Outstanding at September 30, 2011	6,128,335	$0.17 – $0.71	$0.34

The following information applies to options outstanding at September 30, 2011:

		Weighted-
		Average	Weighted-		Weighted-
Range of	Outstanding at	Remaining	Average	Exercisable at	Average
Exercise	September 30,	Contractual	Exercise	September 30,	Exercise
Prices	2011	Life	Price	2011	Price
$0.01 – 1.00	6,128,335	5.7	$0.34	3,172,990	$0.36
12. Income Taxes
At December 31, 2010, the Company had federal income tax net operating loss carryforwards of approximately $73,000,000, which carryfowards expire at various dates beginning in 2011. The Company is subject to limitations existing under Internal Revenue Code Section 382 (Change of Control) relating to the availability of the operating loss carryforward. The Company recognized no federal income tax benefit in the first nine months of 2011 as it has recorded a valuation allowance to reduce all deferred tax assets to zero.
13. Preferred Stock
On May 4, 2011, the Company entered into a Preferred Stock Exchange Agreement (the “Exchange Agreement”) with Ardinger, Ardinger Partnership (the “Ardinger Partnership”), Adkins Family Partnership, Ltd. and RDB Limited, p/k/a Baker Family Partnership, Ltd. to convert the outstanding shares of its Series B Convertible Preferred Stock (the “Series B Preferred Stock”) and Series C Convertible Preferred Stock (the “Series C Preferred Stock”) and to restructure Series E Convertible Redeemable Preferred Stock (the “Series E Preferred Stock), and collectively with the Series B Preferred Stock and Series C Preferred Stock, (the “Preferred Stock”). The Exchange Agreement and all related changes to the Preferred Stock (collectively the “preferred stock redemption”) have been accounted for as an extinguishment of Preferred Stock.
As of December 31, 2010 and May 4, 2011, 800,000 shares of Series B Preferred Stock were outstanding at a stated value of $10 per share. Ardinger, a principal stockholder of the Company, held 400,000 shares of Series B Preferred Stock, with the remainder held by other stockholders. The Series B Preferred Stock was convertible into common stock of the Company at a fixed price of $3.625 per share, subject to certain requirements, which was modified under the Exchange Agreement to $0.60 per share of underlying Common Stock and was converted on May 4, 2011 into a total of 13,333,333 shares of Common Stock.
As of December 31, 2010 and May 4, 2011, 200,000 shares of Series C Preferred Stock were outstanding at a stated value of $10 per share held by Ardinger. The Series C Preferred Stock was convertible into common stock of the Company at a fixed price of $0.60 per share, subject to certain requirements, which remained the conversion price under the Exchange Agreement and was converted on May 4, 2011 into a total of 3,333,333 shares of Common Stock.

ViewCast.com, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — Continued
Holders of Series B Preferred Stock and Series C Preferred Stock had no voting rights except on amendments to the Company’s Certificate of Incorporation to change the authorized shares, or par value, or to alter or change the powers or preferences of their respective preferred stock issues. The Series B Preferred Stock and Series C Preferred Stock carried cumulative dividends of 8% and 9% per year, respectively, and were generally payable semi-annually in arrears in cash or common stock of the Company, at the Company’s option. On May 4, 2011, under the Exchange Agreement, when the Series B Preferred Stock and Series C Preferred Stock were converted into Common Stock, any and all dividends, owed or owing on the Preferred Stock, were cancelled.
In December 2006, the Company retired certain debt from the Ardinger Partnership in exchange for certain Company securities, including 80,000 shares of Series E Preferred Stock with each share having a stated value of $100 with voting rights on an “as converted’ basis with the common stock and accrues no dividends. The liquidation preference on the Series E Preferred Stock is the $100 per share stated value multiplied by 107% if the liquidation event occurs after December 11, 2010.
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
15. Related Party Transactions
As discussed in Note 9, the Company has an outstanding note payable to the Ardinger Partnership an entity controlled by its largest stockholder, Ardinger.
As discussed in Note 13, Ardinger and the Ardinger Partnership was a party to the Preferred Stock Exchange Agreement.
16. Recent Accounting Pronouncement
In September of 2011, the FASB issued ASU 2011-08, Intangibles—Goodwill and Other. ASU 2011-08 modifies the goodwill impairment test by allowing for an assessment of qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, based on this assessment, the entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, the entity may bypass performing the two-step goodwill impairment test. However, if the entity concludes otherwise, it is required to perform Step 1 of the two-step goodwill impairment test. ASU 2011-08 will be effective for fiscal years beginning after December 15, 2011. The adoption of ASU 2011-08 is not expected to have a material effect on the Company’s consolidated financial statements.

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

Results of Operations
Three and Nine Months Ended September 30, 2011 compared to
Three and Nine Months Ended September 30, 2010.
Net Sales. During the third quarter ended September 30, 2011, net sales decreased $988,489 to $3,558,062 from $4,546,551 in the third quarter 2010, representing a 22% decrease. During the nine months ended September 30, 2011, net sales decreased $844,864 to $11,520,571 from $12,365,435 for the same period in 2010, representing a 7% decrease. The overall sales decrease during the first nine months of 2011 was primarily due to decreases in Osprey and Niagara product sales in the North America and EMEA regions and decreased sales in other revenue, which were partially offset by increased Osprey and Niagara product sales within the PacRim and Latin America regions. ViewCast expects improvement in all regions as new personnel gain traction and as new products are introduced.
Osprey Product Sales. During the third quarter ended September 30, 2011, Osprey sales decreased $599,579 to $2,105,253 from $2,704,832 in the third quarter 2010, representing a 22% decrease from the 2010 levels and 59% of total third quarter 2011 revenue, compared to 60% in 2010. During the nine months ended September 30, 2011, Osprey sales decreased $366,522 to $6,773,383 from $7,139,905 for the same period in 2010, representing a 5% decrease from the 2010 levels and 59% of total revenue, compared to 58% in 2010. The decrease in sales for the nine months ended September 30, 2011 was primarily due to decreases of volume sales to integrators, particularly in the third quarter.
ViewCast Niagara® Streaming/Encoding System Sales. During the third quarter ended September 30, 2011, combined system sales decreased $254,653 to $1,101,104 from $1,355,757 in the third quarter 2010, representing a 19% decrease from the 2010 levels and 31% of total third quarter 2011 revenue, compared to 30% in 2010. During the nine months ended September 30, 2011, combined system sales decreased $149,694 to $3,768,476 from $3,918,170 for the same period in 2010, representing a 4% decrease from the 2010 levels and 33% of total revenue, compared to 32% in 2010. The decrease in sales for the nine months ended September 30, 2011 was primarily due to lower shipments to a large OEM customer during the period which was substantially offset by increases in sales to other customers for the nine months ended September 30, 2011 with all regions contributing to this increase. We are expecting sales improvement through the remainder of 2011 and into next year.
Software Licenses and Other Revenues. During the third quarter ended September 30, 2011, other revenues from software licenses, support and maintenance, professional services and net third-party product revenue decreased $134,257 to $351,705 from $485,962 in the third quarter 2010, representing a 28% decrease from the 2010 levels and 10% of total third quarter 2011 revenue, compared to 11% in 2010. During the nine months ended September 30, 2011, other revenues decreased $328,648 to $978,712 from $1,307,360 for the same period in 2010, representing a 25% decrease from the 2010 levels and 8% of total revenue, compared to 11% in 2010. This decrease was primarily due to decreased revenue from the software products and services. We anticipate that Other Revenue will vary quarter to quarter depending on the mix of software license and professional service revenues in addition to support and maintenance revenues that are amortized over the contract period.

Cost of Sales/Gross Profit. During the third quarter ended September 30, 2011, cost of sales decreased $356,168 to $1,457,052 from $1,813,220 in the third quarter 2010, representing a 20% decrease from the 2010 levels and 41% of total third quarter 2011 revenue, compared to 40% in 2010. During the third quarter ended September 30, 2011, gross profit decreased $632,321 to $2,101,010 from $2,733,331 in the third quarter 2010, representing a 23% decrease from the 2010 levels and 59% of total third quarter 2011 revenue, compared to 60% in 2010. During the nine months ended September 30, 2011, cost of sales decreased $131,798 to $4,661,477 from $4,793,275 in the same period 2010, representing a 3% decrease from the 2010 levels and 40% of total revenue, compared to 39% in 2010. During the nine months ended September 30, 2011, gross profit decreased $713,066 to $6,859,094 from $7,572,160 in the same period in 2010, representing a 9% decrease from the 2010 levels and 60% of total revenue, compared to 61% in 2010. The gross profit margin decrease was primarily due to a slight shift in sales mix to lower margin products from higher margin products.
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
Selling, General and Administrative Expenses. During the third quarter ended September 30, 2011, selling, general and administrative expenses increased $331,753 to $1,826,596 from $1,494,843 in the third quarter 2010, representing a 22% increase from the 2010 levels. During the nine months ended September 30, 2011, selling, general and administrative expenses increased $681,464 to $5,377,108 from $4,695,644 in the same period 2010, representing a 15% increase from the 2010 levels. The increase is primarily due to an increase in sales headcount and travel expenses to more thoroughly penetrate our global markets and accrued severance to senior management.
Research and Development Expense. During the third quarter ended September 30, 2011, research and development expense, net of capitalized software development, decreased $32,986 to $964,483 from $997,469 in the third quarter 2010, representing a 3% decrease from the 2010 levels. During the nine months ended September 30, 2011, research and development expense, net of capitalized software development, increased $61,132 to $2,891,696 from $2,830,564 in the same period in 2010, representing a 2% increase from the 2010 levels. Research and development expenses vary period to period depending on the number of product introductions planned and as new product prototypes, testing and certifications are completed.
Depreciation and Amortization Expense. During the third quarter ended September 30, 2011, depreciation and amortization expense decreased $25,775 to $164,127 from $189,902 in the third quarter 2010, representing a 14% decrease from the 2010 levels. During the nine months ended September 30, 2011, depreciation and amortization expense decreased $109,384 to $509,217 from $618,601 in the same period 2010, representing an 18% decrease from the 2010 levels.
Other Income (Expense). During the third quarter ended September 30, 2011, total other expenses increased $18,486 to $61,898 from $43,412 in the third quarter 2010, representing a 43% increase from the 2010 levels. During the nine months ended September 30, 2011, total other expenses increased $46,211 to $166,373 from $120,162 in the same period 2010, representing a 38% increase from the 2010 levels. Interest expense for the third quarter ended September 30, 2011 increased $12,817 to $61,943 from $49,126 in the third quarter 2010, representing a 26% increase from the 2010 levels. Interest expense for the nine months ended September 30, 2011 increased $43,240 to $169,279 from $126,039 in the same period 2010, representing a 34% increase from the 2010 levels. The increase in interest expense is principally due to the increase in the average outstanding balance on the Amegy Bank Credit Facility (see Note 8) and the debt under the credit facility we have in place with Ardinger Partnership (see Note 9). Interest income was nominal for the three and nine months ended September 30, 2011 and 2010 primarily due to lower interest rates and average cash balance during these periods.
Net Income / Loss. During the third quarter ended September 30, 2011, net income decreased $923,799 to a net loss of $916,094 from net income of $7,705 in the third quarter 2010. The net loss per share applicable to the common shareholders for the third quarter of 2011 was ($0.02) per share. For the same period 2010, after decreasing the net income for stated preferred dividends of $205,000, the net loss per share applicable to the common shareholders was ($0.01) per share. During the nine months ended September 30, 2011, after increasing the net loss for stated preferred dividends of $282,444 and decreasing the net loss for preferred stock redemption of $5,586,666 (see Note 13), the net income per share applicable to the common shareholders for the nine months ended 2011 was $0.07 per share. For the same period 2010, after increasing the net loss for stated preferred dividends of $615,000, the net loss per share applicable to the common shareholders was ($0.04) per share.

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
Net cash used in operating activities for the nine months ended September 30, 2011 was $1,251,240 resulting from a net loss of $2,085,300, plus non-cash operating expenses of $539,163 and cash provided from changes in operating assets and liabilities of $294,897. Cash provided from changes in operating assets and liabilities was primarily due to decreased accounts receivable and pre-paid expenses and increased accrued expenses and deferred revenue, which was partially offset by cash used primarily for increased inventories.
Cash used in investing activities during the nine months ended September 30, 2011 totaled $254,157, consisting of $138,145 of property and equipment purchased and $118,410 of software development costs capitalized, partially offset by $2,398 of proceeds provided from the disposition of property and equipment.
During the nine months ended September 30, 2011, ViewCast’s financing activities provided cash of $278,204, of which $700,000 was provided from borrowings under the stockholder credit facility (see Note 9), supplemented by $3,616 and $567 cash provided from proceeds from the sale of stock and the exercise of employees stock options, respectively. These were partially offset by $356,220 and $69,759 of cash used for net repayments of the line of credit and long-term debt, respectively.
Since October 1998, ViewCast has maintained a credit facility with the Ardinger Partnership an entity controlled by one of its principal stockholders, Ardinger. (See Note 9)
In September 2007, ViewCast entered into a Purchase and Sale Agreement/Security Agreement with Amegy Bank National Association, a national banking association. The borrowing line under this facility currently is $1,000,000, reviewed as growth of business dictates. As of September 30, 2011, ViewCast had an outstanding balance of $685,258 under this facility.
There were no preferred stock dividends declared or paid during the first nine months of 2011. On May 4, 2011, under an Exchange Agreement, the Series B Preferred Stock and Series C Preferred Stock were converted into Common Stock and any and all dividends, owed or owing on the Preferred Stock, were cancelled (see Note 13).
During the first nine months of 2011, ViewCast incurred a net loss of $2,085,300 and used cash in operations of $1,251,240. At September 30, 2011, ViewCast had working capital of $1,733,607 and cash and cash equivalents of $421,283. ViewCast expects to obtain additional working capital by increasing sales, reducing operating expenses, borrowing under its loan facilities and through other initiatives that may include raising additional equity. ViewCast utilizes significant capital to design, develop and commercialize its products and intends to fund its 2011 operating activities and sales growth by utilizing existing cash, cash provided from operations and working capital lines of credit to the extent possible. ViewCast believes that these items will provide sufficient cash to fund operations for the next 12 months. However, ViewCast anticipates it may require additional working capital during the next year to support operations and the expansion of sales channels and market distribution, to develop and introduce new products and services, to enhance existing product offerings, to address unanticipated competitive threats or technical problems, to transition adverse economic conditions and for potential acquisition transactions. There can be no assurance that additional financing will be available to ViewCast on acceptable terms, or at all. Additional equity financing may involve substantial dilution to its then existing stockholders. In the event ViewCast is unable to raise additional capital or execute other alternatives, it may be required to sell segments of the business or substantially reduce or curtail its activities. Such actions could result in charges or losses that could be material to ViewCast’s results of operations or financial position.
At September 30, 2011, ViewCast had no material commitments for capital expenditures.

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
Evaluation of Disclosure Controls and Procedures
Our disclosure controls and procedures (as defined in Rule 13a-15(e)) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are designed to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. As required by Rule 13a-15(b) under the Exchange Act, our management carried out an evaluation, with the participation of our President and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2010. Based upon that evaluation, our President and Chief Financial Officer concluded that, as of September 30, 2011, our disclosure controls and procedures were effective in providing such reasonable assurance.
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

ViewCast.com, Inc. (Registrant)
Date: November 14, 2011	BY:	/s/ John C. Hammock
John C. Hammock
President and Chief Operating Officer Principal Executive Officer

Date: November 14, 2011		/s/ Laurie L. Latham
Laurie L. Latham
Chief Financial Officer Principal Financial and Accounting Officer

EXHIBIT INDEX

Exhibit
Number

31.1	Rule 13a-14(a)/15d-14(a) President Certification

31.2	Rule 13a-14(a)/15d-14(a) CFO Certification

32.1	Section 1350 President Certification

32.2	Section 1350 CFO Certification

101
Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets at December 31, 2010 and September 30, 2011 (Unaudited), (ii) Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2010 and 2011 (Unaudited), (iii) Condensed Consolidated Statement of Stockholders’ Equity (Deficit) for the Nine Months Ended September 30, 2011 (Unaudited), (iv) Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2010 and 2011 (Unaudited) and (v) Notes to the Condensed Consolidated Financial Statements. (1)

(1)
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