Form 10-K
period 2011-12-31
VIEWCAST COM INC
filed 2012-04-02
CIK 921313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2011.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒.

The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2011 was $9,277,196. As of March 15, 2012, there were 62,350,009 shares of the registrant’s common stock (par value $0.0001) outstanding.

Documents incorporated by reference: Portions of the definitive proxy statement pursuit to Regulation 14A to be issued by the registrant in connection with the 2012 Annual Meeting are incorporated by reference into Part III of this report.

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

Overview

ViewCast.com, Inc., doing business as ViewCast Corporation (“ViewCast”), develops industry-leading hardware and software for the capture, management, transformation and delivery of digital media over IP and mobile networks. ViewCast’s solutions simplify the complex workflows required for these tasks, allowing broadcasters, businesses, governments and various distribution entities to reach and expand their distribution of digital media easily and effectively. ViewCast’s Niagara® streaming systems and Osprey® video capture cards, provide the technology required to deliver the multi-platform experiences driving today’s digital media market. ViewCast markets and sells its products and professional services worldwide directly to end-users or through indirect channels including original equipment manufacturers (“OEMs”), value-added resellers (“VARs”), resellers, distributors and computer system integrators. ViewCast is focused on growth by leveraging digital media market expansion and our product solutions to capitalize on sales opportunities. We believe that emphasis on revenue and market share growth will enable us to realize long-term profitability and stockholder value.

On January 15, 2012, ViewCast completed the sale of certain assets from Ancept Corporation (the “Ancept Assets”) related to the development and licensing of VMp software products that provide the management of the life cycle phases of digital media pursuant to the terms of the Asset Purchase Agreement dated January 13, 2012, by and between ViewCast, Ancept Corporation and Genus Technologies LLC and its subsidiary. ViewCast’s wholly-owned subsidiary, Ancept Corporation, was renamed ViewCast Solutions, Inc. and no longer operates this business.

ViewCast was incorporated in Delaware in February 1994 as MultiMedia Access Corporation. We changed our name to ViewCast.com, Inc. on April 8, 1999. ViewCast has four wholly-owned subsidiaries: VideoWare, Inc., Osprey Technologies, Inc., ViewCast Solutions, Inc. previously known as Ancept Corporation, and ViewCast Technology Services Corporation, all Delaware corporations. Our principal executive offices are located at 3701 W. Plano Parkway, Suite 300, Plano, Texas 75075. Our Internet address is www.viewcast.com.

Our common stock trades on the Over-the-Counter markets (“OTC BB” and “OTC QB”) under the symbol VCST.

Market Background and Market Drivers

Digital media has moved to the mainstream as a strategic business tool for enterprises—including education and corporate enterprise, and consumer segments—while advertising, media and entertainment look to capitalize on increased viewership over a variety of devices.

Based on the 200 and 2011 Frost & Sullivan reports, ViewCast believe the relevant portions of the encoding market have expanded to approximately $523 million in 2012 and is expected to expand to $923 million by 2016. The expansion of these markets, especially toward high definition, more powerful and reliable performance, and greater ease of use, has underscored the need for structured, secure and scalable digital media encoder solutions. We believe that ViewCast can capably fill that role.

Market Drivers

According to the Cisco® Visual Networking Index (VNI) Global Mobile Data Traffic Forecast for 2011 to 2016, worldwide mobile data traffic will increase 18-fold over the next five years, reaching 10.8 exabytes per month—or an annual run rate of 130 exabytes—by 2016. The expected sharp increase in mobile traffic is due, in part, to a projected surge in the number of mobile Internet—connected devices. During 2011—2016 Cisco anticipates that global mobile data traffic will outgrow global fixed data traffic by three times. This mobile data traffic increase represents a compound annual growth rate (CAGR) of 78 percent spanning the forecast period. We believe the following trends are driving these significant increases and driving the market for our digital media encoding equipment:

•	More Streamed Content.

•	More Mobile Connections,

•	Enhanced Computing of Devices,

•	Faster Mobile Speeds,

How ViewCast Addresses the Market

ViewCast believes it is well-positioned to address the expanding digital media market for the following reasons:

•	ViewCast is a streaming industry pioneer

•	The streaming media industry was built on our first digital media product line, Osprey® video capture cards

•	More than 400,000 Osprey video capture cards have been deployed globally

•	ViewCast develops products that transform and deliver digital video and audio over broadband and mobile networks.

•	ViewCast Niagara® – encoding systems for video and audio

•	ViewCast Osprey® – cards for capturing video and audio

•

We sell to a wide variety of broadcasters, network providers, businesses, educators and governments to repurpose their content, reach new markets, expand their audiences and create new revenue streams.

•	ViewCast has an expanded global business presence with a portfolio of solutions.

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

•

Sales Focus. Expanded and knowledgeable sales presence to address the large growing global market through well-established and new worldwide indirect channels and large account & OEM business development; and

•

Maintain Capitalization and Efficient Operations. ViewCast expects to maintain capitalization to sustain growth in revenue and market share for working capital and investing in growth areas of sales, marketing, and research and development.

ViewCast Products and Services

ViewCast solutions provide a bridge between digital assets and delivery networks. The ViewCast solutions family includes:

•	Osprey Video® line of capture cards,

•	Niagara® line of video encoding systems and related SimulStream® and Niagara SCX® software,

•	Professional services and support, and complementary products and technologies from leading third party providers.

Osprey Video Products. Since the inception of Internet streaming media, starting with Progressive Networks (now RealNetworks®) in 1997, ViewCast Osprey Video has been a major player in pioneering efforts of the streaming media industry. Throughout the streaming media market’s emergence and high-rate growth, Osprey Video has maintained its position as an industry-leading developer and manufacturer of digital media capture technology. Moreover, Osprey Video products have enabled many companies to deliver on key applications like Internet TV, mobile streaming, webcasting, and video signage. Our Osprey Video products are:

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

•	Complete systems designed for live video streaming:

•	Acquire, transform, and deliver video content to IP and mobile networks

•	Dedicated, embedded operating systems, optimized for video encoding

•	Features Niagara SCX® and SimulStream® software technology:

•	Stream a single video source in multiple formats, bitrates and resolutions – simultaneously

•	Configure & control encoding into multiple formats over the network through an easy-to-use Web interface allowing scalability and remote access

We believe our Niagara products offer unique advantages to application developers, integrators and OEMs including extensive Software Developments Kits (“SDKs”). Our streaming appliances comply with the most popular industry video standards, and we provide expert support and development staff to enable custom development of required applications.

Marketing and Sales

ViewCast serves a variety of markets including:

•	Broadcasters, Content Delivery Networks, and Narrowcasters,

•	Federal, State, and Local Government,

•	Small, Medium, and Large Enterprises,

•	Mobile and Cable Providers,

•	Education and Training,

•	Retail and Consumer Package Goods,

•	Digital Signage Integrators, and

•	Other industry verticals such as advertising, medical and insurance.

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

Our product revenue is well diversified among various end-users who purchase from our direct and indirect channels. During 2011, two distributors generated more than 10% of our sales, Jeff Burgess and Associates, Inc. (15.9%) and Graphics Distribution, Inc. (18.5%) due to general increased sales volume and uptick in integrator activity. We plan to build upon our established customer base by expanding our distribution and sales force and expanding our product market awareness and reach.

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

Research and Development

We focus our research and development activities on digital media applications, process management and new features for expanded market opportunities. We will continue to make investments in core video technology and processing techniques, focusing on how to best apply the latest advancements in the industry into commercially viable products. In some cases, strategic partnerships will be utilized to enhance our research and development, and potentially reduce costs. During the 2010 and 2011 fiscal years we expended approximately $3.2 million and $3.1 million, respectively, in research and development activities; plus capitalized software development costs and patents of $52 thousand and $173 thousand, respectively. No significant portion of such expenses was borne directly by our customers.

New products or feature enhancements are scheduled for launch in 2012 in the Osprey and Niagara product families that will provide new capabilities and features. We believe these products and services will be competitive and feature unique capabilities. We will maintain integration efforts with third party application software and hardware for our products and services.

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

We are not aware of any direct competitors that compete in all of our digital media product families and applications. However, among our direct competitors competing with one or more of our products or applications are: VBrick Digital Rapids, Black Magic. Electronics manufacturers may be sales channels for our products but also actively compete for business in this market.

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

We believe that product recognition is an important competitive factor and, accordingly, we promote the ViewCast®, Osprey®, Niagara®, SimulStream®, and Niagara SCX® brands, among others, in connection with our marketing activities, and have applied for or received trademark or service mark registration for such brands. Our use of these marks and our trade names may be subject to challenge by others, which, if successful, could have a material adverse effect on our operations.

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

Personnel

As of March 15, 2012, our personnel consisted of sixty-one (61) people, two (2) of whom are in executive positions, twenty-one (21) of whom are engaged in engineering, research and development, sixteen (16) of whom are engaged in marketing and sales activities, twelve (12) of whom are engaged in operations, three (3) of whom are providing support and professional services and seven (7) of whom are in finance and administration. None of our employees are represented by a labor union. We consider our employee relations to be good.

Item 1A.	Risk Factors

Not required.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our principal executive offices are located in approximately 18,676 square feet of leased space in Plano, Texas. We use this space for administration, marketing, research and development and some of our sales activities. The primary lease term expired in April 2011 and provided for a base annual rent expense of $204,547. In 2010 ViewCast entered into an amendment to the lease wherein, effective May 1, 2011, the term of lease was extended with the termination date being July 31, 2021 and the base annual rent expense increases to $245,997.

Our manufacturing and distribution operations are located in approximately 16,575 square feet of leased space in Carrollton, Texas. The primary lease expired in February 2012 and provided for a base annual rent expense of $71,257. In 2011 ViewCast entered into an amendment to the lease wherein, effective March 1, 2012, the term of lease was extended with the termination date being April 30, 2017 and the base annual rent expense increases to $78,613.

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

Item 4.	Mining Safety Disclosures

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock Price Range

As of March 15, 2012, there were 62,350,009 shares of our common stock outstanding. The following table sets forth, for the periods indicated, the high and low sales prices for the common stock on the Over-the-Counter markets (“OTC”). Our common stock is traded on the OTC-BB and the OTC-QB under the symbol “VCST”. These over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions. The trading market in our securities may at times be relatively illiquid due to low trading volume.

	Common Stock
Fiscal 2010	High	Low
1st Quarter	$0.23	$0.11
2nd Quarter	$0.44	$0.15
3rd Quarter	$0.29	$0.15
4th Quarter	$0.29	$0.20

	Common Stock
Fiscal 2011	High	Low
1st Quarter	$0.35	$0.25
2nd Quarter	$0.41	$0.25
3rd Quarter	$0.34	$0.11
4th Quarter	$0.20	$0.08

On March 15, 2012, the last reported sales price for our common stock as reported on the OTC was $0.18. As of March 15, 2012, there were approximately 300 holders of record of the common stock.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

On December 27, 2011, ViewCast entered into subscription agreements (the “Subscription Agreements”) with 12 investors (the “Investors”) for the purchase of an aggregate of 6,618,068 shares of common stock of the Company (“Common Stock”) for an aggregate purchase price of $745,000. The purchase price per share of Common Stock is $0.1125707 which was the weighted average closing price for the five trading days immediately prior to December 27, 2011. Pursuant to the Subscription Agreements, the Investors also subscribed for warrants (the “Warrants”) exercisable into 6,618,068 shares of Common Stock at an exercise price of 0.1238278 per share of Common Stock which was 110% of the weighted average closing price for the five trading days immediately prior to December 27, 2011. The Warrants will expire on December 31, 2014.

The following Investors have a relationship with ViewCast and subscribed for the following number of shares of Common Stock and Warrants exercisable into the same number of shares of Common Stock:

David W. Brandenburg RIRA – 888,331 shares

Diana L. Brandenburg RIRA – 888,331 shares

John C. Hammock – 888,331 shares

Laurie L. Latham – 888,331 shares

Lance E. Ouellette – 888,331 shares

Christina K. Hanger – 222,083 shares

George C. Platt – 177,667 shares

Messrs. Brandenburg, Hammock, Ouellette and Platt and Ms. Hanger are directors of ViewCast, Mr. Hammock is the President and Chief Executive Officer of ViewCast and Ms. Latham is the Chief Financial Officer and Senior Vice President of Finance and Administration of ViewCast. They acquired the shares of Common Stock on the same terms as the other five Investors. Mr. Ouellette is the stepson of H.T. Ardinger, Jr., a principal stockholder of ViewCast. There are no additional material relationships between ViewCast and the Investors aside from entering into the Subscription Agreements. Each of the Investors is an “accredited investor” as defined under Rule 501 promulgated pursuant to the Securities Act of 1933, as amended (the “Securities Act”), and the shares of Common Stock and the Warrants are being issued pursuant to Rule 506 promulgated pursuant to the Securities Act.

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

Overview

ViewCast develops industry-leading hardware and software for the capture, management, transformation and delivery of digital media over IP and mobile networks. ViewCast’s solutions simplify the complex workflows required for these tasks, allowing broadcasters, businesses, governments and the various distribution entities to reach and expand their distribution of digital media easily and effectively. ViewCast’s Niagara® streaming systems and Osprey® video capture cards, provide the technology required to deliver the multi-platform experiences driving today’s digital media market. ViewCast markets and sells its products and professional services worldwide directly to end-users or through indirect channels including OEMs, VARs, resellers, distributors and computer system integrators. ViewCast is focused on growth by leveraging the digital media market expansion and our product solutions to capitalize on sales opportunities. We believe that emphasis on revenue and market share growth will enable us to realize long-term profitability and stockholder value.

On January 15, 2012, ViewCast completed the sale of the Ancept Assets related to the development and licensing of the VMp software products that provide the management of the life cycle phases of digital media pursuant to the terms of the Asset Purchase Agreement dated January 13, 2012, by and between ViewCast, Ancept Corporation and Genus Technologies LLC and its subsidiary. ViewCast’s wholly-owned subsidiary, Ancept Corporation, was renamed ViewCast Solutions, Inc. and no longer operates this business.

ViewCast utilizes significant capital to design, develop and commercialize its products and intends to fund its 2012 operating activities and sales growth by utilizing existing cash, cash provided from operations and working capital lines of credit to the extent possible. ViewCast believes that these items will provide sufficient cash to fund operations for the next 12 months, however, ViewCast may require additional working capital during the next year to support operations and the expansion of sales channels and market distribution, to develop and introduce new products and services, to enhance existing product offerings, to address unanticipated competitive threats or technical problems, to transition adverse economic conditions and for potential acquisition transactions. There can be no assurance that additional financing will be available to ViewCast on acceptable terms, or at all. Additional equity financing may involve substantial dilution to our then existing stockholders. In the event ViewCast is unable to raise additional capital or execute other alternatives, it may be required to sell segments of the business, or substantially reduce or curtail our activities. Such actions could result in charges that could be material to ViewCast’s results of operations or financial position.

Financial Highlights of 2011

Total revenues from continuing operations for the year ended December 31, 2011 were $14,110,797, an 11% decrease from revenues of $15,871,845 reported in 2010. Gross margin for 2011 decreased 12% to $8,795,480, or 62.3% of sales, from $10,037,477, or 63.2% of sales, in the year ended December 31, 2010. Total operating expenses from continuing operations increased 3% to $9,964,534 for 2011 when compared to the $9,676,412 for 2010, resulting in a net loss from continuing operations of $1,393,162 for the fiscal year of 2011, compared to the net income from continuing operations of $186,817 for the fiscal year of 2010.

Critical Accounting Policies

Management’s discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). We review the accounting policies we use in reporting our financial results on a regular basis. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an on-going basis we evaluate our estimates, including those related to accounts receivable, inventories, warranty obligations, income taxes, restructuring and contingencies and litigation. Our estimates are based on historical experience and other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. In addition to the items listed above which are affected by estimates, we believe that the following are critical accounting policies used in the preparation of our consolidated financial statements:

•

Revenue Recognition – We apply provisions of Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements as revised by SAB 104, Revenue Recognition, FASB ASC 605, “Revenue Recognition” and FASB ASC 985, “Software”. Under these guidelines, we recognize revenue on transactions where persuasive evidence of an arrangement exists, title has transferred, product payment is not contingent upon performance of installation or service obligations, the price is fixed or determinable and payment is reasonably assured. We accrue warranty costs and sales allowances for promotional activities at time of shipment based on historical experience. In addition, we defer revenue associated with maintenance and support contracts and recognize revenue ratably over the contract term.

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

•

Goodwill Arising from the Acquisitions of Business – In accordance with FASB ASC 350, “Intangibles – Goodwill and Other,” we are required to test goodwill for impairment annually or more frequently if circumstances indicate potential impairment. Consistent with this standard, we will review goodwill, as well as other intangible assets and long-term assets, for impairment annually or more frequently as warranted, and if circumstances indicate that the recorded value of any such other asset is impaired, such asset is written down to its new, lower fair value. If any item of goodwill or such other asset is determined to be impaired, an impairment loss would be recognized equal to the amount by which the recorded value exceeds the estimated fair market value. In September 2011, the FASB issued accounting guidance on the testing of goodwill for impairment. The guidance allows entities testing goodwill for impairment the option of performing a qualitative assessment to determine the likelihood of goodwill impairment and whether it is necessary to perform the two-step impairment test currently required. This guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. We have elected to early adopt this guidance for the year ended December 31, 2011 and the guidance did not have a material impact on our financial statements. See Note 6 for additional information.

•

Reporting for Discontinued Operations / Assets Held for Sale – In accordance with FASB ASC 205-20, “Presentation of Financial Statements – Discontinued Operations”, assets held for sale are reported separately on the Balance Sheet by class of asset and/or liability, not as a single net amount, and these new line items are reclassified on the face financial statements (Balance Sheet) for the prior year(s). The net income or loss from the operations of the assets held for sale are reported separately on the Income Statement, located below Income from Continuing Operations and above any Extraordinary Items; and similar to the Balance Sheet presentation, the prior year(s) are also reclassified. Additionally, where any of these items affect the Statement of Cash Flow and/or Shareholders’ Equity, those items will be a new line item on the face of those financial statements and they will also be reclassified for prior year(s).

Results of Operations

Year Ended December 31, 2011 compared to Year Ended December 31, 2010.

Net Sales. During the year ended December 31, 2011, net sales from continuing operations decreased $1,761,048 to $14,110,797 from $15,871,845 in 2010, representing an 11% decrease from 2010. Net sales for Osprey and Niagara products decreased during 2011 compared to the same period in 2010 by 20% in the North America sales region and 16% in the Europe, Middle East and Africa (“EMEA”) sales region, which was partially offset by a 32% increase in the Pacific Rim/South America sales regions.

Osprey Product Sales. During the year ended December 31, 2011, Osprey sales decreased $1,001,032 to $8,780,292 from $9,781,324 in 2010, representing a 10% decrease from 2010 and 62.2% of total 2011 net sales, compared to 61.6% in 2010. The decrease in sales for 2011 was primarily due to sales decreases of 13% in the North America sales region and 25% in the EMEA sales region, which was partially offset by an 8% increase in the Pacific Rim/South America sales regions. With the introduction of new Osprey products and additional Linux drivers, we anticipate growth in 2012 from broadband networking providers as they deploy new, higher bandwidth services and technologies and from integrators with other applications requiring video capture.

ViewCast Niagara® Streaming/Encoding Systems. During the year ended December 31, 2011, combined systems sales decreased $722,859 to $5,168,148 from $5,891,007 in 2010, representing a 12% decrease from 2010 and 36.6% of total 2011 net sales, compared to 37.1% in 2010. The decrease in sales for 2011 was primarily due to a sales decrease of 29% in the North America sales region, which was partially offset by increases of 3% in the EMEA sales region and 292% in the Pacific Rim/South America sales regions. During 2012 we anticipate sales of the new Niagara 9100 product series along with our other Niagara systems and software will contribute to improving sales during 2012.

Other Revenues. During the year ended December 31, 2011, other revenues from support and maintenance decreased $37,157 to $162,357 from $199,514 in 2010, representing a 19% decrease from the 2010 levels and 1.2% of total 2011 revenue, compared to 1.3% in 2010. We anticipate that Other Revenue will vary quarter to quarter depending on the level of support and maintenance revenues that are amortized over contract periods.

Cost of Sales/Gross Profit. During the year ended December 31, 2011, cost of sales from continuing operations decreased $519,051 to $5,315,317 from $5,834,368 in 2010, representing a 9% decrease from 2010. Gross profit margin decreased $1,241,997 to $8,795,480 from $10,037,477 in 2010, representing a 12% decrease from 2010 and 62.3% of total 2011 net sales, compared to 63.2% in 2010. The slight decrease in gross profit margin percentage was primarily due to a higher percentage of sales derived from the lower margin OEM system products.

We expect 2012 gross profit margins to remain comparable to historical margins in the 55%-68% range. Margins will be affected quarter to quarter by promotional activities, price adjustments, cost of materials, inventory obsolescence, new products, and the sales mix between capture cards, systems and services in any one reporting period.

Selling, General and Administrative Expense. During 2011, selling, general and administrative expenses from continuing operations increased $560,863 to $6,385,898 from $5,825,035 in 2010, representing a 10% increase from 2010. The increase is primarily attributable to the expansion of our sales presence in the Pacific Rim and Europe.

Research and Development Expense. During 2011, research and development expense from continuing operations decreased $133,751 to $3,067,808 from $3,201,559 in 2010, representing a 4% decrease from 2010. The decrease reflects the efficiencies derived from new product development processes that have begun being implemented over the past year, which have also reduced the time incurred to bring new products to market.

Depreciation and Amortization Expense. During 2011, depreciation and amortization expense from continuing operations decreased $138,990 to $510,828 from $649,818 in 2010, representing a 21% decrease from 2010. The decrease was primarily due to the reduction in expenditures for capital assets over the past two years.

Other Income and Expense. During 2011, total other expense increased by $44,860 to $224,108 from $179,248 in 2010, representing a 25% increase from the 2010 levels. This was primarily due to a $41,293 increase in interest expense to $227,034 from $185,741 in 2010, representing a 22% increase from the 2010 levels. The increase in interest expense is principally due to an increased average outstanding balance in the line of credit and increased interest rates.

Net Income (Loss) from Continuing Operations. During 2011, the net loss from continuing operations increased $1,579,980 to a net loss of $1,393,163 from net income of $186,817 in 2010. The increase in net loss was mainly due to decreased revenue and the related gross margins.

Net Loss from Discontinued Operations. During 2011, the net loss from discontinued operations increased $890,444 to a net loss of $1,628,258 from a net loss of $737,814 in 2010 (see Note 3 to the Financial Statements).

Net Loss. During the year ended December 31, 2011, net loss increased $2,470,424 to a net loss of $3,021,421 from a net loss of $550,997 in 2010. For the year ended December 31, 2011, after increasing the net loss for stated preferred dividends of $282,444 and decreasing the net loss for Preferred Stock Redemption of $5,586,666 (see Note 10), the net income per share applicable to the common shareholders was $0.05. For the same period 2010, after increasing the net loss for stated preferred dividends of $820,000, the net loss per share applicable to the common shareholders was ($0.04) per share.

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

Net cash used by operating activities for the year ended December 31, 2011 totaled $1,367,123, compared to the cash used by operating activities of $106,719 in 2010. The net cash used in operating activities for the year ended December 31, 2011 was due to the net loss from continuing operations of $1,393,163 plus the net loss from the discontinued operations of $1,628,258, which was partially offset by non-cash operating expenses of $1,455,395 and changes in operating assets and liabilities of $ 198,903. The cash provided from operating assets and liabilities was principally from decreases in accounts receivable and prepaid expenses and an increase in accrued expenses and other current liabilities, partially offset by cash used for increases in inventory, net assets held for sales and deposits and a decrease in accounts payable.

Net cash used for investing activities during the year ended December 31, 2011 totaled $308,456, of which $138,146 was used for property and equipment purchased and $172,708 of software development costs and patents capitalized, which was partially offset by $2,398 cash provided from proceeds from property and equipment disposal.

During the year ended December 31, 2011, ViewCast’s financing activities provided cash of $347,011, of which $700,000 was provided from the net proceeds from the stockholder line of credit (see Note 7) and $433,623 was provided from the sale of stock under a private placement (see Note 10). These were partially offset by $705,837 of cash used for the net payment on the bank line of credit and $81,342 of cash used for repayment of long-term debt.

In June 2007, ViewCast entered into a Purchase and Sale Agreement/Security Agreement with Amegy Bank National Association, a national banking association to provide a line of credit for working capital. The general borrowing availability under this facility is $1,000,000, reviewed as growth of business dictates. However, this may be exceeded without penalty. As of December 31, 2011, we have an outstanding balance of $335,641 under this facility based on the outstanding accounts receivable at year end.

Since October 1998, the Company has maintained a credit facility with an entity controlled by one of its principal stockholders, Mr. H.T. Ardinger. Most recently, ViewCast.com, Inc., Osprey Technologies, Inc. and VideoWare, Inc. (jointly and severally, “the Borrower”) amended the terms and conditions of the loan and security agreement with the Ardinger Family Partnership, Ltd. on December 30, 2011, to be effective as of October 1, 2011. Under the amended terms any amounts outstanding of the primary principal amount and secondary principal amount mature December 31, 2014, subject to certain earlier payment conditions. The interest on the primary principal amount will accrue based on an interest rate per annum which is the greater of 5.0% or the effective prime rate plus 0.75% (5.00% as of December 31, 2010 and 2011). Interest on the secondary principal shall accrue based on the effective Applicable Federal Rate, as defined in the agreement, (0.32% and 1.27%) as of December 31, 2010 and 2011, respectively). The amendment defers the payment of the accrued interest on the unpaid primary and secondary principal amounts from October 1, 2011 through March 31, 2012 until beginning April 30, 2012 payment of such accrued interest will be paid in three approximately equal monthly payments. The amended terms call for interest accruing after March 31, 2012 to be paid monthly; and beginning July 31, 2012, minimum monthly principal payments of $21,422, in addition to the monthly interest payments. The amended note agreement is secured by all the assets of the Borrower.

There were no preferred stock dividends declared or paid during 2011. On May 4, 2011, under an Exchange Agreement, the Series B Preferred Stock and Series C Preferred Stock were converted into Common Stock and any and all dividends, owed or owing on the Preferred Stock, were cancelled (see Note 11).

On December 27, 2011, ViewCast entered into Subscription Agreements with the Investors for the purchase of private placement units consisting of an aggregate 6,618,068 shares of Common Stock and Warrants to purchase 6,618,068 shares of Common Stock for an aggregate purchase price of $745,000. Of the $745,000 subscribed, ViewCast received $425,000 in December with the remainder received in January 2012. The purchase price per private placement unit was $0.1125707, which was the weighted average closing price for the five trading days immediately prior to December 27, 2011. Pursuant to the Subscription Agreements, the Warrants are exercisable into shares of Common Stock at an exercise price of 0.1238278 per share of Common Stock which was 110% of the weighted average closing price for the five trading days immediately prior to December 27, 2011. The Warrants will expire on December 31, 2014.

At December 31, 2011, ViewCast had working capital of $2,626,808 and cash and cash equivalents of $319,908. ViewCast expects to obtain additional working capital by increasing sales, maintaining reduced operating expenses, borrowing under its loan facilities, receiving the remainder of the private placement and through other initiatives that may include raising additional equity. ViewCast utilizes significant capital to design, develop and commercialize its products and intends to fund its operating activities and sales growth during the next twelve months by utilizing existing cash, cash contributed from operations and its available working capital lines of credit. ViewCast anticipates it may require additional working capital during 2012 to support the expansion of sales channels and market distribution, to develop and introduce new products and services, to enhance existing product offerings, to address unanticipated competitive threats or technical problems, to transition adverse economic conditions, to service its debt, and for potential acquisition transactions.

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

At December 31, 2011, ViewCast had no material commitments for capital expenditures.

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

ViewCast.com, Inc. and Subsidiaries

Report of Independent Registered Public Accounting Firm

To the Board of Directors

ViewCast.com, Inc.

We have audited the accompanying consolidated balance sheets of ViewCast.com, Inc. and subsidiaries (the “Company”) as of December 31, 2011 and 2010 and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ViewCast.com, Inc. as of December 31, 2011 and 2010 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/S/ BKD, LLP

Dallas, Texas

April 2, 2012

VIEWCAST.COM, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2010	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$1,648,476	$319,908
Accounts receivable, less allowance for doubtful accounts of $76,436 and $22,292 at December 31, 2010 and 2011, respectively	2,147,646	1,632,239
Inventories, net	2,215,249	2,708,081
Prepaid expenses	267,271	134,799
Assets held for sale	1,376,758	534,907

Total current assets	7,655,400	5,329,934
Property and equipment, net	312,889	251,848
Capitalized software development costs, net	350,879	266,713
Intangible assets, net	124,828	108,962
Deposits	32,637	84,770

Total assets	$8,476,633	$6,042,227

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Line of credit	$1,041,478	$335,641
Accounts payable	1,035,674	834,185
Accrued expenses and other current liabilities	764,133	1,110,938
Current maturities of long-term debt and stockholder notes payable	284,523	171,525
Liabilities related to assets held for sale	408,482	250,837

Total current liabilities	3,534,290	2,703,126
Long-term debt, less current maturities	26,464	32,152
Stockholder notes payable, less current maturities	4,755,759	5,541,448

Total liabilities	8,316,513	8,276,726
Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value, authorized 5,000,000 shares:
Series B convertible—issued and outstanding shares—800,000 and no shares at December 31, 2010 and 2011, respectively	80	—
Series C convertible—issued and outstanding shares—200,000 and no shares at December 31, 2010 and 2011, respectively	20	—
Series E convertible—issued and outstanding shares—80,000—liquidation value of $107 per share as of December 31, 2010 and 2011, respectively	8	8
Common stock, $.0001 par value, authorized 100,000,000 shares; issued shares— 39,277,815 and 39,277,815 at December 31, 2010 and 2011, respectively	3,927	5,977
Additional paid-in capital	72,641,272	73,205,369
Accumulated deficit	(72,473,281)	(75,433,947)
Treasury stock, 261,497 shares at cost	(11,906)	(11,906)

Total stockholders’ equity (deficit)	160,120	(2,234,499)

Total liabilities and stockholders’ equity (deficit)	$8,476,633	$6,042,227

The accompanying notes are an integral part of these consolidated statements.

VIEWCAST.COM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2010	2011
Net revenue	$15,871,845	$14,110,797
Cost of revenue	5,834,368	5,315,318

Gross profit	10,037,477	8,795,479
Operating expenses:
Selling, general and administrative	5,825,035	6,385,898
Research and development	3,201,559	3,067,808
Depreciation and amortization	649,818	510,828

Total operating expenses	9,676,412	9,964,534

Operating income (loss)	361,065	(1,169,055)
Other income (expense):
Interest expense (including $82,966 and $116,441 to related parties)	(185,741)	(227,034)
Interest income	988	2,403
Other	5,505	523

Total other expense, net	(179,248)	(224,108)

Income tax benefit	5,000	—

Income (loss) from continuing operations	186,817	(1,393,163)
Net loss from discontinued operations	(737,814)	(1,628,258)

NET LOSS	$(550,997)	$(3,021,421)

Preferred stock dividends	(820,000)	(282,444)
Preferred stock redemption	—	5,586,666

Net income (loss) applicable to common stockholders	$(1,370,997)	$2,282,801

Net income (loss) per common share (basic and diluted):
Continuing operations	$(0.02)	$0.08
Discontinued operations	$(0.02)	$(0.03)

Net income (loss)	$(0.04)	$0.05

Weighted average number of common shares outstanding
Basic and Diluted	36,046,372	50,080,639

The accompanying notes are an integral part of these consolidated statements.

VIEWCAST.COM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

YEARS ENDED DECEMBER 31, 2010 AND 2011

	Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Series E Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total Stockholders’ Equity (Deficit)
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Shares	Par Value
Balances, December 31, 2009	800,000	$80	200,000	$20	80,000	$8	36,126,306	$3,613	$71,705,762	$(71,922,284)	$(11,906)	$(224,707)
Stock based compensation expense	—	—	—	—	—	—	—	—	155,971	—	—	155,971
Employee stock purchase plan issuance	—	—	—	—	—	—	53,603	5	9,848	—	—	9,853
Stock issued for services	—	—	—	—	—	—	147,059	14	24,986	—	—	25,000
Stock issued in private placement	—	—	—	—	—	—	2,950,847	295	744,705	0	0	745,000
Net loss	—	—	—	—	—	—	—	—	—	(550,997)	—	(550,997)

Balances, December 31, 2010	800,000	80	200,000	20	80,000	8	39,277,815	3,927	72,641,272	(72,473,281)	(11,906)	160,120
Stock based compensation expense	—	—	—	—	—	—	—	—	131,858	—	—	131,858
Employee stock purchase plan issuance	—	—	—	—	—	—	45,624	5	8,618	—	—	8,623
Conversion of preferred stock to common stock	(800,000)	(80)	(200,000)	(20)	—	—	16,666,666	1,667	(1,567)	—	—	—
Forfeiture of convertible preferred stock dividends—Series B	—	—	—	—	—	—	—	—	—	33,140	—	33,140
Forfeiture of convertible preferred stock dividends—Series C	—	—	—	—	—	—	—	—	—	27,615	—	27,615
Exercise of stock option	—		—		—	—	3,333	—	566	—	—	566
Stock and warrants issued in private placement							3,775,408	378	424,622			425,000
Net loss	—	—	—	—	—	—	—	—	—	(3,021,421)	—	(3,021,421)

Balances, December 31, 2011	—	$—	—	$—	80,000	$8	59,768,846	$5,977	$73,205,369	$(75,433,947)	$(11,906)	$(2,234,499)

The accompanying notes are an integral part of these consolidated statements.

VIEWCAST.COM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2010	2011
Operating activities:
Net loss	$(550,997)	$(3,021,421)
Net loss from discontinued operations	(737,814)	(1,628,258)

Net income (loss) from continuing operations	186,817	(1,393,163)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	6,669	(54,144)
Depreciation of property and equipment	364,510	260,069
Amortization of software and intangible assets	440,999	406,168
Impairment of goodwill and intangible assets	—	713,842
Stock based compensation expense	155,971	131,858
Common stock issued to vendor for services	25,000	—
Gain on disposition of property and equipment	(5,505)	(2,398)
Changes in operating assets and liabilities:
Accounts receivable	(1,001,865)	569,551
Inventories	68,099	(492,832)
Prepaid expenses	(70,124)	132,472
Deposits	15,796	(52,133)
Assets and liabilities held for sales, net	—	(164,226)
Accounts payable	348,245	(201,489)
Accrued expenses and other current liabilities	96,483	407,560

Net cash used in operating activities	(106,719)	(1,367,123)

Investing activities:
Capitalized software development costs and patents	(51,614)	(172,708)
Purchase of property and equipment	(111,111)	(138,146)
Proceeds from disposition of property and equipment	5,895	2,398

Net cash used in investing activities	(156,830)	(308,456)

Financing activities:
Net proceeds from stockholder line of credit	—	700,000
Proceeds from sale of common stock and warrants	754,853	433,623
Proceeds from exercise of employee stock options	—	566
Net proceeds (payment) from (to) line of credit	949,157	(705,836)
Repayments of long-term debt including $42,845 to related party in 2011	(160,136)	(81,342)

Net cash provided by financing activities	1,543,874	347,011

Net increase (decrease) in cash and cash equivalents	1,280,325	(1,328,568)
Cash and cash equivalents, beginning of year	368,151	1,648,476

Cash and cash equivalents, end of year	$1,648,476	$319,908

Supplemental cash flow information:
Cash paid for interest	$185,741	$199,128
Non-cash items:
Acquisition of property and equipment under capital leases	$10,224	$59,720

The accompanying notes are an integral part of these consolidated statements.

ViewCast.com, Inc.

Notes to the Consolidated Financial Statements

1. The Company and Description of Business and Future Liquidity Needs

The accompanying consolidated financial statements include the accounts of ViewCast.com, Inc. dba ViewCast Corporation and its wholly-owned subsidiaries, VideoWare, Inc., Osprey Technologies, Inc., ViewCast Solutions, Inc. previously known as Ancept Corporation, and ViewCast Technology Services Corporation (collectively, ViewCast or the Company). The Company develops industry-leading hardware and software for the capture, management, transformation and delivery of digital media over IP and mobile networks. ViewCast’s solutions simplify the complex workflows required for these tasks, allowing broadcasters, businesses, governments and the various distribution entities to reach and expand their distribution of digital media easily and effectively. ViewCast’s Niagara® streaming systems and Osprey® video capture cards, provide the technology required to deliver the multi-platform experiences driving today’s digital media market. ViewCast markets and sells its products and professional services worldwide directly to end-users or through indirect channels including original equipment manufacturers (“OEMs”), value-added resellers (“VARs”), resellers, distributors and computer system integrators.

On January 15, 2012, ViewCast completed the sale of certain assets from Ancept Corporation (the “Ancept Assets”) related to the development and licensing of the VMp software products that provide the management of the life cycle phases of digital media pursuant to the terms of the Asset Purchase Agreement dated January 13, 2012, by and between ViewCast, Ancept Corporation and Genus Technologies LLC and its subsidiary. ViewCast’s wholly-owned subsidiary, Ancept Corporation, was renamed ViewCast Solutions, Inc. and no longer operates this business.

During the year ended December 31, 2011, the Company incurred a net loss of $3,021,421 and used cash in operations of $1,367,123. At December 31, 2011, the Company has working capital of $2,626,808 and cash and cash equivalents of $319,908. On January 31, 2012, the Company received the remaining proceeds of $320,000 from its private placement subscription agreements entered into December 27, 2011. The Company expects to obtain additional working capital by increasing sales, maintaining efficient operating expenses, borrowing on its line of credit and through other initiatives that may include raising additional capital. The Company believes that these items will provide sufficient cash to fund operations for the next 12 months, however, the Company may require additional working capital during 2012 to support operations and the expansion of sales channels and market distribution, to develop and introduce new products and services, to enhance existing product offerings, to address unanticipated competitive threats or technical problems, and for potential acquisition transactions. There can be no assurance that additional financing will be available to the Company on acceptable terms, or at all. Additional equity financing may involve substantial dilution to our then existing stockholders. In the event the Company is unable to raise additional capital or execute other alternatives, it may be required to sell segments of the business, or substantially reduce or curtail our activities. Such actions could result in charges that could be material to the Company’s results of operations and financial position.

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

Changes in the Company’s allowance for doubtful accounts for the years ended December 31, 2010 and 2011 are as follows:

	Year ended December 31,
	2010	2011
Beginning balance	$60,767	$67,436
Bad debt expense (recoveries)	6,669	(45,144)
Uncollectible accounts written off	—	—

Ending balance	$67,436	$22,292

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

Intangible Assets and Amortization

Legal fees and similar capitalizable costs relating to patents, copyrights, and trademarks are capitalized as appropriate. Patent costs are generally amortized on a straight-line basis over 17 years. Customer lists and non-compete agreements are being amortized over their estimated useful lives of three to seven years. See Note 3 for customer lists held as assets for sale, and Note 6 for $26,419 impairment of the customer lists recognized during 2011. No impairment of customer lists was recognized in 2010.

Intangible assets consist of the following:

	December 31, 2010		December 31, 2011
	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization

Non-Compete agreements	24,000	14,387	24,000	22,387
Patents	145,200	29,985	145,897	38,548

	$169,200	$44,372	$169,897	$60,935

The estimated aggregate amortization expense for the succeeding years are as follows:

2012	$10,198
2013	8,583
2014	8,583
2015	8,583
2016	8,583
Thereafter	64,434

$108,962

The weighted average remaining amortization period for intangible assets at December 31, 2011 is 12.3 years.

Impairment of Long-Lived Assets

Assets that are held and used are analyzed for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. Impairment is recognized when the estimated undiscounted cash flow generated by those assets is less than the carrying amounts of such assets. The amount of impairment is the excess of the carrying amount over the fair value of such assets. Assets held for sale are carried at the lower of carrying amount or fair value less selling costs. No impairment charges were recognized during 2010 and 2011.

Goodwill

Goodwill is tested annually for impairment. If the implied fair value of goodwill is lower than its carrying amount, goodwill impairment is indicated and goodwill is written down to its implied fair value. Subsequent increases in goodwill value are not recognized in the financial statements. See Note 6 for $620,002 impairment of goodwill recognized during 2011. No impairment of goodwill was recognized in 2010.

Discontinued Operations / Assets Held for Sale

In accordance with FASB ASC 205-20, “Presentation of Financial Statements—Discontinued Operations”, assets held for sale are reported separately on the Balance Sheet by class of asset and/or liability, not as a single net amount, and these new line items are reclassified on the face financial statements (Balance Sheet) for the prior year(s). The net income or loss from the operations of the assets held for sale are reported separately on the Income Statement, located below Income from Continuing Operations and above any Extraordinary Items; and similar to the Balance Sheet presentation, the prior year(s) are also reclassified. Additionally, where any of these items affect the Statement of Cash Flow and/or Shareholders’ Equity, those items will be a new line item on the face of those financial statements and they will also be reclassified for prior year(s).

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

Product sales are recognized upon shipment, provided title and risk of loss has passed to the customer, there is evidence of an arrangement, fees are fixed or determinable, and collectability is reasonably assured. Transactions that do not meet all these requirements are deferred until the point at which these requirements are satisfied. Maintenance, support and extended warranties are recognized monthly over the contract term. Professional services revenues contracts are generally sold separately and revenues are recognized as provided.

Taxes Collected From Customers and Remitted To Government Authorities

Taxes collected from customers and remitted to governmental authorities are presented in the accompanying statements of operations on a net basis.

Shipping and Handling Costs

Shipping and handling costs are included in cost of revenue in the accompanying statements of operations.

Net Earnings Per Share

Basic earnings per share (“EPS”) is calculated by dividing net income or loss applicable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is calculated by using the weighted-average number of common shares outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the dilutive potential shares of common stock had been issued. Dilutive potential shares of common stock include convertible preferred stock, options and warrants which are exercisable based on the average market price during the year. For 2010 and 2011, the computation of diluted loss per share excludes the convertible preferred stock, options and warrants as they are anti-dilutive. The following table sets forth the computation of basic and diluted earnings per share:

	Year Ended December 31,
	2010	2011
Income (loss) from continuing operations	$186,817	$(1,393,163)
Preferred stock dividends	(820,000)	(282,444)
Preferred stock redemption	—	5,586,666

Net income (loss) from continuing operations applicable to common stockholders	$(633,183)	$3,911,059

Net loss from discontinued operations	(737,814)	(1,628,258)

Net income (loss) applicable to common stockholders—numerator for basic and diluted loss per share	$(1,370,997)	$2,282,801

Weighted—average common shares and dilutive potential common shares outstanding—denominator for dilluted earning per share	36,046,372	50,080,639
Net income (loss) per common share (basic and diluted):
Continuing operations	$(0.02)	$0.08
Discontinued operations	$(0.02)	$(0.03)

Net income (loss)	$(0.04)	$0.05

The following table sets forth the anti-dilutive securities excluded from diluted earnings per share:

Anti-dilutive securities excluded from diluted earnings per share:

Stock options	4,670,291	5,146,485
Convertible preferred stock—Series B	2,206,896	—
Convertible preferred stock—Series C	3,333,333	—
Convertible preferred stock—Series E	13,333,333	14,933,333

Warranty Reserves

Reserves are provided for the estimated base warranty costs when revenue is recognized. The costs of warranty obligations are estimated based on the Company’s warranty policy or applicable contractual warranty obligations, historical experience of known product failure rates and use of materials and service delivery charges incurred in correcting product failures. Specific warranty accruals may be made if unforeseen technical problems arise. If actual experience, relative to these factors, adversely differs from these estimates, additional warranty expense may be required.

The following table below shows the roll forward of the warranty reserve for the years ended December 31, 2010 and 2011:

	Year ended December 31,
	2010	2011
Beginning balance	$155,850	$155,918
Charged to expense	34,030	21,955
Usage	(33,962)	(42,165)

Ending balance	$155,918	$135,708

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

	Customer Exceeding 10% of Net Sales		Customer Exceeding 10% of Year-End Accounts Receivable Balance
Year	Number of Customers	Combined Percent	Number of Customers	Combined Percent

2010	3	53%	3	60%
2011	2	34%	2	36%

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

Advertising Costs

Advertising costs are expensed as incurred. Advertising expense for the years ended December 31, 2010 and 2011 was $675,861 and $651,195, respectively.

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

The Company uses the Black-Scholes option-pricing model (“Black-Scholes”) as its method of valuation. The fair value is amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. The fair value of share-based payment awards on the date of grant as determined by the Black-Scholes model is affected by the Company’s stock price as well as other assumptions. These assumptions include, but are not limited to the expected stock price volatility over the term of the awards, the actual and projected employee stock option exercise behaviors and an estimated forfeiture rate. The weighted-average estimated value of employee stock options granted during the years ended December 31, 2010 and 2011 was estimated using the Black-Scholes model with the following weighted-average assumptions:

	Year Ended December 31,
	2010	2011
Expected volatility	132%	127%
Risk-free interest rate	2.62%	2.16%
Expected dividends	0.0%	0.0%
Expected term in years	4.58	4.44

3. Discontinued Operations / Assets Held for Sale

On January 15, 2012, ViewCast completed the sale of certain assets from Ancept Corporation (the “Ancept Assets”) related to the development and licensing of the VMp software products that provide the management of the life cycle phases of digital media pursuant to the terms of the Asset Purchase Agreement dated January 13, 2012, by and between ViewCast, Ancept Corporation, Genus Technologies LLC and its subsidiary. ViewCast’s wholly-owned subsidiary, Ancept Corporation, was renamed ViewCast Solutions, Inc. and will no longer operates this business. The Ancept Assets are classified as held for sale at December 31, 2011, and the assets and liabilities are included in the respective current assets and liabilities sections of the Consolidated Balance Sheet. The following table provides a detail of the net assets held for sale:

	December 31, 2010	December 31, 2011

Assets:
Accounts receivable	$56,479	$67,086
Prepaid expenses	11,657	4,381
Goodwill	620,002	—
Property and equipment, net	18,577	17,415
Deposit		3,250
Intangible assets, net	38,419	—
Capitalized software development cost, net	631,624	442,775

Total assets	1,376,758	534,907

Liabilities related to assets held for sale	408,482	250,837

Net assets held for sale	$968,276	$284,070

Goodwill of $620,002 is solely related to Ancept was adjusted for impairment of $620,002 as described in Note 6 along with $95,840 impairment to intangible assets and capitalized software.

The net loss from discontinued operations related to the Ancept for years ended December 31, 2010 and 2011 are as follows:

	Years ended December 31,
	2010	2011
Net revenue	$1,464,108	$1,111,559
Cost of revenue	1,027,897	885,879

Gross profit	436,211	225,680
Operating expenses	1,174,025	1,140,096
Impairment of goodwill and other intangible assets	—	713,842

Net loss from net assets held for sale	$(737,814)	$(1,628,258)

4. Inventories

Inventories consist of the following:

	December 31,
	2010	2011
Purchased materials	$1,073,360	$1,369,041
Finished goods	1,433,645	1,596,877
Inventory obsolescence reserve	(291,756)	(257,837)

	$2,215,249	$2,708,081

5. Property and Equipment

Property and equipment, consists of the following:

	Estimated Useful Life	December 31,
	(Years)	2010	2011
Service equipment	3	$242,362	$—
Computer equipment	2 to 7	548,512	568,898
Software	3 to 5	195,560	104,500
Leasehold improvements	1 to 5	174,429	174,429
Office furniture and equipment	5 to 7	1,319,238	1,405,559

		2,480,101	2,253,386
Less accumulated depreciation and amortization		(2,167,212)	(2,001,539)

		$312,889	$251,848

6. Valuation and Impairment

As described in Note #3, the Assets of Ancept were sold effective January 15, 2012, and were classified as held for sale at December 31, 2011. The table below calculates the $656,329 impairment based upon the difference between the value of proceeds received from the transaction in January 2012 and the carrying amount of the Ancept Assets, including the goodwill prior to any impairment adjustment:

	Carrying Amount	Held for sale as of 1/15/12
Assets (exclude goodwill)	$1,005,237	$911,397
Less: liabilities	(318,420)	(318,420)

Net assets before goodwill	686,817	592,977
Goodwill	620,002	—

Net assets	$1,306,819	$592,977

Value of proceeds received		650,490
Impairment expense		$713,842
Goodwill		(620,002)
Customer List, net		(26,419)
Software		(67,421)

Total Asset Impairment		$(713,842)

7. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following:

	December 31,
	2010	2011
Accrued interest	$—	$27,906
Accrued compensation	171,586	310,500
Accrued warranty	155,918	135,708
Accrued inventory purchases	75,983	59,577
Customer deposits	57,164	135,597
Deferred rent	15,386	25,341
Deferred revenue	139,573	260,638
Accrued taxes and other	148,523	155,671

	$764,133	$1,110,938

8. Line of Credit

On June 29, 2007, the Company entered into a Purchase and Sale Agreement/Security Agreement with Amegy Bank National Association (“Amegy”), a national banking association. This agreement provides the Company with an accounts receivable loan facility to provide a source of working capital with advances generally limited to 85% of submitted accounts receivable. Upon collection of an account receivable, the remaining fifteen percent is rebated to the Company less the Amegy fixed and variable discounts. The Amegy fixed discount equals 0.2% of the account receivable for the first 15 days the account receivable is outstanding plus an additional 0.2% for each additional 15 day period, up to 1.2% for receivables 76 to 90 days outstanding. The variable discount is calculated for each day that the amount advanced by Amegy is outstanding until repaid by collection of the account receivable and equals the prime rate plus 1.5% divided by 360 multiplied by the advance amount for each account receivable. The general borrowing availability under this facility is $1,000,000, reviewed as growth of business dictates. However, this may be exceeded without penalty. To secure the amounts due under the agreement, the Company granted Amegy a security interest in all of its assets owned as of the date of the agreement or thereafter acquired. The Company had $1,041,478 outstanding as of December 31, 2010 and $335,641 outstanding as of December 31, 2011 under this facility based on the outstanding accounts receivable at year end.

9. Long-term Debt

Stockholder Term Notes

Since October 1998, the Company has maintained a credit facility with an entity controlled by one of its principal stockholders, Mr. H.T. Ardinger. Most recently, ViewCast.com, Inc., Osprey Technologies, Inc. and VideoWare, Inc. (jointly and severally, “the Borrower”) amended the terms and conditions of the loan and security agreement with the Ardinger Family Partnership, Ltd. on December 30, 2011, to be effective as of October 1, 2011. Under the amended terms any amounts outstanding of the primary principal amount and secondary principal amount mature December 31, 2014, subject to certain earlier payment conditions. The interest on the primary principal amount will accrue based on an interest rate per annum which is the greater of 5.0% or the effective prime rate plus 0.75% (5.00% as of December 31, 2010 and 2011). Interest on the secondary principal shall accrue based on the effective Applicable Federal Rate, as defined in the agreement, (0.32% and 1.27%) as of December 31, 2010 and 2011, respectively). The amendment defers the payment of the accrued interest on the unpaid primary and secondary principal amounts from October 1, 2011 through March 31, 2012 until beginning April 30, 2012 payment of such accrued interest will be paid in three approximately equal monthly payments. The amended terms call for interest accruing after March 31, 2012 to be paid monthly; and beginning July 31, 2012, minimum monthly principal payments of $21,422, in addition to the monthly interest payments. The amended note agreement is secured by all the assets of the Borrower.

Long-term debt consists of the following:

	December 31,
	2010	2011
Outstanding Primary Principal Amount	$1,121,466	$1,078,621
Outstanding Secondary Principal Amount	3,891,361	4,591,361
Other debt	53,919	75,143

Total long-term debt	5,066,746	5,745,125
Less current maturities	(284,523)	(171,525)

Total long-term debt, less current maturities	$4,782,223	$5,573,600

The following are the scheduled maturities of long-term debt at December 31, 2011:

Year ended December 31,	Long Term Debt
2012	$171,525
2013	279,400
2014	5,293,313
2015	887

$5,745,125

10. Income Taxes

The Company records a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. In the opinion of management, realization of the Company’s net operating loss carryforward is not reasonably assured, and a valuation allowance of $27,339,000 and $24,471,000 has been provided against deferred tax assets in excess of deferred tax liabilities in the accompanying consolidated financial statements at December 31, 2010 and 2011, respectively.

The components of the Company’s net deferred taxes are as follows:

	Year ended December 31,
	2010	2011
Deferred tax assets (liability):
Net operating loss carryforwards	$26,731,000	$23,741,000
Deferred revenue	158,000	176,000
Goodwill and other intangibles	(19,000)	(30,000)
Stock based Compensation	202,000	251,000
Inventory	108,000	177,000
Allowance for Dobtful accounts	28,000	8,000
Accrued liabilities	120,000	104,000
Property and equipment	75,000	80,000
Software development costs	(64,000)	(36,000)

Total deferred tax assets	27,339,000	24,471,000
Less: valuation allowance	(27,339,000)	(24,471,000)

Net deferred taxes	$—	$—

The reconciliation between the income tax expense (benefit) calculated by applying statutory rates to net loss and the income tax benefit reported in the accompanying consolidated financial statements is as follows:

	Year ended December 31,
	2010	2011
U.S. federal statutory rate applied to pretax income	$(206,000)	$(1,027,000)
Change in valuation allowance	197,000	(2,868,000)
Expiration of net operating loss carryforwards		4,218,000
Permanent Differences & Other	4,000	(323,000)

	$(5,000)	$—

At December 31, 2011 the Company has federal income tax net operating loss carryforwards of approximately $64,000,000, which expire at various dates beginning in 2017. The Company is subject to limitations existing under Internal Revenue Code Section 382 (Change of Control) relating to the availability of the operating loss carryforward.

11. Stockholders’ Equity

Preferred Stock

On May 4, 2011, the Company entered into a Preferred Stock Exchange Agreement (the “Exchange Agreement”) with Ardinger, Ardinger Partnership (the “Ardinger Partnership”), Adkins Family Partnership, Ltd. and RDB Limited, p/k/a Baker Family Partnership, Ltd. to convert the outstanding shares of its Series B Convertible Preferred Stock (the “Series B Preferred Stock”) and Series C Convertible Preferred Stock (the “Series C Preferred Stock”) and to restructure Series E Convertible Redeemable Preferred Stock (the “Series E Preferred Stock”), and collectively with the Series B Preferred Stock and Series C Preferred Stock, (the “Preferred Stock”). The Exchange Agreement and all related changes to the Preferred Stock (collectively the “Preferred Stock Redemption”) have been accounted for as an extinguishment of Preferred Stock.

As of December 31, 2010 and May 4, 2011, 800,000 shares of Series B Preferred Stock were outstanding at a stated value of $10 per share. Ardinger, a principal stockholder of the Company, held 400,000 shares of Series B Preferred Stock, with the remainder held by other stockholders. The Series B Preferred Stock was convertible into common stock of the Company (“Common Stock”) at a fixed price of $3.625 per share, subject to certain requirements, which was modified under the Exchange Agreement to $0.60 per share of underlying Common Stock and was converted on May 4, 2011 into a total of 13,333,333 shares of Common Stock.

As of December 31, 2010 and May 4, 2011, 200,000 shares of Series C Preferred Stock were outstanding at a stated value of $10 per share held by Ardinger. The Series C Preferred Stock was convertible into Common Stock at a fixed price of $0.60 per share, subject to certain requirements, which remained the conversion price under the Exchange Agreement and was converted on May 4, 2011 into a total of 3,333,333 shares of Common Stock.

Holders of Series B Preferred Stock and Series C Preferred Stock had no voting rights except on amendments to the Company’s Certificate of Incorporation to change the authorized shares, or par value, or to alter or change the powers or preferences of their respective preferred stock issues. The Series B Preferred Stock and Series C Preferred Stock carried cumulative dividends of 8% and 9% per year, respectively, and were generally payable semi-annually in arrears in cash or Common Stock, at the Company’s option. On May 4, 2011, under the Exchange Agreement, when the Series B Preferred Stock and Series C Preferred Stock were converted into Common Stock, any and all dividends, owed or owing on the Preferred Stock, were cancelled.

In December 2006, the Company retired certain debt from the Ardinger Partnership in exchange for certain Company securities, including 80,000 shares of Series E Preferred Stock with each share having a stated value of $100 with voting rights on an “as converted” basis with the Common Stock and accrues no dividends. The liquidation preference on the Series E Preferred Stock is the $100 per share stated value multiplied by 107% if the liquidation event occurs after December 11, 2010.

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

Preferred stock redemption	Carrying amount of Preferred Stock	Fair value as of May 4, 2011	Change of value as of May 4, 2011
Series B—Preferred Stock	8,000,000	5,066,667	2,933,333
Series C—Preferred Stock	2,000,000	1,266,667	733,333
Series E—Preferred Stock	8,000,000	6,080,000	1,920,000

Preferred stock redemption	18,000,000	12,413,334	5,586,666

The Preferred Stock extinguishment value results in an adjustment to the net loss, which is a reconciling adjustment in calculating the net income (loss) applicable to common shareholders.

Common Stock

During 2011, the Company received $567 in proceeds from the exercise of 3,333 of its outstanding employee stock options, with a weighted-average exercise price of approximately $0.17 per share. During 2010, the Company had no proceeds from the exercise of its outstanding employee stock options.

During 2010 and 2011, the Company received $9,853 and $8,623 in proceeds from the purchase of 53,603 and 45,624 shares of Common Stock by employees through the 2005 Employee Stock Purchase Plan.

In January 2010, the Company issued 147,059 shares of Common Stock with a market value of $25,000 to a vendor in exchange for services. On December 30, 2010, the Company received net proceeds of $745,000 from the private placement of 2,950,847 shares of Common Stock. The purchase price per share of Common Stock was approximately $0.2525, which was the weighted average closing price for the ten trading days immediately prior to December 30, 2011. The investors included David W. Brandenburg, a principal stockholder and member of the Board of Directors of the Company, and his spouse.

In December 2011, the Company received net proceeds of $425,000 from private placement units of 3,775,408 shares of Common Stock and warrants to purchase 3,775,408 shares of Common Stock. The purchase price per share of a private placement unit was $0.1125707, which was the weighted average closing price for the five trading days immediately prior to December 27, 2011. The warrants have an exercise price of $0.1238278 per share of Common Stock with an expiration date of December 31, 2014.

Warrants

At December 31, 2011, the Company had outstanding warrants to purchase 3,775,408 shares of Common Stock with an exercise price of $0.1238278 per share of Common Stock and expiration date of December 31, 2014. At December 31, 2010 the Company had no outstanding warrants.

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

Following is a summary of stock option activity from January 1, 2010 through December 31, 2011:

	Stock Options
	Number of Shares	Exercise Price Per Share	Weighted- Average Exercise Price Per Share
Outstanding at January 1, 2009	4,162,463	$0.20 - $3.52	$0.52
Granted	1,800,000	0.17 - 0.27	0.19
Canceled/forfeited	(1,175,378)	0.17 - 3.52	0.45

Outstanding at December 31, 2010	4,787,085	$0.17 - $1.09	$0.41
Granted	2,565,000	0.13 - 0.36	0.31
Exercised	(3,333)	0.17	0.17
Canceled/forfeited	(2,925,417)	0.13 - 1.09	0.47

Outstanding at December 31, 2011	4,423,335	$0.13 - $0.62	$0.31

The weighted-average grant-date fair value of options granted was $0.16 and $0.31 for the years ended December 31, 2010 and 2011, respectively.

The following information applies to options outstanding at December 31, 2011:

Range of Exercise Prices	Outstanding at December 31, 2011	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Exercisable at December 31, 2011	Weighted- Average Exercise Price
$0.01 - 1.00	4,423,335	4.8	$0.31	2,525,002	$0.34

Stock-based compensation expense was $155,971 and $ 131,858 for the years ended December 31, 2010 and December 31, 2011, respectively. At December 31, 2011, the balance of unearned stock-based compensation to be expensed in future periods related to unvested share-based awards, as adjusted for expected forfeitures, is approximately $315,000. The weighted-average period over which the unearned stock-based compensation is expected to be recognized is approximately three years.

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

During 2010 and 2011, 53,603 and 45,624 shares of common stock were issued under the ESPP.

12. Employee Benefit Plan

Effective March 1, 1997, the Company adopted a profit sharing plan pursuant to Section 401(k) of the Internal Revenue Code whereby participants may elect to contribute up to sixty percent (60%) of their compensation subject to statutory limitations. The plan provides for discretionary matching and profit sharing contributions by the Company. All employees are eligible to participate in the plan provided they meet minimum age requirement of eighteen. The Company discontinued matching contributions under this plan in April 2009. The Company made $0 and $40,906 matching contributions to this plan, for the years ended December 31, 2010 and 2011, respectively. Effective January 1, 2011 through November 1, 2011 the Company provided matching contributions under this plan.

13. Commitments and Contingencies

The Company leases offices and manufacturing space at various locations under non-cancelable operating leases extending through 2021. The Company also leases certain office and computer equipment under non-cancelable operating leases. Future minimum operating lease payments with initial or remaining terms of one year or more are as follows:

Operating Leases
Year ended December 31:
2012	$291,771
2013	322,880
2014	325,663
2015	327,321
Thereafter	1,561,657

Total minimum lease payments	$2,829,292

Rent expense was $417,761 and $458,734 for the years ended December 31, 2010 and 2011, respectively.

14. Related Party Transactions

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

On May 4, 2011, the Company entered into a Preferred Stock Exchange Agreement (the “Exchange Agreement”) with H.T. Ardinger Jr. (“Ardinger”), Ardinger Family Partnership, Ltd. (the “Ardinger Partnership”), Adkins Family Partnership, Ltd. and RDB Limited, p/k/a Baker Family Partnership, Ltd. to convert the outstanding shares of its Series B Convertible Preferred Stock (the “Series B Preferred Stock”) and Series C Convertible Preferred Stock (the “Series C Preferred Stock”) and to restructure Series E Convertible Redeemable Preferred Stock (the “Series E Preferred Stock”), and collectively with the Series B Preferred Stock and Series C Preferred Stock, (the “Preferred Stock”). The exchange agreement and all related changes to the Preferred Stock (collectively the “Preferred Stock Redemption”) have been accounted for as an extinguishment of Preferred Stock.

As of May 4, 2011, 800,000 shares of Series B Preferred Stock were outstanding at a stated value of $10 per share. Ardinger, a principal stockholder of the Company, held 400,000 shares of Series B Preferred Stock, with the remainder held by other existing stockholders. The Series B Preferred Stock was convertible into common stock of the Company at a fixed price of $3.625 per share, subject to certain requirements, which was modified under the Exchange Agreement to $0.60 per share of underlying Common Stock and was converted on May 4, 2011 into a total of 13,333,333 shares of Common Stock.

As of May 4, 2011, 200,000 shares of Series C Preferred Stock were outstanding at a stated value of $10 per share held by Ardinger. The Series C Preferred Stock was convertible into common stock of the Company at a fixed price of $0.60 per share, subject to certain requirements, which remained the conversion price under the Exchange Agreement and was converted on May 4, 2011 into a total of 3,333,333 shares of Common Stock.

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

The Ardinger Family Partnership, Ltd. holds 80,000 shares of ViewCast’s Series E Preferred Stock with each share having a stated value of $100 with voting rights on an “as converted’ basis with the common stock and accrues no dividends. The liquidation preference on the Series E Preferred Stock is the $100 per share stated value multiplied by 107% if the liquidation event occurs after December 11, 2010.

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

The Company has also agreed under the Exchange Agreement, among other things: (i) that the definition of registrable securities under that certain Registration Rights Agreement, dated December 11, 2006, between the Company and the Ardinger Partnership (the “Registration Rights Agreement”) shall include any shares of Common Stock issued in exchange for the shares of Preferred Stock previously held by Ardinger or the Ardinger Partnership, (ii) that Ardinger shall be a party to the Registration Rights Agreement, and (iii) to use commercially reasonable efforts to: (a) meet the applicable listing requirements of the NASDAQ Stock Market and (b) upon meeting such requirements, list its Common Stock on the NASDAQ Stock Market.

Other than as permitted in the Exchange Agreement, from May 4, 2011 through July 31, 2011, the holders of the shares of Common Stock issued pursuant to the Series B/C Conversion have agreed not to sell or otherwise transfer such shares of Common Stock. Additionally, from August 1, 2011 through January 27, 2012, such holders agreed to limit any sales or transfers of such Common Stock in accordance with the volume limitations of Rule 144 of the Securities Act of 1933, as amended (the “Securities Act”), as if such holders were affiliates of the Company. If during the Temporary Conversion Period, a change in control of the Company occurs, these transfer restrictions shall terminate.

Ardinger is the largest stockholder of the Company and the sole general partner of the Ardinger Partnership. Immediately prior to the Series B/C Conversion, Ardinger: (i) directly beneficially held (a) 400,000 shares of Series B Preferred Stock and (b) 200,000 shares of Series C Preferred Stock and (ii) indirectly beneficially held, as sole general partner of the Ardinger Partnership, 80,000 shares of Series E Preferred Stock. The Company reimbursed the Ardinger Partnership $10,000 for their legal expenses related to this transaction.

On December 27, 2011, ViewCast entered into the Subscription Agreements with the Investors for the purchase of private placement units consisting of an aggregate 6,618,068 shares of Common Stock and Warrants to purchase 6,618,068 shares of Common Stock for an aggregate purchase price of $745,000, of which $425,000 was received in December 2011 and the remaining $320,000 was received in January 2012. The purchase price per private placement unit was $0.1125707, which was the weighted average closing price for the five trading days immediately prior to December 27, 2011. Pursuant to the Subscription Agreements, the Warrants are exercisable into shares of Common Stock at an exercise price of $0.1238 per share of Common Stock which was 110% of the weighted average closing price for the five trading days immediately prior to December 27, 2011. The Warrants will expire on December 31, 2014.

The following Investors have a relationship to the Company and subscribed for the following number of shares of Common Stock and Warrants exercisable into the same number of shares of Common Stock:

David W. Brandenburg RIRA – 888,331 shares

Diana L. Brandenburg RIRA – 888,331 shares

John C. Hammock – 888,331 shares

Laurie L. Latham – 888,331 shares

Lance E. Ouellette – 888,331 shares

Christina K. Hanger – 222,083 shares

George C. Platt – 177,667 shares

Messrs. Brandenburg, Hammock, Ouellette and Platt and Ms. Hanger are directors of the Company, Mr. Hammock is the President and Chief Executive Officer of the Company and Ms. Latham is the Chief Financial Officer and Senior Vice President of Finance and Administration of the Company. They acquired the shares of Common Stock on the same terms as the other five Investors. Mr. Ouellette is the stepson of H.T. Ardinger, Jr., a principal stockholder of the Company. There are no additional material relationships between the Company and the Investors aside from entering into the Subscription Agreements. Each of the Investors is an “accredited investor” as defined under Rule 501 promulgated pursuant to the Securities Act of 1933, as amended (the “Securities Act”), and the shares of Common Stock and the Warrants are being issued pursuant to Rule 506 promulgated pursuant to the Securities Act.

15. Subsequent Events

On January 15, 2012, ViewCast completed the sale of the Ancept Assets related to the development and licensing of the VMp software products pursuant to the terms of the Asset Purchase Agreement dated January 13, 2012, by and between ViewCast, Ancept Corporation and Genus Technologies LLC and its subsidiary. ViewCast’s wholly-owned subsidiary, Ancept Corporation, was renamed ViewCast Solutions, Inc. and no longer operates this business. See Note 3.

On December 27, 2011, ViewCast entered into the Subscription Agreements with the Investors for the purchase of private placement units consisting of an aggregate 6,618,068 shares of Common Stock and Warrants to purchase 6,618,068 shares of Common Stock for an aggregate purchase price of $745,000, of which $425,000 was received in December 2011 and the remaining $320,000 was received in January 2012. See Note 13.

16. Current Economic Conditions

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

17. Fair Value Measurements

ASC Topic 820, Fair Value Measurements, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Topic 820 also specifies a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1:	Quoted prices in active markets for identical assets or liabilities

Level 2:	Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities

Level 3:	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities

Following is a description of the valuation methodologies and inputs used for assets and liabilities measured at fair value on a nonrecurring basis and recognized in the accompanying balance sheet, as well as the general classification of such assets and liabilities pursuant to the valuation hierarchy.

Goodwill and Other Intangible Assets

The fair value is estimated using discounted cash flows that are unobservable or that cannot be corroborated by observable market data and, therefore, are classified within Level 3 of the valuation hierarchy.

The following table presents the fair value measurement of assets and liabilities measured at fair value on a non-recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2011 for the Ancept Assets:

		Fair Value Measurements Using
	Fair Value	Level 1	Level 2	Level 3
Goodwill	$—	$—	$—	$—
Customer List	—	—	—	—
Software	442,775	—	—	442,775

	$442,775	$—	$—	$442,775

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are designed to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. As required by Rule 13a-15(b) under the Exchange Act, our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2011. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2011, our disclosure controls and procedures were effective in providing such reasonable assurance.

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

Management, under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2011 under the criteria set forth in the Internal Control—Integrated Framework.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to Section 404 ( c ) of the Sarbanes-Oxley Act that permit us to provide only management’s report in this Annual Report on Form 10-K.

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

The information required by this item is incorporated by reference to the information contained under the caption “Proposal 1 – Election of Directors” in the Company’s Proxy Statement for the 2012 Annual Meeting of Stockholders (the “Proxy Statement”).

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

Equity Compensation Plan Information

The following table sets forth certain information as of December 31, 2011 concerning outstanding awards and securities available for future issuance pursuant to ViewCast’s equity compensation plans.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	4,423,335	$0.31	2,525,002
Equity compensation plans not approved by security holders	—	—	—
Total	4,423,335	$0.31	2,525,002

Item 13.	Certain Relationships and Related Transactions, and Director Independence

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

Consolidated Balance Sheets at December 31, 2010 and 2011

Consolidated Statements of Operations for the years ended December 31, 2010 and 2011

Consolidated Statements of Stockholders’ Equity (Deficit) for the years ended December 31, 2010 and 2011

Consolidated Statements of Cash Flows for the years ended December 31, 2010 and 2011

Notes to Consolidated Financial Statements.

2.	All other schedules are omitted because of they are not required or because the required information is given in the consolidated financial statements or notes thereto.

3.	Exhibits:

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

2.1	Agreement and Plan of Merger and Reorganization (1)

2.2	Asset Purchase Agreement between ViewCast.com, Inc. and Ancept Media Server, LLC, dated March 5, 2009 (26)

2.3	First Amendment to Asset Purchase Agreement between ViewCast.com, Inc. and Ancept Media Server, LLC, dated March 13, 2009 (26)

2.5	Asset Purchase Agreement by and among Genus Technologies Software, LLC, as Buyer, Genus Technologies, LLC, as Member, Ancept Corporation, as Seller, and ViewCast.com, Inc., as Shareholder dated as of January 13, 2012 (35).

3.1	Certificate of Incorporation (1)

3.2	Amendment to Certificate of Incorporation (1)

3.3	Restated Bylaws (4)

3.4	Certificate of Designation of Series B Convertible Preferred Stock (2)

3.5	Certificate of Designation of Series C Convertible Preferred Stock (6)

3.6	Certificate of Designation of Series D Redeemable Convertible Preferred Stock (7)

3.7	Certificate of Designation of Series E Convertible Redeemable Preferred Stock (20)

4.1	Form of Common Stock Certificate (1)

4.2	Form of Warrant Certificate (1)

4.3	Form of Warrant Agreement between ViewCast and Continental Stock Transfer & Trust Company (1)

4.4	Form of Representative’s Warrant Agreement (1)

4.5	Notice of Extension of Warrant Expiration Date and Exercise Price Adjustment (5)

4.6	Warrant Issued to Ardinger Family Partnership, LTD (20)

10.1	Form of Indemnification Agreement between ViewCast and Executive Officers and Directors (1)

10.2	Working Capital Line of Credit Loan Agreement between ViewCast and the Ardinger Family Partnership, LTD (3)

10.3	Sublease Agreement between ViewCast and Host Communications, Inc. (6)

10.4	Reserved.

10.5	Revolving Loan Agreement between MMAC Communications Corp. and Keltic Financial Partners, LP dated as of October 11, 2002 (7)

10.6	Guarantee of Payment and Performance from ViewCast.com, Inc. to Keltic Financial Partners, LP dated as of October 11, 2002 (7)

10.7	Subordination Agreement by and among Keltic Financial Partners, LP, MMAC Communications Corp. and ViewCast.com, Inc. dated as of October 11, 2002 (7)

10.8	General Security Agreement by and between MMAC Communications Corp. and Keltic Financial Partners, LP dated as of October 11, 2002 (7)

10.9	Revolving Note by MMAC Communications Corp. in favor of Keltic Financial Partners, LP dated as of October 11, 2002 (7)

10.10	ViewCast.com, Inc. 2005 Stock Incentive Plan (14)

10.11	ViewCast.com, Inc. 2005 Employee Stock Purchase Plan (15)

10.12	Reserved.

10.13	Reserved.

10.14	Reserved.

10.15	Form of Amended and Restated Security Agreement dated October 15, 2003 between ViewCast.com, Inc. and the Ardinger Family Partnership, LTD (8)

10.16	Form of Amended and Restated Pledge Agreement dated October 15, 2003 between ViewCast.com, Inc. and the Ardinger Family Partnership, LTD (8)

10.17	Form of First Amendment to the Revolving Loan Agreement dated October 11, 2003 between Delta Computec Inc. and Keltic Financial Partners, LP (8)

10.18	Reserved.

10.19	Reserved.

10.20	Third Amendment dated as of December 10, 2004 to Revolving Loan Agreement between MMAC Communications Corp. and Keltic Financial Partners, LP dated as of October 11, 2002 (9)

10.21	Fourth Amendment dated as of January 10, 2005 to Revolving Loan Agreement between MMAC Communications Corp. and Keltic Financial Partners, LP dated as of October 11, 2002 (9)

10.22	Fifth Amendment dated as of February 15, 2005 to Revolving Loan Agreement between MMAC Communications Corp. and Keltic Financial Partners, LP dated as of October 11, 2002 (9)

10.23	Notice of Lower Temporary Conversion Price dated March 21, 2005 (10)

10.24	Letter Agreement Amending Revolving and Term Credit Facility dated March 22, 2005 (10)

10.25	Sixth Amendment, dated as if April 15, 2005, to Revolving Loan Agreement Between MMAC Communications Corp. and Keltic Financial Partners, LP dated as of October 11, 2002 (11)

10.26	Seventh Amendment, dated as if July 15, 2005, to Revolving Loan Agreement Between MMAC Communications Corp. and Keltic Financial Partners, LP dated as of October 11, 2002 (12)

10.27	Letter Agreement Amending Revolving and Term Credit Facility dated July 22, 2005 (13)

10.28	Eighth Amendment, dated as if October 11, 2005, to Revolving Loan Agreement Between MMAC Communications Corp. and Keltic Financial Partners, LP dated as of October 11, 2002 (16)

10.29	Reserved.

10.30	Office Lease Agreement between ViewCast and TR Plano Parkway Partners, L.P. (17)

10.31	Letter Agreement Amending Revolving and Term Credit Facility dated March 20, 2006 (18)

10.32	Office Lease Agreement between ViewCast and Valwood Centreport, LP (19)

10.33	Registration Rights Agreement by and among ViewCast and Ardinger Family Partnership, Ltd. Dated as of December 11, 2006 (20)

10.34	Second Amended Loan and Security Agreement dated as of December 11, 2006 (20)

10.35	Exchange Agreement dated as of December 11, 2006 by and among ViewCast, Osprey Technologies, Inc. and VideoWare, Inc. and Ardinger Family Partnership, Ltd. (20)

10.36	Employment Agreement by and between ViewCast Corporation and David T. Stoner effective as of March 1, 2007 (21)

10.37	2007 Executive Incentive Compensation Plan for David T. Stoner (21)

10.38	Employment Agreement by and between ViewCast Corporation and Laurie L. Latham effective as of March 1, 2007 (21)

10.39	2007 Executive Incentive Compensation Plan for Laurie L. Latham (21)

10.40	Purchase and Sale Agreement/Security Agreement by and among ViewCast.com, Inc., Osprey Technologies, Inc., VideoWare, Inc. and Amegy Bank National Association, dated June 29, 2007 (22)

10.41	Amendment to Purchase and Sale Agreement/Security Agreement by and among ViewCast.com, Inc., Osprey Technologies, Inc., VideoWare, Inc. and Amegy Bank National Association, dated June 29, 2007 (22)

10.42	Employment Agreement by and between ViewCast.com, Inc. and Gary Klembara effective September 1, 2007 (23)

10.43	First Amendment to Amended and Restated Security Agreement by and among Ardinger Family Partnership, Ltd., ViewCast.com, Inc., Osprey Technologies, Inc. and VideoWare, Inc. (24)

10.44	First Amendment to Warrant to Purchase Common Stock by and between ViewCast.com, Inc. and Ardinger Family Partnership, Ltd., dated February 27, 2009. (25)

10.45	Second Amendment to Amended and Restated Security Agreement by and among Ardinger Family Partnership, Ltd., ViewCast.com, Inc., Osprey Technologies, Inc. and VideoWare, Inc. (28)

10.46	Third Amendment to Amended and Restated Security Agreement by and among Ardinger Family Partnership, Ltd., ViewCast.com, Inc., Osprey Technologies, Inc. and VideoWare, Inc. (29).

10.47	Subscription agreement by and between ViewCast.com, Inc. and John J. Scamardella, dated December 30, 2010. (30)

10.48	Subscription agreement by and between ViewCast.com, Inc. and Stuart Barab, dated December 30, 2010. (30)

10.49	Subscription agreement by and between ViewCast.com, Inc. and Lionel L. Dace, dated December 30, 2010. (30)

10.50	Subscription agreement by and between ViewCast.com, Inc. and John A. Doyle, dated December 30, 2010. (30)

10.51	Subscription agreement by and between ViewCast.com, Inc. and Diana L. Brandenburg, dated December 30, 2010. (30)

10.52	Subscription agreement by and between ViewCast.com, Inc. and David W. Brandenburg, dated December 30, 2010. (30)

10.53	Fourth Amendment to Amended and Restated Security Agreement by and among Ardinger Family (31)

10.54	Preferred Stock Exchange Agreement, dated May 4, 2011, by and between the Company and H.T. Ardinger Jr., Ardinger Family Partnership, Ltd., Adkins Family Partnership, Ltd. and RDB Limited. (32)

10.55	Employment Agreement by and between ViewCast.com, Inc. and John C. Hammock effective December 14, 2011. (33)

10.56	Fifth Amendment to Second Amended and Restated Loan and Security Agreement (34).

10.57	Form of Indemnification Agreement (36).

10.58	Subscription agreement by and between ViewCast.com, Inc. and David W. Brandenburg, dated December 27, 2011. *

10.59	Subscription agreement by and between ViewCast.com, Inc. and Diana L. Brandenburg, dated December 27, 2011. *

10.60	Subscription agreement by and between ViewCast.com, Inc. and John C. Hammock, dated December 27, 2011. *

10.61	Subscription agreement by and between ViewCast.com, Inc. and Laurie L. Latham, dated December 27, 2011. *

10.62	Subscription agreement by and between ViewCast.com, Inc. and Lance E. Ouelette, dated December 27, 2011. *

10.63	Subscription agreement by and between ViewCast.com, Inc. and Christina K. Hanger, dated December 27, 2011. *

10.64	Subscription agreement by and between ViewCast.com, Inc. and George C. Platt, dated December 27, 2011. *

10.65	Subscription agreement by and between ViewCast.com, Inc. and John Scamardella, dated December 27, 2011. *

10.66	Subscription agreement by and between ViewCast.com, Inc. and Stuart Barab, dated December 27, 2011. *

10.67	Subscription agreement by and between ViewCast.com, Inc. and Richard Molinsky, dated December 27, 2011. *

10.68	Subscription agreement by and between ViewCast.com, Inc. and Kevin D. and Cathy D. Towery, dated December 27, 2011. *

10.69	Subscription agreement by and between ViewCast.com, Inc. and Lionel L. Dace, dated December 27, 2011. *

21.1	Subsidiaries of ViewCast.com, Inc. (1)

23.1	Consent of BKD, LLP*

31.1	Rule 13a-14(a)/15d-14(a) Certifications *

32.1	Statement 1350 Certifications *

101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets at December 31, 2010 and September 30, 2011 (Unaudited), (ii) Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2010 and 2011 (Unaudited), (iii) Condensed Consolidated Statement of Stockholders’ Equity (Deficit) for the Nine Months Ended September 30, 2011 (Unaudited), (iv) Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2010 and 2011 (Unaudited) and (v) Notes to the Condensed Consolidated Financial Statements. (37)

*	Filed herewith.
(1)	Incorporated by reference to the Registration Statement on Form SB-2 and all amendments thereto as declared effective on February 4, 1997
(2)	Incorporated by reference to Form 8-K filed March 15, 1999.
(3)	Incorporated by reference to Form 10-KSB filed March 26, 1999.
(4)	Incorporated by reference to Form S-3 filed June 30, 2000.
(5)	Incorporated by reference to Form 8-K filed January 23, 2002.
(6)	Incorporated by reference to Form 10-K filed April 16, 2002.
(7)	Incorporated by reference to Form 8-K filed October 25, 2002.
(8)	Incorporated by reference to Form 10-QSB filed November 14, 2003.
(9)	Incorporated by reference to Form 8-K filed March 25, 2005.
(10)	Incorporated by reference to Form 8-K filed March 25, 2005.
(11)	Incorporated by reference to Form 8-K filed April 21, 2005.
(12)	Incorporated by reference to Form 8-K filed July 18, 2005.
(13)	Incorporated by reference to Form 8-K filed July 27, 2005.
(14)	Incorporated by reference to Appendix A to Proxy Statement filed September 9, 2005.
(15)	Incorporated by reference to Appendix B to Proxy Statement filed September 9, 2005.
(16)	Incorporated by reference to Form 8-K filed October 17, 2005.
(17)	Incorporated by reference to Form 8-K filed January 17, 2006.
(18)	Incorporated by reference to Form 8-K filed March 23, 2006.
(19)	Incorporated by reference to Form 8-K filed November 2, 2006.
(20)	Incorporated by reference to Form 8-K filed December 15, 2006.
(21)	Incorporated by reference to Form 10-KSB/A filed April 30, 2007.
(22)	Incorporated by reference to Form 8-K filed July 6, 2007.
(23)	Incorporated by reference to Form 8-K filed September 5, 2007.
(24)	Incorporated by reference to Form 8-K filed November 4, 2008.
(25)	Incorporated by reference to Form 8-K filed March 5, 2009.
(26)	Incorporated by reference to Form 8-K filed March 23, 2009.
(27)	Incorporated by reference to Form 10-KSB filed March 30, 2004.
(28)	Incorporated by reference to Form 8-K filed August 5, 2009.
(29)	Incorporated by reference to Form 8-K filed March 15, 2010.
(30)	Incorporated by reference to Form 8-K not yet filed.
(31)	Incorporated by reference to Form 8-K filed April 4, 2011.
(32)	Incorporated by reference to Form 8-K filed May 6, 2011.
(33)	Incorporated by reference to Form 8-K filed December 15, 2011.
(34)	Incorporated by reference to Form 8-K filed January 5, 2012.
(35)	Incorporated by reference to Form 8-K filed January 20, 2012
(36)	Incorporated by reference to Form 8-K filed March 8, 2012
(37)	In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as set forth by specific reference in such filings.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date	ViewCast.com, Inc.
April 2, 2012	By:	/s/ Laurie L. Latham
Laurie L. Latham Chief Financial Officer and Senior Vice President of Finance and Administration

POWER OF ATTORNEY

Know all people by these presents, that each person whose signature appears below constitutes and appoints John C. Hammock and Laurie L. Latham, and each of them, his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any amendments to this annual report on Form 10-K, and to file the same, with all exhibits thereto, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully and to all intents and purposes as he or she might or could do in person, hereby confirming all that said attorneys-in-fact and agents or either of them, or his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

April 2, 2012	By:	/s/ John C. Hammock
John C. Hammock
Director and Chief Executive Officer (Principal Executive Officer)

April 2, 2012	By:	/s/ Laurie L. Latham
Laurie L. Latham
Chief Financial Officer and Senior Vice President of Finance and Administration (Principal Accounting and Financial Officer)

April 2, 2012	By:	/s/ George C. Platt
George C. Platt
Director

April 2, 2012	By:	/s/ Joseph W. Autem
Joseph W. Autem
Director

April 2, 2012	By:	/s/ Lance E. Ouellette
Lance E. Ouellette
Director

April 2, 2012	By:	/s/ John W. Slocum, Jr.
John W. Slocum, Jr.
Director

April 2, 2012	By:	/s/ David W. Brandenburg
David W. Brandenburg
Director

April 2, 2012	By:	/s/ Christina K. Hanger
Christina K. Hanger
Director

EXHIBIT INDEX FOR DOCUMENTS FILED WITH THIS REPORT

Exhibit No.	Description of Exhibit

10.58	Subscription agreement by and between ViewCast.com, Inc. and David W. Brandenburg, dated December 27, 2011.

10.59	Subscription agreement by and between ViewCast.com, Inc. and Diana L. Brandenburg, dated December 27, 2011.

10.60	Subscription agreement by and between ViewCast.com, Inc. and John C. Hammock, dated December 27, 2011.

10.61	Subscription agreement by and between ViewCast.com, Inc. and Laurie L. Latham, dated December 27, 2011.

10.62	Subscription agreement by and between ViewCast.com, Inc. and Lance E. Ouelette, dated December 27, 2011.

10.63	Subscription agreement by and between ViewCast.com, Inc. and Christina K. Hanger, dated December 27, 2011.

10.64	Subscription agreement by and between ViewCast.com, Inc. and George C. Platt, dated December 27, 2011.

10.65	Subscription agreement by and between ViewCast.com, Inc. and John Scamardella, dated December 27, 2011.

10.66	Subscription agreement by and between ViewCast.com, Inc. and Stuart Barab, dated December 27, 2011.

10.67	Subscription agreement by and between ViewCast.com, Inc. and Richard Molinsky, dated December 27, 2011.

10.68	Subscription agreement by and between ViewCast.com, Inc. and Kevin D. and Cathy D. Towery, dated December 27, 2011.

10.69	Subscription agreement by and between ViewCast.com, Inc. and Lionel L. Dace, dated December 27, 2011.

23.1	Consent of BKD, LLP

31.1	Rule 13a-14(a)/15d-14(a) Certifications

32.1	Section 1350 Certifications