Form 10-Q
period 2012-03-31
VIEWCAST COM INC
filed 2012-05-15
CIK 921313

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2012

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

As of May 9, 2012, there were 62,350,009 outstanding shares of common stock, par value $0.0001 per share.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-Q (“Report”) under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Report constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements regarding ViewCast’s expectations, beliefs, hopes, intentions or strategies regarding the future. These statements involve known and unknown risks, uncertainties, and other factors that may cause ViewCast or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, product demand and market acceptance risks, the impact of competitive products and pricing, product development, commercialization and technological difficulties, capacity and supply constraints or difficulties, general business and economic conditions, the availability of sufficient working capital, the ability to service our debt, continued losses, the ability to successfully integrate acquired operations, the effect of our accounting policies and other risks detailed in our Annual Report on Form 10-K for the year ended December 31, 2011, as amended by Amendment No. 1 thereto, and other filings with the Securities and Exchange Commission.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

VIEWCAST.COM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	March 31,
	2011	2012
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$319,908	$476,790
Accounts receivable, less allowance for doubtful accounts of $22,292 and $28,135 at December 31, 2011 and March 31, 2012, respectively	1,632,239	1,918,227
Inventories, net	2,708,081	2,539,178
Prepaid expenses	134,799	245,568
Assets held for sale	534,907	—

Total current assets	5,329,934	5,179,763

Property and equipment, net	251,848	249,911
Capitalized software development costs, net	266,713	212,641
Receivable from sale of assets	—	227,531
Intangible assets, net	108,962	106,480
Deposits	84,770	29,906

Total assets	$6,042,227	$6,006,232

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Line of credit	$335,641	$838,861
Accounts payable	834,185	685,194
Accrued expenses and other current liabilities	1,110,938	1,040,926
Current maturities of long-term debt and stockholder notes payable	171,525	234,641
Liabilities related to assets held for sale	250,837	—

Total current liabilities	2,703,126	2,799,622

Long-term debt, less current maturities	32,152	21,686
Stockholder notes payable, less current maturities	5,541,448	5,477,181

Total liabilities	8,276,726	8,298,489

Stockholders’ deficit:
Preferred stock, $0.0001 par value, authorized 5,000,000 shares:
Series E convertible—issued and outstanding shares—80,000—liquidation value of $107 per share as of December 31, 2011 and March 31, 2012 respectively	8	8
Common stock, $.0001 par value, authorized 200,000,000 shares; issued shares—59,768,846 and 62,611,506 at December 31, 2011 and March 31, 2012, respectively	5,977	6,261
Additional paid-in capital	73,205,369	73,552,433
Accumulated deficit	(75,433,947)	(75,839,053)
Treasury stock, 261,497 shares at cost	(11,906)	(11,906)

Total stockholders’ deficit	(2,234,499)	(2,292,257)

Total liabilities and stockholders’ deficit	$6,042,227	$6,006,232

The accompanying notes are an integral part of these condensed consolidated statements.

VIEWCAST.COM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months ended
	March 31,
	2011	2012
Net revenue	$3,478,681	$3,388,809

Cost of revenue	1,318,201	1,305,873

Gross profit	2,160,480	2,082,936

Operating expenses:
Selling, general and administrative	1,628,657	1,383,739
Research and development	815,957	857,846
Depreciation and amortization	132,695	115,992

Total operating expenses	2,577,309	2,357,577

Operating loss	(416,829)	(274,641)

Other income (expense):
Interest expense (including $18,241 and $27,907 to related parties)	(43,963)	(48,895)
Interest income	417	24
Other	2,403	—

Total other expense, net	(41,143)	(48,871)

Loss from continuing operations	(457,972)	(323,512)

Net loss from discontinued operations	(332,813)	(81,594)

NET LOSS	$(790,785)	$(405,106)

Preferred stock dividends	(205,000)	—

Net loss applicable to common stockholders	$(995,785)	$(405,106)

Net loss per common share (basic and diluted):
Continuing operations	$(0.02)	$(0.01)
Discontinued operations	$(0.01)	$(0.00)

Net loss	$(0.03)	$(0.01)

Weighted average number of common shares outstanding
Basic and Diluted	39,016,318	61,407,011

The accompanying notes are an integral part of these condensed consolidated statements.

VIEWCAST.COM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2012

(UNAUDITED)

	Series E
	Convertible				Additional			Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Treasury	Stockholders’
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Stock	Equity (Deficit)
Balances, December 31, 2011	80,000	$8	59,768,846	$5,977	$73,205,369	$(75,433,947)	$(11,906)	$(2,234,499)

Stock based compensation expense	—	—	—	—	27,348	—	—	27,348

Stock and warrants issued in private placement	—	—	2,842,660	284	319,716	—	—	320,000

Net loss	—	—	—	—	—	(405,106)	—	(405,106)

Balances, March 31, 2012	80,000	$8	62,611,506	$6,261	$73,552,433	$(75,839,053)	$(11,906)	$(2,292,257)

The accompanying notes are an integral part of this condensed consolidated statement.

VIEWCAST.COM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the three months ended
	March 31,
	2011	2012
Operating activities:
Net loss	$(790,785)	$(405,106)
Net loss from discontinued operations	(332,813)	(81,594)

Net loss from continuing operations	(457,972)	(323,512)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	(55,218)	11,751
Depreciation of property and equipment	71,876	55,359
Amortization of software and intangible assets	100,124	60,633
Stock based compensation expense	38,733	27,348
(Gain) loss on sale of assets	(2,398)	2,047
Changes in operating assets and liabilities:
Accounts receivable	407,967	(297,738)
Inventories	(496,571)	168,903
Prepaid expenses	(44,869)	(110,769)
Deposits	(55,101)	54,864
Assets and liabilities held for sale, net	—	7,466
Accounts payable	252,372	(148,991)
Accrued expenses and other current liabilities	292,785	(70,012)

Net cash used in operating activities	(281,085)	(644,245)

Investing activities:
Capitalized software development costs and patents	(71,609)	(4,080)
Purchase of property and equipment	(65,814)	(53,422)
Proceeds from sale of assets	2,398	47,026

Net cash used in investing activities	(135,025)	(10,476)

Financing activities:
Proceeds from sale of common stock and warrants	—	320,000
Net proceeds (payment) from (to) line of credit	(616,702)	503,220
Repayments of long-term debt including $42,845 to related party in 2011	(49,413)	(11,617)

Net cash provided by (used in) financing activities	(666,115)	811,603

Net increase (decrease) in cash and cash equivalents	(1,082,225)	156,882
Cash and cash equivalents, beginning of period	1,648,476	319,908

Cash and cash equivalents, end of period	$566,251	$476,790

The accompanying notes are an integral part of these condensed consolidated statements.

ViewCast.com, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

1. Basis of Presentation and Liquidity

The accompanying consolidated interim unaudited financial statements include the accounts of ViewCast.com, Inc. doing business as ViewCast Corporation and its wholly-owned subsidiaries, VideoWare, Inc., Osprey Technologies, Inc., ViewCast Solutions, Inc. p/k/a Ancept Corporation, and ViewCast Technology Services Corporation (collectively, ViewCast or the Company). The Company develops industry-leading hardware and software for the capture, management, transformation and delivery of digital media over IP and mobile networks. ViewCast’s solutions simplify the complex workflows required for these tasks, allowing broadcasters, businesses, and governments to reach and expand their use and distribution of their digital media easily and effectively. ViewCast’s Niagara® streaming appliances and Osprey® video capture cards provide the highly reliable technology required to deliver the multi-platform experiences driving today’s digital media market. ViewCast markets and sells its products and professional services worldwide directly to end-users or through indirect channels including original equipment manufacturers (“OEMs”), value-added resellers (“VARs”), resellers, distributors and computer system integrators.

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

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included for the three month period ended March 31, 2012. The condensed consolidated balance sheet of the Company as of December 31, 2011 has been derived from the audited consolidated balance sheet as of that date. The results for the three month period ended March 31, 2012 are not necessarily indicative of the results that may be expected for the full year. The unaudited financial statements included in this filing should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s annual report on Form 10-K, as amended by Amendment No. 1 there to, for the year ended December 31, 2011.

During the first quarter of 2012, ViewCast incurred a net loss of $405,106 and additional net cash used in operations of $239,139. At March 31, 2012, the Company had working capital of $2,380,141 and cash and cash equivalents of $476,790. The Company expects to obtain additional working capital by increasing revenue, maintaining reduced operating expenses, borrowing on its line of credit and through other initiatives that may include raising additional capital. The Company believes that these items will provide sufficient cash to fund operations for the next 12 months, however, the Company may require additional working capital during 2012 to support operations and the expansion of sales channels and market distribution, to develop and introduce new products and services, to enhance existing product offerings, to address unanticipated competitive threats or technical problems, to transition adverse economic conditions and for potential acquisition transactions. There can be no assurance that additional financing will be available to the Company on acceptable terms, or at all. Additional equity financing may involve substantial dilution to its then existing stockholders. In the event the Company is unable to raise additional capital or execute other alternatives, it may be required to sell segments of the business, or substantially reduce or curtail its activities. Such actions could result in charges that could be material to ViewCast’s results of operations or financial position.

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

ViewCast.com, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements — Continued

Changes in the Company’s allowance for doubtful accounts for the three months ended March 31, 2011 and 2012 are as follows:

	For the three months ended
	March 31,
	2011	2012
	(Unaudited)	(Unaudited)
Beginning balance	$67,436	$22,292
Bad debt expense (recoveries)	(46,218)	11,751
Uncollectible accounts written off	—	(5,908)

Ending balance	$21,218	$28,135

3. Inventories

Inventories consisted of the following:

	December 31,	March 31,
	2011	2012
		(Unaudited)
Purchased materials	$1,369,041	$1,756,405
Finished goods	1,596,877	1,040,610
Reserve	(257,837)	(257,837)

	$2,708,081	$2,539,178

4. Sale of Ancept Assets and Contingent Consideration

On January 15, 2012, ViewCast completed the sale of certain assets from Ancept Corporation (the “Ancept Assets”) related to the development and licensing of the VMp software products that provide the management of the life cycle phases of digital media pursuant to the terms of the Asset Purchase Agreement dated January 13, 2012, by and between ViewCast, Ancept Corporation, Genus Technologies LLC and its subsidiary. ViewCast’s wholly-owned subsidiary, Ancept Corporation, was renamed ViewCast Solutions, Inc. (“VSI”) and no longer operates this business. The Ancept Assets are classified as held for sale at December 31, 2011, and the assets and liabilities are included in the respective current assets and liabilities sections of the Consolidated Balance Sheet.

Upon the terms and subject to the conditions of the Purchase Agreement, the buyer has agreed to pay an earn-out payment as follows: until the earlier of paying VSI $650,000 or January 15, 2017 (the “Earn-Out Period”), the buyer shall pay VSI on a quarterly basis a percentage of the net license fees, subscription fees and similar revenues paid or payable to the buyer or otherwise earned by buyer with respect to the software sold from Ancept to the buyer (“Net Software License Revenue”). The buyer agreed to pay VSI (i) 20% of the Software License Revenue from sales opportunities in the pipeline on January 15, 2012 and from post-closing referrals from ViewCast plus (ii) 10% of Net Software License Revenue, up to a maximum of $400,000, generated from buyer’s customers not derived from ViewCast. Prior to January 15, 2014, the buyer may terminate the earn-out payment obligations by paying VSI $400,000 which amount shall not be reduced by any prior earn-out payments. On or after January 15, 2014 until the end of the Earn-Out Period, Buyer may terminate the earn-out payment obligations by paying Ancept $650,000 less any prior earn-out payments. The buyer also assumed specified liabilities related to the Ancept Assets and paid 47,026 in cash to VSI.

Proceeds from the sale totaled $592,976 comprised of the following: cash of $47,026, receivable for future earn out consideration of $227,531, and liabilities assumed by the buyer of $318,419. The carrying value of the reporting unit approximated the proceeds received on the date of the transaction; as a result, a loss of $2,047 was recorded on the sale. Management recorded the contingent earn out consideration at estimated fair value determined using discounted estimated future cash flows. Subsequent to the sale, proceeds received under the arrangement will be applied to the carrying value of the asset.

ViewCast.com, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements — Continued

The following table provides a detail of the net assets held for sale as of December 31, 2011:

December 31,
2011
Assets:
Accounts receivable	$67,086
Prepaid expenses	4,381
Property and equipment, net	17,415
Deposit	3,250
Capitalized software development cost, net	442,775

Total assets	534,907

Liabilities related to assets held for sale	250,837

Net assets held for sale	$284,070

The net loss from discontinued operations related to the Ancept for the three months ended March 31, 2011 and 2012 are as follows:

	For the Three Months ended March 31,
	2011	2012
	(Unaudited)	(Unaudited)
Net revenue	$230,638	$22,255
Cost of revenue	230,670	39,057

Gross profit	(32)	(16,802)
Operating expenses	332,781	62,745
Loss on sale of assets	—	2,047

Net loss from discontinued opertaions	$(332,813)	$(81,594)

5. Intangible Assets

Intangible assets consisted of the following:

		December 31, 2011		March 31, 2012
				(Unaudited)
	Average life	Gross carrying	Accumulated	Gross carrying	Accumulated
	(years)	amount	amortization	amount	amortization
Non-compete agreements	3	$24,000	$22,387	$24,000	$22,721
Patents	3 - 7	145,897	38,548	145,898	40,697

		$193,897	$83,322	$169,898	$63,418

ViewCast.com, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements — Continued

Future amortization expense associated with these intangible assets is as follow:

Nine months ending December 31, 2012	$7,716
Year ending December 31, 2013	8,583
Year ending December 31, 2014	8,583
Year ending December 31, 2015	8,583
Year ending December 31, 2016	8,583
Thereafter	64,432

$106,480

6. Accrued Expenses

Accrued expenses consisted of the following:

	December 31,	March 31,
	2011	2012
		(Unaudited)
Accrued stockholder interest	$27,906	$55,813
Accrued compensation	310,500	324,118
Accrued warranty	135,708	142,396
Accrued inventory purchases	59,577	44,936
Customer deposits	135,597	126,994
Deferred rent	25,341	33,152
Deferred revenue	260,638	224,458
Accrued taxes and other	155,671	89,059

	$1,110,938	$1,040,926

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

The following table shows the changes in accrued warranty expense for the three months ended March 31, 2011 and 2012:

	For the three months ended
	March 31,
	2011	2012
	(Unaudited)	(Unaudited)
Beginning balance	$155,918	$135,708
Additions	87,085	27,763
Usage	(13,370)	(21,075)

Ending balance	$229,633	$142,396

ViewCast.com, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements — Continued

8. Property and Equipment

Property and equipment, at cost, consisted of the following:

	Estimated
	Useful Life	December 31,	March 31,
	(Years)	2011	2012
			(Unaudited)
Computer equipment	2 to 7	$568,898	$568,898
Software	3 to 5	104,500	104,500
Leasehold improvements	1 to 5	174,429	174,429
Office furniture and equipment	5 to 7	1,405,560	1,458,982

		2,253,387	2,306,809
Less accumulated depreciation and amortization		(2,001,539)	(2,056,898)

		$251,848	$249,911

9. Line of Credit

On June 29, 2007, the Company entered into a Purchase and Sale Agreement/Security Agreement (the “Agreement”) with Amegy Bank National Association (“Amegy”), a national banking association. The Agreement provides the Company with an accounts receivable loan facility to provide a source of working capital with advances generally limited to 85% of submitted accounts receivable. Upon collection of an account receivable, the remaining fifteen percent is rebated to the Company less the Agreement’s fixed and variable discounts. The fixed discount equals 0.2% of the account receivable for the first 15 days the account receivable is outstanding plus an additional 0.2% for each additional 15 day period, up to 1.2% for receivables 76 to 90 days outstanding. The variable discount is calculated for each day that the amount advanced by Amegy is outstanding until repaid by collection of the account receivable and equals the prime rate plus 1.5% divided by 360 multiplied by the advance amount for each account receivable. The borrowing line under this facility is $1,000,000, reviewed as growth of business dictates. To secure the amounts due under the agreement, the Company granted Amegy a security interest in all of its assets owned as of the date of the agreement or thereafter acquired. The Company had $335,641 and $838,861 outstanding as of December 31, 2011 and March 31, 2012, respectively, under this facility. There is no expiration date to the agreement.

10. Long-Term Debt

Since October 1998, the Company has maintained a credit facility with an entity controlled by one of its principal stockholders, Mr. H.T. Ardinger. Most recently, ViewCast.com, Inc., Osprey Technologies, Inc. and VideoWare, Inc. (jointly and severally, “the Borrower”) amended the terms and conditions of the loan and security agreement with the Ardinger Family Partnership, Ltd. on December 30, 2011, to be effective as of October 1, 2011. Under the amended terms any amounts outstanding of the primary principal amount and secondary principal amount mature December 31, 2014, subject to certain earlier payment conditions. The interest on the primary principal amount will accrue based on an interest rate per annum which is the greater of 5.0% or the effective prime rate plus 0.75% (5.00% as of December 31, 2011 and March 31, 2012, respectively). Interest on the secondary principal shall accrue based on the effective Applicable Federal Rate, as defined in the agreement, (1.27% and 0.19%) as of December 31, 2011 and March 31, 2012, respectively). The amendment defers the payment of the accrued interest on the unpaid primary and secondary principal amounts from October 1, 2011 through March 31, 2012. Beginning April 30, 2012, payment of such accrued interest will be paid in three approximately equal monthly payments. The amended terms call for interest accruing after March 31, 2012 to be paid monthly; and beginning July 31, 2012, minimum monthly principal payments of $21,422, in addition to the monthly interest payments. Accrued interest was $27,906 and $55,813 at December 31, 2011 and March 31, 2012, respectively. The amended note agreement is secured by all the assets of the Borrower.

ViewCast.com, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements — Continued

The Company’s long-term debt consisted of:

	December 31, 2011	March 31, 2012
		(Unaudited)
Outstanding Primary Principal Amount	$1,078,621	$1,078,621
Outstanding Secondary Principal Amount	4,591,361	4,591,361
Other debt	75,143	63,526

Total long-term debt	5,745,125	5,733,508
Less current maturities	(171,525)	(234,641)

Total long-term debt less current maturities	$5,573,600	$5,498,867

Other debt consists of capital leases for equipment.

11. Earnings Per Share Data

Basic earnings per share is calculated by dividing net income or loss applicable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is calculated by using the weighted-average number of common shares outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the dilutive potential shares of common stock had been issued. Dilutive potential shares of common stock include convertible preferred stock, options and warrants. The potential dilution for options and warrants is based on the average market price during the period. The average market price of the common stock was $0.1847 during the three months ended March 31, 2012. For periods presented, the computation of diluted loss per share excludes the portion of convertible preferred stock, options and warrants that are anti-dilutive.

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2011	2012
	(Unaudited)	(Unaudited)
Loss from continuing operations	$(457,972)	$(323,512)
Preferred stock dividends	(205,000)	—

Net loss from continuing operations applicable to common stockholders	$(662,972)	$(323,512)

Net loss from discontinued operations	(332,813)	(81,594)

Net loss applicable to common stockholders—numerator for basic and diluted loss per share	$(995,785)	$(405,106)

Weighted—average common shares and dilutive potential common shares outstanding—denominator for dilluted earning per share	39,016,318	61,407,011
Net loss per common share (basic and diluted):
Continuing operations	$(0.02)	$(0.01)
Discontinued operations	$(0.01)	$(0.00)

Net loss	$(0.03)	$(0.01)

ViewCast.com, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements — Continued

Anti-dilutive securities excluded from diluted earnings per share:
Stock options	4,493,085	4,443,335
Private warrants	—	5,196,738
Convertible preferred stock—Series B	2,206,896	—
Convertible preferred stock—Series C	3,333,333	—
Convertible preferred stock—Series E	13,333,333	16,000,000

12. Stock-Based Compensation

The Company has various stock-based employee compensation plans, which are described more fully in Note 10 of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, as amended by Amendment No. 1 thereto.

Stock-based compensation expense was $38,733 and $27,348 for the three months ended March 31, 2011 and March 31, 2012, respectively. There were 100,000 new options granted by the Company during the three months ended March 31, 2012. Stock-based compensation expense is based on awards ultimately expected to vest and has been reduced for estimated forfeitures.

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

At March 31, 2012, the balance of unearned stock-based compensation to be expensed in future periods related to unvested share-based awards, as adjusted for expected forfeitures, was approximately $233,000. The weighted-average period over which the unearned stock-based compensation is expected to be recognized is approximately two years.

The following table is a summary of stock option activity from January 1, 2012 through March 31, 2012:

	Stock Options
			Weighted-
			Average
	Number	Exercise Price	Exercise Price
	of Shares	Per Share	Per Share
Outstanding at December 31, 2011	4,423,335	$0.13 - $0.62	$0.31
Granted	100,000	0.21	0.21
Canceled/forfeited	(60,000)	0.29 - 0.33	0.29

Outstanding at March 31, 2012	4,463,335	$0.13 - $0.62	$0.31

The following information applies to options outstanding at March 31, 2012:

		Weighted-
		Average	Weighted-		Weighted-
Range of	Outstanding at	Remaining	Average	Exercisable at	Average
Exercise	March 31,	Contractual	Exercise	March 31,	Exercise
Prices	2012	Life	Price	2012	Price
$0.01 - 0.19	820,000	5.6	$0.16	462,917	$0.16
0.20 - 0.29	1,286,835	4.8	$0.26	789,335	$0.26
0.30 - 0.39	1,452,500	5.1	$0.35	912,986	$0.34
0.40-0.49	894,000	2.2	$0.47	894,000	$0.47
0.60-0.69	10,000	1.5	$0.62	10,000	$0.62

	4,463,335	4.6	$0.31	3,069,238	$0.33

ViewCast.com, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements — Continued

13. Income Taxes

At December 31, 2011 the Company has federal income tax net operating loss carryforwards of approximately $64,000,000, which expire at various dates beginning in 2017. The Company is subject to limitations existing under Internal Revenue Code Section 382 (Change of Control) relating to the availability of the operating loss carryforward. The Company recognized no federal income tax benefit in the first quarter of 2012 as it has recorded a valuation allowance to reduce all deferred tax assets to zero.

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

ViewCast.com, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements — Continued

Common Stock

In January 2012, the Company received net proceeds of $320,000 from private placement units subscribed for on December 27, 2011 of 2,842,660 shares of Common Stock and warrants to purchase 2,842,660 shares of Common Stock. The purchase price per share of a private placement unit was $0.1125707, which was the weighted average closing price for the five trading days immediately prior to December 27, 2011. The warrants have an exercise price of $0.1238278 per share of Common Stock with an expiration date of December 31, 2014.

Warrants

At December 31, 2011 and March 31, 2012, the Company had outstanding warrants to purchase 3,775,408 and 6,618,068 shares of Common Stock, respectively, with an exercise price of $0.1238278 per share of Common Stock and expiration date of December 31, 2014.

15. Fair Value of Financial Instruments

The Company believes that the carrying amount of its financial instruments, which include cash equivalents, accounts receivable, accounts payable, short-term debt and accrued expenses, approximate fair value due to the short-term maturities of these instruments. The Company also has long-term debt with its primary shareholder.

16. Related Party Transactions

As discussed in Note 10, the Company has an outstanding note payable to the Ardinger Family Partnership, Ltd., an entity controlled by its largest stockholder, Mr. H.T. Ardinger, Jr.

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

The following Investors have a relationship to the Company and subscribed for the following number of shares of Common Stock and Warrants exercisable into the same number of shares of Common Stock:

David W. Brandenburg RIRA – 888,331 shares

Diana L. Brandenburg RIRA – 888,331 shares

John C. Hammock – 888,331 shares

Laurie L. Latham – 888,331 shares

Lance E. Ouellette – 888,331 shares

Christina K. Hanger – 222,083 shares

George C. Platt – 177,667 shares

Messrs. Brandenburg, Hammock, Ouellette and Platt and Ms. Hanger are directors of the Company, Mr. Hammock is the President and Chief Executive Officer of the Company and Ms. Latham is the Chief Financial Officer and Senior Vice President of Finance and Administration of the Company. They acquired the shares of Common Stock on the same terms as the other five Investors. Mr. Ouellette is the stepson of H.T. Ardinger, Jr., a principal stockholder of the Company. There are no additional material relationships between the Company and the Investors aside from entering into the Subscription Agreements. Each of the Investors was an “accredited investor” at the time of their investment as defined under Rule 501 promulgated pursuant to the Securities Act of 1933, as amended (the “Securities Act”), and the shares of Common Stock and the Warrants were issued pursuant to Rule 506 promulgated pursuant to the Securities Act.

ViewCast.com, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements — Continued

17. Current Economic Conditions

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

In addition, given the volatility of current economic conditions, the values of assets and liabilities recorded in the financial statements could change rapidly, resulting in material future adjustments in allowances for accounts receivable, inventory and valuation of intangibles.

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

Overview

ViewCast.com, Inc., doing business as ViewCast Corporation (“ViewCast”), develops industry-leading hardware and software for the capture, management, transformation and delivery of digital media over IP and mobile networks. ViewCast’s solutions simplify the complex workflows required for these tasks, allowing broadcasters, businesses, and governments to reach and expand their use and distribution of their digital media easily and effectively. ViewCast’s Niagara® streaming appliances and Osprey® video capture cards provide the highly reliable technology required to deliver the multi-platform experiences driving today’s digital media market. ViewCast markets and sells its products and professional services worldwide directly to end-users or through indirect channels including original equipment manufacturers (“OEMs”), value-added resellers (“VARs”), resellers, distributors and computer system integrators. ViewCast is focused on growth by leveraging digital media market expansion and our product solutions to capitalize on sales opportunities. We believe that emphasis on revenue and market share growth will enable us to realize long-term profitability and stockholder value.

On January 15, 2012, ViewCast completed the sale of the Ancept Assets related to the development and licensing of VMp software products that provide management of the life cycle phases of digital media pursuant to the terms of the Asset Purchase Agreement dated January 13, 2012, by and between ViewCast, Ancept Corporation and Genus Technologies LLC and its subsidiary. ViewCast’s wholly-owned subsidiary, Ancept Corporation, was renamed ViewCast Solutions, Inc. and no longer operates this business.

Critical Accounting Policies

Management’s discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). We review the accounting policies we use in reporting our financial results on a regular basis. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. We evaluate our estimates on an on-going basis, including those related to accounts receivable, inventories, warranty obligations, income taxes, restructuring and contingencies and litigation. Our estimates are based on historical experience and other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. In addition to the items listed above which are affected by estimates, we believe that the following are critical accounting policies used in the preparation of our consolidated financial statements:

•

Revenue Recognition—We apply provisions of Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements as revised by SAB 104, Revenue Recognition, FASB ASC 605, “Revenue Recognition” and FASB ASC 985, “Software”. Under these guidelines, we recognize revenue on transactions where persuasive evidence of an arrangement exists, title has transferred, product payment is not contingent upon performance of installation or service obligations, the price is fixed or determinable and payment is reasonably assured. We accrue warranty costs and sales allowances for promotional activities at time of shipment based on historical experience. In addition, we defer revenue associated with maintenance and support contracts and recognize revenue ratably over the contract term.

•

Allowance for Doubtful Accounts—We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers or distribution partners were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

ViewCast.com, Inc. and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

•

Excess and Obsolete Inventories—We record allowance for estimated obsolescence and unmarketable inventory equal to the difference between the cost of the inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less than those projected by management, additional write-downs may be required.

•

Reporting for Discontinued Operations / Assets Held for Sale—In accordance with FASB ASC 205-20, “Presentation of Financial Statements—Discontinued Operations”, assets held for sale are reported separately on the Balance Sheet by class of asset and/or liability, not as a single net amount, and these new line items are reclassified on the face financial statements (Balance Sheet) for the prior year(s). The net income or loss from the operations of the assets held for sale are reported separately on the Income Statement, located below Income from Continuing Operations and above any Extraordinary Items; and similar to the Balance Sheet presentation, the prior year(s) are also reclassified. Additionally, where any of these items affect the Statement of Cash Flow and/or Shareholders’ Equity, those items will be a new line item on the face of those financial statements and they will also be reclassified for prior year(s).

Results of Operations

Three Months Ended March 31, 2012 compared to

Three Months Ended March 31, 2011.

Net Sales. During the three months ended March 31, 2012, net sales decreased $89,872 to $3,388,809 from $3,478,681 in the first quarter 2011, representing a 3% decrease. The decrease was principally due to lower Niagara® system revenue compared to the prior period in the Europe, Middle East and Africa (“EMEA”) region. For the 2012 year, we expect annual sales growth over 2011 subject to the volatile economic conditions, especially in the EMEA region.

Osprey Product Sales. During the three months ended March 31, 2012, Osprey sales decreased $5,017 to $2,006,416 from $2,011,433 in the first quarter 2011, representing a less than 1% decrease from the 2011 levels and 59.2% of total first quarter 2012 revenues, compared to 57.8% in 2011. Osprey sales were lower principally from a decrease in the EMEA region, and were partially offset by improvements in the North American and Latin American regions.

ViewCast Niagara® Streaming/Encoding System Sales. During the three months ended March 31, 2012, combined system sales decreased $101,520 to $1,318,964 from $1,420,484 in the first quarter 2011, representing a 7% decrease from the 2011 levels and 38.9% of total first quarter 2012 revenue, compared to 40.8% in 2011. This decrease in sales was primarily due to a decline in the EMEA sales region.

Other Revenues. During the three months ended March 31, 2012, other revenues increased $16,665 to $63,429 from $46,764 in the first quarter 2011, representing a 36% increase from the 2011 levels and 1.9% of total first quarter 2012 revenue, compared to 1.3% in 2011. This increase was primarily due to a $20,249 increase in revenues from product maintenance and support revenue.

Cost of Sales/Gross Profit. During the three months ended March 31, 2012, cost of sales decreased $12,328 to $1,305,873 from $1,318,201 in the first quarter 2011, representing an 1% decrease from the 2011 levels and 38.5% of total first quarter 2012 revenue, compared to 37.9% in 2011. Gross profit decreased $77,544 to $2,082,936 from $2,160,480 in the first quarter 2011, representing a 4% decrease from the 2011 levels and 61.5% of total first quarter 2012 revenue, compared to 62.1% in 2011. The decrease in gross profit margin was primarily due to a higher percentage of sales derived from the lower margin OEM system products versus the higher margin Osprey products.

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

ViewCast.com, Inc. and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Selling, General and Administrative Expenses. During the three months ended March 31, 2012, selling, general and administrative expenses decreased $244,918 to $1,383,739 from $1,628,657 in the first quarter 2011, representing a 15% decrease from the 2011 levels and 40.8% of total first quarter 2012 revenue, compared to 46.8% in 2011. The decrease is primarily due to lower sales and marketing expenses partially offset by increased legal expenses related to the sale of the Ancept assets.

Research and Development Expense. During the three months ended March 31, 2012, research and development expense, net of capitalized software development, increased $41,889 to $857,846 from $815,957 in the first quarter 2011, representing a 5% increase from the 2011 levels and 25.3% of total first quarter 2012 revenue, compared to 23.5% in 2011. Research and development expenses vary period to period depending on the number of product introductions planned and as new product prototypes, testing and certifications are completed.

Depreciation and Amortization Expense. During the three months ended March 31, 2012, depreciation and amortization expense decreased $16,703 to $115,992 from $132,695 in the first quarter 2011, representing a 13% decrease from the 2011 levels. The decrease was primarily due to lower capital expenditures in recent prior periods.

Other Income (Expense). During the three months ended March 31, 2012, total other expenses increased $7,728 to $48,871 from $41,143 in the first quarter 2011, representing a 19% increase from the 2011 levels. Interest expense for the three months ended March 31, 2012 increased $4,932 to $48,895 from $43,963 in the first quarter 2011, representing an 11% increase from the 2011 levels. The increase in interest expense is principally due to the increase in the average balance of our debt under the line of credit facility with Amegy Bank and under the stockholder notes payable. Interest income for the three months ended March 31, 2012 was nominal.

Net Income (Loss) from Continuing Operations. During the three months ended March 31, 2012, the net loss from continuing operations decreased $134,460 to a net loss of $323,512 from a net loss of $457,972 in the first quarter 2011. The decrease in net loss was mainly due to decreased operating expenses.

Net Loss from Discontinued Operations. During the partial three months ended March 31, 2012, the net loss from discontinued operations decreased $251,219 to a net loss of $81,594 from a net loss of $323,813 in the first quarter 2011 (see Note 3 to the Financial Statements). The Ancept Assets were sold effective January 15, 2012.

Net Loss. During the three months ended March 31, 2012, net loss decreased $358,679 to a net loss of $405,106 compared to a net loss of $790,785 in the first quarter 2011. The net loss per share applicable to the common shareholders for the first quarter of 2012 was ($0.01) per share. For the same period 2011, after increasing net loss for stated preferred dividends of $205,000, the net loss per share applicable to common shareholders was ($0.03) per share. The decrease Net Loss is primarily due to lower operating expenses from ongoing operations and the sale of discontinued operations and its related net losses.

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

Net cash used in operating activities for the three months ended March 31, 2012 was $644,245 resulting from a net loss from continuing operations of $323,512, plus the net loss from the discontinued operations of $81,594, and net cash used by changes in operating assets and liabilities of $396,277, which was partially offset by non-cash operating expense of $157,138. Cash used from changes in operating assets and liabilities was due to increased accounts receivable and prepaid expenses, and decreased account payable and accrued expenses and other current liabilities, which was partially offset by cash provided from decreased inventory, deposits, and net assets held for sale.

ViewCast.com, Inc. and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Cash used in investing activities during the three months ended March 31, 2012 totaled $10,476, consisting of cash from $47,026 of proceeds from the sale of assets, offset by cash used for $53,422 of property and equipment purchased and $4,080 of capitalized software development costs.

During the three months ended March 31, 2012, ViewCast’s financing activities provided cash of $811,603, of which $503,220 was from net proceeds from line of credit and $320,000 was from proceeds from the sale of common stock and warrants, which was partially offset by $11,617 cash used for repayment of long-term debt.

Since October 1998, the Company has maintained a credit facility with an entity controlled by one of its principal stockholders, Mr. H.T. Ardinger. Most recently, ViewCast.com, Inc., Osprey Technologies, Inc. and VideoWare, Inc. (jointly and severally, “the Borrower”) amended the terms and conditions of the loan and security agreement with the Ardinger Family Partnership, Ltd. on December 30, 2011, to be effective as of October 1, 2011. Under the amended terms any amounts outstanding of the primary principal amount and secondary principal amount mature December 31, 2014, subject to certain earlier payment conditions. The interest on the primary principal amount will accrue based on an interest rate per annum which is the greater of 5.0% or the effective prime rate plus 0.75% (5.00% as of December 31, 2011 and March 31, 2012, respectively). Interest on the secondary principal shall accrue based on the effective Applicable Federal Rate, as defined in the agreement, (1.27% and 0.19%) as of December 31, 2011 and March 31, 2012, respectively). The amendment defers the payment of the accrued interest on the unpaid primary and secondary principal amounts from October 1, 2011 through March 31, 2012. Beginning April 30, 2012, payment of such accrued interest will be paid in three approximately equal monthly payments. The amended terms call for interest accruing after March 31, 2012 to be paid monthly; and beginning July 31, 2012, minimum monthly principal payments of $21,422, in addition to the monthly interest payments. The amended note agreement is secured by all the assets of the Borrower.

In June 2007, ViewCast entered into a Purchase and Sale Agreement/Security Agreement with Amegy Bank National Association, a national banking association. The borrowing line under this facility is $1,000,000, reviewed as growth of business dictates. As of March 31, 2012, we have an outstanding balance of $838,861 under this facility.

There were no preferred stock dividends declared or paid during the first three months of 2012. On May 4, 2011, under an Exchange Agreement, the Series B Preferred Stock and Series C Preferred Stock were converted into Common Stock and any and all dividends, owed or owing on the Preferred Stock, were cancelled. See Note 13 and 15 to the financial statements.

During the first quarter of 2012, ViewCast incurred a net loss of $405,106 and additional net cash used in operations of $239,139. At March 31, 2012, ViewCast had working capital of $2,380,141 and cash and cash equivalents of $476,790. ViewCast expects to obtain additional working capital by increasing sales, maintaining reduced operating expenses, borrowing under its loan facilities and through other initiatives that may include raising additional equity. ViewCast utilizes significant capital to design, develop and commercialize its products and intends to fund its 2012 operating activities and sales growth by utilizing existing cash, cash provided from operations and working capital lines of credit to the extent possible. ViewCast believes that these items will provide sufficient cash to fund operations for the next 12 months. However, ViewCast anticipates it may require additional working capital during the next year to support operations and the expansion of sales channels and market distribution, to develop and introduce new products and services, to enhance existing product offerings, to address unanticipated competitive threats or technical problems, to transition adverse economic conditions and for potential acquisition transactions. There can be no assurance that additional financing will be available to ViewCast on acceptable terms, or at all. Additional equity financing may involve substantial dilution to its then existing stockholders. In the event ViewCast is unable to raise additional capital or execute other alternatives, it may be required to sell segments of the business or substantially reduce or curtail its activities. Such actions could result in charges that could be material to ViewCast’s results of operations or financial position.

At March 31, 2012, ViewCast had no material commitments for capital expenditures.

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

ViewCast.com, Inc. and Subsidiaries

Controls and Procedures

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rule 13a-15(e)) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are designed to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. As required by Rule 13a-15(b) under the Exchange Act, our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2011. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2012, our disclosure controls and procedures were effective in providing such reasonable assurance.

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

Item 4. Mine Safety Disclosures

(Not Applicable)

Item 5. Other Information

(a) (None)

(b) (None)

Item 6. Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ViewCast.com, Inc.
(Registrant)

BY:

Date: May 15, 2012	/s/ John C. Hammock
John C. Hammock
Chief Executive Officer
Principal Executive Officer

Date: May 15, 2012	/s/ Laurie L. Latham
Laurie L. Latham
Chief Financial Officer
Principal Financial and Accounting Officer

EXHIBIT INDEX

Exhibit Number

31.1	Rule 13a-14(a)/15d-14(a) CEO Certification

31.2	Rule 13a-14(a)/15d-14(a) CFO Certification

32.1	Section 1350 CEO Certification

32.2	Section 1350 CFO Certification

101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets at December 31, 2011 and March 31, 2012 (Unaudited), (ii) Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2011 and 2012 (Unaudited), (iii) Condensed Consolidated Statement of Stockholders’ Deficit for the Three Months Ended March 31, 2012 (Unaudited), (iv) Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2011 and 2012 (Unaudited) and (v) Notes to the Condensed Consolidated Financial Statements. (1)

(1)	In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as set forth by specific reference in such filings.