Form 10-Q
period 2012-06-30
VIEWCAST COM INC
filed 2012-08-14
CIK 921313

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2012

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

As of July 31, 2012, there were 62,359,372 outstanding shares of common stock, par value $0.0001 per share.

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

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

VIEWCAST.COM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2011	June 30, 2012
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$319,908	$180,523
Accounts receivable, less allowance for doubtful accounts of $22,292 and $22,352 at December 31, 2011 and June 30, 2012, respectively	1,632,239	1,441,390
Inventories, net	2,708,081	2,564,364
Prepaid expenses	134,799	166,801
Assets held for sale	534,907	—

Total current assets	5,329,934	4,353,078

Property and equipment, net	251,848	218,973
Capitalized software development costs, net	266,713	169,780
Receivable from sale of assets	—	225,714
Intangible assets, net	108,962	103,153
Deposits	84,770	30,039

Total assets	$6,042,227	$5,100,737

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Line of credit	$335,641	$510,778
Accounts payable	834,185	739,835
Accrued expenses and other current liabilities	1,110,938	971,616
Current maturities of long-term debt and stockholder notes payable	171,525	288,835
Liabilities related to assets held for sale	250,837	—

Total current liabilities	2,703,126	2,511,064

Long-term debt, less current maturities	32,152	20,419
Stockholder notes payable, less current maturities	5,541,448	5,412,914

Total liabilities	8,276,726	7,944,397

Stockholders’ deficit:
Preferred stock, $0.0001 par value, authorized 5,000,000 shares:
Series E convertible - issued and outstanding shares - 80,000 - liquidation value of $107 per share as of December 31, 2011 and June 30, 2012 respectively	8	8
Common stock, $.0001 par value, authorized 200,000,000 shares; issued shares - 59,768,846 and 62,620,869 at December 31, 2011 and June 30, 2012, respectively	5,977	6,262
Additional paid-in capital	73,205,369	73,582,873
Accumulated deficit	(75,433,947)	(76,420,897)
Treasury stock, 261,497 shares at cost	(11,906)	(11,906)

Total stockholders’ deficit	(2,234,499)	(2,843,660)

Total liabilities and stockholders’ deficit	$6,042,227	$5,100,737

The accompanying notes are an integral part of these condensed consolidated statements.

VIEWCAST.COM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2011	2012	2011	2012

Net revenue	$3,948,133	$2,891,455	$7,426,814	$6,280,264

Cost of revenue	1,398,648	1,032,217	2,716,849	2,338,090

Gross profit	2,549,485	1,859,238	4,709,965	3,942,174

Operating expenses:
Selling, general and administrative	1,780,154	1,361,433	3,408,811	2,745,172
Research and development	693,635	953,296	1,509,592	1,811,142
Depreciation and amortization	134,389	94,950	267,084	210,942

Total operating expenses	2,608,178	2,409,679	5,185,487	4,767,256

Operating loss	(58,693)	(550,441)	(475,522)	(825,082)

Other income (expense):
Interest expense (including $37,292, $3,708, $55,533 and $31,615 to related parties)	(63,373)	(31,423)	(107,336)	(80,318)
Interest income	41	20	458	44
Other	—	—	2,403	—

Total other expense, net	(63,332)	(31,403)	(104,475)	(80,274)

Loss from continuing operations	(122,025)	(581,844)	(579,997)	(905,356)

Net loss from discontinued operations	(256,396)	—	(589,209)	(81,594)

NET LOSS	$(378,421)	$(581,844)	$(1,169,206)	$(986,950)

Preferred stock dividends	(77,444)	—	(282,444)	—
Preferred stock redemption	5,586,666	—	5,586,666	—

Net income (loss) applicable to common stockholders	$5,130,801	$(581,844)	$4,135,016	$(986,950)

Net income (loss) per common share (basic and diluted):
Continuing operations	$0.11	$(0.01)	$0.11	$(0.01)
Discontinued operations	$(0.01)	$—	$(0.01)	$(0.00)

Net income (loss)	$0.10	$(0.01)	$0.09	$(0.02)

Weighted average number of common shares outstanding
Basic and Diluted	49,463,910	62,355,462	44,268,975	61,881,237

The accompanying notes are an integral part of these condensed consolidated statements.

VIEWCAST.COM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE SIX MONTHS ENDED JUNE 30, 2012

(UNAUDITED)

	Series E
	Convertible				Additional			Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Treasury	Stockholders’
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Stock	Deficit

Balances, December 31, 2011	80,000	$8	59,768,846	$5,977	$73,205,369	$(75,433,947)	$(11,906)	$(2,234,499)

Stock based compensation expense	—	—	—	—	56,544	—	—	56,544

Employee stock purchase plan issuance	—	—	9,363	1	1,244	—	—	1,245

Stock and warrants issued in private placement	—	—	2,842,660	284	319,716	—	—	320,000

Net loss	—	—	—	—	—	(986,950)	—	(986,950)

Balances, June 30, 2012	80,000	$8	62,620,869	$6,262	$73,582,873	$(76,420,897)	$(11,906)	$(2,843,660)

The accompanying notes are an integral part of these condensed consolidated statements.

VIEWCAST.COM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the six months ended June 30,
	2011	2012
Operating activities:
Net loss	$(1,169,206)	$(986,950)
Net loss from discontinued operations	(589,209)	(81,594)

Net loss from continuing operations	(579,997)	(905,356)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense (recoveries)	(52,198)	5,968
Depreciation of property and equipment	140,629	97,662
Amortization of software and intangible assets	204,462	113,280
Stock based compensation expense	79,789	56,544
(Gain) loss on sale of assets	(2,398)	2,047
Changes in operating assets and liabilities:
Accounts receivable	8,891	184,881
Inventories	(375,675)	143,717
Prepaid expenses	56,792	(32,002)
Deposits	(58,349)	54,731
Assets and liabilities held for sale, net	—	9,283
Accounts payable	(78,727)	(94,350)
Accrued expenses and other current liabilities	359,351	(139,322)

Net cash used in operating activities	(886,639)	(584,511)

Investing activities:
Capitalized software development costs and patents	(106,798)	(10,538)
Purchase of property and equipment	(91,996)	(64,787)
Proceeds from sale of assets	2,398	47,026

Net cash used in investing activities	(196,396)	(28,299)

Financing activities:
Net proceeds from stockholder line of credit	300,000	—
Proceeds from sale of common stock and warrants	3,616	321,245
Proceeds from exercise of employee stock options	567	—
Net proceeds (payment) from (to) line of credit	(86,336)	175,137
Repayments of long-term debt including $42,845 to related party in 2011	(58,514)	(22,957)

Net cash provided by financing activities	159,333	473,425

Net decrease in cash and cash equivalents	(923,702)	(139,385)

Cash and cash equivalents, beginning of period	1,648,476	319,908

Cash and cash equivalents, end of period	$724,774	$180,523

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

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included for the three and six month periods ended June 30, 2012. The condensed consolidated balance sheet of the Company as of December 31, 2011 has been derived from the audited consolidated balance sheet as of that date. The results for the three and six month periods ended June 30, 2012 are not necessarily indicative of the results that may be expected for the full year. The unaudited financial statements included in this filing should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s annual report on Form 10-K as amended by Amendment No. 1 there to and for the year ended December 31, 2011.

During the first six months of 2012, the Company incurred a net loss of $986,950 and used cash in operations of $584,511. At June 30, 2012, the Company had working capital of $1,842,014 and cash and cash equivalents of $180,523. The Company expects to obtain additional working capital by increasing revenue, by reducing operating expenses, borrowing on its line of credit and through other initiatives that may include raising additional capital through issuing debt and/or equity securities. There can be no assurance that additional capital will be available to the Company on acceptable terms, or at all. Additional equity financing may involve substantial dilution to its then existing stockholders. The Company believes that these items will provide sufficient cash to fund operations during the remainder of 2012, however, the Company may require additional working capital during the remainder of 2012 and 2013 to support operations and the expansion of sales channels and market distribution, to develop and introduce new products and services, to enhance existing product offerings, to address unanticipated competitive threats or technical problems, to transition adverse economic conditions and for potential acquisition transactions. In the event the Company is unable to raise additional debt and/or equity capital or execute other alternatives, it may be required to sell segments of the business, or substantially reduce or curtail its activities. However, no assurance can be given that we will be able to sell any segments of the business on terms that are acceptable to us. Such actions could result in charges that could be material to ViewCast’s results of operations or financial position.

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

ViewCast.com, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements - Continued

Changes in the Company’s allowance for doubtful accounts for the three and six months ended June 30, 2011 and 2012 are as follows:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2011	2012	2011	2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Beginning balance	$21,218	$28,135	$76,436	$22,292
Bad debt expense (recoveries)	3,021	(5,783)	(52,197)	5,968
Uncollectible accounts written off	—	—	—	(5,908)

Ending balance	$24,239	$22,352	$24,239	$22,352

3. Inventories

Inventories consisted of the following:

	December 31, 2011	June 30, 2012
		(Unaudited)
Purchased materials	$1,369,041	$1,338,795
Finished goods	1,596,877	1,483,406
Reserve	(257,837)	(257,837)

	$2,708,081	$2,564,364

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

Upon the terms and subject to the conditions of the Purchase Agreement, the buyer has agreed to pay an earn-out payment as follows: until the earlier of paying VSI $650,000 or January 15, 2017 (the “Earn-Out Period”), the buyer shall pay VSI on a quarterly basis a percentage of the net license fees, subscription fees and similar revenues paid or payable to the buyer or otherwise earned by buyer with respect to the software sold from Ancept to the buyer (“Net Software License Revenue”). The buyer agreed to pay VSI (i) 20% of the Software License Revenue from sales opportunities in the pipeline on January 15, 2012 and from post-closing referrals from ViewCast plus (ii) 10% of Net Software License Revenue, up to a maximum of $400,000, generated from buyer’s customers not derived from ViewCast. Prior to January 15, 2014, the buyer may terminate the earn-out payment obligations by paying VSI $400,000 which amount shall not be reduced by any prior earn-out payments. On or after January 15, 2014 until the end of the Earn-Out Period, Buyer may terminate the earn-out payment obligations by paying Ancept $650,000 less any prior earn-out payments. The buyer also (i) assumed specified liabilities related to the Ancept Assets, and (ii) paid $47,026 in cash to VSI.

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

ViewCast.com, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements - Continued

The following table provides a detail of the net assets held for sale as of December 31, 2011:

December 31, 2011
Assets:
Accounts receivable	$67,086
Prepaid expenses	4,381
Property and equipment, net	17,415
Deposit	3,250
Capitalized software development cost, net	442,775

Total assets	534,907

Liabilities related to assets held for sale	250,837

Net assets held for sale	$284,070

The net loss from discontinued operations related to the Ancept for the three and six months ended June 30, 2011 and 2012 are as follows:

	For the Three Months ended June 30,		For the Six Months ended June 30,
	2011	2012	2011	2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net revenue	$305,057	$—	$535,695	$22,255
Cost of revenue	256,906	—	487,576	39,057

Gross profit	48,151	—	48,119	(16,802)
Operating expenses	304,547	—	637,328	62,745
Loss on sale of assets	—	—	—	2,047
Impairment of goodwill and other intangible assets	—	—		—

Net loss from discontinued operations	$(256,396)	$—	$(589,209)	$(81,594)

5. Intangible Assets

Intangible assets consisted of the following:

		December 31, 2011		June 30, 2012
				(Unaudited)
	Average life (years)	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization

Non-compete agreements	3	$24,000	$22,387	$24,000	$24,000
Patents	17	145,897	38,548	145,995	42,842

		$169,897	$60,935	$169,995	$66,842

Future amortization expense associated with these intangible assets is as follow:

Six months ending December 31, 2012	$4,389
Year ending December 31, 2013	8,583
Year ending December 31, 2014	8,583
Year ending December 31, 2015	8,583
Year ending December 31, 2016	8,583
Thereafter	64,432

$103,153

ViewCast.com, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements - Continued

6. Accrued Expenses

Accrued expenses consisted of the following:

	December 31,	June 30,
	2011	2012
		(Unaudited)
Accrued stockholder interest	$27,906	$25,349
Accrued compensation	310,500	247,199
Accrued warranty	135,708	140,307
Accrued inventory purchases	59,577	68,197
Customer deposits	135,597	13,578
Deferred rent	25,341	61,803
Deferred revenue	260,638	271,035
Accrued taxes and other	155,671	144,148

	$1,110,938	$971,616

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

The following table below shows the changes in accrued warranty expense for the three and six months ended June 30, 2011 and 2012:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2011	2012	2011	2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Beginning balance	$229,633	$142,396	$155,918	$135,708
Additions	47,028	22,195	134,113	49,958
Usage	(104,078)	(24,284)	(117,448)	(45,359)

Ending balance	$172,583	$140,307	$172,583	$140,307

8. Property and Equipment

Property and equipment, at cost, consisted of the following:

	Estimated Useful Life (Years)	December 31, 2011	June 30, 2012
			(Unaudited)
Computer equipment	2 to 7	$568,898	$574,097
Software	3 to 5	104,500	104,500
Leasehold improvements	1 to 5	174,429	174,429
Office furniture and equipment	5 to 7	1,405,560	1,456,939

		2,253,387	2,309,965

Less accumulated depreciation and amortization		(2,001,539)	(2,090,992)

		$251,848	$218,973

ViewCast.com, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements - Continued

9. Line of Credit

On June 29, 2007, the Company entered into a Purchase and Sale Agreement/Security Agreement (the “Agreement”) with Amegy Bank National Association (“Amegy”), a national banking association. The Agreement provides the Company with an accounts receivable loan facility to provide a source of working capital with advances generally limited to 85% of submitted accounts receivable. Upon collection of an account receivable, the remaining fifteen percent is rebated to the Company less the Agreement’s fixed and variable discounts. The fixed discount equals 0.2% of the account receivable for the first 15 days the account receivable is outstanding plus an additional 0.2% for each additional 15 day period, up to 1.2% for receivables 76 to 90 days outstanding. The variable discount is calculated for each day that the amount advanced by Amegy is outstanding until repaid by collection of the account receivable and equals the prime rate plus 1.5% divided by 360 multiplied by the advance amount for each account receivable. The borrowing line under this facility currently is $1,000,000, reviewed as growth of business dictates. To secure the amounts due under the Agreement, the Company granted Amegy a security interest in all of its assets owned as of the date of the agreement or thereafter acquired. The Company had $335,641 and $510,778 outstanding as of December 31, 2011 and June 30, 2012, respectively, under this facility. There is no expiration date to the Agreement.

10. Long-Term Debt

Since October 1998, the Company has maintained a credit facility with an entity controlled by one of its principal stockholders, Mr. H.T. Ardinger. Most recently, ViewCast.com, Inc., Osprey Technologies, Inc. and VideoWare, Inc. (jointly and severally, “the Borrower”) amended the terms and conditions of the loan and security agreement with the Ardinger Family Partnership, Ltd. on December 30, 2011, to be effective as of October 1, 2011. Under the amended terms any amounts outstanding of the primary principal amount and secondary principal amount mature December 31, 2014, subject to certain earlier payment conditions. The interest on the primary principal amount will accrue based on an interest rate per annum which is the greater of 5.0% or the effective prime rate plus 0.75% (5.0% as of December 31, 2011 and June 30, 2012, respectively). Interest on the secondary principal shall accrue based on the effective Applicable Federal Rate, as defined in the agreement, (1.27% and 0.23% as of December 31, 2011 and June 30, 2012, respectively). The amendment deferred the payment of the accrued interest on the unpaid primary and secondary principal amounts from October 1, 2011 through March 31, 2012. Beginning April 30, 2012, payment of such accrued interest was paid in three approximately equal monthly payments. The amended terms call for interest accruing after March 31, 2012 to be paid monthly; and beginning July 31, 2012, minimum monthly principal payments of $21,422, in addition to the monthly interest payments. Accrued interest was $27,906 and $25,349 at December 31, 2011 and June 30, 2012, respectively. The amended note agreement is secured by all the assets of the Borrower.

The Company’s long-term debt consisted of:

	December 31, 2011	June 30, 2012
		(Unaudited)
Outstanding Primary Principal Amount	$1,078,621	$1,078,621
Outstanding Secondary Principal Amount	4,591,361	4,591,361
Other debt	75,143	52,186

Total long-term debt	5,745,125	5,722,168
Less current maturities	(171,525)	(288,835)

Total long-term debt less current maturities	$5,573,600	$5,433,333

11. Earnings Per Share Data

Basic earnings per share (“EPS”) is calculated by dividing net income or loss applicable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is calculated by using the weighted-average number of common shares outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the dilutive potential shares of common stock had been issued. Dilutive potential shares of common stock include convertible preferred stock, options and warrants. The potential dilution for options and warranty is based on the

ViewCast.com, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements - Continued

average market price during the period. The average market price of the common stock was $0.1686 during the six months ended June 30, 2012. For periods presented, the computation of diluted loss per share excludes the portion of convertible preferred stock, options and warrants that are anti-dilutive.

On May 4, 2011, the Series B Convertible Preferred Stock and Series C Convertible Preferred Stock were converted and the Series E Convertible Redeemable Preferred Stock was restructured under a Preferred Stock Exchange Agreement more fully described in Note 14.

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2012	2011	2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Loss from continuing operations	$(122,025)	$(581,844)	$(579,997)	$(905,356)
Preferred stock dividends	(77,444)	—	(282,444)	—
Preferred stock redemption	5,586,666	—	5,586,666	—

Net income (loss) from continuing operations applicable to common stockholders	$5,387,197	$(581,844)	$4,724,225	$(905,356)

Net loss from discontinued operations	(256,396)	—	(589,209)	(81,594)

Net income (loss) applicable to common stockholders - numerator for basic and diluted loss per share	$5,130,801	$(581,844)	$4,135,016	$(986,950)

Weighted - average common shares and dilutive potential common shares outstanding - denominator for diluted earning per share	49,463,910	62,355,462	44,268,975	61,881,237

Net income (loss) per common share (basic and diluted):
Continuing operations	$0.11	$(0.01)	$0.11	$(0.01)
Discontinued operations	$(0.01)	$—	$(0.01)	$(0.00)

Net income (loss)	$0.10	$(0.01)	$0.09	$(0.02)

Anti-dilutive securities excluded from diluted earnings per share:
Stock options	5,196,835	4,235,835	5,060,252	4,298,335
Private warrants	—	6,618,068	—	5,670,515
Convertible preferred stock - Series E	14,666,667	16,000,000	14,222,222	16,000,000

12. Stock-Based Compensation

The Company has various stock-based employee compensation plans, which are described more fully in Note 11 of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, as amended by Amendment No. 1 thereto.

Stock-based compensation expense was $79,789 and $56,544 for the six months ended June 30, 2011 and June 30, 2012, respectively. There were 100,000 new options granted by the Company during the six months ended June 30, 2012. Stock-based compensation expense is based on awards ultimately expected to vest and has been reduced for estimated forfeitures.

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

At June 30, 2012, the balance of unearned stock-based compensation to be expensed in future periods related to unvested share-based awards, as adjusted for expected forfeitures, is approximately $193,000. The weighted-average grant date fair value for options granted during the six months ended June 30, 2012 was $0.21 per share. The weighted-average period over which the unearned stock-based compensation is expected to be recognized is approximately two years.

ViewCast.com, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements - Continued

The following is a summary of stock option activity from January 1, 2012 through June 30, 2012:

	Stock Options
	Number of Shares	Exercise Price Per Share	Weighted- Average Exercise Price Per Share
Outstanding at December 31, 2011	4,423,335	$0.13 - $0.62	$0.31
Granted	100,000	0.21	0.21
Canceled/forfeited	(515,000)	0.17 - 0.36	0.30

Outstanding at June 30, 2012	4,008,335	$0.13 - $0.62	$0.31

The following information applies to options outstanding at June 30, 2012:

Range of Exercise Prices	Outstanding at June 30, 2012	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Exercisable at June 30, 2012	Weighted- Average Exercise Price
$0.01 - 0.19	755,000	5.4	$0.16	447,222	$0.16
0.20 - 0.29	1,141,835	4.4	$0.26	771,279	$0.26
0.30 - 0.39	1,207,500	4.9	$0.35	760,278	$0.34
0.40 - 0.49	894,000	2.0	$0.47	894,000	$0.47
0.60 - 0.69	10,000	1.2	$0.62	10,000	$0.62

	4,008,335	4.2	$0.31	2,882,779	$0.33

13. Income Taxes

At December 31, 2011, the Company had federal income tax net operating loss carryforwards of approximately $64,000,000, which carryfowards expire at various dates beginning in 2017. The Company is subject to limitations existing under Internal Revenue Code Section 382 (Change of Control) relating to the availability of the operating loss carryforward. The Company recognized no federal income tax benefit in the first six months of 2012 as it has recorded a valuation allowance to reduce all deferred tax assets to zero.

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

ViewCast.com, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements - Continued

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

Common Stock and Warrants

On December 27, 2011, ViewCast entered into the Subscription Agreements with investors for the purchase of private placement units consisting of an aggregate 6,618,068 shares of Common Stock and warrants to purchase 6,618,068 shares of Common Stock for an aggregate purchase price of $745,000. In December 2011, $425,000 was received for 3,775,408 shares of Common Stock and warrants to purchase 3,775,408 shares of Common Stock, and in January 2012, the remaining $320,000 was received for 2,842,660 shares of Common Stock and warrants to purchase 2,842,660 shares of Common Stock. The purchase price per private placement unit was $0.1125707, which was the weighted average closing price for the five trading days immediately prior to December 27, 2011. Pursuant to the Subscription Agreements, the warrants are exercisable into shares of Common Stock at an exercise price of $0.1238278 per share of Common Stock which was 110% of the weighted average closing price for the five trading days immediately prior to December 27, 2011.

At December 31, 2011 and June 30, 2012, the Company had outstanding warrants to purchase 3,775,408 and 6,618,068 shares of Common Stock, respectively, with an exercise price of $0.1238278 per share of Common Stock and will expire on December 31, 2014.

15. Fair Value of Financial Instruments

The Company believes that the carrying amount of its financial instruments, which include cash and cash equivalents, receivable from sale of assets, and short-term debt, approximate fair value. The Company also has long-term debt with its primary shareholder, of which fair value is not practical to determine. Cash and cash equivalents fall within Level 1 of the valuation hierarchy. Receivable from sale of assets and short-term debt fall within Level 3 of the valuation hierarchy.

ViewCast.com, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements - Continued

16. Related Party Transactions

As discussed in Note 10, the Company has an outstanding note payable to the Ardinger Family Partnership, Ltd., an entity controlled by its largest stockholder, Mr. H.T. Ardinger, Jr.

As discussed in Note 14, the Company entered into the Subscription Agreements with investors for the purchase of private placement units consisting of an aggregate 6,618,068 shares of Common Stock and warrants to purchase 6,618,068 shares of Common Stock for an aggregate purchase price of $745,000. The following Investors have a relationship to the Company and subscribed for the following number of shares of Common Stock and warrants exercisable into the same number of shares of Common Stock:

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

Overview

ViewCast.com, Inc., doing business as ViewCast Corporation (“ViewCast”), develops industry-leading hardware and software for the capture, transformation and delivery of digital media over IP and mobile networks. ViewCast’s solutions simplify the complex workflows required for these tasks, allowing broadcasters, businesses, and governments to reach and expand their use and distribution of their digital media easily and effectively. ViewCast’s Niagara® streaming appliances and Osprey® video capture cards provide the highly reliable technology required to deliver the multi-platform experiences driving today’s digital media market. ViewCast markets and sells its products and professional services worldwide directly to end-users or through indirect channels including original equipment manufacturers (“OEMs”), value-added resellers (“VARs”), resellers, distributors and computer system integrators. ViewCast is focused on growth by leveraging digital media market expansion and our product solutions to capitalize on sales opportunities. We believe that emphasis on revenue and market share growth will enable us to realize long-term profitability and stockholder value.

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

ViewCast.com, Inc. and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

•

Excess and Obsolete Inventories – We record allowance for estimated obsolescence and unmarketable inventory equal to the difference between the cost of the inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less than those projected by management, additional write-downs may be required.

•

Reporting for Discontinued Operations / Assets Held for Sale – In accordance with FASB ASC 205-20, “Presentation of Financial Statements - Discontinued Operations”, assets held for sale are reported separately on the Balance Sheet by class of asset and/or liability, not as a single net amount, and these new line items are reclassified on the face financial statements (Balance Sheet) for the prior year(s). The net income or loss from the operations of the assets held for sale are reported separately on the Income Statement, located below Income from Continuing Operations and above any Extraordinary Items; and similar to the Balance Sheet presentation, the prior year(s) are also reclassified. Additionally, where any of these items affect the Statement of Cash Flow and/or Shareholders’ Equity, those items will be a new line item on the face of those financial statements and they will also be reclassified for prior year(s).

Results of Operations

Three and Six Months Ended June 30, 2012 compared to

Three and Six Months Ended June 30, 2011.

Net Sales. During the second quarter ended June 30, 2012, net sales decreased $1,056,678 to $2,891,455 from $3,948,133 in the second quarter 2011, representing a 27% decrease. During the six months ended June 30, 2012, net sales decreased $1,146,550 to $6,280,264 from $7,426,814 for the same period in 2011, representing a 15% decrease. The overall sales decrease during the first six months of 2012 was primarily due to decreases in Osprey and Niagara product sales in the North America and Europe, Middle East and Africa (“EMEA”) regions, which were partially offset by increased sales in the Pacific Rim (“PacRim”) and Latin America regions. ViewCast expects improvement as new personnel gain traction and as new Osprey and Niagara products are introduced during the last half of the year.

Osprey Product Sales. During the second quarter ended June 30, 2012, Osprey sales decreased $688,381 to $1,968,316 from $2,656,697 in the second quarter 2011, representing a 26% decrease from the 2011 levels and 68% of total second quarter 2012 revenue, compared to 67% in 2011. During the six months ended June 30, 2012, Osprey sales decreased $693,398 to $3,974,732 from $4,668,130 for the same period in 2011, representing a 15% decrease from the 2011 levels and 63% of total revenue, compared to the same 63% in 2011. The decrease in sales for the six months ended June 30, 2012 was primarily due to decreases of volume sales to integrators, particularly in the second quarter.

ViewCast Niagara® Streaming/Encoding System Sales. During the second quarter ended June 30, 2012, combined system sales decreased $389,887 to $857,001 from $1,246,888 in the second quarter 2011, representing a 31% decrease from the 2011 levels and 30% of total second quarter 2012 revenue, compared to 32% in 2011. During the six months ended June 30, 2012, combined system sales decreased $491,407 to $2,175,965 from $2,667,372 for the same period in 2011, representing an 18% decrease from the 2011 levels and 35% of total revenue, compared to 36% in 2011. The decrease in sales for the six months ended June 30, 2012 was primarily due to decreases in the North America, EMEA and Latin America regions, which were partially offset by increased sales in the PacRim region.

Other Revenues. During the second quarter ended June 30, 2012, other revenues from support and maintenance increased $21,590 to $66,138 from $44,548 in the second quarter 2011, representing a 48% increase from the 2011 levels and 2% of total second quarter 2012 revenue, compared to 1% in 2011. During the six months ended June 30, 2012, other revenues increased $38,255 to $129,567 from $91,312 for the same period in 2011, representing a 42% increase from the 2011 levels and 2% of total revenue, compared to 1% in 2011. We anticipate that other revenue will vary quarter to quarter depending on the amount of support and maintenance revenues that are amortized over the contract period.

ViewCast.com, Inc. and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Cost of Sales/Gross Profit. During the second quarter ended June 30, 2012, cost of sales decreased $366,431 to $1,032,217 from $1,398,648 in the second quarter 2011, representing a 26% decrease from the 2011 levels and 36% of total second quarter 2012 revenue, compared to 35% in 2011. During the second quarter ended June 30, 2012, gross profit decreased $690,247 to $1,859,238 from $2,549,485 in the second quarter 2011, representing a 27% decrease from the 2011 levels and 64% of total second quarter 2012 revenue, compared to 65% in 2011. During the six months ended June 30, 2012, cost of sales decreased $378,759 to $2,338,090 from $2,716,849 in the same period 2011, representing a 14% decrease from the 2011 levels and 37% of total revenue, compared to 37% in 2011. During the six months ended June 30, 2012, gross profit decreased $767,791 to $3,942,174 from $4,709,965 in the same period in 2011, representing a 16% decrease from the 2011 levels and 63% of total revenue, compared to 63% in 2011.

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

Selling, General and Administrative Expenses. During the second quarter ended June 30, 2012, selling, general and administrative expenses decreased $418,721 to $1,361,433 from $1,780,154 in the second quarter 2011, representing a 24% decrease from the 2011 levels. During the six months ended June 30, 2012, selling, general and administrative expenses decreased $663,639 to $2,745,172 from $3,408,811 in the same period in 2011, representing a 19% decrease from the 2011 levels. The decrease is primarily due to decreases in sales and marketing expenses.

Research and Development Expense. During the second quarter ended June 30, 2012, research and development expense, net of capitalized software development, increased $259,661 to $953,296 from $693,635 in the second quarter 2011, representing a 37% increase from the 2011 levels. During the six months ended June 30, 2012, research and development expense, net of capitalized software development, increased $301,550 to $1,811,142 from $1,509,592 in the same period in 2011, representing a 20% increase from the 2011 levels. Research and development expenses vary period to period depending on the number of product introductions planned and as new product prototypes, testing and certifications are completed.

Depreciation and Amortization Expense. During the second quarter ended June 30, 2012, depreciation and amortization expense decreased $39,439 to $94,950 from $134,389 in the second quarter 2011, representing a 29% decrease from the 2011 levels. During the six months ended June 30, 2012, depreciation and amortization expense decreased $56,142 to $210,942 from $267,084 in the same period 2011, representing a 21% decrease from the 2011 levels.

Other Income (Expense). During the second quarter ended June 30, 2012, total other income (expenses) decreased $31,929 to $31,403 from $63,332 in the second quarter 2011, representing a 50% decrease from the 2011 levels. During the six months ended June 30, 2012, total other income (expenses) decreased $24,201 to $80,274 from $104,475 in the same period 2011, representing a 23% decrease from the 2011 levels. The decrease is predominately from decreased interest expense due primarily from the decrease in the average outstanding balance on the Amegy Bank Credit Facility (see Note 9) and a decrease of interest rates from our debt under the credit facility with Ardinger Family Partnership, Ltd. (see Note 10).

Net Loss from Continuing Operations. During the second quarter ended June 30, 2012, the net loss from continuing operations increased $459,819 to a net loss of $581,844 from a net loss of $122,025 in the second quarter 2011. During the six months ended June 30, 2012, the net loss from continuing operations increased $325,359 to a net loss of $905,356 from a net loss of $579,997 in the same period in 2011. The increase in net loss was mainly due to decreased sales, which was partially offset by reduced operating expenses.

Net Loss from Discontinued Operations. During the second quarter ended June 30, 2012 there was no net loss from discontinued operations, a decrease of $256,396 from the net loss of $256,396 in the second quarter 2011. During the six months ended June 30, 2012, the net loss from discontinued operations decreased $507,615 to a net loss of $81,594 from a net loss of $589,209 in the same period in 2011. See Note 4 to the Financial Statements regarding the sale of the Ancept Assets effective January 15, 2012.

ViewCast.com, Inc. and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Net Loss. During the second quarter ended June 30, 2012, net loss increased $203,423 to a net loss of $581,844 from a net loss of $378,421 in the second quarter 2011. The net loss per share applicable to the common shareholders for the second quarter of 2012 was ($0.01) per share. For the same period 2011, after increasing the net loss for stated preferred dividends of $77,444 and decreasing the net loss for preferred stock redemption of $5,586,666 (See Note 14), the net income per share applicable to the common shareholders was $0.10 per share. During the six months ended June 30, 2012, the net loss decreased $182,256 to a net loss of $986,950 from a net loss of $1,169,206 in the same period 2011. The net loss per share applicable to the common shareholders for the six months ended June 30, 2012 was ($0.02) per share. For the same period 2011, after increasing the net loss for stated preferred dividends of $282,444 and decreasing the net loss for preferred stock redemption of $5,586,666, the net income per share applicable to the common shareholders was $0.09 per share.

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

Net cash used in operating activities for the six months ended June 30, 2012 was $584,511 resulting from a net loss of $986,950, plus non-cash operating expense of $275,501 and net cash provided from changes in operating assets and liabilities of $126,938. Cash provided from changes in operating assets and liabilities was primarily due to decreased accounts receivable and inventories, supplemented by decreased deposits and assets held for sale, which was partially offset by cash used for decreased accrued expenses and other current liabilities, and accounts payable, supplemented by increased prepaid expenses.

Cash used in investing activities during the six months ended June 30, 2012 totaled $28,299, consisting of $64,787 of property and equipment purchased and $10,538 of software development costs capitalized, partially offset by $47,026 of proceeds provided from the sale of assets.

During the six months ended June 30, 2012, ViewCast’s financing activities provided cash of $473,425, of which $321,245 was proceeds from the sale of stock and warrants, and $175,137 was net proceeds from the line of credit. These were partially offset by $22,957 of cash used for net repayments of long-term debt.

Since October 1998, the Company has maintained a credit facility with an entity controlled by one of its principal stockholders, Mr. H.T. Ardinger. Most recently, ViewCast.com, Inc., Osprey Technologies, Inc. and VideoWare, Inc. (jointly and severally, “the Borrower”) amended the terms and conditions of the loan and security agreement with the Ardinger Family Partnership, Ltd. on December 30, 2011, to be effective as of October 1, 2011. Under the amended terms any amounts outstanding of the primary principal amount and secondary principal amount mature December 31, 2014, subject to certain earlier payment conditions. The interest on the primary principal amount will accrue based on an interest rate per annum which is the greater of 5.0% or the effective prime rate plus 0.75% (5.00% as of December 31, 2011 and June 30, 2012, respectively). Interest on the secondary principal shall accrue based on the effective Applicable Federal Rate, as defined in the agreement, (1.27% and 0.23% as of December 31, 2011 and June 30, 2012, respectively). The amendment defers the payment of the accrued interest on the unpaid primary and secondary principal amounts from October 1, 2011 through March 31, 2012. Beginning April 30, 2012, payment of such accrued interest was paid in three approximately equal monthly payments. The amended terms call for interest accruing after March 31, 2012 to be paid monthly; and beginning July 31, 2012, minimum monthly principal payments of $21,422, in addition to the monthly interest payments. The amended note agreement is secured by all the assets of the Borrower.

In June 2007, ViewCast entered into a Purchase and Sale Agreement/Security Agreement with Amegy Bank National Association, a national banking association. The borrowing line under this facility currently is $1,000,000, reviewed as growth of business dictates. As of June 30, 2012, ViewCast had an outstanding balance of $510,778 under this facility.

ViewCast.com, Inc. and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

There were no preferred stock dividends declared or paid during the first six months of 2012. On May 4, 2011, under an Exchange Agreement, the Series B Preferred Stock and Series C Preferred Stock were converted into Common Stock and any and all dividends, owed or owing on the Preferred Stock, were cancelled. See Note 14 and 16 to the financial statements.

During the first six months of 2012, ViewCast incurred a net loss of $986,950 and used cash in operations of $584,511. At June 30, 2012, ViewCast had working capital of $1,842,014 and cash and cash equivalents of $180,523. ViewCast expects to obtain additional working capital by increasing revenue, by reducing operating expenses, borrowing on its line of credit and through other initiatives that may include raising additional capital through issuing debt and/or equity securities. There can be no assurance that additional capital will be available to ViewCast on acceptable terms, or at all. Additional equity financing may involve substantial dilution to its then existing stockholders. ViewCast believes that these items will provide sufficient cash to fund operations during the remainder of 2012, however, ViewCast may require additional working capital during the remainder of 2012 and 2013 to support operations and the expansion of sales channels and market distribution, to develop and introduce new products and services, to enhance existing product offerings, to address unanticipated competitive threats or technical problems, to transition adverse economic conditions and for potential acquisition transactions. In the event ViewCast is unable to raise additional debt and/or equity capital or execute other alternatives, it may be required to sell segments of the business, or substantially reduce or curtail its activities. However, no assurance can be given that we will be able to sell any segments of the business on terms that are acceptable to us. Such actions could result in charges that could be material to ViewCast’s results of operations or financial position.

At June 30, 2012, ViewCast had no material commitments for capital expenditures.

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

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rule 13a-15(e)) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are designed to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. As required by Rule 13a-15(b) under the Exchange Act, our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2011. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2012, our disclosure controls and procedures were effective in providing such reasonable assurance.

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

ViewCast.com, Inc.
(Registrant)

BY:

Date: August 14, 2012	/s/ John C. Hammock
John C. Hammock
Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2012	/s/ Laurie L. Latham
Laurie L. Latham
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number

31.1	Rule 13a-14(a)/15d-14(a) CEO Certification

31.2	Rule 13a-14(a)/15d-14(a) CFO Certification

32.1	Section 1350 CEO Certification

32.2	Section 1350 CFO Certification

101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets at December 31, 2011 and June 30, 2012 (Unaudited), (ii) Condensed Consolidated Statement of Operations for the Three and Six Months Ended June 30, 2011 and 2012 (Unaudited), (iii) Condensed Consolidated Statements of Stockholders’ Deficit for the Six Months Ended June 30, 2012 (Unaudited), (iv) Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2011 and 2012 (Unaudited) and (v) Notes to the Condensed Consolidated Financial Statements. (1)

(1)	In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as set forth by specific reference in such filings.