Form 10-Q
period 2012-09-30
VIEWCAST COM INC
filed 2012-11-14
CIK 921313

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2012

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

As of October 31, 2012, there were 62,359,372 outstanding shares of common stock, par value $0.0001 per share.

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

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

VIEWCAST.COM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2011	2012
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$319,908	$193,626
Accounts receivable, less allowance for doubtful accounts of $22,292 and $23,189 at December 31, 2011 and September 30, 2012, respectively	1,632,239	1,500,791
Inventories, net	2,708,081	2,311,986
Prepaid expenses	134,799	153,102
Assets held for sale	534,907	—

Total current assets	5,329,934	4,159,505

Property and equipment, net	251,848	172,460
Capitalized software development costs, net	266,713	245,619
Receivable from sale of assets	—	213,642
Intangible assets, net	108,962	101,008
Deposits	84,770	30,043

Total assets	$6,042,227	$4,922,277

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Line of credit	$335,641	$646,507
Accounts payable	834,185	804,841
Accrued expenses and other current liabilities	1,110,938	1,179,710
Current maturities of long-term debt and stockholder notes payable	171,525	282,533
Liabilities related to assets held for sale	250,837	—

Total current liabilities	2,703,126	2,913,591

Long-term debt, less current maturities	32,152	15,066
Stockholder notes payable, less current maturities	5,541,448	5,412,914

Total liabilities	8,276,726	8,341,571

Stockholders’ deficit:
Preferred stock, $0.0001 par value, authorized 5,000,000 shares:
Series E convertible - issued and outstanding shares - 80,000 - liquidation value of $107 per share as of December 31, 2011 and September 30, 2012 respectively	8	8
Common stock, $.0001 par value, authorized 200,000,000 shares; issued shares - 59,768,846 and 62,620,869 at December 31, 2011 and September 30, 2012, respectively	5,977	6,262
Additional paid-in capital	73,205,369	73,583,721
Accumulated deficit	(75,433,947)	(76,997,379)
Treasury stock, 261,497 shares at cost	(11,906)	(11,906)

Total stockholders’ deficit	(2,234,499)	(3,419,294)

Total liabilities and stockholders’ deficit	$6,042,227	$4,922,277

The accompanying notes are an integral part of these condensed consolidated statements.

VIEWCAST.COM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2011	2012	2011	2012
Net revenue	$3,255,711	$2,744,754	$10,682,525	$9,025,018

Cost of revenue	1,267,002	965,607	3,983,851	3,303,697

Gross profit	1,988,709	1,779,147	6,698,674	5,721,321

Operating expenses:
Selling, general and administrative	1,760,565	1,540,176	5,169,376	4,285,348
Research and development	817,636	681,900	2,327,228	2,493,042
Depreciation and amortization	125,425	98,412	392,509	309,354

Total operating expenses	2,703,626	2,320,488	7,889,113	7,087,744

Operating loss	(714,917)	(541,341)	(1,190,439)	(1,366,423)

Other income (expense):
Interest expense (including $33,002, $16,252, $88,534 and $48,022 to related parties)	(61,943)	(35,154)	(169,279)	(115,472)
Interest income	45	13	503	57
Other	—	—	2,403	—

Total other expense, net	(61,898)	(35,141)	(166,373)	(115,415)

Net loss from continuing operations	(776,815)	(576,482)	(1,356,812)	(1,481,838)

Net loss from discontinued operations	(139,279)	—	(728,488)	(81,594)

NET LOSS	$(916,094)	$(576,482)	$(2,085,300)	$(1,563,432)

Preferred stock dividends	—	—	(282,444)	—
Preferred stock redemption	—	—	5,586,666	—

Net income (loss) applicable to common stockholders	$(916,094)	$(576,482)	$3,218,922	$(1,563,432)

Net income (loss) per common share (basic and diluted):
Continuing operations	$(0.01)	$(0.01)	$0.08	$(0.02)
Discontinued operations	$(0.00)	$—	$(0.02)	$(0.00)

Net income (loss)	$(0.02)	$(0.01)	$0.07	$(0.03)

Weighted average number of common shares outstanding
Basic and Diluted	55,699,005	62,359,372	48,120,853	62,041,779

The accompanying notes are an integral part of these condensed consolidated statements.

VIEWCAST.COM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE NINE MONTHS ENDED September 30, 2012

(UNAUDITED)

	Series E
	Convertible				Additional			Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Treasury	Stockholders’
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Stock	Deficit
Balances, December 31, 2011	80,000	$8	59,768,846	$5,977	$73,205,369	$(75,433,947)	$(11,906)	$(2,234,499)

Stock based compensation expense	—	—	—	—	57,392	—	—	57,392

Employee stock purchase plan issuance	—	—	9,363	1	1,244	—	—	1,245

Stock and warrants issued in private placement	—	—	2,842,660	284	319,716	—	—	320,000

Net loss	—	—	—	—	—	(1,563,432)	—	(1,563,432)

Balances, September 30, 2012	80,000	$8	62,620,869	$6,262	$73,583,721	$(76,997,379)	$(11,906)	$(3,419,294)

The accompanying notes are an integral part of this condensed consolidated statement.

VIEWCAST.COM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the nine months ended
	September 30,
	2011	2012
Operating activities:
Net loss	$(2,085,300)	$(1,563,432)
Net loss from discontinued operations	(728,488)	(81,594)

Net loss from continuing operations	(1,356,812)	(1,481,838)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense (recoveries)	(60,377)	6,805
Depreciation of property and equipment	204,386	144,175
Amortization of software and intangible assets	304,831	165,178
Stock based compensation expense	92,721	57,392
(Gain) loss on sale of assets	(2,398)	2,047
Changes in operating assets and liabilities:
Accounts receivable	684,557	124,643
Inventories	(766,378)	396,095
Prepaid expenses	79,884	(18,303)
Deposits	(58,250)	54,727
Assets and liabilities held for sale, net	—	21,355
Accounts payable	3,187	(29,344)
Accrued expenses and other current liabilities	351,897	68,772

Net cash used in operating activities	(1,251,240)	(569,890)

Investing activities:
Capitalized software development costs and patents	(118,410)	(136,130)
Purchase of property and equipment	(138,145)	(64,787)
Proceeds from sale of assets	2,398	47,026

Net cash used in investing activities	(254,157)	(153,891)

Financing activities:
Net proceeds from stockholder line of credit	700,000	—
Proceeds from sale of common stock and warrants	3,616	321,245
Proceeds from exercise of employee stock options	567	—
Net proceeds (payment) from (to) line of credit	(356,220)	310,866
Repayments of long-term debt including $42,845 to related party in 2011	(69,759)	(34,612)

Net cash provided by financing activities	278,204	597,499

Net decrease in cash and cash equivalents	(1,227,193)	(126,282)

Cash and cash equivalents, beginning of period	1,648,476	319,908

Cash and cash equivalents, end of period	$421,283	$193,626

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

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included for the three and nine month periods ended September 30, 2012. The condensed consolidated balance sheet of the Company as of December 31, 2011 has been derived from the audited consolidated balance sheet as of that date. The results for the three and nine month periods ended September 30, 2012 are not necessarily indicative of the results that may be expected for the full year. The unaudited financial statements included in this filing should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s annual report on Form 10-K as amended by Amendment No. 1 there to and for the year ended December 31, 2011.

During the first nine months of 2012, the Company incurred a net loss of $1,563,432 and used cash in operations of $569,890. At September 30, 2012, the Company had working capital of $1,245,914 and cash and cash equivalents of $193,626. The Company expects to obtain additional working capital by increasing revenue, by reducing operating expenses, borrowing on its line of credit and through other initiatives that may include raising additional capital through issuing debt and/or equity securities. There can be no assurance that additional capital will be available to the Company on acceptable terms, or at all. Additional equity financing may involve substantial dilution to its then existing stockholders. The Company believes that these items will provide sufficient cash to fund operations during the remainder of 2012, however, the Company may require additional working capital during the remainder of 2012 and 2013 to support operations and the expansion of sales channels and market distribution, to develop and introduce new products and services, to enhance existing product offerings, to address unanticipated competitive threats or technical problems, to transition adverse economic conditions and for potential acquisition transactions. In the event the Company is unable to raise additional debt and/or equity capital or execute other alternatives, it may be required to sell segments of the business, or substantially reduce or curtail its activities. However, no assurance can be given that we will be able to sell any segments of the business on terms that are acceptable to us. Such actions could result in charges that could be material to ViewCast’s results of operations or financial position.

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

ViewCast.com, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements - Continued

Changes in the Company’s allowance for doubtful accounts for the three and nine months ended September 30, 2011 and 2012 are as follows:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2011	2012	2011	2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Beginning balance	$15,238	$22,352	$76,436	$22,292
Bad debt expense (recoveries)	821	837	(60,377)	6,805
Uncollectible accounts written off	—	—	—	(5,908)

Ending balance	$16,059	$23,189	$16,059	$23,189

3. Inventories

Inventories consisted of the following:

	December 31,	September 30,
	2011	2012
		(Unaudited)
Purchased materials	$1,369,041	$605,170
Finished goods	1,596,877	1,965,977
Reserve	(257,837)	(259,161)

	$2,708,081	$2,311,986

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

ViewCast.com, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements - Continued

The following table provides a detail of the net assets held for sale as of December 31, 2011:

December 31,
2011
Assets:
Accounts receivable	$67,086
Prepaid expenses	4,381
Goodwill	—
Property and equipment, net	17,415
Deposit	3,250
Intangible assets, net	—
Capitalized software development cost, net	442,775

Total assets	534,907

Liabilities related to assets held for sale	250,837

Net assets held for sale	$284,070

The net loss from discontinued operations related to the Ancept for the three and nine months ended September 30, 2011 and 2012 are as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2011	2012	2011	2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net revenue	$302,351	$—	$838,046	$22,255
Cost of revenue	190,050	—	677,626	39,057

Gross profit	112,301	—	160,420	(16,802)
Operating expenses	251,580	—	888,908	62,745
Loss on sale of assets	—	—	—	2,047

Net loss from discontinued opertaions	$(139,279)	$—	$(728,488)	$(81,594)

5. Intangible Assets

Intangible assets consisted of the following:

		December 31, 2011		September 30, 2012
				(Unaudited)
	Average life (years)	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Non-compete agreements	3	$24,000	$22,387	$24,000	$24,000
Patents	17	145,897	38,548	145,996	44,988

		$169,897	$60,935	$169,996	$68,988

Future amortization expense associated with these intangible assets is as follows:

Three months ending December 31, 2012	$2,149
Year ending December 31, 2013	8,588
Year ending December 31, 2014	8,588
Year ending December 31, 2015	8,588
Year ending December 31, 2016	8,588
Thereafter	64,507

$101,008

ViewCast.com, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements - Continued

6. Accrued Expenses and Other Current Liabilities

Accrued expenses consisted of the following:

	December 31,	September 30,
	2011	2012
		(Unaudited)
Accrued stockholder interest	$27,906	$16,406
Accrued compensation	310,500	445,672
Accrued warranty	135,708	157,915
Accrued inventory purchases	59,577	52,038
Customer deposits	135,597	18,940
Deferred rent	25,341	63,592
Deferred revenue	260,638	290,796
Accrued taxes and other	155,671	134,351

	$1,110,938	$1,179,710

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

The following table below shows the changes in accrued warranty expense for the three and nine months ended September 30, 2011 and 2012:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2011	2012	2011	2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Beginning balance	$172,583	$140,307	$155,918	$135,708
Additions	62,241	21,939	196,354	71,897
Usage	(62,056)	(4,331)	(179,504)	(49,690)

Ending balance	$172,768	$157,915	$172,768	$157,915

8. Property and Equipment

Property and equipment, at cost, consisted of the following:

	Estimated
	Useful Life	December 31,	September 30,
	(Years)	2011	2012
			(Unaudited)
Computer equipment	2 to 7	$568,898	$574,097
Software	3 to 5	104,500	104,500
Leasehold improvements	1 to 5	174,429	174,429
Office furniture and equipment	5 to 7	1,405,560	1,456,939

		2,253,387	2,309,965

Less accumulated depreciation and amortization		(2,001,539)	(2,137,505)

		$251,848	$172,460

ViewCast.com, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements - Continued

9. Line of Credit

On June 29, 2007, the Company entered into a Purchase and Sale Agreement/Security Agreement (the “Agreement”) with Amegy Bank National Association (“Amegy”), a national banking association. The Agreement provides the Company with an accounts receivable loan facility to provide a source of working capital with advances generally limited to 85% of submitted accounts receivable. Upon collection of an account receivable, the remaining fifteen percent is rebated to the Company less the Agreement’s fixed and variable discounts. The fixed discount equals 0.2% of the account receivable for the first 15 days the account receivable is outstanding plus an additional 0.2% for each additional 15 day period, up to 1.2% for receivables 76 to 90 days outstanding. The variable discount is calculated for each day that the amount advanced by Amegy is outstanding until repaid by collection of the account receivable and equals the prime rate plus 1.5% divided by 360 multiplied by the advance amount for each account receivable. The borrowing line under this facility currently is $1,000,000, reviewed as growth of business dictates. To secure the amounts due under the Agreement, the Company granted Amegy a security interest in all of its assets owned as of the date of the agreement or thereafter acquired. The Company had $335,641 and $646,507 outstanding as of December 31, 2011 and September 30, 2012, respectively, under this facility. There is no expiration date to the Agreement.

10. Long-Term Debt

Since October 1998, the Company has maintained a credit facility with an entity controlled by one of its principal stockholders, Mr. H.T. Ardinger. ViewCast.com, Inc., Osprey Technologies, Inc. and VideoWare, Inc. (jointly and severally, “the Borrower”) amended the terms and conditions of the loan and security agreement with the Ardinger Family Partnership, Ltd. on December 30, 2011, to be effective as of October 1, 2011. Under the amended terms any amounts outstanding of the primary principal amount and secondary principal amount mature December 31, 2014, subject to certain earlier payment conditions. The interest on the primary principal amount will accrue based on an interest rate per annum which is the greater of 5.0% or the effective prime rate plus 0.75% (5.0% as of December 31, 2011 and September 30, 2012, respectively). Interest on the secondary principal shall accrue based on the effective Applicable Federal Rate, as defined in the agreement, (1.27% and 0.21% as of December 31, 2011 and September 30, 2012, respectively). The amendment deferred the payment of the accrued interest on the unpaid primary and secondary principal amounts from October 1, 2011 through March 31, 2012. Beginning April 30, 2012, payment of such accrued interest was paid in three approximately equal monthly payments. The amended terms call for interest accruing after March 31, 2012 to be paid monthly; and most recently, beginning July 31, 2013, minimum monthly principal payments of $21,422, in addition to the monthly interest payments. Accrued interest was $27,906 and $16,406 at December 31, 2011 and September 30, 2012, respectively. The amended note agreement is secured by all the assets of the Borrower.

The Company’s long-term debt consisted of:

	December 31, 2011	September 30, 2012
		(Unaudited)
Outstanding Primary Principal Amount	$1,078,621	$1,078,621

Outstanding Secondary Principal Amount	4,591,361	4,591,361

Other debt	75,143	40,531

Total long-term debt	5,745,125	5,710,513

Less current maturities	(171,525)	(282,533)

Total long-term debt less current maturities	$5,573,600	$5,427,980

11. Earnings Per Share Data

Basic earnings per share (“EPS”) is calculated by dividing net income or loss applicable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is calculated by using the weighted-average number of common shares outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the

ViewCast.com, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements - Continued

dilutive potential shares of common stock had been issued. Dilutive potential shares of common stock include convertible preferred stock, options and warrants. The potential dilution for options and warranty is based on the average market price during the period. The average market price of the common stock was $0.1456 during the nine months ended September 30, 2012. For periods presented, the computation of diluted loss per share excludes the portion of convertible preferred stock, options and warrants that are anti-dilutive.

On May 4, 2011, the Series B Convertible Preferred Stock and Series C Convertible Preferred Stock were converted into common stock and the Series E Convertible Redeemable Preferred Stock was restructured under a Preferred Stock Exchange Agreement more fully described in Note 14.

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended September 30,		Nine months ended September 30,
	2011	2012	2011	2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Loss from continuing operations	$(776,815)	$(576,482)	$(1,356,812)	$(1,481,838)
Preferred stock dividends	—	—	(282,444)	—
Preferred stock redemption	5,586,666	—	5,586,666	—

Net income (loss) from continuing operations applicable to common stockholders	$4,809,851	$(576,482)	$3,947,410	$(1,481,838)

Net loss from discontinued operations	(139,279)	—	(728,488)	(81,594)

Net income (loss) applicable to common stockholders - numerator for basic and diluted loss per share	$(916,094)	$(576,482)	$3,218,922	$(1,563,432)

Weighted - average common shares and dilutive potential common shares outstanding - denominator for dilluted earning per share	55,699,005	62,359,372	48,120,853	62,041,779

Net income (loss) per common share (basic and diluted):
Continuing operations	$(0.01)	$(0.01)	$0.08	$(0.02)
Discontinued operations	$(0.00)	$—	$(0.02)	$(0.00)

Net income (loss)	$(0.02)	$(0.01)	$0.07	$(0.03)

Anti-dilutive securities excluded from diluted earnings per share:
Stock options	6,161,460	4,617,335	5,327,273	4,530,335
Stock warrants	—	6,618,068	—	5,907,403
Convertible preferred stock - Series E	16,000,000	16,000,000	14,666,667	16,000,000

12. Stock-Based Compensation

The Company has various stock-based employee compensation plans, which are described more fully in Note 11 of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, as amended by Amendment No. 1 thereto.

Stock-based compensation expense was $92,721 and $57,392 for the nine months ended September 30, 2011 and September 30, 2012, respectively. There were 1,625,000 new options granted by the Company during the nine months ended September 30, 2012. Stock-based compensation expense is based on awards ultimately expected to vest and has been reduced for estimated forfeitures.

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

At September 30, 2012, the balance of unearned stock-based compensation to be expensed in future periods related to unvested share-based awards, as adjusted for expected forfeitures, is approximately $212,000. The weighted-average grant date fair value for options granted during the nine months ended September 30, 2012 was $0.11 per share. The weighted-average period over which the unearned stock-based compensation is expected to be recognized is approximately three years.

ViewCast.com, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements - Continued

The following is a summary of stock option activity from January 1, 2012 through September 30, 2012:

	Stock Options
	Number of Shares	Exercise Price Per Share	Weighted- Average Exercise Price Per Share
Outstanding at December 31, 2011	4,423,335	$0.13 - $0.62	$0.31
Granted	1,625,000	0.11 - 0.21	0.11
Canceled/forfeited	(822,000)	0.13 - 0.49	0.32

Outstanding at June 30, 2012	5,226,335	$0.11 - $0.62	$0.25

The following information applies to options outstanding at September 30, 2012:

Range of Exercise Prices	Outstanding at September 30, 2012	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Exercisable at September 30, 2012	Weighted- Average Exercise Price
$0.01 - 0.19	2,180,000	6.3	$0.12	439,722	$0.17
0.20 - 0.29	1,131,335	4.8	$0.26	795,363	$0.26
0.30 - 0.39	1,207,500	4.9	$0.35	818,611	$0.35
0.40-0.49	697,500	5.3	$0.46	697,500	$0.46
0.60-0.69	10,000	1.0	$0.62	10,000	$0.62

	5,226,335	5.5	$0.25	2,761,196	$0.32

13. Income Taxes

At December 31, 2011, the Company had federal income tax net operating loss carryforwards of approximately $64,000,000, which carryfowards expire at various dates beginning in 2017. The Company is subject to limitations existing under Internal Revenue Code Section 382 (Change of Control) relating to the availability of the operating loss carryforward. The Company recognized no federal income tax benefit in the first nine months of 2012 as it has recorded a valuation allowance to reduce all deferred tax assets to zero.

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

In December 2006, the Company retired certain debt from the Ardinger Partnership in exchange for certain Company securities, including 80,000 shares of Series E Preferred Stock with each share having a stated value of $100 with voting rights on an “as converted’ basis with the common stock and accrues no dividends. The liquidation preference on the Series E Preferred Stock is the $100 per share stated value multiplied by 107%. The Series E Preferred Stock provides for a conversion option to common stock at $0.60 per share of common stock, subject to certain requirements and adjustments.

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

At December 31, 2011 and September 30, 2012, the Company had outstanding warrants to purchase 3,775,408 and 6,618,068 shares of Common Stock, respectively, with an exercise price of $0.1238278 per share of Common Stock and will expire on December 31, 2014.

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

David W. Brandenburg RIRA – 888,331 shares

Diana L. Brandenburg RIRA – 888,331 shares

John C. Hammock – 888,331 shares

Laurie L. Latham – 888,331 shares

Lance E. Ouellette – 888,331 shares

Christina K. Hanger – 222,083 shares

George C. Platt – 177,667 shares

Messrs. Brandenburg, Hammock, Ouellette and Platt and Ms. Hanger are directors of the Company, Mr. Hammock is the President and Chief Executive Officer of the Company and Ms. Latham was until August 21, 2012 the Chief Financial Officer and Senior Vice President of Finance and Administration of the Company. They acquired the shares of Common Stock on the same terms as the other five Investors. Mr. Ouellette is the stepson of H.T. Ardinger, Jr., a principal stockholder of the Company. There are no additional material relationships between the Company and the Investors aside from entering into the Subscription Agreements. Each of the Investors was an “accredited investor” at the time of their investment as defined under Rule 501 promulgated pursuant to the Securities Act of 1933, as amended (the “Securities Act”), and the shares of Common Stock and the Warrants were issued pursuant to Rule 506 promulgated pursuant to the Securities Act.

17. Current Economic Conditions

The current economic environment continues to present companies with difficult circumstances and challenges, which in some cases have resulted in large and unanticipated declines in the fair value of certain assets, declines in the volume of business, constraints on liquidity and difficulty obtaining financing. The financial statements have been prepared using values and information currently available to the Company.

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

•

Reporting for Discontinued Operations / Assets Held for Sale - In accordance with FASB ASC 205-20, “Presentation of Financial Statements - Discontinued Operations”, assets held for sale are reported separately on the Balance Sheet by class of asset and/or liability, not as a single net amount, and these new line items are reclassified on the face financial statements (Balance Sheet) for the prior year(s). The net income or loss from the operations of the assets held for sale are reported separately on the Income Statement, located below Income from Continuing Operations and above any Extraordinary Items; and similar to the Balance Sheet presentation, the prior year(s) are also reclassified. Additionally, where any of these items affect the Statement of Cash Flow and/or Shareholders’ Equity, those items will be a new line item on the face of those financial statements and they will also be reclassified for prior year(s).

Results of Operations

Three and Nine Months Ended September 30, 2012 compared to

Three and Nine Months Ended September 30, 2011.

Net Sales. During the third quarter ended September 30, 2012, net sales decreased $510,957 to $2,744,754 from $3,255,711 in the third quarter 2011, representing a 16% decrease. During the nine months ended September 30, 2012, net sales decreased $1,657,507 to $9,025,018 from $10,682,525 for the same period in 2011, representing a 16% decrease. The overall sales decrease during the first nine months of 2012 was due to decreases in Osprey and Niagara product sales primarily in the North America region, as well as smaller decreases in the Europe, Middle East and Africa (“EMEA”) and the Pacific Rim (“PacRim”) regions, which were partially offset by increased sales in the Latin America region. ViewCast expects improvement as new partnerships gain traction and as new Osprey and Niagara products are introduced during the remainder of the year and into 2013.

Osprey Product Sales. During the third quarter ended September 30, 2012, Osprey sales decreased $212,527 to $1,892,726 from $2,105,253 in the third quarter 2011, representing a 10% decrease from the 2011 levels and 69% of total third quarter 2012 revenue, compared to 65% in 2011. During the nine months ended September 30, 2012, Osprey sales decreased $905,925 to $5,867,458 from $6,773,383 for the same period in 2011, representing a 13% decrease from the 2011 levels and 65% of total revenue, compared to 63% in 2011. The decrease in sales for the nine months ended September 30, 2012 was primarily due to decreases of volume sales to integrators, particularly in the second quarter 2012.

ViewCast Niagara® Streaming/Encoding System Sales. During the third quarter ended September 30, 2012, combined system sales decreased $305,517 to $795,587 from $1,101,104 in the third quarter 2011, representing a 28% decrease from the 2011 levels and 29% of total third quarter 2012 revenue, compared to 34% in 2011. During the nine months ended September 30, 2012, combined system sales decreased $796,924 to $2,971,552 from $3,768,476 for the same period in 2011, representing a 21% decrease from the 2011 levels and 33% of total revenue, compared to 35% in 2011. The decrease in sales for the nine months ended September 30, 2012 was primarily due to decreases in the North America sales region, which was predominately from the curtailing of orders during the second quarter 2012 from a large OEM customer.

Other Revenues. During the third quarter ended September 30, 2012, other revenues from support and maintenance increased $7,087 to $56,441 from $49,354 in the third quarter 2011, representing a 14% increase from the 2011 levels and 2% of total third quarter 2012 revenue, compared to the same 2% in 2011. During the nine months ended September 30, 2012, other revenues increased $45,342 to $186,008 from $140,666 for the same period in 2011, representing a 32% increase from the 2011 levels and 2% of total revenue, compared to 1% in 2011. We anticipate that other revenue will vary quarter to quarter depending on the amount of support and maintenance revenues that are amortized over the contract period.

ViewCast.com, Inc. and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Cost of Sales/Gross Profit. During the third quarter ended September 30, 2012, cost of sales decreased $301,395 to $965,607 from $1,267,002 in the third quarter 2011, representing a 24% decrease from the 2011 levels and 35% of total third quarter 2012 revenue, compared to 39% in 2011. During the third quarter ended September 30, 2012, gross profit decreased $209,562 to $1,779,147 from $1,988,709 in the third quarter 2011, representing an 11% decrease from the 2011 levels and 65% of total third quarter 2012 revenue, compared to 61% in 2011. During the nine months ended September 30, 2012, cost of sales decreased $680,154 to $3,303,697 from $3,983,851 in the same period 2011, representing a 17% decrease from the 2011 levels and 37% of total revenue, compared to 37% in 2011. During the nine months ended September 30, 2012, gross profit decreased $977,353 to $5,721,321 from $6,698,674 in the same period in 2011, representing a 15% decrease from the 2011 levels and 63% of total revenue, compared to 63% in 2011.

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

Selling, General and Administrative Expenses. During the third quarter ended September 30, 2012, selling, general and administrative expenses decreased $220,389 to $1,540,176 from $1,760,565 in the third quarter 2011, representing a 13% decrease from the 2011 levels. During the nine months ended September 30, 2012, selling, general and administrative expenses decreased $884,028 to $4,285,348 from $5,169,376 in the same period in 2011, representing a 17% decrease from the 2011 levels. The decrease is primarily due to decreases in sales and marketing expenses, supplemented by slight decreases in finance and administrative expenses. SG&A expenses for the three and nine months ended September 30, 2012 include severance costs in the amount of $219,115 related to the termination of the Company’s CFO in August 2012.

Research and Development Expense. During the third quarter ended September 30, 2012, research and development expense, net of capitalized software development, decreased $135,736 to $681,900 from $817,636 in the third quarter 2011, representing a 17% decrease from the 2011 levels. During the nine months ended September 30, 2012, research and development expense, net of capitalized software development, increased $165,814 to $2,493,042 from $2,327,228 in the same period in 2011, representing a 7% increase from the 2011 levels. Research and development expenses vary period to period depending on the number of product introductions planned and as new product prototypes, testing and certifications are completed.

Depreciation and Amortization Expense. During the third quarter ended September 30, 2012, depreciation and amortization expense decreased $27,013 to $98,412 from $125,425 in the third quarter 2011, representing a 22% decrease from the 2011 levels. During the nine months ended September 30, 2012, depreciation and amortization expense decreased $83,155 to $309,354 from $392,509 in the same period 2011, representing a 21% decrease from the 2011 levels.

Other Income (Expense). During the third quarter ended September 30, 2012, net other expenses decreased $26,757 to $35,141 from $61,898 in the third quarter 2011, representing a 43% decrease from the 2011 levels. During the nine months ended September 30, 2012, net other expenses decreased $50,958 to $115,415 from $166,373 in the same period 2011, representing a 31% decrease from the 2011 levels. The decrease is predominately from decreased interest expense due primarily from the decrease in the average outstanding balance on the Amegy Bank Credit Facility (see Note 9) and a decrease of interest rates from our debt under the credit facility with Ardinger Family Partnership, Ltd. (see Note 10).

Net Loss from Continuing Operations. During the third quarter ended September 30, 2012, the net loss from continuing operations decreased $200,333 to a net loss of $576,482 from a net loss of $776,815 in the third quarter 2011. During the nine months ended September 30, 2012, the net loss from continuing operations increased $125,026 to a net loss of $1,481,838 from a net loss of $1,356,812 in the same period in 2011.

Net Loss from Discontinued Operations. During the third quarter ended September 30, 2012 there was no net loss from discontinued operations, a decrease of $139,279 from the net loss of $139,279 in the third quarter 2011. During the nine months ended September 30, 2012, the net loss from discontinued operations decreased $646,894 to a net loss of $81,594 from a net loss of $728,488 in the same period in 2011. See Note 4 to the Financial Statements regarding the sale of the Ancept Assets effective January 15, 2012.

ViewCast.com, Inc. and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Net Loss. During the third quarter ended September 30, 2012, net loss decreased $339,612 to a net loss of $576,482 from a net loss of $916,094 in the third quarter 2011. The net loss per share applicable to the common shareholders for the third quarter of 2012 was ($0.01) compared to a net loss per share of ($0.02) for the third quarter 2011. During the nine months ended September 30, 2012, the net loss decreased $521,868 to a net loss of $1,563,432 from a net loss of $2,085,300 in the same period 2011. The net loss per share applicable to the common shareholders for the nine months ended September 30, 2012 was ($0.03). For the same period 2011, after increasing the net loss for stated preferred dividends of $282,444 and decreasing the net loss for preferred stock redemption of $5,586,666 (See Note 14), the net income per share applicable to the common shareholders was $0.07.

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

Net cash used in operating activities for the nine months ended September 30, 2012 was $569,890 resulting from a net loss of $1,563,432, plus non-cash operating expense of $375,597 and net cash provided from changes in operating assets and liabilities of $617,945. Cash provided from changes in operating assets and liabilities was primarily due to decreased inventories and accounts receivable, supplemented by increased accrued expenses and other current liabilities, and decreased deposits and assets held for sale, which was partially offset by cash used for decreased accounts payable and increased prepaid expenses.

Cash used in investing activities during the nine months ended September 30, 2012 totaled $153,891, consisting of $136,130 of software development costs capitalized and patents, and $64,787 of property and equipment purchased, partially offset by $47,026 of proceeds provided from the sale of assets.

During the nine months ended September 30, 2012, ViewCast’s financing activities provided cash of $597,499, of which $321,245 was proceeds from the sale of stock and warrants, and $310,866 was net proceeds from the line of credit. These were partially offset by $34,612 of cash used for net repayments of long-term debt.

Since October 1998, the Company has maintained a credit facility with an entity controlled by one of its principal stockholders, Mr. H.T. Ardinger. ViewCast.com, Inc., Osprey Technologies, Inc. and VideoWare, Inc. (jointly and severally, “the Borrower”) amended the terms and conditions of the loan and security agreement with the Ardinger Family Partnership, Ltd. on December 30, 2011, to be effective as of October 1, 2011. Under the amended terms any amounts outstanding of the primary principal amount and secondary principal amount mature December 31, 2014, subject to certain earlier payment conditions. The interest on the primary principal amount will accrue based on an interest rate per annum which is the greater of 5.0% or the effective prime rate plus 0.75% (5.00% as of December 31, 2011 and September 30, 2012, respectively). Interest on the secondary principal shall accrue based on the effective Applicable Federal Rate, as defined in the agreement, (1.27% and 0.21% as of December 31, 2011 and September 30, 2012, respectively). The amendment defers the payment of the accrued interest on the unpaid primary and secondary principal amounts from October 1, 2011 through March 31, 2012. Beginning April 30, 2012, payment of such accrued interest was paid in three approximately equal monthly payments. The amended terms call for interest accruing after March 31, 2012 to be paid monthly; and most recently, beginning July 31, 2013, minimum monthly principal payments of $21,422, in addition to the monthly interest payments. The amended note agreement is secured by all the assets of the Borrower.

In September 2007, ViewCast entered into a Purchase and Sale Agreement/Security Agreement with Amegy Bank National Association, a national banking association. The borrowing line under this facility currently is $1,000,000, reviewed as growth of business dictates. As of September 30, 2012, ViewCast had an outstanding balance of $646,507 under this facility.

ViewCast.com, Inc. and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

There were no preferred stock dividends declared or paid during the first nine months of 2012. On May 4, 2011, under an Exchange Agreement, the Series B Preferred Stock and Series C Preferred Stock were converted into Common Stock and any and all dividends, owed or owing on the Preferred Stock, were cancelled. See Note 14 and 16 to the financial statements.

During the first nine months of 2012, ViewCast incurred a net loss of $1,563,432 and used cash in operations of $569,890. At September 30, 2012, ViewCast had working capital of $1,245,914 and cash and cash equivalents of $193,626. ViewCast expects to obtain additional working capital by increasing revenue, by reducing operating expenses, borrowing on its line of credit and through other initiatives that may include raising additional capital through issuing debt and/or equity securities. There can be no assurance that additional capital will be available to ViewCast on acceptable terms, or at all. Additional equity financing may involve substantial dilution to its then existing stockholders. ViewCast believes that these items will provide sufficient cash to fund operations during the remainder of 2012, however, ViewCast may require additional working capital during the remainder of 2012 and 2013 to support operations and the expansion of sales channels and market distribution, to develop and introduce new products and services, to enhance existing product offerings, to address unanticipated competitive threats or technical problems, to transition adverse economic conditions and for potential acquisition transactions. In the event ViewCast is unable to raise additional debt and/or equity capital or execute other alternatives, it may be required to sell segments of the business, or substantially reduce or curtail its activities. However, no assurance can be given that we will be able to sell any segments of the business on terms that are acceptable to us. Such actions could result in charges that could be material to ViewCast’s results of operations or financial position.

At September 30, 2012, ViewCast had no material commitments for capital expenditures.

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

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rule 13a-15(e)) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are designed to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. As required by Rule 13a-15(b) under the Exchange Act, our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of September 30, 2012. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2012, our disclosure controls and procedures were effective in providing such reasonable assurance.

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

ViewCast.com, Inc.
(Registrant)

BY:

Date: November 14, 2012	/s/ John C. Hammock
John C. Hammock
Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2012	/s/ Cordia F. Leung
Cordia F. Leung
Controller
(Principal Financial Officer and Chief Accounting Officer)

EXHIBIT INDEX

Exhibit Number

31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

32.1	Section 1350 Certification

32.2	Section 1350 Certification

101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets at December 31, 2011 and September 30, 2012 (Unaudited), (ii) Condensed Consolidated Statement of Operations for the Three and Nine Months Ended September 30, 2011 and 2012 (Unaudited), (iii) Condensed Consolidated Statements of Stockholders’ Deficit for the Nine Months Ended September 30, 2012 (Unaudited), (iv) Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2011 and 2012 (Unaudited) and (v) Notes to the Condensed Consolidated Financial Statements. (1)

(1)	In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as set forth by specific reference in such filings.