Form 10-K
period 2012-12-31
VIEWCAST COM INC
filed 2013-04-01
CIK 921313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2012.

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

The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2012 was $3,484,471. As of March 15, 2013, there were 62,386,490 shares of the registrant’s common stock (par value $0.0001) outstanding.

Documents incorporated by reference: Portions of the definitive proxy statement pursuit to Regulation 14A to be issued by the registrant in connection with the 2013 Annual Meeting are incorporated by reference into Part III of this report.

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

Overview

ViewCast.com, Inc., doing business as ViewCast Corporation (“ViewCast”), develops industry-leading hardware and software for the capture, management and delivery of video over IP and mobile networks. ViewCast’s solutions simplify the complex workflows required for these tasks, allowing broadcasters, businesses, governments and various distribution entities to reach and expand their distribution of digital media easily and effectively. ViewCast’s Niagara® streaming systems and Osprey® video capture cards, provide high value through ease of usage, reliability and integration with third party applications. ViewCast markets and sells its products and professional services worldwide directly to end-users or through indirect channels including original equipment manufacturers (“OEMs”), value-added resellers (“VARs”), resellers, distributors and computer system integrators. ViewCast is focused on growth by leveraging video market expansion and growth into new market areas. We believe that emphasis on revenue and market share growth will enable us to realize long-term profitability and stockholder value.

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

Market Background and Market Drivers

Video or multi-media has moved to the mainstream as a strategic business tool for enterprises—including education and corporate enterprise, and consumer segments—while advertising, media and entertainment look to capitalize on increased viewership over a variety of devices.

Based on the 2011 and 2012 Frost & Sullivan reports, ViewCast believe the relevant portions of the encoding market have expanded to approximately $523 million in 2012 and is expected to expand to $923 million by 2016. The expansion of these markets, especially toward high definition, more powerful and reliable performance, and greater ease of use, has underscored the need for structured, secure and scalable digital video encoder solutions. We believe that ViewCast can capably fill that role.

Market Drivers

According to the Cisco® Visual Networking Index (VNI) Global Mobile Data Traffic Forecast for 2012 to 2016, worldwide mobile data traffic will increase 18-fold over the next five years, reaching 10.8 exabytes per month — or an annual run rate of 130 exabytes — by 2016. The expected sharp increase in mobile traffic is due, in part, to a projected surge in the number of mobile Internet—connected devices. During 2012-2016, Cisco anticipates that global mobile data traffic will outgrow global fixed data traffic by three times. This mobile data traffic increase represents a compound annual growth rate (CAGR) of 78 percent spanning the forecast period. We believe the following trends are driving these significant increases and driving the market for our digital video encoding equipment:

•	More Streamed Content,

•	More Mobile Devices and Connections,

•	Enhanced Computing of Devices, and

•	Faster Mobile and Internet Speeds.

How ViewCast Addresses the Market

ViewCast believes it is well-positioned to address the expanding digital video market for the following reasons:

•	ViewCast is a well-known and trusted streaming industry pioneer

•	The streaming media industry was built on our first product line, Osprey® video capture cards

•	More than 400,000 Osprey video capture cards have been deployed globally

•	ViewCast develops products that transform and deliver digital video and audio over broadband and mobile networks.

•	ViewCast Niagara® – encoding systems for video and audio

•	ViewCast Osprey® – cards for capturing video and audio

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

ViewCast Products and Services

ViewCast solutions provide a bridge between digital assets and delivery networks. The ViewCast solutions family includes:

•	Osprey Video® line of capture cards,

•	Niagara® line of video encoding systems and related SimulStream® and Niagara SCX® software, and

•	Professional services and support, and complementary products and technologies from leading third party providers.

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

We believe our Niagara products offer unique advantages to application developers, integrators and OEMs including extensive Software Development Kits (“SDKs”). Our streaming appliances comply with the most popular industry video standards, and we provide expert support and development staff to enable custom development of required applications.

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

Our product revenue is well diversified among various end-users who purchase from our direct and indirect channels. During 2012, two distributors generated more than 10% of our sales, Jeff Burgess and Associates, Inc. (17.3%) and Graphics Distribution, Inc. (16.0%) due to general increased sales volume and uptick in integrator activity. We plan to build upon our established customer base by expanding our distribution and sales force and expanding our product market awareness and reach.

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

Research and Development

We focus our research and development activities on digital media applications, process management and new features for expanded market opportunities. We will continue to make investments in core video technology and processing techniques, focusing on how to best apply the latest advancements in the industry into commercially viable products. In some cases, strategic partnerships will be utilized to enhance our research and development, and potentially reduce costs. During the 2011 and 2012 fiscal years we expended approximately $3.1 million and $3.0 million, respectively, in research and development activities; plus capitalized software development costs and patents of $173 thousand and $247 thousand, respectively. No significant portion of such expenses was borne directly by our customers.

New products or feature enhancements are scheduled for launch in 2013 in the Osprey and Niagara product families that will provide new capabilities and features. We believe these products and services will be competitive and feature unique capabilities. We will maintain integration efforts with third party application software and hardware for our products and services.

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

We are not aware of any direct competitors that compete in all of our digital media product families and applications. However, among our direct competitors competing with one or more of our products or applications are: VBrick, Digital Rapids, Black Magic and Matrox. Electronics manufacturers may be sales channels for our products but also actively compete for business in this market.

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

Personnel

As of March 15, 2013, our personnel consisted of forty-seven (47) people, four (4) of whom are in executive positions, twelve (12) of whom are engaged in engineering, research and development, twelve (12) of whom are engaged in marketing and sales activities, eight (8) of whom are engaged in operations, three (3) of whom are providing support and professional services and eight (8) of whom are in finance and administration. None of our employees are represented by a labor union. We consider our employee relations to be good.

Item 1A.	Risk Factors

Not required.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our principal executive offices are located in approximately 18,676 square feet of leased space in Plano, Texas. We use this space for administration, marketing, research and development and some of our sales activities. The primary lease term expired in April 2012 and provided for a base annual rent expense of $204,547. In 2011 ViewCast entered into an amendment to the lease wherein, effective May 1, 2012, the term of lease was extended with the termination date being July 31, 2021 and the base annual rent expense increases to $249,612.

Our manufacturing and distribution operations are located in approximately 16,575 square feet of leased space in Carrollton, Texas. The primary lease expired in February 2012 and provided for a base annual rent expense of $71,257. In 2012 ViewCast entered into an amendment to the lease wherein, effective March 1, 2012, the term of lease was extended with the termination date being April 30, 2017 and the base annual rent expense increases to $79,881.

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

Common Stock Price Range

As of March 15, 2013, there were 62,386,490 shares of our common stock outstanding. The following table sets forth, for the periods indicated, the high and low sales prices for the common stock on the Over-the-Counter markets (“OTC”). Our common stock is traded on the OTC-BB and the OTC-QB under the symbol “VCST”. These over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions. The trading market in our securities may at times be relatively illiquid due to low trading volume.

	Common Stock
Fiscal 2011	High	Low
1st Quarter	$0.35	$0.25
2nd Quarter	$0.41	$0.25
3rd Quarter	$0.34	$0.11
4th Quarter	$0.20	$0.08

	Common Stock
Fiscal 2012	High	Low
1st Quarter	$0.25	$0.09
2nd Quarter	$0.21	$0.11
3rd Quarter	$0.13	$0.05
4th Quarter	$0.16	$0.06

On March 15, 2013, the last reported sales price for our common stock as reported on the OTC was $0.18. As of March 15, 2013, there were approximately 280 holders of record of the common stock.

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

None

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

Overview

ViewCast develops industry-leading hardware and software for the capture, management, and delivery of digital media over IP and mobile networks. ViewCast’s solutions simplify the complex workflows required for these tasks, allowing broadcasters, businesses, governments and the various distribution entities to reach and expand their distribution of digital media easily and effectively. ViewCast’s Niagara® streaming systems and Osprey® video capture cards, provide the technology required to deliver the multi-platform experiences driving today’s digital media market. ViewCast markets and sells its products and professional services worldwide directly to end-users or through indirect channels including OEMs, VARs, resellers, distributors and computer system integrators. ViewCast is focused on growth by leveraging the digital media market expansion and our product solutions to capitalize on sales opportunities. We believe that emphasis on revenue and market share growth will enable us to realize long-term profitability and stockholder value.

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

ViewCast utilizes significant capital to design, develop and commercialize its products and intends to fund its 2013 operating activities and sales growth by utilizing existing cash, cash provided from operations and working capital lines of credit to the extent possible. ViewCast believes that these items will provide sufficient cash to fund operations for the next 12 months, however, ViewCast may require additional working capital during the next year to support operations and the expansion of sales channels and market distribution, to develop and introduce new products and services, to enhance existing product offerings, to address unanticipated competitive threats or technical problems, to transition adverse economic conditions and for potential acquisition transactions. There can be no assurance that additional financing will be available to ViewCast on acceptable terms, or at all. Additional equity financing may involve substantial dilution to our then existing stockholders. In the event ViewCast is unable to raise additional capital or execute other alternatives, it may be required to sell segments of the business, or substantially reduce or curtail our activities. Such actions could result in charges that could be material to ViewCast’s results of operations or financial position.

Financial Highlights of 2012

Total revenues from continuing operations for the year ended December 31, 2012 were $12,140,697, a 14% decrease from revenues of $14,110,797 reported in 2011. Gross margin for 2012 decreased 14% to $7,574,358, or 62.4% of sales, from $8,795,480, or 62.3% of sales, in the year ended December 31, 2011. Total operating expenses from continuing operations decreased 12% to $8,775,708 for 2012 when compared to the $9,964,534 for 2011, resulting in a net loss from continuing operations of $1,359,928 for the fiscal year of 2012, compared to the net loss from continuing operations of $1,393,162 for the fiscal year of 2011.

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

Results of Operations

Year Ended December 31, 2012 compared to Year Ended December 31, 2011.

Net Sales. During the year ended December 31, 2012, net sales from continuing operations decreased $1,970,100 to $12,140,697 from $14,110,797 in 2011, representing a 14% decrease from 2011. Net sales for combined Osprey and Niagara products decreased during 2012 in all sales regions.

Osprey Product Sales. During the year ended December 31, 2012, Osprey sales decreased $520,451 to $8,259,841 from $8,780,292 in 2011, representing a 6% decrease from 2011 and 68% of total 2012 net sales, compared to 62% in 2011. The decrease in sales for 2012 was primarily due to sales decreases of 17% in the Europe, Middle East and Africa (“EMEA”) sales region, 6% in the Pacific Rim sales region, and 3% in the North America sales region, which was partially offset by a 37% increase in the Latin America sales region. With the introduction of new Osprey products and additional Linux drivers, we anticipate growth in 2013 from broadband networking providers as they deploy new, higher bandwidth services and technologies and from integrators with other applications requiring video capture.

ViewCast Niagara® Streaming/Encoding Systems. During the year ended December 31, 2012, combined systems sales decreased $1,534,421 to $3,633,727 from $5,168,148 in 2011, representing a 30% decrease from 2011 and 30% of total 2012 net sales, compared to 37% in 2011. The decrease in sales for 2012 was primarily due to a sales decrease of 33% in the North America sales region, which was mostly due to the cancellation of a large OEM customer’s orders during the 2012 year. Additionally, sales decreased 29% in the EMEA sales region and 26% in the Latin America sales region, which were partially offset by a 10% increase the Pacific Rim sales region. During 2013 we anticipate sales of the Niagara 9100 product series along with a new portable line and our other Niagara systems and software will contribute to improving sales during 2013.

Other Revenues. During the year ended December 31, 2012, other revenues from support and maintenance increased $84,772 to $247,129 from $162,357 in 2011, representing a 52% increase from the 2011 levels and 2% of total 2012 revenue, compared to 1% in 2011. We anticipate that Other Revenue will vary quarter to quarter depending on the level of support and maintenance revenues that are amortized over contract periods.

Cost of Sales/Gross Profit. During the year ended December 31, 2012, cost of sales from continuing operations decreased $748,978 to $4,566,339 from $5,315,317 in 2011, representing a 14% decrease from 2011. Gross profit margin decreased $1,221,122 to $7,574,358 from $8,795,480 in 2011, representing a 14% decrease from 2011 and 62.4% of total 2012 net sales, compared to 62.3% in 2011. The slight increase in gross profit margin percentage was primarily due to a higher percentage of sales derived from the higher margin Osprey products.

We expect 2013 gross profit margins to remain comparable to historical margins in the 55%-68% range. Margins will be affected quarter to quarter by promotional activities, price adjustments, cost of materials, inventory obsolescence, new products, and the sales mix between capture cards, systems and services in any one reporting period.

Selling, General and Administrative Expense. During 2012, selling, general and administrative expenses from continuing operations decreased $956,351 to $5,429,547 from $6,385,898 in 2011, representing a 15% decrease from 2011. The decrease is primarily attributable to the expansion of our distributor network, which has reduced our internal expenses related to sales and marketing.

Research and Development Expense. During 2012, research and development expense from continuing operations decreased $112,817 to $2,954,991 from $3,067,808 in 2011, representing a 4% decrease from 2011. The decrease is primarily from reduced headcount related to a consolidation of products and processes.

Depreciation and Amortization Expense. During 2012, depreciation and amortization expense from continuing operations decreased $119,658 to $391,170 from $510,828 in 2011, representing a 23% decrease from 2011. The decrease was primarily due to the reduction in expenditures for capital assets over the last two years.

Other Income and Expense. During 2012, total other expense decreased by $65,530 to $158,578 from $224,108 in 2011, representing a 29% decrease from the 2011 levels. This was primarily due to a $66,903 decrease in interest expense to $160,131 from $227,034 in 2011, representing a 30% decrease. The decrease in interest expense is due mostly to the decrease of interest rate on the Stockholder Term Notes (see Note 9).

Net Loss from Continuing Operations. During 2012, the net loss from continuing operations improved $33,234 to a loss of $1,359,928 from a loss of $1,393,162 in 2011.

Net Loss from Discontinued Operations. During 2012, the net loss from discontinued operations improved $1,466,665 to a loss of $161,594 from a loss of $1,628,258 in 2011 (see Note 4).

Net Loss. During the year ended December 31, 2012, the net loss improved $1,499,899 to a loss of $1,521,522 from a loss of $3,021,421 in 2011. For the year ended December 31, 2012, the net loss per share applicable to the common shareholders was ($0.02). For the same period 2011, after increasing the net loss for stated preferred dividends of $282,444 and decreasing the net loss for Preferred Stock Redemption of $5,586,666 (see Note 11), the net income per share applicable to the common shareholders was $0.05 per share.

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

Net cash used by operating activities for the year ended December 31, 2012 totaled $883,520, compared to the cash used by operating activities of $1,367,123 in 2011. The net cash used in operating activities for the year ended December 31, 2012 was due to the net loss from continuing operations of $1,359,928 plus the net loss from the discontinued operations of $161,594, which was partially offset by non-cash operating expenses of $497,416 and cash provided from net changes in operating assets and liabilities of $140,586. The cash provided from operating assets and liabilities was from decreases in inventory, assets held for sale, deposits and prepaid expenses, and increases in accounts payable and deferred revenue, which was partially offset by cash used for an increase in accounts receivable and a decrease in accrued expenses and other current liabilities.

Net cash used for investing activities during the year ended December 31, 2012 totaled $266,727, of which $66,263 was used for property and equipment purchased and $247,490 was used for software development costs and patents that were capitalized. These were partially offset by $47,026 provided from the proceeds from the sale of property and equipment.

During the year ended December 31, 2012, ViewCast’s financing activities provided cash of $1,088,598, of which $323,306 was provided from the sale of stock under a private placement (see Note 11) and $808,279 was provided from the net proceeds from the bank line of credit (see Note 8). These were partially offset by $42,987 used for repayment of long-term debt.

In June 2007, ViewCast entered into a Purchase and Sale Agreement/Security Agreement with Amegy Bank National Association, a national banking association to provide a line of credit for working capital. The general borrowing availability under this facility is $1,000,000, reviewed as growth of business dictates. However, this may be exceeded without penalty. As of December 31, 2012, we have an outstanding balance of $1,143,920 under this facility based on the outstanding accounts receivable at year end.

Since October 1998, the Company has maintained a credit facility with an entity controlled by one of its principal stockholders, Mr. H.T. Ardinger. Most recently, ViewCast.com, Inc., Osprey Technologies, Inc. and VideoWare, Inc. (jointly and severally, “the Borrower”) amended the terms and conditions of the loan and security agreement with the Ardinger Family Partnership, Ltd. on December 30, 2011, to be effective as of October 1, 2011. Under the amended terms any amounts outstanding of the primary principal amount and secondary principal amount mature December 31, 2014, subject to certain earlier payment conditions. The interest on the primary principal amount will accrue based on an interest rate per annum which is the greater of 5.0% or the effective prime rate plus 0.75% (5.00% as of December 31, 2011 and 2012). Interest on the secondary principal shall accrue based on the effective Applicable Federal Rate, as defined in the agreement, (1.27% and 0.21%) as of December 31, 2011 and 2012, respectively). The amendment defers the payment of the accrued interest on the unpaid primary and secondary principal amounts from October 1, 2011 through March 31, 2012. Beginning April 30, 2012 payment of such accrued interest was paid in three approximately equal monthly payments. The amended terms call for interest accruing after March 31, 2012 to be paid monthly; and beginning July 31, 2013, minimum monthly principal payments of $21,422, in addition to the monthly interest payments. Accrued interest was $27,906 and $10,769 at December 31, 2011 and December 31, 2012, respectively. The amended note agreement is secured by all the assets of the Borrower.

There were no preferred stock dividends declared or paid during 2012. On May 4, 2011, under an Exchange Agreement, the Series B Preferred Stock and Series C Preferred Stock were converted into Common Stock and any and all dividends, owed or owing on the Preferred Stock, were cancelled (see Note 11).

On December 27, 2011, ViewCast entered into subscription agreements (the “Subscription Agreements”) with twelve investors (the “Investors”) for the purchase of private placement units consisting of an aggregate 6,618,068 shares of Common Stock and warrants (the “Warrants”) to purchase 6,618,068 shares of Common Stock for an aggregate purchase price of $745,000. Of the $745,000 subscribed, ViewCast received $425,000 in December with the remainder received in January 2012. The purchase price per private placement unit was $0.1125707, which was the weighted average closing price for the five trading days immediately prior to December 27, 2011. Pursuant to the Subscription Agreements, the Warrants are exercisable into shares of Common Stock at an exercise price of 0.1238278 per share of Common Stock which was 110% of the weighted average closing price for the five trading days immediately prior to December 27, 2011. The Warrants will expire on December 31, 2014.

At December 31, 2012, ViewCast had working capital of $1,492,906 and cash and cash equivalents of $258,259. ViewCast expects to obtain additional working capital by increasing sales, maintaining reduced operating expenses, borrowing under its loan facilities, and through other initiatives that may include raising additional equity. ViewCast utilizes significant capital to design, develop and commercialize its products and intends to fund its operating activities and sales growth during the next twelve months by utilizing existing cash, cash contributed from operations and its available working capital lines of credit. ViewCast anticipates it may require additional working capital during 2013 to support the expansion of sales channels and market distribution, to develop and introduce new products and services, to enhance existing product offerings, to address unanticipated competitive threats or technical problems, to transition adverse economic conditions, to service its debt, and for potential acquisition transactions.

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

At December 31, 2012, ViewCast had no material commitments for capital expenditures.

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

ViewCast.com, Inc. and Subsidiaries

Report of Independent Registered Public Accounting Firm

To the Board of Directors

ViewCast.com, Inc.

We have audited the accompanying consolidated balance sheets of ViewCast.com, Inc. and subsidiaries (the “Company”) as of December 31, 2012 and 2011 and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ViewCast.com, Inc. as of December 31, 2012 and 2011 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/S/ BKD, LLP

Dallas, Texas

April 1, 2013

VIEWCAST.COM, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2011	2012
ASSETS
Current assets:
Cash and cash equivalents	$319,908	$258,259
Accounts receivable, less allowance for doubtful accounts of $22,292 and $39,018 at December 31, 2011 and 2012, respectively	1,632,239	2,314,624
Inventories, net	2,708,081	2,123,379
Prepaid expenses	134,799	123,858
Assets held for sale	534,907	—

Total current assets	5,329,934	4,820,120
Property and equipment, net	251,848	135,212
Capitalized software development costs, net	266,713	329,532
Earn-out receivable	—	127,062
Intangible assets, net	108,962	84,693
Deposits	84,770	30,044

Total assets	$6,042,227	$5,526,663

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Line of credit	$335,641	$1,143,920
Accounts payable	834,185	1,004,326
Accrued expenses and other current liabilities	850,300	723,071
Deferred revenue	260,638	305,027
Current maturities of long-term debt and stockholder notes payable	171,525	150,870
Liabilities related to assets held for sale	250,837	—

Total current liabilities	2,703,126	3,327,214
Long-term debt, less current maturities	32,152	9,820
Stockholder notes payable, less current maturities	5,541,448	5,541,448

Total liabilities	8,276,726	8,878,482
Stockholders’ deficit:
Preferred stock, $0.0001 par value, authorized 5,000,000 shares:
Series E convertible—issued and outstanding shares—80,000—liquidation value of $107 per share as of December 31, 2011 and 2012, respectively	8	8
Common stock, $.0001 par value, authorized 100,000,000 shares; issued shares— 59,768,846 and 62,647,987 at December 31, 2011 and 2012, respectively	5,977	6,265
Additional paid-in capital	73,205,369	73,609,283
Accumulated deficit	(75,433,947)	(76,955,469)
Treasury stock, 261,497 shares at cost	(11,906)	(11,906)

Total stockholders’ deficit	(2,234,499)	(3,351,819)

Total liabilities and stockholders’ deficit	$6,042,227	$5,526,663

The accompanying notes are an integral part of these consolidated statements.

VIEWCAST.COM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2011	2012
Net revenue	$14,110,797	$12,140,697
Cost of revenue	5,315,318	4,566,339

Gross profit	8,795,479	7,574,358
Operating expenses:
Selling, general and administrative	6,385,898	5,429,547
Research and development	3,067,808	2,954,991
Depreciation and amortization	510,828	391,170

Total operating expenses	9,964,534	8,775,708

Operating loss	(1,169,055)	(1,201,350)
Other income (expense):
Interest expense (including $116,441 and $64,002 to related parties)	(227,034)	(160,131)
Interest income	2,403	60
Other	523	1,493

Total other expense, net	(224,108)	(158,578)

Loss from continuing operations	(1,393,163)	(1,359,928)
Net loss from discontinued operations	(1,628,258)	(161,594)

NET LOSS	$(3,021,421)	$(1,521,522)

Preferred stock dividends	(282,444)	—
Preferred stock redemption	5,586,666	—

Net income (loss) applicable to common stockholders	$2,282,801	$(1,521,522)

Net loss per common share (basic and diluted):
Continuing operations	$0.08	$(0.02)
Discontinued operations	$(0.03)	$(0.00)

Net income (loss)	$0.05	$(0.02)

Weighted average number of common shares outstanding
Basic and Diluted	50,080,639	62,125,538

The accompanying notes are an integral part of these consolidated statements.

VIEWCAST.COM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

YEARS ENDED DECEMBER 31, 2010 AND 2011

	Series B		Series C		Series E
	Convertible		Convertible		Convertible				Additional			Total
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated	Treasury	Stockholders’
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Shares	Par Value	Capital	Deficit	Stock	Equity (Deficit)
Balances, December 31, 2010	800,000	$80	200,000	$20	80,000	$8	39,277,815	$3,927	$72,641,272	$(72,473,281)	$(11,906)	$160,120
Stock based compensation expense	—	—	—	—	—	—	—	—	131,858	—	—	131,858
Employee stock purchase plan issuance	—	—	—	—	—	—	45,624	5	8,618	—	—	8,623
Conversion of preferred stock to common stock	(800,000)	(80)	(200,000)	(20)	—	—	16,666,666	1,667	(1,567)	—	—	—
Forfeiture of convertible preferred stock dividends—Series B	—	—	—	—	—	—	—	—	—	33,140	—	33,140
Forfeiture of convertible preferred stock dividends—Series C	—	—	—	—	—	—	—	—	—	27,615	—	27,615
Exercise of stock option	—		—		—	—	3,333	—	566	—	—	566
Stock and warrants issued in private placement							3,775,408	378	424,622			425,000
Net loss	—	—	—	—	—	—	—	—	—	(3,021,421)	—	(3,021,421)

Balances, December 31, 2011	—	—	—	—	80,000	8	59,768,846	5,977	73,205,369	(75,433,947)	(11,906)	(2,234,499)
Stock based compensation expense							—	—	80,896	—	—	80,896
Employee stock purchase plan issuance							36,481	4	3,302	—	—	3,306
Stock and warrants issued in private placement							2,842,660	284	319,716	—	—	320,000
Net loss							—	—	—	(1,521,522)	—	(1,521,522)

Balances, December 31, 2012	—	$—	—	$—	80,000	$8	62,647,987	$6,265	$73,609,283	$(76,955,469)	$(11,906)	$(3,351,819)

The accompanying notes are an integral part of these consolidated statements.

VIEWCAST.COM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended
	December 31,
	2011	2012
Operating activities:
Net loss	$(3,021,421)	$(1,521,522)
Net loss from discontinued operations	(1,628,258)	(161,594)

Net loss from continuing operations	(1,393,163)	(1,359,928)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	(45,144)	22,634
Depreciation of property and equipment	260,069	182,228
Amortization of software and intangible assets	406,168	208,940
Impairment of goodwill and intangible assets	713,842	—
Stock based compensation expense	131,858	80,896
Loss (Gain) on sale of assets	(2,398)	2,718
Changes in operating assets and liabilities:
Accounts receivable	560,551	(705,019)
Inventories	(492,832)	584,702
Prepaid expenses	132,472	10,941
Deposits	(52,133)	54,726
Assets and liabilities held for sales, net	(164,226)	107,935
Accounts payable	(201,489)	170,141
Accrued expenses and other current liabilities	573,851	(127,229)
Deferred revenue	(166,291)	44,389

Net cash used in operating activities	(1,367,123)	(883,520)

Investing activities:
Capitalized software development costs and patents	(172,708)	(247,490)
Purchase of property and equipment	(138,146)	(66,263)
Proceeds from sale of assets	2,398	47,026

Net cash used in investing activities	(308,456)	(266,727)

Financing activities:
Net proceeds from stockholder line of credit	700,000	—
Proceeds from sale of common stock and warrants	433,623	323,306
Proceeds from exercise of employee stock options	566	—
Net proceeds (payment) from (to) line of credit	(705,836)	808,279
Repayments of long-term debt including $42,845 to related party in 2011	(81,342)	(42,987)

Net cash provided by financing activities	347,011	1,088,598

Net decrease in cash and cash equivalents	(1,328,568)	(61,649)
Cash and cash equivalents, beginning of year	1,648,476	319,908

Cash and cash equivalents, end of year	$319,908	$258,259

Supplemental cash flow information:
Cash paid for interest	$199,128	$166,673
Non-cash items:
Acquisition of property and equipment under capital leases	$59,720	$—

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

During the year ended December 31, 2012, the Company incurred a net loss of $1,521,522 and used cash in operations of $883,520. At December 31, 2012, the Company has working capital of $1,492,906 and cash and cash equivalents of $258,259. The Company expects to obtain additional working capital by increasing revenue, reducing operating expenses, borrowing on its line of credit and through other initiatives that may include raising additional capital through issuing debt and/or equity securities. There can be no assurance that additional capital will be available to the Company on acceptable terms, or at all. Additional equity financing may involve substantial dilution to its then existing stockholders. The Company believes that these items will provide sufficient cash to fund operations during 2013, however, the Company may require additional working capital during 2013 to support operations and the expansion of sales channels and market distribution, to develop and introduce new products and services, to enhance existing product offerings, to address unanticipated competitive threats or technical problems, to transition adverse economic conditions and for potential acquisition transactions. In the event the Company is unable to raise additional debt and/or equity capital or execute other alternatives, it may be required to sell segments of the business, or substantially reduce or curtail its activities. However, no assurance can be given that we will be able to sell any segments of the business on terms that are acceptable to us. Such actions could result in charges that could be material to ViewCast’s results of operations or financial position.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and all of its subsidiaries, all of which are wholly-owned. All inter-company accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

The Company considers all liquid investments with original maturities of three months or less to be cash equivalents. At December 31, 2012 and 2011, cash equivalents consisted primarily of money market accounts with brokers and certificates of deposit.

At December 31, 2012, the Company’s cash accounts exceeded federally insured limits by approximately $8,000.

Pursuant to legislation enacted in 2010, the FDIC fully insured all noninterest-bearing transaction accounts beginning December 31, 2010, through December 31, 2012, at all FDIC-insured institutions. This legislation expired on December 31, 2012. Beginning January 1, 2013, noninterest-bearing transaction accounts are subject to the $250,000 limit on FDIC insurance per covered institution.

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

Changes in the Company’s allowance for doubtful accounts for the years ended December 31, 2011 and 2012 are as follows:

	Year ended December 31,
	2011	2012
Beginning balance	$67,436	$22,292
Bad debt expense (recoveries)	(45,144)	22,634
Uncollectible accounts written off	—	(5,908)

Ending balance	$22,292	$39,018

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

Intangible Assets and Amortization

Legal fees and similar capitalizable costs relating to patents, copyrights, and trademarks are capitalized as appropriate. Patent costs are generally amortized on a straight-line basis over 10 years. Non-compete agreements are amortized over their estimated useful lives of three years. See Note 3 for capitalized software held as assets for sale as of December 31, 2011, and Note 4 for $93,840 impairment of the discontinued operations’ customer lists and software recognized during 2011. No impairment of any intangible assets was recognized in 2012.

Intangible assets consist of the following:

		December 31, 2011		December 31, 2012
	Average life (years)	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Non-Compete agreements	3	24,000	22,387	—	—
Patents	10	145,897	38,548	145,995	61,302

		$169,897	$60,935	$145,995	$61,302

The estimated aggregate amortization expense for the succeeding years are as follows:

Year ending December 31, 2013	$22,754
Year ending December 31, 2014	22,754
Year ending December 31, 2015	22,754
Year ending December 31, 2016	16,431

$84,693

The weighted average remaining amortization period for intangible assets at December 31, 2012 is 3.7 years.

Impairment of Long-Lived Assets

Assets that are held and used are analyzed for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. Impairment is recognized when the estimated undiscounted cash flow generated by those assets is less than the carrying amounts of such assets. The amount of impairment is the excess of the carrying amount over the fair value of such assets. Assets held for sale are carried at the lower of carrying amount or fair value less selling costs. See Note 4 for impairment charges.

Goodwill

Goodwill is evaluated annually for impairment. A qualitative assessment is performed to determine whether the existence of events or circumstances leads to a determination that it is more likely than not the fair value is less than the carrying amount, including goodwill. If, based on the evaluation, it is determined to be more likely than not that the fair value is less than the carrying value, then goodwill is tested further for impairment. If the implied fair value of goodwill is lower than its carrying amount, a goodwill impairment is indicated and goodwill is written down to its implied fair value. Subsequent increases in goodwill value are not recognized in the financial statements.

Discontinued Operations / Assets Held for Sale

In accordance with FASB ASC 205-20, “Presentation of Financial Statements—Discontinued Operations”, assets held for sale are reported separately on the balance sheet by class of asset and/or liability, not as a single net amount, and these new line items are reclassified on the face financial statements (Balance Sheet) for the prior year(s). The net income or loss from the operations of the assets held for sale are reported separately on the Income Statement, located below Income from Continuing Operations and above any Extraordinary Items; and similar to the Balance Sheet presentation, the prior year(s) are also reclassified. Additionally, where any of these items affect the Statement of Cash Flow and/or Shareholders’ Equity, those items will be a new line item on the face of those financial statements and they will also be reclassified for prior year(s). The Company recognizes contingent earn-out receivable by using the cost recovery method, based on the present value of the estimated earn-out payments at the time of the sale. The Company applies the quarterly payments towards the carrying value of the earn-out receivable. An assessment of the expected future cash flows of the earn-out receivable is performed annually.

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

Net Earnings Per Share

Basic earnings per share (“EPS”) is calculated by dividing net income or loss applicable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is calculated by using the weighted-average number of common shares outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the dilutive potential shares of common stock had been issued. Dilutive potential shares of common stock include convertible preferred stock, options and warrants which are exercisable based on the average market price during the year. For 2011 and 2012, the computation of diluted loss per share excludes the convertible preferred stock, options and warrants as they are anti-dilutive. The following table sets forth the computation of basic and diluted earnings per share:

	Year Ended December 31,
	2011	2012
Loss from continuing operations	$(1,393,163)	$(1,439,928)
Preferred stock dividends	(282,444)	—
Preferred stock redemption	5,586,666	—

Net income (loss) from continuing operations applicable to common stockholders	$3,911,059	$(1,439,928)

Net loss from discontinued operations	(1,628,258)	(81,594)

Net income (loss) applicable to common stockholders—numerator for basic and diluted loss per share	$2,282,801	$(1,521,522)

Weighted—average common shares and dilutive potential common shares outstanding—denominator for dilluted earning per share	50,080,639	62,125,538
Net income (loss) per common share (basic and diluted):
Continuing operations	$0.08	$(0.02)
Discontinued operations	$(0.03)	$(0.00)

Net income (loss)	$0.05	$(0.02)

The following table sets forth the anti-dilutive securities excluded from diluted earnings per share:

Anti-dilutive securities excluded from diluted earnings per share:

Stock options	5,146,485	4,330,285
Stock warrants	3,775,408	6,049,536
Convertible preferred stock—Series E	14,933,333	14,400,000

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

The following table below shows the roll forward of the warranty reserve for the years ended December 31, 2011 and 2012:

	Year ended December 31,
	2011	2012
Beginning balance	$155,918	$135,708
Charged to expense	21,955	51,977
Usage	(42,165)	(72,119)

Ending balance	$135,708	$115,566

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

	Customer Exceeding 10%		Customer Exceeding 10% of Year-End
	of Net Sales		Accounts Receivable Balance
	Number of	Combined	Number of	Combined
Year	Customers	Percent	Customers	Percent
2011	2	34%	2	36%
2012	2	33%	3	51%

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

Income Taxes

The Company utilizes the liability method of accounting for income taxes wherein deferred tax assets and liabilities are determined based upon the differences between the financial statement and tax bases of assets and liabilities, as measured by enacted tax rates expected to be in effect when these differences reverse. Deferred tax assets are recognized when it becomes more likely than not that the assets will be realized. The Company files tax returns with the U.S. Federal and various state jurisdictions and is no longer subject to income tax examinations for years before 2007.

Advertising Costs

Advertising costs are expensed as incurred. Advertising expense for the years ended December 31, 2011 and 2012 was $651,195 and $296,183, respectively.

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

The Company uses the Black-Scholes option-pricing model (“Black-Scholes”) as its method of valuation. The fair value is amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. The fair value of share-based payment awards on the date of grant as determined by the Black-Scholes model is affected by the Company’s stock price as well as other assumptions. These assumptions include, but are not limited to the expected stock price volatility over the term of the awards, the actual and projected employee stock option exercise behaviors and an estimated forfeiture rate. The weighted-average estimated value of employee stock options granted during the years ended December 31, 2011 and 2012 was estimated using the Black-Scholes model with the following weighted-average assumptions:

	Year Ended December 31,
	2011	2012
Expected volatility	127%	119%
Risk-free interest rate	2.16%	1.22%
Expected dividends	0.0%	0.0%
Expected term in years	4.44	4.08

Reclassifications

Certain reclassifications have been made to the 2012 financial statements to conform to the 2011 financial statement presentation. These reclassifications had no effect on net earnings.

3. Sale of Ancept Assets and Contingent Consideration

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

Proceeds from the sale totaled $592,976 and were comprised of the following: cash of $47,026, receivable for future earn out consideration having a fair value of $227,531, and liabilities assumed by the buyer of $318,419. The carrying value of the reporting unit approximated the proceeds received on the date of the transaction; as a result, a loss of $2,047 was recorded on the sale. Management recorded the contingent earn out consideration at estimated fair value determined using discounted estimated future cash flows. Subsequent to the sale, proceeds received under the arrangement will be applied to the carrying value of the asset. Subsequently, earn-out receivable was decreased by $80,000 in 4th quarter of 2012.

The following table provides a detail of the net assets held for sale as of December 31, 2011:

December 31,
2011
Assets:
Accounts receivable	$67,086
Prepaid expenses	4,381
Property and equipment, net	17,415
Deposit	3,250
Capitalized software development cost, net	442,775

Total assets	534,907

Liabilities related to assets held for sale	250,837

Net assets held for sale	$284,070

4. Discontinued operations

As described in Note 3, the assets of Ancept were sold effective January 15, 2012, and were classified as held for sale at December 31, 2011. The table below calculates the $656,329 impairment based upon the difference between the value of proceeds received from the transaction in January 2012 and the carrying amount of the Ancept Assets, including the goodwill prior to any impairment adjustment:

Held for sale as of 1/15/12
Assets (exclude goodwill)	$911,397
Less: liabilities	(318,420)

Net assets before goodwill	592,977
Goodwill	—

Net assets	$592,977

Value of proceeds received	650,490
Impairment expense	$713,842
Goodwill	(620,002)
Customer List, net	(26,419)
Software	(67,421)

Total Asset Impairment	$(713,842)

Goodwill of $620,002 is solely related to Ancept was adjusted for impairment of $620,002 along with $93,840 impairment to intangible assets and capitalized software.

The net loss from discontinued operations related to the Ancept for years ended December 31, 2011 and 2012 are as follows:

	Years ended December 31,
	2011	2012
Net revenue	$1,111,559	$22,255
Cost of revenue	885,879	39,057

Gross profit	225,680	(16,802)
Operating expenses	1,140,096	64,792
Impairment of goodwill and other intangible assets	713,842	—
Impairment of Earn-out receivable	—	80,000

Net loss from net assets held for sale	$(1,628,258)	$(161,594)

5. Inventories

Inventories consist of the following:

	December 31,
	2011	2012
Purchased materials	$1,369,041	$1,013,492
Finished goods	1,596,877	1,561,043
Inventory obsolescence reserve	(257,837)	(451,156)

	$2,708,081	$2,123,379

6. Property and Equipment

Property and equipment, consists of the following:

	Estimated
	Useful Life	December 31,
	(Years)	2011	2012
Computer equipment	2 to 7	$568,899	$574,096
Software	3 to 5	104,500	104,500
Leasehold improvements	1 to 5	174,429	174,429
Office furniture and equipment	5 to 7	1,405,559	1,452,675

		2,253,387	2,305,700
Less accumulated depreciation and amortization		(2,001,539)	(2,170,488)

		$251,848	$135,212

7. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following:

	December 31,
	2011	2012
Accrued interest	$27,906	$10,769
Accrued compensation	310,500	320,251
Accrued warranty	135,708	115,566
Accrued inventory purchases	59,577	81,146
Customer deposits	135,597	5,841
Deferred rent	25,341	65,380
Accrued taxes and other	155,671	124,118

	$850,300	$723,071

8. Line of Credit

On June 29, 2007, the Company entered into a Purchase and Sale Agreement/Security Agreement with Amegy Bank National Association (“Amegy”), a national banking association. This agreement provides the Company with an accounts receivable loan facility to provide a source of working capital with advances generally limited to 85% of submitted accounts receivable. Upon collection of an account receivable, the remaining fifteen percent is rebated to the Company less the Amegy fixed and variable discounts. The Amegy fixed discount equals 0.2% of the account receivable for the first 15 days the account receivable is outstanding plus an additional 0.2% for each additional 15 day period, up to 1.2% for receivables 76 to 90 days outstanding. The variable discount is calculated for each day that the amount advanced by Amegy is outstanding until repaid by collection of the account receivable and equals the prime rate plus 1.5% divided by 360 multiplied by the advance amount for each account receivable. The general borrowing availability under this facility is $1,000,000, reviewed as growth of business dictates. However, this may be exceeded without penalty. To secure the amounts due under the agreement, the Company granted Amegy a security interest in all of its assets owned as of the date of the agreement or thereafter acquired. The Company had $335,641 outstanding as of December 31, 2011 and $1,143,920 outstanding as of December 31, 2012 under this facility based on the outstanding accounts receivable at year end.

9. Long-term Debt

Stockholder Term Notes

Since October 1998, the Company has maintained a credit facility with an entity controlled by one of its principal stockholders, Mr. H.T. Ardinger. Most recently, ViewCast.com, Inc., Osprey Technologies, Inc. and VideoWare, Inc. (jointly and severally, “the Borrower”) amended the terms and conditions of the loan and security agreement with the Ardinger Family Partnership, Ltd. on December 30, 2011, to be effective as of October 1, 2011. Under the amended terms any amounts outstanding of the primary principal amount and secondary principal amount mature December 31, 2014, subject to certain earlier payment conditions. The interest on the primary principal amount will accrue based on an interest rate per annum which is the greater of 5.0% or the effective prime rate plus 0.75% (5.00% as of December 31, 2011 and 2012). Interest on the secondary principal shall accrue based on the effective Applicable Federal Rate, as defined in the agreement, (1.27% and 0.21%) as of December 31, 2011 and 2012, respectively). The amendment defers the payment of the accrued interest on the unpaid primary and secondary principal amounts from October 1, 2011 through March 31, 2012. Beginning April 30, 2012 payment of such accrued interest was paid in three approximately equal monthly payments. The amended terms call for interest accruing after March 31, 2012 to be paid monthly; and beginning July 31, 2013, minimum monthly principal payments of $21,422, in addition to the monthly interest payments. The amended note agreement is secured by all the assets of the Borrower.

Long-term debt consists of the following:

	December 31,
	2011	2012
Outstanding Primary Principal Amount	$1,078,621	$1,078,621
Outstanding Secondary Principal Amount	4,591,361	4,591,361
Other debt	75,143	32,156

Total long-term debt	5,745,125	5,702,138
Less current maturities	(171,525)	(150,870)

Total long-term debt, less current maturities	$5,573,600	$5,551,268

The following are the scheduled maturities of long-term debt at December 31, 2012:

Long Term Debt
Year ended December 31,
2013	$150,870
2014	5,550,377
2015	891

$5,702,138

10. Income Taxes

The Company records a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. In the opinion of management, realization of the Company’s net operating loss carryforward is not reasonably assured, and a valuation allowance of $24,471,000 and $25,023,000 has been provided against deferred tax assets in excess of deferred tax liabilities in the accompanying consolidated financial statements at December 31, 2011 and 2012, respectively.

The components of the Company’s net deferred taxes are as follows:

	Year ended December 31,
	2011	2012
Deferred tax assets (liability):
Net operating loss carryforwards	$23,741,000	$24,182,000
Deferred revenue	176,000	192,000
Goodwill and other intangibles	(30,000)	(53,000)
Stock based Compensation	251,000	281,000
Inventory	177,000	167,000
Allowance for Dobtful accounts	8,000	14,000
Accrued liabilities	104,000	101,000
Property and equipment	80,000	159,000
Software development costs	(36,000)	(20,000)

Total deferred tax assets	24,471,000	25,023,000
Less: valuation allowance	(24,471,000)	(25,023,000)

Net deferred taxes	$—	$—

The reconciliation between the income tax expense (benefit) calculated by applying statutory rates to net loss and the income tax benefit reported in the accompanying consolidated financial statements is as follows:

	Year ended December 31,
	2011	2012
U.S. federal statutory rate applied to pretax income	$(1,027,000)	$(521,058)
Change in valuation allowance	(2,868,000)	552,000
Expiration of net operating loss carryforwards	4,218,000	—
Permanent Differences & Other	(323,000)	(30,942)

	$—	$—

At December 31, 2012 the Company has federal income tax net operating loss carryforwards of approximately $65,000,000, which expire at various dates beginning in 2017. The Company is subject to limitations existing under Internal Revenue Code Section 382 (Change of Control) relating to the availability of the operating loss carryforward.

11. Stockholders’ Equity

Preferred Stock

On May 4, 2011, the Company entered into a Preferred Stock Exchange Agreement (the “Exchange Agreement”) with Ardinger, Ardinger Partnership (the “Ardinger Partnership”), Adkins Family Partnership, Ltd. and RDB Limited, p/k/a Baker Family Partnership, Ltd. to convert the outstanding shares of its Series B Convertible Preferred Stock (the “Series B Preferred Stock”) and Series C Convertible Preferred Stock (the “Series C Preferred Stock”) and to restructure Series E Convertible Redeemable Preferred Stock (the “Series E Preferred Stock), collectively the “Preferred Stock”. The Exchange Agreement and all related changes to the Preferred Stock (collectively the “Preferred Stock Redemption”) have been accounted for as an extinguishment of Preferred Stock.

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

Common Stock

During 2012, the Company had no proceeds from the exercise of its outstanding employee stock options. During 2011, the Company received $567 in proceeds from the exercise of 3,333 of its outstanding employee stock options, with a weighted-average exercise price of approximately $0.17 per share.

During 2011 and 2012, the Company received $8,623 and $3,306 in proceeds from the purchase of 45,624 and 36,481 shares of Common Stock by employees through the 2005 Employee Stock Purchase Plan.

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

Warrants

At December 31, 2011 and December 31, 2012, the Company had outstanding warrants to purchase 3,775,408 and 6,618,068 shares of Common Stock, respectively, with an exercise price of $0.1238278 per share of Common Stock that will expire on December 31, 2014.

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

Following is a summary of stock option activity from January 1, 2011 through December 31, 2012:

	Stock Options
	Number of Shares	Exercise Price Per Share	Weighted- Average Exercise Price Per Share
Outstanding at January 1, 2010	4,787,085	$0.17 – $1.09	$0.41
Granted	2,565,000	0.13 – 0.36	0.31
Exercised	(3,333)	0.17	0.17
Canceled/forfeited	(2,925,417)	0.13 – 1.09	0.47

Outstanding at December 31, 2011	4,423,335	$0.13 – $0.62	$0.31
Granted	2,105,000	0.11 – 0.21	0.11
Canceled/forfeited	(2,998,250)	0.11 – 0.49	0.29

Outstanding at December 31, 2012	3,530,085	$0.11 – $0.62	$0.24

The weighted-average grant-date fair value of options granted was $0.26 and $0.09 for the years ended December 31, 2011 and 2012, respectively.

The following information applies to options outstanding at December 31, 2012:

Range of Exercise Prices	Outstanding at December 31, 2012	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Exercisable at December 31, 2012	Weighted- Average Exercise Price
$0.01 – 0.19	1,485,000	6.0	$0.12	370,278	$0.16
0.20 – 0.29	886,335	4.2	$0.25	626,613	$0.25
0.30 – 0.39	772,500	4.3	$0.35	576,528	$0.35
0.40 – 0.49	376,250	2.1	$0.46	376,250	$0.46
0.60 – 0.69	10,000	1.0	$0.62	10,000	$0.62

	3,530,085	4.8	$0.24	1,959,669	$0.31

Stock-based compensation expense was $131,858 and $ 80,896 for the years ended December 31, 2011 and December 31, 2012, respectively. At December 31, 2012, the balance of unearned stock-based compensation to be expensed in future periods related to unvested share-based awards, as adjusted for expected forfeitures, is approximately $179,000. The weighted-average period over which the unearned stock-based compensation is expected to be recognized is approximately three years.

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

During 2011 and 2012, 45,624 and 36,481 shares of common stock were issued under the ESPP.

12. Employee Benefit Plan

Effective March 1, 1997, the Company adopted a profit sharing plan pursuant to Section 401(k) of the Internal Revenue Code whereby participants may elect to contribute up to sixty percent (60%) of their compensation subject to statutory limitations. The plan provides for discretionary matching and profit sharing contributions by the Company. All employees are eligible to participate in the plan provided they meet minimum age requirement of eighteen. The Company discontinued matching contributions under this plan in December 2011. The Company made $40,906 and $0 matching contributions to this plan for the years ended December 31, 2011 and December 31, 2012, respectively.

13. Commitments and Contingencies

The Company leases offices and manufacturing space at various locations under non-cancelable operating leases extending through 2021. The Company also leases certain office and computer equipment under non-cancelable operating leases. Future minimum operating lease payments with initial or remaining terms of one year or more are as follows:

Operating Leases
Year ended December 31:
2013	$304,298
2014	333,445
2015	345,997
2016	345,997
Thereafter	1,226,555

Total minimum lease payments	$2,556,292

Rent expense was $458,734 and $402,599 for the years ended December 31, 2011 and 2012, respectively.

14. Related Party Transactions

As discussed in Note 9, the Company has two outstanding notes payable to an entity controlled by one of its principal stockholders, Mr. H.T. Ardinger. See Note 11 for prefer stock activities.

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

On December 27, 2011, ViewCast entered into the Subscription Agreements with the Investors for the purchase of private placement units consisting of an aggregate 6,618,068 shares of Common Stock and Warrants to purchase 6,618,068 shares of Common Stock for an aggregate purchase price of $745,000, of which $425,000 was received in December 2012 and the remaining $320,000 was received in January 2012. The purchase price per private placement unit was $0.1125707, which was the weighted average closing price for the five trading days immediately prior to December 27, 2011. Pursuant to the Subscription Agreements, the Warrants are exercisable into shares of Common Stock at an exercise price of $0.1238 per share of Common Stock which was 110% of the weighted average closing price for the five trading days immediately prior to December 27, 2011. The Warrants will expire on December 31, 2014.

The following Investors have a relationship to the Company and subscribed for the following number of shares of Common Stock and Warrants exercisable into the same number of shares of Common Stock:

David W. Brandenburg RIRA – 888,331 shares

Diana L. Brandenburg RIRA – 888,331 shares

John C. Hammock – 888,331 shares

Laurie L. Latham – 888,331 shares

Lance E. Ouellette – 888,331 shares

Christina K. Hanger – 222,083 shares

George C. Platt – 177,667 shares

Messrs. Brandenburg, Hammock, Ouellette and Platt are directors of the Company, Ms. Hanger was director of the Company until November 28, 2012. Mr. Hammock is the President and Chief Executive Officer of the Company and Ms. Latham was, until August 21, 2012, the Chief Financial Officer and Senior Vice President of Finance and Administration of the Company. They acquired the shares of Common Stock on the same terms as the other five Investors. Mr. Ouellette is the stepson of H.T. Ardinger, Jr., a principal stockholder of the Company. There are no additional material relationships between the Company and the Investors aside from entering into the Subscription Agreements. Each of the Investors is an “accredited investor” as defined under Rule 501 promulgated pursuant to the Securities Act of 1933, as amended (the “Securities Act”), and the shares of Common Stock and the Warrants are being issued pursuant to Rule 506 promulgated pursuant to the Securities Act.

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

In addition, given the volatility of current economic conditions, the values of assets and liabilities recorded in the financial statements could change rapidly, resulting in material future adjustments in allowances for accounts receivable, inventory and valuation of intangibles and other long-lived assets.

16. Fair Value Measurements

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

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are designed to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As required by Rule 13a-15(b) under the Exchange Act, our management carried out an evaluation, with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2012. Based upon that evaluation, our Principal executive officer and Principal financial officer concluded that, as of December 31, 2012, our disclosure controls and procedures were effective in providing such reasonable assurance.

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

Management, under the supervision of the Company’s Principal Executive Officer and Principal Financial Officer, conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2012 under the criteria set forth in the Internal Control—Integrated Framework.

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

The information required by this item is incorporated by reference to the information contained under the caption “Proposal 1 – Election of Directors” in the Company’s Proxy Statement for the 2013 Annual Meeting of Stockholders (the “Proxy Statement”).

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

Equity Compensation Plan Information

The following table sets forth certain information as of December 31, 2012 concerning outstanding awards and securities available for future issuance pursuant to ViewCast’s equity compensation plans.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	3,530,085	$0.24	1,959,669
Equity compensation plans not approved by security holders	—	—	—
Total	3,530,085	$0.24	1,959,669

Item 13.	Certain Relationships and Related Transactions, and Director Independence

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

Consolidated Balance Sheets at December 31, 2011 and 2012

Consolidated Statements of Operations for the years ended December 31, 2011 and 2012

Consolidated Statements of Stockholders’ Equity (Deficit) for the years ended December 31, 2011 and 2012

Consolidated Statements of Cash Flows for the years ended December 31, 2011 and 2012

Notes to Consolidated Financial Statements.

2.	All other schedules are omitted because of they are not required or because the required information is given in the consolidated financial statements or notes thereto.

3.	Exhibits:

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
2.1	Agreement and Plan of Merger and Reorganization (1)

2.2	Asset Purchase Agreement between ViewCast.com, Inc. and Ancept Media Server, LLC, dated March 5, 2009 (26)

2.3	First Amendment to Asset Purchase Agreement between ViewCast.com, Inc. and Ancept Media Server, LLC, dated March 13, 2009 (26)

2.5	Asset Purchase Agreement by and among Genus Technologies Software, LLC, as Buyer, Genus Technologies, LLC, as Member, Ancept Corporation, as Seller, and ViewCast.com, Inc., as Shareholder dated as of January 13, 2012 (35).

3.1	Certificate of Incorporation (1)

3.2	Amendment to Certificate of Incorporation (1)

3.3	Restated Bylaws (4)

3.4	Certificate of Designation of Series B Convertible Preferred Stock (2)

3.5	Certificate of Designation of Series C Convertible Preferred Stock (6)

3.6	Certificate of Designation of Series D Redeemable Convertible Preferred Stock (7)

3.7	Certificate of Designation of Series E Convertible Redeemable Preferred Stock (20)

4.1	Form of Common Stock Certificate (1)

4.2	Form of Warrant Certificate (1)

4.3	Form of Warrant Agreement between ViewCast and Continental Stock Transfer & Trust Company (1)

4.4	Form of Representative’s Warrant Agreement (1)

4.5	Notice of Extension of Warrant Expiration Date and Exercise Price Adjustment (5)

4.6	Warrant Issued to Ardinger Family Partnership, LTD (20)

10.1	Form of Indemnification Agreement between ViewCast and Executive Officers and Directors (1)

10.2	Working Capital Line of Credit Loan Agreement between ViewCast and the Ardinger Family Partnership, LTD (3)

10.3	Sublease Agreement between ViewCast and Host Communications, Inc. (6)

10.4	Reserved.

10.5	Revolving Loan Agreement between MMAC Communications Corp. and Keltic Financial Partners, LP dated as of October 11, 2002 (7)

10.6	Guarantee of Payment and Performance from ViewCast.com, Inc. to Keltic Financial Partners, LP dated as of October 11, 2002 (7)

10.7	Subordination Agreement by and among Keltic Financial Partners, LP, MMAC Communications Corp. and ViewCast.com, Inc. dated as of October 11, 2002 (7)

10.8	General Security Agreement by and between MMAC Communications Corp. and Keltic Financial Partners, LP dated as of October 11, 2002 (7)

10.9	Revolving Note by MMAC Communications Corp. in favor of Keltic Financial Partners, LP dated as of October 11, 2002 (7)

10.10#	ViewCast.com, Inc. 2005 Stock Incentive Plan (14)

10.11	ViewCast.com, Inc. 2005 Employee Stock Purchase Plan (15)

10.12	Reserved.

10.13	Reserved.

10.14	Reserved.

10.15	Form of Amended and Restated Security Agreement dated October 15, 2003 between ViewCast.com, Inc. and the Ardinger Family Partnership, LTD (8)

10.16	Form of Amended and Restated Pledge Agreement dated October 15, 2003 between ViewCast.com, Inc. and the Ardinger Family Partnership, LTD (8)

10.17	Form of First Amendment to the Revolving Loan Agreement dated October 11, 2003 between Delta Computec Inc. and Keltic Financial Partners, LP (8)

10.18	Reserved.

10.19	Reserved.

10.20	Third Amendment dated as of December 10, 2004 to Revolving Loan Agreement between MMAC Communications Corp. and Keltic Financial Partners, LP dated as of October 11, 2002 (9)

10.21	Fourth Amendment dated as of January 10, 2005 to Revolving Loan Agreement between MMAC Communications Corp. and Keltic Financial Partners, LP dated as of October 11, 2002 (9)

10.22	Fifth Amendment dated as of February 15, 2005 to Revolving Loan Agreement between MMAC Communications Corp. and Keltic Financial Partners, LP dated as of October 11, 2002 (9)

10.23	Notice of Lower Temporary Conversion Price dated March 21, 2005 (10)

10.24	Letter Agreement Amending Revolving and Term Credit Facility dated March 22, 2005 (10)

10.25	Sixth Amendment, dated as if April 15, 2005, to Revolving Loan Agreement Between MMAC Communications Corp. and Keltic Financial Partners, LP dated as of October 11, 2002 (11)

10.26	Seventh Amendment, dated as if July 15, 2005, to Revolving Loan Agreement Between MMAC Communications Corp. and Keltic Financial Partners, LP dated as of October 11, 2002 (12)

10.27	Letter Agreement Amending Revolving and Term Credit Facility dated July 22, 2005 (13)

10.28	Eighth Amendment, dated as if October 11, 2005, to Revolving Loan Agreement Between MMAC Communications Corp. and Keltic Financial Partners, LP dated as of October 11, 2002 (16)

10.29	Reserved.

10.30	Office Lease Agreement between ViewCast and TR Plano Parkway Partners, L.P. (17)

10.31	Letter Agreement Amending Revolving and Term Credit Facility dated March 20, 2006 (18)

10.32	Office Lease Agreement between ViewCast and Valwood Centreport, LP (19)

10.33	Registration Rights Agreement by and among ViewCast and Ardinger Family Partnership, Ltd. Dated as of December 11, 2006 (20)

10.34	Second Amended Loan and Security Agreement dated as of December 11, 2006 (20)

10.35	Exchange Agreement dated as of December 11, 2006 by and among ViewCast, Osprey Technologies, Inc. and VideoWare, Inc. and Ardinger Family Partnership, Ltd. (20)

10.36#	Employment Agreement by and between ViewCast Corporation and David T. Stoner effective as of March 1, 2007 (21)

10.37#	2007 Executive Incentive Compensation Plan for David T. Stoner (21)

10.38#	Employment Agreement by and between ViewCast Corporation and Laurie L. Latham effective as of March 1, 2007 (21)

10.39#	2007 Executive Incentive Compensation Plan for Laurie L. Latham (21)

10.40	Purchase and Sale Agreement/Security Agreement by and among ViewCast.com, Inc., Osprey Technologies, Inc., VideoWare, Inc. and Amegy Bank National Association, dated June 29, 2007 (22)

10.41	Amendment to Purchase and Sale Agreement/Security Agreement by and among ViewCast.com, Inc., Osprey Technologies, Inc., VideoWare, Inc. and Amegy Bank National Association, dated June 29, 2007 (22)

10.42#	Employment Agreement by and between ViewCast.com, Inc. and Gary Klembara effective September 1, 2007 (23)

10.43	First Amendment to Amended and Restated Security Agreement by and among Ardinger Family Partnership, Ltd., ViewCast.com, Inc., Osprey Technologies, Inc. and VideoWare, Inc. (24)

10.44	First Amendment to Warrant to Purchase Common Stock by and between ViewCast.com, Inc. and Ardinger Family Partnership, Ltd., dated February 27, 2009. (25)

10.45	Second Amendment to Amended and Restated Security Agreement by and among Ardinger Family Partnership, Ltd., ViewCast.com, Inc., Osprey Technologies, Inc. and VideoWare, Inc. (28)

10.46	Third Amendment to Amended and Restated Security Agreement by and among Ardinger Family Partnership, Ltd., ViewCast.com, Inc., Osprey Technologies, Inc. and VideoWare, Inc. (29).

10.47	Subscription agreement by and between ViewCast.com, Inc. and John J. Scamardella, dated December 30, 2011. (30)

10.48	Subscription agreement by and between ViewCast.com, Inc. and Stuart Barab, dated December 30, 2011. (30)

10.49	Subscription agreement by and between ViewCast.com, Inc. and Lionel L. Dace, dated December 30, 2011. (30)

10.50	Subscription agreement by and between ViewCast.com, Inc. and John A. Doyle, dated December 30, 2011. (30)

10.51	Subscription agreement by and between ViewCast.com, Inc. and Diana L. Brandenburg, dated December 30, 2011. (30)

10.52	Subscription agreement by and between ViewCast.com, Inc. and David W. Brandenburg, dated December 30, 2011. (30)

10.53	Fourth Amendment to Amended and Restated Security Agreement by and among Ardinger Family (31)

10.54	Preferred Stock Exchange Agreement, dated May 4, 2012, by and between the Company and H.T. Ardinger Jr., Ardinger Family Partnership, Ltd., Adkins Family Partnership, Ltd. and RDB Limited. (32)

10.55#	Employment Agreement by and between ViewCast.com, Inc. and John C. Hammock effective December 14, 2012. (33)

10.56	Fifth Amendment to Second Amended and Restated Loan and Security Agreement (34).

10.57	Form of Indemnification Agreement (36).

10.58	Subscription agreement by and between ViewCast.com, Inc. and David W. Brandenburg, dated December 27, 2012. (37)

10.59	Subscription agreement by and between ViewCast.com, Inc. and Diana L. Brandenburg, dated December 27, 2012. (37)

10.60	Subscription agreement by and between ViewCast.com, Inc. and John C. Hammock, dated December 27, 2012. (37)

10.61	Subscription agreement by and between ViewCast.com, Inc. and Laurie L. Latham, dated December 27, 2012. (37)

10.62	Subscription agreement by and between ViewCast.com, Inc. and Lance E. Ouelette, dated December 27, 2012. (37)

10.63	Subscription agreement by and between ViewCast.com, Inc. and Christina K. Hanger, dated December 27, 2012. (37)

10.64	Subscription agreement by and between ViewCast.com, Inc. and George C. Platt, dated December 27, 2012. (37)

10.65	Subscription agreement by and between ViewCast.com, Inc. and John Scamardella, dated December 27, 2012. (37)

10.66	Subscription agreement by and between ViewCast.com, Inc. and Stuart Barab, dated December 27, 2012. (37)

10.67	Subscription agreement by and between ViewCast.com, Inc. and Richard Molinsky, dated December 27, 2012. (37)

10.68	Subscription agreement by and between ViewCast.com, Inc. and Kevin D. and Cathy D. Towery, dated December 27, 2012. (37)

10.69	Subscription agreement by and between ViewCast.com, Inc. and Lionel L. Dace, dated December 27, 2012. (37)

21.1	Subsidiaries of ViewCast.com, Inc. (1)

23.1	Consent of BKD, LLP*

31.1	Rule 13a-14(a)/15d-14(a) Certifications *

31.2	Rule 13a-14(a)/15d-14(a) Certifications *

32.1	Statement 1350 Certifications *

32.2	Statement 1350 Certifications *

101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets at December 31, 2011 and December 31, 2012, (ii) Condensed Consolidated Statements of Operations for the Years Ended December 31, 2011 and 2012, (iii) Condensed Consolidated Statement of Stockholders’ Equity (Deficit) for the Years Ended December 31, 2011 and 2012, (iv) Condensed Consolidated Statements of Cash Flows for the Years Ended December 31, 2011 and 2012 and (v) Notes to the Condensed Consolidated Financial Statements. (38)

*	Filed herewith.
#	Denotes management compensatory plan, contract or arrangement.
(1)	Incorporated by reference to the Registration Statement on Form SB-2 and all amendments thereto as declared effective on February 4, 1997.
(2)	Incorporated by reference to Form 8-K filed March 15, 1999.
(3)	Incorporated by reference to Form 10-KSB filed March 26, 1999.
(4)	Incorporated by reference to Form S-3 filed June 30, 2000.
(5)	Incorporated by reference to Form 8-K filed January 23, 2002.
(6)	Incorporated by reference to Form 10-K filed April 16, 2002.
(7)	Incorporated by reference to Form 8-K filed October 25, 2002.
(8)	Incorporated by reference to Form 10-QSB filed November 14, 2003.
(9)	Incorporated by reference to Form 8-K filed March 25, 2005.
(10)	Incorporated by reference to Form 8-K filed March 25, 2005.
(11)	Incorporated by reference to Form 8-K filed April 21, 2005.
(12)	Incorporated by reference to Form 8-K filed July 18, 2005.
(13)	Incorporated by reference to Form 8-K filed July 27, 2005.
(14)	Incorporated by reference to Appendix A to Proxy Statement filed September 9, 2005.
(15)	Incorporated by reference to Appendix B to Proxy Statement filed September 9, 2005.
(16)	Incorporated by reference to Form 8-K filed October 17, 2005.
(17)	Incorporated by reference to Form 8-K filed January 17, 2006.
(18)	Incorporated by reference to Form 8-K filed March 23, 2006.
(19)	Incorporated by reference to Form 8-K filed November 2, 2006.
(20)	Incorporated by reference to Form 8-K filed December 15, 2006.
(21)	Incorporated by reference to Form 10-KSB/A filed April 30, 2007.
(22)	Incorporated by reference to Form 8-K filed July 6, 2007.
(23)	Incorporated by reference to Form 8-K filed September 5, 2007.
(24)	Incorporated by reference to Form 8-K filed November 4, 2008.
(25)	Incorporated by reference to Form 8-K filed March 5, 2009.
(26)	Incorporated by reference to Form 8-K filed March 23, 2009.
(27)	Incorporated by reference to Form 10-KSB filed March 30, 2004.
(28)	Incorporated by reference to Form 8-K filed August 5, 2009.
(29)	Incorporated by reference to Form 8-K filed March 15, 2011.
(30)	Incorporated by reference to Form 8-K not yet filed.
(31)	Incorporated by reference to Form 8-K filed April 4, 2012.
(32)	Incorporated by reference to Form 8-K filed May 6, 2012.
(33)	Incorporated by reference to Form 8-K filed December 15, 2012.
(34)	Incorporated by reference to Form 8-K filed January 5, 2012.
(35)	Incorporated by reference to Form 8-K filed January 20, 2012
(36)	Incorporated by reference to Form 8-K filed March 8, 2012
(37)	Incorporated by reference to Form 10-K filed April 2, 2012
(38)	In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as set forth by specific reference in such filings.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date	ViewCast.com, Inc.
April 1, 2013	By: /s/ John C. Hammock
John C. Hammock
Director and Chief Executive Officer (Principal Executive Officer)

POWER OF ATTORNEY

Know all people by these present, that each person whose signature appears below constitutes and appoints John C. Hammock and Cordia F. Leung, and each of them, his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any amendments to this annual report on Form 10-K, and to file the same, with all exhibits thereto, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully and to all intents and purposes as he or she might or could do in person, hereby confirming all that said attorneys-in-fact and agents or either of them, or his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

April 1, 2013	By: /s/ John C. Hammock
John C. Hammock
Director and Chief Executive Officer (Principal Executive Officer)

April 1, 2013	By: /s/ Cordia F. Leung
Cordia F. Leung
Controller (Principal Financial Officer and Chief Accounting Officer)

April 1, 2013	By: /s/ George C. Platt
George C. Platt
Director

April 1, 2013	By: /s/ Joseph W. Autem
Joseph W. Autem
Director

April 1, 2013	By: /s/ Lance E. Ouellette
Lance E. Ouellette
Director

April 1, 2013	By: /s/ David W. Brandenburg
David W. Brandenburg
Director