Form 10-K/A
period 2012-12-31
VIEWCAST COM INC
filed 2013-04-30
CIK 921313

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

ViewCast.com, Inc. (the “Company,” “ViewCast,” “we,” “us” or “our”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend our Annual Report on Form 10-K for the year ended December 31, 2012, originally filed with the Securities and Exchange Commission (the “SEC”) on April 1, 2013 (the “Original Filing”), to include the information required by Items 10 through 14 of Part III of Form 10-K. This information was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Form 10-K by reference from our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year-end. We are filing this Amendment to include Part III information in our Form 10-K because a definitive proxy statement containing such information will not be filed by ViewCast within 120 days after the end of the fiscal year covered by the Form 10-K. The reference on the cover of the Original Filing to the incorporation by reference to portions of our definitive proxy statement into Part III of the Original Filing is hereby deleted.

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

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors

The names of each Director and certain other information about them as of March 31, 2013 are set forth below.

Name	Age	Director Since	Position Held with Company
David W. Brandenburg	68	2008	Chairman of the Board
George C. Platt	72	1999	Director
Joseph Autem	55	1999	Director
John C. Hammock	50	2011	Director, President & Chief Executive Officer
Lance E. Ouellette	41	2011	Director

David W. Brandenburg has served as director since December 2008 and currently serves as Chairman of the Board. Mr. Brandenburg is a former Chairman and Vice Chairman of the Board of Directors, Chief Executive Officer and President of Intervoice, a publicly held company acquired by Convergys in the fall of 2008. Intervoice developed and delivered enhanced services platforms to cellular service providers that enabled them to provide voice, text and video messaging and other enhanced services to their customers. Intervoice also provided Interactive Voice Response systems to Fortune 1000 and other companies. Mr. Brandenburg first joined Intervoice in 1990 as Chief Operating Officer after having served as a director since 1989. He was promoted to President of Intervoice in 1991 where he served until December 1994 when he relinquished his position of President and assumed the position of Vice Chairman of the Board until May 1995. He re-joined Intervoice as Chief Executive Officer in June 2000 and also served as Chairman of the Board from December 2000 until his retirement in November 2004. In June of 2007, Mr. Brandenburg re-joined the Intervoice Board of Directors as Chairman. He served in this position until the company was acquired by Convergys in September 2008. Mr. Brandenburg also served as President and Chief Executive Officer of AnswerSoft, Inc. a global provider of call center software automation solutions from November 1997 to May 1998, at which time it completed a merger with Davox Corporation. Davox subsequently changed its name to Concerto Software, Inc. and, following a merger with Aspect Communications Corp., is now part of Aspect Software, Inc., a privately-held company. Mr. Brandenburg’s current principal occupation is serving as a private, self-employed investor and philanthropist. He is Chairman and Chief Executive Officer of the Brandenburg Life Foundation, a 501(c)(3) charitable foundation which he founded with his wife in 1996. Mr. Brandenburg received a BSEE from the University of Michigan and a MSEE from Southern Methodist University. In the prior five years, Mr. Brandenburg has served as a director on a public company board as described above for ViewCast and Intervoice.

Mr. Brandenburg brings to the Board of Directors experience ranging from business operations and strategy to public company boards along with a stockholder perspective from his experience as a substantial investor in various organizations.

George C. Platt has served as a director since September 1999 and as Chairman of the Board from 2006 to 2013. Mr. Platt joined ViewCast as Chief Executive Officer and President in September 1999. In October 2005, he relinquished the role of President, and he retired from the position of Chief Executive Officer in July 2008. From 1991 through 1999, Mr. Platt was employed by Intecom, Inc., a Dallas-based provider of multimedia telecommunications products and services, holding the positions of Chief Executive Officer and President. Prior to his employment with Intecom, Inc., Mr. Platt was the President of SRX, an entrepreneurial startup company. Before that, he was a Group Vice President (Business Communications Group) at Rolm Corporation until its acquisition by International Business Machines Corporation, or IBM, and prior to his employment at Rolm Corporation, Xerox employed him for fifteen years, where he attained the position of Operations Manager, Southeast Region. Mr. Platt holds an M.B.A. from the University of Chicago and a B.S. degree from Northwestern University. For over a decade, Mr. Platt served as a director for Intervoice, Inc., a publicly held company, until it was acquired by Convergys in the fall of 2008. During the most recent five years he did not serve as a committee member after his son joined Intervoice as a senior executive.

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

Executive Officers

The following table contains information as of March 31, 2013 regarding the executive officers of ViewCast. Each holds the offices listed below and will hold such positions until the next regular meeting of the Board of Directors to be held immediately following the Annual Meeting of Stockholders or until their successors are chosen and qualified by the Board of Directors:

Name	Age	Office Held with Company
John C. Hammock	50	President and Chief Executive Officer
Adrian Guihat	53	Chief Technical Officer and Senior Vice President of Product Development
Wayne Shackelford	60	Senior Vice President of Worldwide Sales

John C. Hammock’s information can be found with the information under Directors.

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

Wayne Shackelford serves as Senior Vice President of Worldwide Sales. Before joining ViewCast, Mr. Shackelford was General Manager Hosting Business Unit at ASSIA Systems, a leader in DSL Management systems. Other organizations to which Wayne has contributed include: Verilink where he helped grow revenues from $18M to more than $50M; Newbridge, where he helped grow revenues from $300M to more than $2B; Micom, where he helped close a large Nortel OEM contract which led to Nortel purchasing Micom; Infotron Systems, where he helped Infotron grow as a startup with $3M annual revenues to more than $95M. Mr. Shackelford studied Business and Computer Science at Louisiana State University and is an active member of the American Management Association and IEC.

Corporate Governance

Board Leadership Structure

The positions of Director, President and Chief Executive Officer are held by Mr. Hammock. In these roles, Mr. Hammock has general charge, supervision and control of the business and affairs of ViewCast and is responsible generally for assuring that policy decisions of the Board are implemented as adopted. As part of his duties, Mr. Hammock is also responsible for planning ViewCast’s growth, for stockholder relations and relations with investment bankers and other similar financial institutions and financial advisors, for exploring opportunities for mergers, acquisitions and new business, and for performing such other duties as the Board may from time to time assign. The position of Chairman of the Board is held by Mr. Brandenburg. As the Chairman of the Board, Mr. Brandenburg provides leadership to the Board and works with the Board to define its structure and activities in the fulfillment of its responsibilities and to be a direct liaison and mentor to Mr. Hammock. We believe this Board leadership structure is appropriate for our Company at this time, in that the role of Chairman of the Board working with the President and Chief Executive Officer promotes experience, leadership and direction for our Company.

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

Meetings of the Board of Directors and Committees

Meetings. The Board of Directors held a total of nine meetings during ViewCast’s fiscal year ended December 31, 2012. Each Director attended in person or telephonically at least 75% of the meetings held by the Board of Directors and all committees thereof on which he served.

It is our policy that all directors and nominees should attend the annual meeting of stockholders. All of our directors attended the 2012 Annual Meeting.

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

Directors Autem, Platt and Ouellette serve as the members of the Audit Committee. All members of the committee are independent directors as defined under Rule 5605(a)(2) of the NASDAQ Stock Market. The Audit Committee met four times in the 2012 fiscal year.

The Board of Directors has determined that Mr. Autem qualifies as an “Audit Committee Financial Expert” as that term is defined by Item 407(d)(5) of Regulation S-K, and the Board of Directors has designated him as such.

Nomination of Directors. The Board of Directors currently does not have a standing nominating committee and consequently has no nominating committee charter. The Board of Directors believes that it is appropriate under existing circumstances for the Company not to have a nominating committee because the Board is comprised of only five members, three of whom are independent as defined under Rule 5605(a)(2) of the NASDAQ Stock Market. Currently, each member of the Board of Directors participates in the consideration of director nominees.

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

Directors Brandenburg, Autem and Ouellette serve as the members of the Compensation Committee, with Mr. Brandenburg serving as Chairman. The Compensation Committee met one time in the 2012 fiscal year.

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

To ViewCast’s knowledge, based solely on review of the copies of such reports furnished to ViewCast, and written representations that no other reports were required during the year ended December 31, 2012, other than as disclosed below, all of ViewCast’s officers, directors and greater than 10% beneficial owners complied with the applicable Section 16(a) requirements. With respect to Laurie L. Latham, the Former Chief Financial Officer of ViewCast, a Form 4, due on July 18, 2012 was filed on July 19, 2012. Such Form 4 disclosed the grant of 300,000 stock options exercisable at $0.1075 per share. With respect to John C. Hammock, a Form 4, due on July 18, 2012 was Filed on July 19, 2012. Such Form 4 disclosed the grant of 600,000 stock options exercisable at $0.1075 per share.

Item 11.	Executive Compensation

Executive Officer Compensation

The table below sets forth the compensation of each of our named executive officers for the fiscal year ended December 31, 2012 and the compensation of such named executive officers for the fiscal year ended December 31, 2011.

SUMMARY COMPENSATION TABLE

		Salary (1)	Bonus (1)	Option Awards (2)	Non-Equity Incentive Plan Compensation		All other Compensation (3)		Total
Name and Principal Positions	Year	$	$	$	$		$		$
John Hammock, CEO and President (4)	2012	215,000	—	17,540			—		232,540
	2011	193,788	—	46,410	26,542	(7)	—		266,740
Laurie Latham, CFO and Sr. VP Finance and Administration (5)	2012	118,471	3,470	—	—		200,416	(8)	322,357
	2011	185,000	—	44,460	—		3,083		232,543
Wayne Shackerfold, Sr. VP Worldwide Sales (6)	2012	74,520	—	1,679	75,000	(9)	—		151,199
	2011	—	—	—	—		—		—
Adrian Giuhat, CTO and Sr. VP Product Development	2012	185,000	3,470	18,362	—		—		206,832
	2011	185,000	—	29,640	—		1,079		215,719

(1)	The figures shown for salary and bonus represent amounts earned for the fiscal year, whether or not actually paid during such year, and include amounts deferred pursuant non-incentive deferred compensation plans.
(2)	Represents the aggregate grant date fair value for options to purchase shares of ViewCast.com, Inc. common stock granted to the named executive during the applicable year calculated in accordance with FASB ASC Topic 718 for financial statement purposes. For more information concerning the assumptions used for these calculations, please refer to the discussion under the caption Stock-Based Compensation in the Management’s Discussion and Analysis and footnotes to the audited financial statements, included in our Annual Report on Form 10-K for the year ended December 31, 2012.
(3)	The named executive officers participate in certain group life, health, disability insurance and medical reimbursement plans, not disclosed in the Summary Compensation Table, that are generally available to salaries employees and do not discriminate in scope, terms and operation. The figure shown for each named executive officer is for employer contributions to a qualified deferred compensation plan (401(k) plan). Our 401(k) plan provides employees with an opportunity to defer compensation for retirement. Employees may contribute up to 60% of compensation, subject to IRS limits. ViewCast matches 50% of the first 4% of employee contributions annually. The Company match was suspended on April 1, 2009, resumed January 1, 2011 and suspended on November 1, 2011.
(4)	Mr. Hammock’s employment as President and COO began in July 2011 and he was named President and CEO in December 2011. Mr. Hammock had joined the Company as VP of Sales in February 2010 and was not a named executive until July 2011.
(5)	Ms. Latham’s employment ended in August 2012.
(6)	Mr. Shackelford’s employment began in July 2012.
(7)	Represents amounts earned for services rendered during the fiscal year under our VP of Sales Incentive Compensation Plan, whether or not actually paid during such fiscal year. Incentive was earned in 2011 based on achievement of 90% and 60% or better of the cumulative quota for sales at the end of each quarter through December of each year, respectively.
(8)	Amount is for Ms. Latham’s severance compensation of $200,416 pursuant to her Amended and Restated Employment Agreement dated August 21, 2012.
(9)	Represents amounts earned for services rendered during the fiscal year under our VP of Worldwide Sales Incentive Compensation Plan, whether or not actually paid during such fiscal year.

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

Under the ESPP, each ESPP offering is for a period of six months ending March 31 and September 30 of each year. Eligible employees may participate in the ESPP by authorizing payroll deductions during an offering period within a percentage range determined by the Board of Directors. Initially, the amount of authorized payroll deductions is not more than ten percent of an employee’s cash compensation during an offering period, and not more than $25,000 per year. Amounts withheld from payroll are applied at the end of each offering period to purchase shares of Common Stock. Participants may withdraw their contributions at any time before stock is purchased, and in the event of withdrawal such contributions will be returned to participants. The purchase price of the Common Stock is equal to ninety-five percent (95%) of the market price of Common Stock at the end of each offering period (the “Exercise Date”). The Purchase Price may be changed by the Board of Directors or its committee but in any case shall never be lower than 85% of the fair market value of a share of Common Stock on the Exercise Date. ViewCast pays all expenses incurred in connection with the implementation and administration of the ESPP. In 2011 and 2012, Ms. Latham participated in the ESPP.

Stock Awards and Stock Option Grants Outstanding

The following table set forth information regarding stock awards and similar equity compensation outstanding at December 31, 2012, whether granted in 2012 or earlier, including awards that have been transferred other than for value.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE

Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
John C. Hammock	80,556	(1)	19,444			0.1700	4/1/2017
	44,444	(2)	55,556			0.3600	5/31/2018
	33,333	(3)	66,667			0.2100	9/21/2018
			400,000	(4)		0.1075	7/16/2019
Wayne Shackelford			200,000	(4)		0.1075	7/16/2019
Adrian Giuhat	133,333	(5)	66,667			0.2645	9/8/2017
	44,444	(2)	55,556			0.3600	5/31/2018
			150,000	(4)		0.1075	7/16/2019

(1)	12/36th vested on 4/1/2011; with 1/36th vesting each month thereafter.
(2)	12/36th vested on 5/31/2012; with 1/36th vesting each month thereafter.
(3)	12/36th vested on 9/21/2012; with 1/36th vesting each month thereafter.
(4)	12/36th will vest on 7/16/2013; with 1/36th vesting each month thereafter.
(5)	12/36th vested on 9/8/2011; with 1/36th vesting each month thereafter.

Employment Agreements

Effective September 6, 2010, ViewCast entered into an employment agreement with Mr. Giuhat. This employment agreement is currently in effect through March 2014 and is renewed annually with ongoing automatic one-year renewals unless ViewCast or the executive elects in advance not to renew the agreement. Mr. Giuhat’s employment agreement provides for (i) annual base compensation $185,000; (ii) incentive compensation, at our Board of Directors’ discretion, in an amount up to 30% of base salary at 100% achievement, increasing in a linear fashion for performance in excess of 100%, with a cap of 150% in the case of the profit component of the target, with 50% on meeting profitability goals and 50% on meeting revenue growth targets and such other criteria as determined by the Board of Directors, and (iii) for an eighteen month non-compete and non-solicitation period upon termination.

Under the employment agreement, Mr. Giuhat will be entitled to (i) a lump sum amount equal to six months of annual salary in effect on the date of termination, (ii) beginning six months after termination, the continuation of salary for six months, and (iii) the reimbursement for six months of COBRA premiums if employment is terminated by ViewCast without cause or by the executive due to a significant change in the nature and scope of the authority, powers, functions, benefits or duties attached to his or her position. In the event ViewCast terminates employment following a change in control, the executive will be entitled to (i) a lump sum amount equal to six months of annual salary in effect on the date of termination, and (ii) beginning six months after termination, continuation of salary for six months.

In 2011, ViewCast had provided Mr. Giuhat the incentive compensation opportunities promised under his employment agreement by means of a 2011 Executive Incentive Compensation Plan. Revenue goals under this plan were $5,000,000; $5,400,000; $5,800,000 and $6,300,000 for the first through the fourth quarters of 2010, with a total annual goal of $22,500,000. Profit goals under this plan, which requires a minimum of $100,000 profit for any period, were $100,000; $100,000; $240,471 and $694,959 for the first through the fourth quarters of 2010, with an annual goal of $981,096. In 2011, the executive did not receive bonus under this plan.

The Board named John C. Hammock as President and Chief Operating Officer of ViewCast effective July 13, 2011 and entered into a letter agreement which provides for a base salary of $215,000 per year. Effective December 14, 2011, the Board named John C. Hammock President and Chief Executive Officer, and the letter agreement was superseded by entering into an employment agreement with Mr. Hammock providing annual base compensation $215,000 for Mr. Hammock and an incentive compensation bonus plan. The employment agreement is currently in effect through June 13, 2013 for Mr. Hammock. Mr. Hammock’s letter agreement and later his employment agreement provide for a bonus opportunity under the Company’s 2011 Executive Incentive Compensation Plan for Mr. Hammock which the Company adopted effective July 13, 2011. This plan provides for ViewCast to pay Mr. Hammock 15% of base salary if quarterly revenue and profit goals are met, and 15% of annual base salary if annual revenue and profit goals are met for a projected annual bonus of $64,500 if 100% of target goals are met. If the target goals are exceeded, the bonus is adjusted in a linear fashion for performance above 100%, with a cap of 150% in the case of the profit component of the target. In order to receive these payments, Mr. Hammock must be employed by ViewCast on the date paid. Revenue goals under this plan were $3,729,198; $4,200,132; $4,068,670 and $5,142,000 for the first through the fourth quarters of 2012, with a total annual goal of $17,140,000. Profit goals under this plan, which requires a minimum of $100,000 profit for any period, were $100,000; $295,228; $243,574 and $882,513 for the first through the fourth quarters of 2012, with an annual goal of $1,393,363. In 2012, Mr. Hammock did not accrue a bonus under this plan. In addition, pursuant to the letter agreement, on July 16, 2012, ViewCast granted Mr. Hammock stock options to purchase 400,000 shares of ViewCast’s common stock at an exercise price of $0.11 per share, with one third to vest 12 months from the date of grant and the remainder to vest 1/36th each month thereafter.

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

On July 12, 2011, David T. Stoner resigned his position as a director of ViewCast and his employment was terminated. ViewCast continued to pay Mr. Stoner his salary for a period of 12 months under his employment agreement, for a total of approximately $215,000, as well as special bonus payments totaling $12,000. ViewCast also continued to pay Mr. Stoner’s COBRA premiums for six months.

On August 21, 2012, Laurie L. Latham resigned his position as an officer of ViewCast and her employment was terminated. ViewCast will continued to pay Ms. Latham her salary for a period of 13 months under his employment agreement, for a total of approximately $200,416. ViewCast also continued to pay Ms. Latham’s COBRA premiums for one year.

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

The exercise price of each option granted under the Director Plan is equal to the fair market value of the Common Stock on the date of grant. Each share grant vests at the rate of 25% of the option shares upon the first anniversary of the date of grant and one forty-eighth of the options shares per month thereafter, unless terminated sooner upon termination of the optionee’s status as a director or otherwise pursuant to the Director Plan. On December 22, 2005, the Board of Directors of ViewCast approved accelerating the vesting of “out-of-the-money” unvested options previously awarded to employees, officers and directors under ViewCast’s stock option plans with an exercise price greater than $0.30 per share. The number of “out-of-the-money” unvested options under the Director Plan that were accelerated in 2005 and were held by directors as of March 31, 2013 are as follows: Joseph Autem – 14,376 options. In the event of a merger of ViewCast with or into another corporation or a consolidation, acquisition of assets or other change in control transaction involving ViewCast, each option becomes exercisable unless assumed or an equivalent option substituted by the successor corporation.

Except for the Chairman of the Board of the Company, Directors who are not independent directors or employees currently receive no cash compensation for serving on the Board of Directors other than reimbursement of reasonable expenses incurred in attending meetings. Following Mr. Platt’s retirement on July 31, 2008 from the position of Chief Executive Officer of the Company, he has continued as Chairman of the Board of the Company. For services rendered to ViewCast as Chairman of the Board, Mr. Platt receives annual compensation of $65,000. Mr. Platt receives no additional cash compensation for serving as Chairman other than reimbursement of reasonable expenses incurred in attending meetings. Mr. Platt voluntarily reduced his cash compensation below $65,000 for part of the 2011 and 2012 calendar year.

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

The exercise price of each option granted to an independent director under the 2005 Plan is equal to the fair market value of the Common Stock on the date of grant. As of March 31, 2013, options to purchase an aggregate of 275,000 shares at an exercise price ranging from $0.14 to $0.475 per share had been granted to independent directors and were outstanding under the 2005 Plan and 16,665 options previously granted have been exercised at an exercise price of $0.20 per share.

The following table sets forth information regarding compensation earned by the non-employee directors of ViewCast.com, Inc. during the last fiscal year ending December 31, 2012.

Director Compensation Table

Name	Fees Earned or Paid in Cash ($) (1)	Option Awards ($) (2)	Total ($)
David W. Brandenburg, Chairman	6,250	1,859	8,109
George C. Platt, Chairman	29,792	—	29,792
Joseph Autem	7,500	1,859	9,359
John W. Slocum, Jr (3)	6,000	1,859	7,859
Christina K. Hanger (3)	7,750	5,069	12,819
Lance E. Ouellette	7,371	5,069	12,440

(1)	Includes meeting fees earned during the fiscal year, whether such fees were paid currently or deferred.
(2)	Represents the aggregate grant date fair value for options to purchase shares of ViewCast.com, Inc. common stock granted to the director during the applicable year calculated in accordance with FASB ASC Topic 718 for financial statement purposes. For more information concerning the assumptions used for these calculations, please refer to the discussion under the caption Stock-Based Compensation in the Management’s Discussion and Analysis and footnotes to the audited financial statements, included in our Annual Report on Form 10-K for the year ended December 31, 2012. As of December 31, 2012, the aggregate outstanding option awards to each non-employee director were: Mr. Platt – 462,500; Mr. Autem – 170,000; Mr. Brandenburg – 125,000; Mr. Oullette – 50,000.
(3)	Ms. Hanger’s and Mr. Slocum’s terms ended in November 2012 when they chose to not stand for re-election to the board.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information as of March 31, 2013, based on information obtained from public records and our books and records regarding the persons named below, with respect to the beneficial ownership of shares of our Common Stock and Series E Preferred, respectively, by: (i) each person or a group known by us to be the owner of more than five percent (5%) of each class of our outstanding voting securities, (ii) each director, (iii) each executive officer and (iv) all officers and directors as a group. Except as otherwise indicated, each person shown in the table has voting and investment power with respect to the shares listed next to his or her name. Except as otherwise indicated, the address for each person listed in the table below is c/o ViewCast.com, Inc., 3701 W. Plano Parkway, Suite 300, Plano, TX 75075.

Name and Address of Beneficial Owner	Shares of Common Stock Beneficially Owned		Percentage of Common Stock Beneficially Owned (1), (2)	Shares of Series E Preferred Stock Beneficially Owned		Percentage of Series E Preferred Stock Beneficially Owned
Directors and Executive Officers
JOSEPH AUTEM	178,200	(3)	*	—		—
DAVID W. BRANDENBURG	8,188,258	(4)	9.9%	—		—
ADRIAN GIUHAT	252,778	(5)	*	—		—
JOHN C. HAMMOCK	1,984,995	(6)	2.4%	—		—
LANCE E. OUELLETTE	1,826,662	(7)	2.2%	—		—
GEORGE C. PLATT	1,042,528	(8)	1.3%	—		—
All executive officers and directors as a group (six (6) persons)	13,473,421	(9)	16.3%	—		—
Five Percent or Greater Stockholders
H.T. ARDINGER, JR.	33,923,545	(10)	41.0%	80,000	(12)	100%
JOHN J. SCAMARDELLA	4,985,009	(11)	6.0%	—		—

*	Less than one percent (1%)
1.	A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from March 31, 2013 upon the exercise of warrants, options or conversion of shares of Series E Preferred Stock. Each beneficial owner’s percentage ownership is determined by assuming that warrants or options that are held by such person (but not those held by any other person) and which are exercisable within 60 days from March 31, 2013 have been exercised and that shares of Series E Preferred Stock that are held by such person have been converted. Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them.
2.	Based on a total of 62,386,490 shares issued and outstanding which excludes treasury stock, plus, for each person listed, any Common Stock that person has the right to acquire within 60 days from March 31, 2013 pursuant to warrants, options or the conversion of shares of Series E Preferred Stock.
3.	Includes the following shares issuable under the 1995 Directors Option Plan upon exercise of options: (i) 10,000 shares issuable upon exercise at $0.615 per share, and (ii) 10,000 shares issuable upon exercise at $0.37 per share; includes under the 2005 Stock Incentive Plan (the “2005 Plan”): (i) 25,000 shares issuable upon exercise at $0.39 per share, (ii) 25,000 shares issuable upon exercise at $0.475 per share, (iii) 25,000 shares issuable upon exercise at $0.42 per share, (iv) 25,000 shares issuable upon exercise at $0.17 per share, (v) 25,000 shares issuable upon exercise at $0.235 per share, and (vi) 25,000 shares issuable upon exercise at $0.14 per share.

4.	Information is based on filings made with the SEC under Sections 13 or 16 of the Exchange Act through March 31, 2012 and includes: (i) 1,823,048 shares held directly by Mr. Brandenburg’s spouse, (ii) the following shares upon exercise of warrants: (i) 888,331 shares issuable upon exercise at $0.1238278 per share and (ii) 888,331 shares issuable upon exercise at $0.1238278 per share held directly by Mr. Brandenburg’s spouse and (iii) the following shares issuable under the 2005 Plan upon exercise of options: (i) 50,000 shares issuable upon exercise at $0.315 per share, (ii) 25,000 shares issuable upon exercise at $0.17 per share, (iii) 25,000 shares issuable upon exercise at $0.235 per share, and (iv) 25,000 shares issuable upon exercise at $0.14 per share.
5.	Includes the following shares issuable under the 2005 Plan upon exercise of options: (i) 166,667 shares issuable upon exercise at $0.2645 per share and (ii) 61,111 shares issuable upon exercise at $0.36 per share.
6.	Includes (i) 888,331 shares issuable upon exercise of warrants at $0.1238278 per share and (ii) the following shares issuable under the 2005 Plan upon exercise of options: (i) 97,222 shares issuable upon exercise at $0.17 per share, (ii) 61,111 shares issuable upon exercise at $0.36 per share and (iii) 50,000 shares issuable upron exercise at $0.21 per share. Mr. Hammock’s shares and warrants are pledged.
7.	Includes (i) 888,331 shares issuable upon exercise of warrants at $0.1238278 per share and (ii) the following shares issuable under the 2005 Plan pon exercise of options: (i) 50,000 shares issuable upon exercise at $0.21 per share. Mr. Ouellette’s shares and warrants are pledged.
8.	Includes (i) 177,667 shares issuable upon exercise of warrants at $0.1238278 per share and (ii) the following shares issuable under the 1995 Employee Plan and the 2005 Plan upon exercise of options: (i) 70,000 shares issuable upon exercise at $0.285 per share, (ii) 12,500 shares issuable upon exercise at $0.42 per share, (iii) 130,000 shares issuable upon exercise at $0.48 per share, (iv) 200,000 shares issuable upon exercise at $0.33 per share, and (v) 50,000 shares issuable upon exercise at $0.17 per share.
9.	Includes (i) an aggregate of 3,730,991 shares issuable upon exercise of warrants and (ii) an aggregate of 1,243,611 shares of our Common Stock issuable under the 1995 Directors Option Plan, 1995 Employee Plan and 2005 Plan, upon the exercise of stock options.
10.	Information is based on filings made with the SEC under Sections 13 or 16 of the Exchange Act through March 31, 2012 and includes: (i) 181,501 shares owned by Mr. Ardinger’s spouse, (ii) 5,562,687 shares owned by Ardinger LP, and (iii) 14,400,000 shares of Common Stock reserved for issuance upon the conversion of $8,000,000 of Series E Convertible Redeemable Preferred Stock to Common Stock at $0.50 per share owned by Ardinger LP. Mr. Ardinger’s address, as disclosed in his Section13 filings, is: 1990 LakePointe Drive, Lewisville, TX 75057.
11.	Based on filings made with the SEC under Sections 13 or 16 of the Exchange Act through March 31, 2012. Mr. Scamardella’s address, as disclosed in his Section13 filings, is: 105 Woodvale Loop, Staten Island, NY 10309.
12.	All 80,000 shares of Series E Preferred Stock are held directly by Ardinger LP.

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

The following Investors have a relationship to the Company and subscribed for the following number of shares of Common Stock and Warrants exercisable into the same number of shares of Common Stock:

David W. Brandenburg RIRA – 888,331 shares

Diana L. Brandenburg RIRA – 888,331 shares

John C. Hammock – 888,331 shares

Laurie L. Latham – 888,331 shares

Lance E. Ouellette – 888,331 shares

Christina K. Hanger – 222,083 shares

George C. Platt – 177,667 shares

Messrs. Brandenburg, Hammock, Ouellette and Platt are directors of the Company, Ms. Hanger was director of the Company until November 28, 2012. Mr. Hammock is the President and Chief Executive Officer of the Company and Ms. Latham was, until August 21, 2012, the Chief Financial Officer and Senior Vice President of Finance and Administration of the Company. They acquired the shares of Common Stock on the same terms as the other five Investors. Mr. Ouellette is the stepson of the recently deceased H.T. Ardinger, Jr., a principal stockholder of the Company. There are no additional material relationships between the Company and the Investors aside from entering into the Subscription Agreements. Each of the Investors is an “accredited investor” as defined under Rule 501 promulgated pursuant to the Securities Act of 1933, as amended (the “Securities Act”), and the shares of Common Stock and the Warrants are being issued pursuant to Rule 506 promulgated pursuant to the Securities Act.

Independence of Directors

The Board of Directors is comprised of a majority of directors who qualify as independent under Rule 5605(a)(2) of the NASDAQ Stock Market. Based upon Rule 5605(a)(2) of the NASDAQ Stock Market, the Board of Directors has determined that three of our five directors (Joseph Autem, George C. Platt, and David W. Brandenburg) are independent. Two of our three directors (Joseph Autem and George C. Platt) of the Audit Committee and (David W. Brandenburg and George C. Platt) the Compensation Committee are independent directors.

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

Audit and Audit Related Fees

During the fiscal years ended December 31, 2011 and December 31, 2012, the Company had retained BKD, LLP, to provide audit and other services as follows:

	2011	2012
Audit (1)	$111,825	$151,543
Audit Related Fees (2)	4,000	2,975
Tax Fees (3)	23,350	24,200

TOTAL	$139,175	$178,718

(1)	Consists primarily of quarterly review and annual audit services
(2)	Consists primarily of review services for proxy and preferred stock exchange
(3)	Consists primarily of Federal and State tax services

The Audit Committee does not have a policy for the pre-approval of non-audit services to be provided by the Company’s independent registered public accounting firm. Any such services would be considered on a case-by-case basis. The Audit Committee approved the tax fees for services provided by the independent auditors in fiscal years 2011 and 2012.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)	Documents filed as part of the Report:

1.	Financial Statements:

Consolidated Balance Sheets at December 31, 2011 and 2012

Consolidated Statements of Operations for the years ended December 31, 2011 and 2012

Consolidated Statements of Stockholders’ Equity (Deficit) for the years ended December 31, 2011 and 2012

Consolidated Statements of Cash Flows for the years ended December 31, 2011 and 2012

Notes to Consolidated Financial Statements.

2.	All other schedules are omitted because of they are not required or because the required information is given in the consolidated financial statements or notes thereto.

3.	Exhibits:

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

2.1	Agreement and Plan of Merger and Reorganization (1)

2.2	Asset Purchase Agreement between ViewCast.com, Inc. and Ancept Media Server, LLC, dated March 5, 2009 (26)

2.3	First Amendment to Asset Purchase Agreement between ViewCast.com, Inc. and Ancept Media Server, LLC, dated March 13, 2009 (26)

2.5	Asset Purchase Agreement by and among Genus Technologies Software, LLC, as Buyer, Genus Technologies, LLC, as Member, Ancept Corporation, as Seller, and ViewCast.com, Inc., as Shareholder dated as of January 13, 2012 (35).

3.1	Certificate of Incorporation (1)

3.2	Amendment to Certificate of Incorporation (1)

3.3	Restated Bylaws (4)

3.4	Certificate of Designation of Series B Convertible Preferred Stock (2)

3.5	Certificate of Designation of Series C Convertible Preferred Stock (6)

3.6	Certificate of Designation of Series D Redeemable Convertible Preferred Stock (7)

3.7	Certificate of Designation of Series E Convertible Redeemable Preferred Stock (20)

4.1	Form of Common Stock Certificate (1)

4.2	Form of Warrant Certificate (1)

4.3	Form of Warrant Agreement between ViewCast and Continental Stock Transfer & Trust Company (1)

4.4	Form of Representative’s Warrant Agreement (1)

4.5	Notice of Extension of Warrant Expiration Date and Exercise Price Adjustment (5)

4.6	Warrant Issued to Ardinger Family Partnership, LTD (20)

10.1	Form of Indemnification Agreement between ViewCast and Executive Officers and Directors (1)

10.2	Working Capital Line of Credit Loan Agreement between ViewCast and the Ardinger Family Partnership, LTD (3)

10.3	Sublease Agreement between ViewCast and Host Communications, Inc. (6)

10.4	Reserved.

10.5	Revolving Loan Agreement between MMAC Communications Corp. and Keltic Financial Partners, LP dated as of October 11, 2002 (7)

10.6	Guarantee of Payment and Performance from ViewCast.com, Inc. to Keltic Financial Partners, LP dated as of October 11, 2002 (7)

10.7	Subordination Agreement by and among Keltic Financial Partners, LP, MMAC Communications Corp. and ViewCast.com, Inc. dated as of October 11, 2002 (7)

10.8	General Security Agreement by and between MMAC Communications Corp. and Keltic Financial Partners, LP dated as of October 11, 2002 (7)

10.9	Revolving Note by MMAC Communications Corp. in favor of Keltic Financial Partners, LP dated as of October 11, 2002 (7)

10.10	ViewCast.com, Inc. 2005 Stock Incentive Plan (14)

10.11	ViewCast.com, Inc. 2005 Employee Stock Purchase Plan (15)

10.12	Reserved.

10.13	Reserved.

10.14	Reserved.

10.15	Form of Amended and Restated Security Agreement dated October 15, 2003 between ViewCast.com, Inc. and the Ardinger Family Partnership, LTD (8)

10.16	Form of Amended and Restated Pledge Agreement dated October 15, 2003 between ViewCast.com, Inc. and the Ardinger Family Partnership, LTD (8)

10.17	Form of First Amendment to the Revolving Loan Agreement dated October 11, 2003 between Delta Computec Inc. and Keltic Financial Partners, LP (8)

10.18	Reserved.

10.19	Reserved.

10.20	Third Amendment dated as of December 10, 2004 to Revolving Loan Agreement between MMAC Communications Corp. and Keltic Financial Partners, LP dated as of October 11, 2002 (9)

10.21	Fourth Amendment dated as of January 10, 2005 to Revolving Loan Agreement between MMAC Communications Corp. and Keltic Financial Partners, LP dated as of October 11, 2002 (9)

10.22	Fifth Amendment dated as of February 15, 2005 to Revolving Loan Agreement between MMAC Communications Corp. and Keltic Financial Partners, LP dated as of October 11, 2002 (9)

10.23	Notice of Lower Temporary Conversion Price dated March 21, 2005 (10)

10.24	Letter Agreement Amending Revolving and Term Credit Facility dated March 22, 2005 (10)

10.25	Sixth Amendment, dated as if April 15, 2005, to Revolving Loan Agreement Between MMAC Communications Corp. and Keltic Financial Partners, LP dated as of October 11, 2002 (11)

10.26	Seventh Amendment, dated as if July 15, 2005, to Revolving Loan Agreement Between MMAC Communications Corp. and Keltic Financial Partners, LP dated as of October 11, 2002 (12)

10.27	Letter Agreement Amending Revolving and Term Credit Facility dated July 22, 2005 (13)

10.28	Eighth Amendment, dated as if October 11, 2005, to Revolving Loan Agreement Between MMAC Communications Corp. and Keltic Financial Partners, LP dated as of October 11, 2002 (16)

10.29	Reserved.

10.30	Office Lease Agreement between ViewCast and TR Plano Parkway Partners, L.P. (17)

10.31	Letter Agreement Amending Revolving and Term Credit Facility dated March 20, 2006 (18)

10.32	Office Lease Agreement between ViewCast and Valwood Centreport, LP (19)

10.33	Registration Rights Agreement by and among ViewCast and Ardinger Family Partnership, Ltd. Dated as of December 11, 2006 (20)

10.34	Second Amended Loan and Security Agreement dated as of December 11, 2006 (20)

10.35	Exchange Agreement dated as of December 11, 2006 by and among ViewCast, Osprey Technologies, Inc. and VideoWare, Inc. and Ardinger Family Partnership, Ltd. (20)

10.36	Employment Agreement by and between ViewCast Corporation and David T. Stoner effective as of March 1, 2007 (21)

10.37	2007 Executive Incentive Compensation Plan for David T. Stoner (21)

10.38	Employment Agreement by and between ViewCast Corporation and Laurie L. Latham effective as of March 1, 2007 (21)

10.39	2007 Executive Incentive Compensation Plan for Laurie L. Latham (21)

10.40	Purchase and Sale Agreement/Security Agreement by and among ViewCast.com, Inc., Osprey Technologies, Inc., VideoWare, Inc. and Amegy Bank National Association, dated June 29, 2007 (22)

10.41	Amendment to Purchase and Sale Agreement/Security Agreement by and among ViewCast.com, Inc., Osprey Technologies, Inc., VideoWare, Inc. and Amegy Bank National Association, dated June 29, 2007 (22)

10.42	Employment Agreement by and between ViewCast.com, Inc. and Gary Klembara effective September 1, 2007 (23)

10.43	First Amendment to Amended and Restated Security Agreement by and among Ardinger Family Partnership, Ltd., ViewCast.com, Inc., Osprey Technologies, Inc. and VideoWare, Inc. (24)

10.44	First Amendment to Warrant to Purchase Common Stock by and between ViewCast.com, Inc. and Ardinger Family Partnership, Ltd., dated February 27, 2009. (25)

10.45	Second Amendment to Amended and Restated Security Agreement by and among Ardinger Family Partnership, Ltd., ViewCast.com, Inc., Osprey Technologies, Inc. and VideoWare, Inc. (28)

10.46	Third Amendment to Amended and Restated Security Agreement by and among Ardinger Family Partnership, Ltd., ViewCast.com, Inc., Osprey Technologies, Inc. and VideoWare, Inc. (29).

10.47	Subscription agreement by and between ViewCast.com, Inc. and John J. Scamardella, dated December 30, 2010. (30)

10.48	Subscription agreement by and between ViewCast.com, Inc. and Stuart Barab, dated December 30, 2010. (30)

10.49	Subscription agreement by and between ViewCast.com, Inc. and Lionel L. Dace, dated December 30, 2010. (30)

10.50	Subscription agreement by and between ViewCast.com, Inc. and John A. Doyle, dated December 30, 2010. (30)

10.51	Subscription agreement by and between ViewCast.com, Inc. and Diana L. Brandenburg, dated December 30, 2010. (30)

10.52	Subscription agreement by and between ViewCast.com, Inc. and David W. Brandenburg, dated December 30, 2010. (30)

10.53	Fourth Amendment to Amended and Restated Security Agreement by and among Ardinger Family (31)

10.54	Preferred Stock Exchange Agreement, dated May 4, 2011, by and between the Company and H.T. Ardinger Jr., Ardinger Family Partnership, Ltd., Adkins Family Partnership, Ltd. and RDB Limited. (32)

10.55	Employment Agreement by and between ViewCast.com, Inc. and John C. Hammock effective December 14, 2011. (33)

10.56	Fifth Amendment to Second Amended and Restated Loan and Security Agreement (34).

10.57	Form of Indemnification Agreement (36).

10.58	Subscription agreement by and between ViewCast.com, Inc. and David W. Brandenburg, dated December 27, 2011. (37)

10.59	Subscription agreement by and between ViewCast.com, Inc. and Diana L. Brandenburg, dated December 27, 2011. (37)

10.60	Subscription agreement by and between ViewCast.com, Inc. and John C. Hammock, dated December 27, 2011. (37)

10.61	Subscription agreement by and between ViewCast.com, Inc. and Laurie L. Latham, dated December 27, 2011. (37)

10.62	Subscription agreement by and between ViewCast.com, Inc. and Lance E. Ouelette, dated December 27, 2011. (37)

10.63	Subscription agreement by and between ViewCast.com, Inc. and Christina K. Hanger, dated December 27, 2011. (37)

10.64	Subscription agreement by and between ViewCast.com, Inc. and George C. Platt, dated December 27, 2011. (37)

10.65	Subscription agreement by and between ViewCast.com, Inc. and John Scamardella, dated December 27, 2011. (37)

10.66	Subscription agreement by and between ViewCast.com, Inc. and Stuart Barab, dated December 27, 2011. (37)

10.67	Subscription agreement by and between ViewCast.com, Inc. and Richard Molinsky, dated December 27, 2011. (37)

10.68	Subscription agreement by and between ViewCast.com, Inc. and Kevin D. and Cathy D. Towery, dated December 27, 2011. (37)

10.69	Subscription agreement by and between ViewCast.com, Inc. and Lionel L. Dace, dated December 27, 2011. (37)

21.1	Subsidiaries of ViewCast.com, Inc. (1)

23.1	Consent of BKD, LLP (39)

31.1	Rule 13a-14(a)/15d-14(a) Certifications (39)

31.2	Rule 13a-14(a)/15d-14(a) Certifications*

32.1	Statement 1350 Certifications (39)

101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets at December 31, 2010 and December 31, 2011 (Unaudited), (ii) Condensed Consolidated Statements of Operations for the Years Ended December 31, 2010 and 2011 (Unaudited), (iii) Condensed Consolidated Statement of Stockholders’ Equity (Deficit) for the Years Ended December 31, 2010 and 2011 (Unaudited), (iv) Condensed Consolidated Statements of Cash Flows for the Years Ended December 31, 2010 and 2011 (Unaudited) and (v) Notes to the Condensed Consolidated Financial Statements. (38)

*	Filed herewith.
(1)	Incorporated by reference to the Registration Statement on Form SB-2 and all amendments thereto as declared effective on February 4, 1997
(2)	Incorporated by reference to Form 8-K filed March 15, 1999.
(3)	Incorporated by reference to Form 10-KSB filed March 26, 1999.
(4)	Incorporated by reference to Form S-3 filed June 30, 2000.
(5)	Incorporated by reference to Form 8-K filed January 23, 2002.
(6)	Incorporated by reference to Form 10-K filed April 16, 2002.
(7)	Incorporated by reference to Form 8-K filed October 25, 2002.
(8)	Incorporated by reference to Form 10-QSB filed November 14, 2003.
(9)	Incorporated by reference to Form 8-K filed March 25, 2005.
(10)	Incorporated by reference to Form 8-K filed March 25, 2005.
(11)	Incorporated by reference to Form 8-K filed April 21, 2005.
(12)	Incorporated by reference to Form 8-K filed July 18, 2005.
(13)	Incorporated by reference to Form 8-K filed July 27, 2005.
(14)	Incorporated by reference to Appendix A to Proxy Statement filed September 9, 2005.
(15)	Incorporated by reference to Appendix B to Proxy Statement filed September 9, 2005.
(16)	Incorporated by reference to Form 8-K filed October 17, 2005.
(17)	Incorporated by reference to Form 8-K filed January 17, 2006.
(18)	Incorporated by reference to Form 8-K filed March 23, 2006.
(19)	Incorporated by reference to Form 8-K filed November 2, 2006.
(20)	Incorporated by reference to Form 8-K filed December 15, 2006.
(21)	Incorporated by reference to Form 10-KSB/A filed April 30, 2007.
(22)	Incorporated by reference to Form 8-K filed July 6, 2007.
(23)	Incorporated by reference to Form 8-K filed September 5, 2007.
(24)	Incorporated by reference to Form 8-K filed November 4, 2008.
(25)	Incorporated by reference to Form 8-K filed March 5, 2009.
(26)	Incorporated by reference to Form 8-K filed March 23, 2009.
(27)	Incorporated by reference to Form 10-KSB filed March 30, 2004.
(28)	Incorporated by reference to Form 8-K filed August 5, 2009.
(29)	Incorporated by reference to Form 8-K filed March 15, 2010.
(30)	Incorporated by reference to Form 8-K not yet filed.
(31)	Incorporated by reference to Form 8-K filed April 4, 2011.
(32)	Incorporated by reference to Form 8-K filed May 6, 2011.
(33)	Incorporated by reference to Form 8-K filed December 15, 2011.
(34)	Incorporated by reference to Form 8-K filed January 5, 2012.
(35)	Incorporated by reference to Form 8-K filed January 20, 2012
(36)	Incorporated by reference to Form 8-K filed March 8, 2012
(37)	Incorporated by reference to Form 10-K filed April 2, 2012
(38)	In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as set forth by specific reference in such filings. These exhibits were previously furnished with our Form 10-K filed April 2, 2012.
(39)	Previously filed with our Form 10-K filed April 2, 2013.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

ViewCast.com, Inc.

Date	By:	/s/ John C. Hammock
April 30, 2013		John C. Hammock
Director and Chief Executive Officer
(Principal Executive Officer)

EXHIBIT INDEX FOR DOCUMENTS FILED WITH THIS REPORT

Exhibit No.	Description of Exhibit

31.2	Rule 13a-14(a)/15d-14(a) Certifications