Form 10-Q
period 2013-03-31
VIEWCAST COM INC
filed 2013-05-15
CIK 921313

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2013

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

As of May 9, 2013, there were 62,386,490 outstanding shares of common stock, par value $0.0001 per share.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-Q (“Report”) under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Report constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements include statements regarding ViewCast’s expectations, beliefs, hopes, intentions or strategies regarding the future.  These statements involve known and unknown risks, uncertainties, and other factors that may cause ViewCast or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements.  Such factors include, but are not limited to, product demand and market acceptance risks, the impact of competitive products and pricing, product development, commercialization and technological difficulties, capacity and supply constraints or difficulties, general business and economic conditions, the availability of sufficient working capital, the ability to service our debt, continued losses, the ability to successfully integrate acquired operations, the effect of our accounting policies and other risks detailed in our Annual Report on Form 10-K for the year ended December 31, 2012, as amended by Amendment No. 1 thereto, and other filings with the Securities and Exchange Commission.

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

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

VIEWCAST.COM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	March 31,
	2012	2013

		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$ 258,259	$ 223,396
Accounts receivable, less allowance for doubtful accounts of $ 39,018 and $ 50,988 at December 31, 2012 and March 31, 2013, respectively	2,314,624	1,899,698
Inventories, net	2,123,379	2,232,007
Prepaid expenses	123,858	150,303

Total current assets	4,820,120	4,505,404

Property and equipment, net	135,212	101,300
Capitalized software development costs, net	329,532	310,447
Earn-out receivable	127,062	114,970
Intangible assets, net	84,693	79,004
Deposits	30,044	30,036

Total assets	$ 5,526,663	$ 5,141,161

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Line of credit	$ 1,143,920	$ 897,772
Accounts payable	1,004,326	1,316,176
Accrued expenses and other current liabilities	723,071	668,926
Deferred revenue	305,027	348,170
Current maturities of long-term debt and stockholder notes payable	150,870	213,551

Total current liabilities	3,327,214	3,444,595

Long-term debt, less current maturities	9,820	4,455
Stockholder notes payable, less current maturities	5,541,448	5,477,181

Total liabilities	8,878,482	8,926,231

Stockholders’ deficit:
Preferred stock, $0.0001 par value, authorized 5,000,000 shares:
Series E convertible—issued and outstanding shares—80,000—liquidation value of $107 per share as of December 31, 2012 and March 31, 2013, respectively	8	8
Common stock, $.0001 par value, authorized 200,000,000 shares; issued shares—62,647,987 at December 31, 2012 and March 31, 2013, respectively	6,265	6,265
Additional paid-in capital	73,609,283	73,633,829
Accumulated deficit	(76,955,469)	(77,413,266)
Treasury stock, 261,497 shares at cost	(11,906)	(11,906)

Total stockholders’ deficit	(3,351,819)	(3,785,070)

Total liabilities and stockholders’ deficit	$ 5,526,663	$ 5,141,161

The accompanying notes are an integral part of these condensed consolidated statements.

VIEWCAST.COM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months ended
	March 31,

	2012	2013

Net revenue	$ 3,388,809	$ 2,377,623

Cost of revenue	1,305,873	866,815

Gross profit	2,082,936	1,510,808

Operating expenses:
Selling, general and administrative	1,383,739	1,356,111
Research and development	857,846	474,456
Depreciation and amortization	115,992	77,168

Total operating expenses	2,357,577	1,907,735

Operating loss	(274,641)	(396,927)

Other income (expense):
Interest expense (including $ 27,907 and $ 15,633 to related parties)	(48,895)	(60,871)
Interest income	24	1

Total other expense, net	(48,871)	(60,870)

Loss from continuing operations	(323,512)	(457,797)

Net loss from discontinued operations	(81,594)	—

NET LOSS	$ (405,106)	$ (457,797)

Net loss per common share (basic and diluted):
Continuing operations	$ (0.01)	$ (0.01)
Discontinued operations	$ (0.00)	$ —

Net loss	$ (0.01)	$ (0.01)

Weighted average number of common shares outstanding
Basic and Diluted	61,407,011	62,386,490

The accompanying notes are an integral part of these condensed consolidated statements.

VIEWCAST.COM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2013

(UNAUDITED)

	Series E
	Convertible				Additional			Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Treasury	Stockholders
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Stock	Equity (Deficit)

Balances, December 31, 2012	80,000	$ 8	62,647,987	$ 6,265	$ 73,609,283	$ (76,955,469)	$(11,906)	$ (3,351,819)
Stock based compensation expense	0	0	0	0	24,546	0	0	24,546
Net loss	0	0	0	0	0	(457,797)	0	(457,797)

Balances, March 31, 2013	80,000	$ 8	62,647,987	$ 6,265	$ 73,633,829	$ (77,413,266)	$ (11,906)	$ (3,785,070)

The accompanying notes are an integral part of this condensed consolidated statement.

VIEWCAST.COM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the three months ended March 31,

	2012	2013

Operating activities:
Net loss	$ (405,106)	$ (457,797)
Net loss from discontinued operations	(81,594)	—

Net loss from continuing operations	(323,512)	(457,797)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	11,751	11,980
Depreciation of property and equipment	55,359	33,912
Amortization of software and intangible assets	60,633	43,256
Stock based compensation expense	27,348	24,546
Loss on sale of assets	2,047	—
Changes in operating assets and liabilities:
Accounts receivable	(297,738)	402,946
Inventories	168,903	(108,628)
Prepaid expenses	(110,769)	(26,445)
Deposits	54,864	8
Assets and liabilities held for sale, net	7,466	12,092
Accounts payable	(148,991)	311,850
Accrued expenses and other current liabilities	(33,832)	(54,145)
Deferred revenue	(36,180)	43,143

Net cash provided by (used in) operating activities	(644,245)	236,718

Investing activities:
Capitalized software development costs and patents	(4,080)	(18,482)
Purchase of property and equipment	(53,422)	—
Proceeds from sale of assets	47,026	—

Net cash used in investing activities	(10,476)	(18,482)

Financing activities:
Proceeds from sale of common stock and warrants	320,000	—
Net proceeds (payment) from (to) line of credit	503,220	(246,148)
Repayments of long-term debt	(11,617)	(6,951)

Net cash provided by (used in) financing activities	811,603	(253,099)

Net increase (decrease) in cash and cash equivalents	156,882	(34,863)
Cash and cash equivalents, beginning of period	319,908	258,259

Cash and cash equivalents, end of period	$ 476,790	$ 223,396

The accompanying notes are an integral part of these condensed consolidated statements.

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

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included for the three month period ended March 31, 2013. The condensed consolidated balance sheet of the Company as of December 31, 2012 has been derived from the audited consolidated balance sheet as of that date. The results for the three month period ended March 31, 2013 are not necessarily indicative of the results that may be expected for the full year. The unaudited financial statements included in this filing should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s annual report on Form 10-K, as amended by Amendment No. 1 there to, for the year ended December 31, 2012.

During the first quarter of 2013, net cash provided from operating activities for the three months ended March 31, 2013 was $236,718 resulting from a net loss of $457,797, plus non-cash operating expense of $113,694 and net cash provided from changes in operating assets and liabilities of $580,821. At March 31, 2013, the Company had working capital of $1,060,809 and cash and cash equivalents of $223,396. The Company expects to obtain additional working capital by increasing revenue, reducing operating expenses, borrowing on its line of credit and through other initiatives that may include raising additional capital through issuing debt and/or equity securities. There can be no assurance that additional capital will be available to the Company on acceptable terms, or at all. Additional equity financing may involve substantial dilution to its then existing stockholders. The Company believes that these items will provide sufficient cash to fund operations for the next 12 months, however, the Company may require additional working capital during 2013 to support operations and the expansion of sales channels and market distribution, to develop and introduce new products and services, to enhance existing product offerings, to address unanticipated competitive threats or technical problems, to transition adverse economic conditions and for potential acquisition transactions. In the event the Company is unable to raise additional debt and/or equity capital or execute other alternatives, it may be required to sell segments of the business, or substantially reduce or curtail its activities. However, no assurance can be given that we will be able to sell any segments of the business on terms that are acceptable to us. Such actions could result in charges that could be material to ViewCast’s results of operations or financial position.

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

Changes in the Company’s allowance for doubtful accounts for the three months ended March 31, 2012 and 2013 are as follows:

	For the three months ended March 31,

	2012	2013

	(Unaudited)	(Unaudited)
Beginning balance	$ 22,292	$ 39,018
Bad debt expense	11,751	11,980
Uncollectible accounts written off	(5,908)	0

Ending balance	$ 28,135	$ 50,998

3. Inventories

Inventories consisted of the following:

	December 31, 2012	March 31, 2013

		(Unaudited)
Purchased materials	$ 1,013,492	$ 927,795
Finished goods	1,561,043	1,775,350
Reserve	(451,156)	(471,138)

	$ 2,123,379	$ 2,232,007

4. Sale of Ancept Assets and Contingent Consideration

On January 15, 2012, ViewCast completed the sale of certain assets from Ancept Corporation (the “Ancept Assets”) related to the development and licensing of the VMp software products that provide the management of the life cycle phases of digital media pursuant to the terms of the Asset Purchase Agreement dated January 13, 2012, by and between ViewCast, Ancept Corporation, Genus Technologies LLC and its subsidiary, (the “Purchase Agreement”). ViewCast’s wholly-owned subsidiary, Ancept Corporation, was renamed ViewCast Solutions, Inc. (“VSI”) and no longer operates this business.

Upon the terms and subject to the conditions of the Purchase Agreement, the buyer agreed to pay an earn-out payment as follows: until the earlier of paying VSI $650,000 or January 15, 2017 (the “Earn-Out Period”), the buyer shall pay VSI on a quarterly basis a percentage of the net license fees, subscription fees and similar revenues paid or payable to the buyer or otherwise earned by buyer with respect to the software sold from Ancept to the buyer (“Net Software License Revenue”). The buyer agreed to pay VSI (i) 20% of the Software License Revenue from sales opportunities in the pipeline on January 15, 2012 and from post-closing referrals from ViewCast plus (ii) 10% of Net Software License Revenue, up to a maximum of $400,000, generated from buyer’s customers not derived from ViewCast. Prior to January 15, 2014, the buyer may terminate the earn-out payment obligations by paying VSI $400,000 which amount shall not be reduced by any prior earn-out payments. On or after January 15, 2014 until the end of the Earn-Out Period, Buyer may terminate the earn-out payment obligations by paying Ancept $650,000 less any prior earn-out payments. The buyer also assumed specified liabilities related to the Ancept Assets and paid $47,026 in cash to VSI.

Proceeds from the sale totaled $592,976 comprised of the following: cash of $47,026, receivable for future earn out consideration of $227,531, and liabilities assumed by the buyer of $318,419. The carrying value of the reporting unit approximated the proceeds received on the date of the transaction; as a result, a loss of $2,047 was recorded on the sale. Management recorded the contingent earn out consideration at estimated fair value determined using discounted estimated future cash flows. Subsequent to the sale, proceeds received under the arrangement will be applied to the carrying value of the asset. At December 31, 2012, the Company recorded an impairment of earn-out receivable in the amount of $80,000.

The net loss from discontinued operations related to the Ancept for the three months ended March 31, 2012 is as follows:

For the Three Months ended March 31,
2012

(Unaudited)
Net revenue	$ 22,255
Cost of revenue	39,057

Gross profit	(16,802)
Operating expenses	62,745
Loss on sale of assets	2,047

Net loss from discontinued operations	$ (81,594)

5. Intangible Assets

Intangible assets consisted of the following:

		December 31, 2012		March 31, 2013

(Unaudited)
	Average life (years)	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization

Patents	10	$ 145,995	$ 61,302	$ 145,995	$ 66,991

		$ 145,995	$ 61,302	$ 145,995	$ 66,991

Future amortization expense associated with these intangible assets is as follow:

Nine months ending December 31, 2013	$ 17,065
Year ending December 31, 2014	22,754
Year ending December 31, 2015	22,754
Year ending December 31, 2016	16,431

$ 79,004

6. Accrued Expenses

Accrued expenses consisted of the following:

	December 31,	March 31,
	2012	2013

		(Unaudited)
Accrued stockholder interest	$ 10,769	$ 21,017
Accrued compensation	320,251	284,363
Accrued warranty	115,566	107,589
Accrued inventory purchases	81,146	63,363
Customer deposits	5,841	7,413
Deferred rent	65,380	67,168
Accrued taxes and other	124,118	118,013

	$ 723,071	$ 668,926

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

The following table shows the changes in accrued warranty expense for the three months ended March 31, 2012 and 2013:

	For the three months ended
	March 31,

	2012	2013

	(Unaudited)	(Unaudited)
Beginning balance	$ 135,708	$ 115,566
Additions	27,763	19,572
Usage	(21,075)	(27,549)

Ending balance	$ 142,396	$ 107,589

8. Property and Equipment

Property and equipment, at cost, consisted of the following:

	Estimated
	Useful Life	December 31,	March 31,
	(Years)	2012	2013

			(Unaudited)
Computer equipment	2 to 7	$ 574,096	$ 574,097
Software	3 to 5	104,500	104,500
Leasehold improvements	1 to 5	174,429	174,429
Office furniture and equipment	5 to 7	1,452,675	1,452,674

		2,305,700	2,305,700

Less accumulated depreciation and amortization		(2,170,488)	(2,204,400)

		$ 135,212	$ 101,300

9. Line of Credit

On June 29, 2007, the Company entered into a Purchase and Sale Agreement/Security Agreement (the “Agreement”) with Amegy Bank National Association (“Amegy”), a national banking association. The Agreement provides the Company with an accounts receivable loan facility to provide a source of working capital with advances generally limited to 85% of submitted accounts receivable. Upon collection of an account receivable, the remaining fifteen percent is rebated to the Company less the Agreement’s fixed and variable discounts. The fixed discount equals 0.2% of the account receivable for the first 15 days the account receivable is outstanding plus an additional 0.2% for each additional 15 day period, up to 1.2% for receivables 76 to 90 days outstanding. The variable discount is calculated for each day that the amount advanced by Amegy is outstanding until repaid by collection of the account receivable and equals the prime rate plus 1.5% divided by 360 multiplied by the advance amount for each account receivable. The borrowing line under this facility is $1,000,000, reviewed as growth of business dictates. To secure the amounts due under the agreement, the Company granted Amegy a security interest in all of its assets owned as of the date of the agreement or thereafter acquired. The Company had $1,143,920 and $897,772 outstanding as of December 31, 2012 and March 31, 2013, respectively, under this facility. There is no expiration date to the agreement.

10. Long-Term Debt

Since October 1998, the Company has maintained a credit facility with an entity controlled by the Ardinger Family Partnership, LTD., the estate of one of its principal stockholders, Mr. H.T. Ardinger. Most recently, ViewCast.com, Inc., Osprey Technologies, Inc. and VideoWare, Inc. (jointly and severally, “the Borrower”) amended the terms and conditions of the loan and security agreement with the Ardinger Family Partnership, Ltd. on December 30, 2011, to be effective as of October 1, 2011. Under the amended terms any amounts outstanding of the primary principal amount and secondary principal amount mature December 31, 2014, subject to certain earlier payment conditions. The interest on the primary principal amount will accrue based on an interest rate per annum which is the greater of 5.0% or the effective prime rate plus 0.75% (5.00% as of December 31, 2012 and March 31, 2013, respectively). Interest on the secondary principal shall accrue based on the effective Applicable Federal Rate, as defined in the agreement, (0.21% and 0.22% as of December 31, 2012 and March 31, 2013, respectively). The amendment defers the payment of the accrued interest on the unpaid primary and secondary principal amounts from October 1, 2011 through March 31, 2012. Beginning April 30, 2012, payment of such accrued interest was paid in three approximately equal monthly payments. The amended terms call for interest accruing after March 31, 2012 to be paid monthly; and beginning July 31, 2012, minimum monthly principal payments of $21,422, in addition to the monthly interest payments. Accrued interest was $10,769 and $21,017 at December 31, 2012 and March 31, 2013, respectively. The amended note agreement is secured by all the assets of the Borrower.

The Company’s long-term debt consisted of:

	December 31, 2012	March 31, 2013

		(Unaudited)
Outstanding Primary Principal Amount	$ 1,078,621	$ 1,078,621
Outstanding Secondary Principal Amount	4,591,361	4,591,361
Other debt	32,156	25,205

Total long-term debt	5,702,138	5,695,187
Less current maturities	(150,870)	(213,551)

Total long-term debt less current maturities	$ 5,551,268	$ 5,481,636

Other debt consists of capital leases for equipment.

11. Earnings Per Share Data

Basic earnings per share is calculated by dividing net income or loss applicable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is calculated by using the weighted-average number of common shares outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the dilutive potential shares of common stock had been issued. Dilutive potential shares of common stock include convertible preferred stock, options and warrants. The potential dilution for options and warrants is based on the average market price during the period. The average market price of the common stock was $0.0673 during the three months ended March 31, 2013. For periods presented, the computation of diluted loss per share excludes the portion of convertible preferred stock, options and warrants that are anti-dilutive.

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,

	2012	2013

	(Unaudited)	(Unaudited)
Loss from continuing operations	$ (323,512)	$ (457,797)

Net loss from discontinued operations	(81,594)	—

Net loss applicable to common stockholders—numerator for basic and diluted loss per share	$ (405,106)	$ (457,797)

Weighted—average common shares and dilutive potential common shares outstanding—denominator for diluted earning per share	61,407,011	62,386,490

Net loss per common share (basic and diluted):
Continuing operations	$ (0.01)	$ (0.01)
Discontinued operations	$ (0.00)	$ —

Net loss	$ (0.01)	$ (0.01)

Anti-dilutive securities excluded from diluted earnings per share:
Stock options	4,443,335	4,373,418
Private warrants	5,196,738	6,618,068
Convertible preferred stock—Series E	16,000,000	13,333,333

12. Stock-Based Compensation

The Company has various stock-based employee compensation plans, which are described more fully in Note 10 of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, as amended by Amendment No. 1 thereto.

Stock-based compensation expense was $27,348 and $24,546 for the three months ended March 31, 2012 and March 31, 2013, respectively. There were 2,025,000 new options granted by the Company during the three months ended March 31, 2013. Stock-based compensation expense is based on awards ultimately expected to vest and has been reduced for estimated forfeitures.

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

At March 31, 2013, the balance of unearned stock-based compensation to be expensed in future periods related to unvested share-based awards, as adjusted for expected forfeitures, was approximately $221,000. The weighted-average period over which the unearned stock-based compensation is expected to be recognized is approximately three years.

The following table is a summary of stock option activity from January 1, 2013 through March 31, 2013:

	Stock Options

	Number of Shares	Exercise Price Per Share	Weighted- Average Exercise Price Per Share

Outstanding at December 31, 2012	3,530,085	$0.11 - $0.62	$ 0.24
Granted	2,025,000	0.05	0.05
Canceled/forfeited	(338,335)	0.11 - 0.48	0.27

Outstanding at March 31, 2013	5,216,750	$0.05 - $0.62	$ 0.16

The following information applies to options outstanding at March 31, 2013:

Range of Exercise Prices	Outstanding at March 31, 2013	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Exercisable at March 31, 2013	Weighted- Average Exercise Price

$0.01 - 0.19	3,420,000	6.5	$0.08	312,361	$0.16
0.20 - 0.29	738,000	3.9	$0.25	620,360	$0.25
0.30 - 0.39	772,500	4.0	$0.35	611,111	$0.35
0.40 - 0.49	276,250	1.8	$0.46	276,250	$0.46
0.60 - 0.69	10,000	0.5	$0.62	10,000	$0.62

	5,216,750	5.5	$0.16	1,830,082	$0.30

13. Income Taxes

At December 31, 2012 the Company has federal income tax net operating loss carryforwards of approximately $65,000,000, which expire at various dates beginning in 2017. The Company is subject to limitations existing under Internal Revenue Code Section 382 (Change of Control) relating to the availability of the operating loss carryforward. The Company recognized no federal income tax benefit in the first quarter of 2013 as it has recorded a valuation allowance to reduce all deferred tax assets to zero.

14. Stockholders’ Equity

Preferred Stock

In December 2006, the Company retired certain debt from the Ardinger Family Partnership in exchange for certain Company securities, including 80,000 shares of Series E Preferred Stock with each share having a stated value of $100 with voting rights on an “as converted’ basis with the Common Stock and accruing no dividends. The liquidation preference on the Series E Preferred Stock is the $100 per share stated value multiplied by 107% if the liquidation event occurs after December 11, 2010. The Series E Preferred Stock provides for a conversion option to common stock at $0.60 per share of common stock, subject to certain requirements and adjustments.

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

Warrants

At December 31, 2012 and March 31, 2013, the Company had outstanding warrants to purchase 6,618,068 shares of Common Stock with an exercise price of $0.1238278 per share of Common Stock and expiration date of December 31, 2014.

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

16. Related Party Transactions

As discussed in Notes 10 and 18, the Company has outstanding notes payable to the Ardinger Family Partnership, Ltd., an entity controlled by the estate of one of its principal stockholder, Mr. H.T. Ardinger, Jr.

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

The following Investors have a relationship to the Company and subscribed for the following number of shares of Common Stock and Warrants exercisable into the same number of shares of Common Stock:

David W. Brandenburg RIRA – 888,331 shares

Diana L. Brandenburg RIRA – 888,331 shares

John C. Hammock – 888,331 shares

Lance E. Ouellette – 888,331 shares

George C. Platt – 177,667 shares

Messrs. Brandenburg, Hammock, Ouellette and Platt are directors of the Company and Mr. Hammock is the President and Chief Executive Officer of the Company. They acquired the shares of Common Stock on the same terms as the other seven Investors. Mr. Ouellette is the stepson of the recently deceased H.T. Ardinger, Jr., a principal stockholder of the Company. There are no additional material relationships between the Company and the Investors aside from entering into the Subscription Agreements. Each of the Investors was an “accredited investor” at the time of their investment as defined under Rule 501 promulgated pursuant to the Securities Act of 1933, as amended (the “Securities Act”), and the shares of Common Stock and the Warrants were issued pursuant to Rule 506 promulgated pursuant to the Securities Act.

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

18. Subsequent Event

On May 6, 2013, the Company entered into a Loan and Security Agreement effective April 30, 2013 (the “Loan Agreement”) with Ardinger Family Partnership, Ltd. (“Ardinger”) whereby Ardinger agreed to make a term loan to the Company in the amount of $550,000.  The interest rate on the unpaid principal amount under the Loan Agreement is seven and a half percent (7.5%) per annum.  Interest on the unpaid principal amount under the Loan Agreement is due in full at maturity.  Within fifteen (15) days after each month end, beginning with the month ending May 31, 2013, the Company shall pay a portion of the indebtedness under the Loan Agreement in an amount equal to five percent (5.0%) of the Company’s total revenue or income earned during such prior month before any deductions or allowances.  Within three (3) business days of the Company receiving the net proceeds of any asset sale that is not in the ordinary course of business, the Company shall pay a portion of the indebtedness under the Loan Agreement in an amount equal to one hundred percent (100%) of the net proceeds of such sale.  The maturity date is April 30, 2015, subject to certain exceptions.

Absent approval from Ardinger, the Loan Agreement prohibits the Company from taking certain actions, including, but not limited to (i) incurring any lien on any of its assets, subject to certain exceptions; (ii) incurring indebtedness in excess of $250,000 in any fiscal year, subject to certain exceptions; (iii) granting any dividends on any equity interest of the Company; (iv) liquidating, merging, or consolidating with or into any entity; or (v) making capital expenditures in excess of $100,000 in any fiscal year; or (vi) creating, incurring, assuming, or suffering, to exist, any obligations as lessee under any lease, except leases in an aggregate amount less than $500,000 in any fiscal year and with lease terms of thirty-six (36) months or less. The Company ratified and confirmed existing liens previously granted by the Company to Ardinger and granted to Ardinger a first priority lien and security interest in and to all of the collateral granted under the prior loan agreement between the same parties, which loan agreement is still in existence.

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

Overview

ViewCast.com, Inc., doing business as ViewCast Corporation (“ViewCast”), develops industry-leading hardware and software for the capture, management, and delivery of digital media over IP and mobile networks.  ViewCast’s solutions simplify the complex workflows required for these tasks, allowing broadcasters, businesses, governments, and the various distribution entities to reach and expand their use and distribution of their digital media easily and effectively.  ViewCast’s Niagara® streaming appliances and Osprey® video capture cards provide the highly reliable technology required to deliver the multi-platform experiences driving today’s digital media market.  ViewCast markets and sells its products worldwide directly to end-users or through indirect channels including original equipment manufacturers (“OEMs”), value-added resellers (“VARs”), resellers, distributors and computer system integrators.  ViewCast is focused on growth by leveraging digital media market expansion and our product solutions to capitalize on sales opportunities.  We believe that emphasis on revenue and market share growth will enable us to realize long-term profitability and stockholder value.

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

Results of Operations

Three Months Ended March 31, 2013 compared to

Three Months Ended March 31, 2012.

Net Sales.  During the three months ended March 31, 2013, net sales decreased $1,011,185 to $2,377,623 from $3,388,809 in the first quarter 2012, representing a 30% decrease.  The decrease was principally due to lower Niagara® system revenue compared to the prior period, which was due mostly to the cancellation of a large OEM customer’s orders during 2012 in the North American sales region.  As we progress through the remainder of 2013, we expect the usual seasonal increases in sales to provide us with annual sales growth over 2012, subject to the volatile global economic conditions.

Osprey Product Sales.  During the three months ended March 31, 2013, Osprey sales decreased $298,153 to $1,708,262 from $2,006,416 in the first quarter 2012, representing a 15% decrease from the 2012 levels and 72% of total first quarter 2013 revenues, compared to 59% in 2012.  Osprey sales were lower principally from decreases in the Pacific Rim and Latin American sales regions, and were partially offset by improvements in the North American and the Europe, Middle East and Africa sales regions.

ViewCast Niagara® Streaming/Encoding System Sales.  During the three months ended March 31, 2013, combined system sales decreased $734,123 to $584,841 from $1,318,964 in the first quarter 2012, representing a 56% decrease from the 2012 levels and 25% of total first quarter 2013 revenue, compared to 39% in 2012.  Of this $734,123 decrease in sales, $635,170 was due to the cancellation of a large OEM customer’s orders during 2012.

Other Revenues.  During the three months ended March 31, 2013, other revenues increased $21,091 to $84,520 from $63,429 in the first quarter 2012, representing a 33% increase from the 2012 levels and 4% of total first quarter 2013 revenue, compared to 2% in 2012.  This increase was primarily due to a $17,064 increase in product maintenance and support revenue.

Cost of Sales/Gross Profit.  During the three months ended March 31, 2013, cost of sales decreased $439,057 to $866,815 from $1,305,873 in the first quarter 2012, representing a 34% decrease from the 2012 levels and 36.5% of total first quarter 2013 revenue, compared to 38.5% in 2012.  Gross profit decreased $572,128 to $1,510,808 from $2,082,936 in the first quarter 2012, representing a 27% decrease from the 2012 levels and 63.5% of total first quarter 2013 revenue, compared to 61.5% in 2012.  The increase in gross profit margin was primarily due to a higher percentage of sales derived from the higher margin Osprey products versus the lower margin OEM system products.

We expect 2013 gross profit margins to remain comparable to historical margins in the 55%-68% range.  Margins will be affected quarter to quarter by promotional activities, price adjustments, cost of materials, inventory obsolescence, new products, and the sales mix between capture cards, systems and services in any one reporting period.

Selling, General and Administrative Expenses.  During the three months ended March 31, 2013, selling, general and administrative (SG&A) expenses decreased $27,628 to $1,356,111 from $1,383,739 in the first quarter 2012, representing a 2% decrease from the 2012 levels and 57% of total first quarter 2013 revenue, compared to 41% in 2012.  The decrease is primarily related to reductions of headcount across all departments throughout 2012.

Research and Development Expense.  During the three months ended March 31, 2013, research and development (R&D) expense, net of capitalized software development, decreased $383,390 to $474,456 from $857,846 in the first quarter 2012, representing a 45% decrease from the 2012 levels and 20% of total first quarter 2013 revenue, compared to 25% in 2012.  Research and development expenses vary period to period depending on the number of product introductions planned and as new product prototypes, testing and certifications are completed.

Depreciation and Amortization Expense. During the three months ended March 31, 2013, depreciation and amortization (D&A) expense decreased $38,824 to $77,168 from $115,992 in the first quarter 2012, representing a 33% decrease from the 2012 levels.  The decrease was primarily due to lower capital expenditures in recent prior periods.

Other Income (Expense).  During the three months ended March 31, 2013, total other expenses increased $11,999 to $60,870 from $48,871 in the first quarter 2012, representing a 25% increase from the 2012 levels.  Interest expense for the three months ended March 31, 2013 increased $11,976 to $60,871 from $48,895 in the first quarter 2012, representing a 24% increase from the 2012 levels.  The increase in interest expense is principally due to the increase in the average balance of our debt under the line of credit facility with Amegy Bank. Interest income for the three months ended March 31, 2013 was nominal.

Net Loss from Continuing Operations.  During the three months ended March 31, 2013, the net loss from continuing operations increased $134,285 to a net loss of $457,797 from a net loss of $323,512 in the first quarter 2012.  The increase in net loss was primarily due to decreased Niagara® system sales, as noted above, which were partially offset by decreases in total operating expenses (SG&A, R&D, and D&A) of $449,842.  As we progress through the remainder of 2013, we expect the usual seasonal increases in sales to produce positive income from continuing operations.

Net Loss from Discontinued Operations.  During the three months ended March 31, 2013, there was no net loss from discontinued operations, an improvement of $81,594 from a net loss of $81,594 in the first quarter 2012 (see Note 4 to the Financial Statements).  The Ancept Assets were sold effective January 15, 2012.

Net Loss.  During the three months ended March 31, 2013, net loss increased $52,691 to a net loss of $457,797 compared to a net loss of $405,106 in the first quarter 2012.  The net loss per share applicable to the common shareholders for the first quarter of 2013 was ($0.01) per share, compared to the same ($0.01) per share in the first quarter 2012.

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

Net cash provided from operating activities for the three months ended March 31, 2013 was $236,718 resulting from a net loss of $457,797, plus non-cash operating expense of $113,694 and net cash provided from changes in operating assets and liabilities of $580,821.  Cash provided from changes in operating assets and liabilities was primarily due to decreased accounts receivable and increased account payable and deferred revenue, which was partially offset by cash used for increased inventory and prepaid expenses, and decreased accrued expenses and other current liabilities.

Cash used in investing activities during the three months ended March 31, 2013 was $18,842, which was for capitalized software development costs and patents.

During the three months ended March 31, 2013, ViewCast’s financing activities used cash of $253,099, of which $246,148 was for net payments on the line of credit, and $6,951 was for repayment of long-term debt.

Since October 1998, the Company has maintained a credit facility with an entity controlled by the Ardinger Family Partnership, LTD., the estate of one of its principal stockholders, Mr. H.T. Ardinger.  Most recently, ViewCast.com, Inc., Osprey Technologies, Inc. and VideoWare, Inc. (jointly and severally, “the Borrower”) amended the terms and conditions of the loan and security agreement with the Ardinger Family Partnership, Ltd. on December 30, 2011, to be effective as of October 1, 2011.  Under the amended terms any amounts outstanding of the primary principal amount and secondary principal amount mature December 31, 2014, subject to certain earlier payment conditions.  The interest on the primary principal amount will accrue based on an interest rate per annum which is the greater of 5.0% or the effective prime rate plus

0.75% (5.00% as of December 31, 2012 and March 31, 2013, respectively).  Interest on the secondary principal shall accrue based on the effective Applicable Federal Rate, as defined in the agreement, (0.21% and 0.22% as of December 31, 2012 and March 31, 2013, respectively).  The amendment defers the payment of the accrued interest on the unpaid primary and secondary principal amounts from October 1, 2011 through March 31, 2012. Beginning April 30, 2012, payment of such accrued interest will be paid in three approximately equal monthly payments.  The amended terms call for interest accruing after March 31, 2012 to be paid monthly; and beginning July 31, 2012, minimum monthly principal payments of $21,422, in addition to the monthly interest payments. Accrued interest was $10,769 and $21,017 at December 31, 2012 and March 31, 2013, respectively. The amended note agreement is secured by all the assets of the Borrower.

In June 2007, ViewCast entered into a Purchase and Sale Agreement/Security Agreement with Amegy Bank National Association, a national banking association.  The borrowing line under this facility is $1,000,000, reviewed as growth of business dictates.  As of March 31, 2013, we have an outstanding balance of $897,772 under this facility.

There were no preferred stock dividends declared or paid during the first three months of 2013.

At March 31, 2013, the Company had working capital of $1,060,809 and cash and cash equivalents of $223,396.  The Company expects to obtain additional working capital by increasing revenue, maintaining reduced operating expenses, borrowing on its loan facilities, and through other initiatives that may include raising additional capital through issuing debt and/or equity securities.  There can be no assurance that additional capital will be available to the Company on acceptable terms, or at all.  Additional equity financing may involve substantial dilution to its then existing stockholders.  The Company believes that these items will provide sufficient cash to fund operations for the next 12 months, however, the Company may require additional working capital during 2013 to support operations and the expansion of sales channels and market distribution, to develop and introduce new products and services, to enhance existing product offerings, to address unanticipated competitive threats or technical problems, and to transition adverse economic conditions.

Although ViewCast has no firm arrangements beyond what is explained in Note 18, with respect to additional capital financing, on an ongoing basis, it considers proposals received from potential investors relating to the issuance of equity securities in exchange for a cash investment in ViewCast.  There can be no assurance that additional financing will be available to ViewCast on acceptable terms, or at all.  Additional equity financing may involve substantial dilution to our then existing stockholders.  ViewCast intends to actively pursue other strategic merger and acquisition opportunities to the extent possible.  In the event we are unable to raise additional capital or execute other alternatives, we may be required to sell segments of the business, or substantially reduce or curtail our activities.  Such actions could result in charges that could be material to ViewCast’s results of operations or financial position.

At March 31, 2013, ViewCast had no material commitments for capital expenditures.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rule 13a-15(e)) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are designed to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  As required by Rule 13a-15(b) under the Exchange Act, our management carried out an evaluation, with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2012.  Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that, as of March 31, 2013, our disclosure controls and procedures were effective in providing such reasonable assurance.

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

(None)

Item 1A. Risk Factors

(Not Applicable)

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(None)

Item 3. Defaults Upon Senior Securities

(None)

Item 4. Mine Safety Disclosures

(Not Applicable)

Item 5. Other Information

•	(None)

•	(None)

Item 6. Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ViewCast.com, Inc.

(Registrant)

BY:

Date: May 15, 2013	/s/ John C. Hammock

John C. Hammock
Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2013	/s/ Cordia F. Leung

Cordia F. Leung
Controller
(Principal Financial Officer and Chief Accounting Officer)

EXHIBIT INDEX

Exhibit Number

31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

32.1	Section 1350 Certification

32.2	Section 1350 Certification

101

Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets at December 31, 2012 and March 31, 2013 (Unaudited), (ii) Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2012 and 2013 (Unaudited), (iii) Condensed Consolidated Statement of Stockholders’ Deficit for the Three Months Ended March 31, 2013 (Unaudited), (iv) Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2012 and 2013 (Unaudited) and (v) Notes to the Condensed Consolidated Financial Statements. (1)

_______________

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