Form 10-Q
period 2013-06-30
VIEWCAST COM INC
filed 2013-08-19
CIK 921313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2013

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

As of July 31, 2013, there were 62,386,490 outstanding shares of common stock, par value $0.0001 per share.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

VIEWCAST.COM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2012	June 30, 2013
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$258,259	$434,706
Accounts receivable, less allowance for doubtful accounts of $39,018 and $59,049 at December 31, 2012 and June 30, 2013, respectively	2,314,624	1,392,476
Inventories, net	2,123,379	2,144,770
Prepaid expenses	123,858	46,181
Total current assets	4,820,120	4,018,133

Property and equipment, net	135,212	76,894
Capitalized software development costs, net	329,532	324,124
Earn-out receivable	127,062	99,740
Intangible assets, net	84,693	73,316
Deposits	30,044	30,165
Total assets	$5,526,663	$4,622,372
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Line of credit	$1,143,920	$573,542
Accounts payable	1,004,326	1,500,642
Accrued expenses and other current liabilities	723,071	859,230
Deferred revenue	305,027	352,622
Current maturities of long-term debt and stockholder notes payable	150,870	275,056
Total current liabilities	3,327,214	3,561,092

Long-term debt, less current maturities	9,820	2,205
Stockholder notes payable, less current maturities	5,541,448	5,962,914
Total liabilities	8,878,482	9,526,211

Stockholders’ deficit:
Preferred stock, $0.0001 par value, authorized 5,000,000 shares:
Series E convertible—issued and outstanding shares—80,000—liquidation value of $107 per share as of December 31, 2012 and June 30, 2013, respectively	8	8
Common stock, $.0001 par value, authorized 200,000,000 shares; issued shares—62,647,987 at December 31, 2012 and June 30, 2013, respectively	6,265	6,265
Additional paid-in capital	73,609,283	73,660,690
Accumulated deficit	(76,955,469)	(78,558,896)
Treasury stock, 261,497 shares at cost	(11,906)	(11,906)
Total stockholders’ deficit	(3,351,819)	(4,903,839)
Total liabilities and stockholders’ deficit	$5,526,663	$4,622,372

The accompanying notes are an integral part of these condensed consolidated statements.

VIEWCAST.COM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months ended June 30,		For the six months ended June 30,
	2012	2013	2012	2013
Net revenue	$2,891,455	$1,603,627	$6,280,264	$3,981,250

Cost of revenue	1,032,217	891,669	2,338,090	1,758,484
Gross profit	1,859,238	711,958	3,942,174	2,222,766

Operating expenses:
Selling, general and administrative	1,361,433	1,251,034	2,745,172	2,607,145
Research and development	953,296	450,840	1,811,142	925,296
Depreciation and amortization	94,950	67,937	210,942	145,105

Total operating expenses	2,409,679	1,769,811	4,767,256	3,677,546

Operating loss	(550,441)	(1,057,853)	(825,082)	(1,454,780)

Other income (expense):
Interest expense (including $3,708, $22,681, $31,615 and $38,314 to related parties)	(31,423)	(87,779)	(80,318)	(148,649)
Interest income	20	2	44	2

Total other expense, net	(31,403)	(87,777)	(80,274)	(148,647)

Loss from continuing operations	(581,844)	(1,145,630)	(905,356)	(1,603,427)

Net loss from discontinued operations	—	—	(81,594)	—

NET LOSS	$(581,844)	$(1,145,630)	$(986,950)	$(1,603,427)

Net loss per common share (basic and diluted):
Continuing operations	$(0.01)	$(0.02)	$(0.01)	$(0.03)
Discontinued operations	$—	$—	$(0.00)	$—

Net loss	$(0.01)	$(0.02)	$(0.02)	$(0.03)

Weighted average number of common shares outstanding
Basic and Diluted	62,355,462	62,386,490	61,881,237	62,386,490

The accompanying notes are an integral part of these condensed consolidated statements.

VIEWCAST.COM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE SIX MONTHS ENDED JUNE 30, 2013

(UNAUDITED)

	Series E Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Treasury	Total Stockholders’
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Stock	Equity (Deficit)
Balances, December 31, 2012	80,000	$8	62,647,987	$6,265	$73,609,283	$(76,955,469)	$(11,906)	$(3,351,819)
Stock based compensation expense	—	—	—	—	51,407	—	—	51,407
Net loss	—	—	—	—	—	(1,603,427)	—	(1,603,427)
Balances, June 30, 2013	80,000	$8	62,647,987	$6,265	$73,660,690	$(78,558,896)	$(11,906)	$(4,903,839)

The accompanying notes are an integral part of this condensed consolidated statement.

VIEWCAST.COM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the six months ended June 30,
	2012	2013
Operating activities:
Net loss	$(986,950)	$(1,603,427)
Net loss from discontinued operations	(81,594)	—
Net loss from continuing operations	(905,356)	(1,603,427)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	5,968	20,031
Depreciation of property and equipment	97,662	58,318
Amortization of software and intangible assets	113,280	86,786
Stock based compensation expense	56,544	51,407
Loss on sale of assets	2,047	—
Changes in operating assets and liabilities:
Accounts receivable	184,881	902,117
Inventories	143,717	(21,391)
Prepaid expenses	(32,002)	77,677
Deposits	54,731	(121)
Assets and liabilities held for sale, net	9,283	27,322
Accounts payable	(94,350)	496,316
Accrued expenses and other current liabilities	16,572	136,159
Deferred revenue	(155,894)	47,595
Net cash provided by (used in) operating activities	(584,511)	278,789
Investing activities:
Capitalized software development costs and patents	(10,538)	(70,001)
Purchase of property and equipment	(64,787)	—
Proceeds from sale of assets	47,026	—
Net cash used in investing activities	(28,299)	(70,001)
Financing activities:
Proceeds from sale of common stock and warrants	321,245	—
Net proceeds (payment) from (to) line of credit	175,137	(570,378)
Net proceeds (payment) from (to) long-term debt	(22,957)	538,037
Net cash provided by (used in) financing activities	473,425	(32,341)
Net increase (decrease) in cash and cash equivalents	(139,385)	176,447
Cash and cash equivalents, beginning of period	319,908	258,259
Cash and cash equivalents, end of period	$180,523	$434,706

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

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included for the three and six months period ended June 30, 2013. The condensed consolidated balance sheet of the Company as of December 31, 2012 has been derived from the audited consolidated balance sheet as of that date. The results for the three and six months period ended June 30, 2013 are not necessarily indicative of the results that may be expected for the full year. The unaudited financial statements included in this filing should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s annual report on Form 10-K, as amended by Amendment No. 1 there to, for the year ended December 31, 2012.

During the six months ended June 30, 2013, net cash provided from operating activities was $278,789 resulting from a net loss of $1,603,427, plus non-cash operating expense of $216,542 and net cash provided from changes in operating assets and liabilities of $1,665,674. At June 30, 2013, the Company had working capital of $457,041 and cash and cash equivalents of $434,706. The Company expects to obtain additional working capital by increasing revenue, reducing operating expenses, borrowing on its line of credit and through other initiatives that may include raising additional capital through issuing debt and/or equity securities. There can be no assurance that additional capital will be available to the Company on acceptable terms, or at all. Additional equity financing may involve substantial dilution to its then existing stockholders. The Company believes that these items will provide sufficient cash to fund operations for the next 12 months, however, the Company may require additional working capital during 2013 to support operations and the expansion of sales channels and market distribution, to develop and introduce new products and services, to enhance existing product offerings, to address unanticipated competitive threats or technical problems, to transition adverse economic conditions and for potential acquisition transactions. In the event the Company is unable to raise additional debt and/or equity capital or execute other alternatives, it may be required to sell segments of the business, or substantially reduce or curtail its activities. However, no assurance can be given that we will be able to sell any segments of the business on terms that are acceptable to us. Such actions could result in charges that could be material to ViewCast’s results of operations or financial position.

On August 14, 2013, the Company entered into a Factoring Agreement (the “Factoring Agreement”) with Variosystems, Inc. whereby Variosystems agreed to advance $200,000 to the Company on or before August 15, 2013, and an additional amount of up to $150,000 on or before December 31, 2013 at the request of the Company, but with the final authority and approval to pay at the final, irrevocable option of Variosystems.

In consideration for agreeing to advance such funds to the Company, Variosystems will have the right to factor certain of the Company’s invoices at a rate of 15% of the gross amount due to Variosystems.  In addition, Variosystems will have a joint and equal security interest with Ardinger on all of the Company’s assets.

The term of the Factoring Agreement is open, and may be terminated by Variosystems at its sole discretion upon written notice to the Company.

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

Changes in the Company’s allowance for doubtful accounts for the three and six months ended June 30, 2012 and 2013 are as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2012	2013	2012	2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Beginning balance	$28,135	$50,998	$22,292	$39,018
Bad debt expense	(5,783)	8,051	5,968	20,031
Uncollectible accounts written off	—	—	(5,908)	—
Ending balance	$22,352	$59,049	$22,352	$59,049

3. Inventories

Inventories consisted of the following:

	December 31, 2012	June 30, 2013
		(Unaudited)
Purchased materials	$1,013,492	$809,139
Finished goods	1,561,043	2,028,673
Reserve	(451,156)	(693,042)
	$2,123,379	$2,144,770

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

Upon the terms and subject to the conditions of the Purchase Agreement, Genus Technologies LLC agreed to pay an earn-out payment as follows: until the earlier of paying VSI $650,000 or January 15, 2017 (the “Earn-Out Period”), the buyer shall pay VSI on a quarterly basis a percentage of the net license fees, subscription fees and similar revenues paid or payable to the buyer or otherwise earned by buyer with respect to the software sold from Ancept to the buyer (“Net Software License Revenue”). The buyer agreed to pay VSI (i) 20% of the Software License Revenue from sales opportunities in the pipeline on January 15, 2012 and from post-closing referrals from ViewCast plus (ii) 10% of Net Software License Revenue, up to a maximum of $400,000, generated from buyer’s customers not derived from ViewCast. Prior to January 15, 2014, the buyer may terminate the earn-out payment obligations by paying VSI $400,000 which amount shall not be reduced by any prior earn-out payments. On or after January 15, 2014 until the end of the Earn-Out Period, Buyer may terminate the earn-out payment obligations by paying Ancept $650,000 less any prior earn-out payments. The buyer also assumed specified liabilities related to the Ancept Assets and paid $47,026 in cash to VSI.

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

The net loss from discounted operations related to Ancept for the six months ended June 30, 2012 is as follows:

For the Six Months ended June 30,
2012
(Unaudited)
Net revenue	$22,255
Cost of revenue	39,057
Gross profit	(16,802)
Operating expenses	62,745
Loss on sale of assets	2,047
Net loss from discontinued operations	$(81,594)

5. Intangible Assets

Intangible assets consisted of the following:

		December 31, 2012		June 30, 2013
				(Unaudited)
	Average life (years)	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Patents	10	$145,995	$61,302	$145,995	$72,679
		$145,995	$61,302	$145,995	$72,679

Future amortization expense associated with these intangible assets is as follow:

Six months ending December 31, 2013	$11,377
Year ending December 31, 2014	22,754
Year ending December 31, 2015	22,754
Year ending December 31, 2016	16,431
$73,316

6. Accrued Expenses

Accrued expenses consisted of the following:

	December 31, 2012	June 30, 2013
		(Unaudited)
Accrued stockholder interest	$10,769	$38,314
Accrued compensation	320,251	298,511
Accrued warranty	115,566	106,703
Accrued inventory purchases	81,146	228,728
Customer deposits	5,841	53,827
Deferred rent	65,380	68,957
Accrued taxes and other	124,118	64,190
	$723,071	$859,230

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

The following table shows the changes in accrued warranty expense for the three and six months ended June 30, 2012 and 2013:

	For the three months ended June 30,		For the six months ended June 30,
	2012	2013	2012	2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Beginning balance	$142,396	$107,589	$135,708	$115,566
Additions	22,195	12,149	49,958	31,721
Usage	(24,284)	(13,035)	(45,359)	(40,584)
Ending balance	$140,307	$106,703	$140,307	$106,703

8. Property and Equipment

Property and equipment, at cost, consisted of the following:

	Estimated Useful Life (Years)	December 31, 2012	June 30, 2013
			(Unaudited)
Computer equipment	2 to 7	$574,096	$574,096
Software	3 to 5	104,500	104,500
Leasehold improvements	1 to 5	174,429	174,429
Office furniture and equipment	5 to 7	1,452,675	1,452,675
		2,305,700	2,305,700

Less accumulated depreciation and amortization		(2,170,488)	(2,228,806)
		$135,212	$76,894

9. Line of Credit

On June 29, 2007, the Company entered into a Purchase and Sale Agreement/Security Agreement (the “Agreement”) with Amegy Bank National Association (“Amegy”), a national banking association. The Agreement provided the Company with an accounts receivable loan facility to provide a source of working capital with advances generally limited to 85% of submitted accounts receivable. Upon collection of an account receivable, the remaining fifteen percent was rebated to the Company less the Agreement’s fixed and variable discounts. The fixed discount equals 0.2% of the account receivable for the first 15 days the account receivable was outstanding plus an additional 0.2% for each additional 15 day period, up to 1.2% for receivables 76 to 90 days outstanding. The variable discount was calculated for each day that the amount advanced by Amegy was outstanding until repaid by collection of the account receivable and equals the prime rate plus 1.5% divided by 360 multiplied by the advance amount for each account receivable. The borrowing line under this facility was $1,000,000, reviewed as growth of business dictates. To secure the amounts due under the agreement, the Company granted Amegy a security interest in all of its assets owned as of the date of the agreement or thereafter acquired. The Company had $1,143,920 and $573,542 outstanding as of December 31, 2012 and June 30, 2013, respectively, under this facility.

As discussed in Note 18, on August 13, 2013, the Company terminated the Agreement with Amegy Bank National Association.

10. Long-Term Debt

Since October 1998, the Company has maintained a credit facility with an entity controlled by the Ardinger Family Partnership, LTD., the estate of one of its principal stockholders, Mr. H.T. Ardinger. Most recently, ViewCast.com, Inc., Osprey Technologies, Inc. and VideoWare, Inc. (jointly and severally, the “Borrower”) amended the terms and conditions of the loan and security agreement with the Ardinger Family Partnership, Ltd. (“Ardinger”) on December 30, 2011, to be effective as of October 1, 2011. Under the amended terms any amounts outstanding of the primary principal amount and secondary principal amount mature December 31, 2014, subject to certain earlier payment conditions. The interest on the primary principal amount will accrue based on an interest rate per annum that is the greater of 5.0% or the effective prime rate plus 0.75% (5.00% as of December 31, 2012 and June 30, 2013, respectively). Interest on the secondary principal shall accrue based on the effective Applicable Federal Rate, as defined in the agreement, (0.21% and 0.18% as of December 31, 2012 and June 30, 2013, respectively). The amendment defers the payment of the accrued interest on the unpaid primary and secondary principal amounts from October 1, 2011 through March 31, 2012. Beginning April 30, 2012, payment of such accrued interest was paid in three approximately equal monthly payments. The amended terms call for interest accruing after March 31, 2012 to be paid monthly; and beginning July 31, 2012, minimum monthly principal payments of $21,422, in addition to the monthly interest payments. Accrued interest was $10,769 and $38,314 at December 31, 2012 and June 30, 2013, respectively. The amended note agreement is secured by all the assets of the Borrower.

On May 6, 2013, the Company entered into a Loan and Security Agreement effective April 30, 2013 (the “Loan Agreement”) with Ardinger Family Partnership, Ltd. (“Ardinger”) whereby Ardinger agreed to make a term loan to the Company in the amount of $550,000. The interest rate on the unpaid principal amount under the Loan Agreement is seven and a half percent (7.5%) per annum. Interest on the unpaid principal amount under the Loan Agreement is due in full at maturity. Within fifteen (15) days after each month end, beginning with the month ending May 31, 2013, the Company shall pay a portion of the indebtedness under the Loan Agreement in an amount equal to five percent (5.0%) of the Company’s total revenue or income earned during such prior month before any deductions or allowances. Within three (3) business days of the Company receiving the net proceeds of any asset sale that is not in the ordinary course of business, the Company shall pay a portion of the indebtedness under the Loan Agreement in an amount equal to one hundred percent (100%) of the net proceeds of such sale. The maturity date is April 30, 2015, subject to certain exceptions. Under the terms of the Loan Agreement, payments of $18,447, $46,583, and approximately $20,000 were due June 15th, July 15th, and August 15th 2013, respectively. The Company has not made any of these payments, and accordingly, the debt is in default. This default has been waived by Ardinger as of August 19, 2013.

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

The Company’s long-term debt consisted of:

	December 31, 2012	June 30, 2013
		(Unaudited)
Outstanding Primary Principal Amount	$1,078,621	$1,078,621
Outstanding Secondary Principal Amount	4,591,361	5,141,361
Other debt	32,156	20,193
Total long-term debt	5,702,138	6,240,175
Less current maturities	(150,870)	(275,056)
Total long-term debt less current maturities	$5,551,268	$5,965,119

Other debt consists of capital leases for equipment.

11. Earnings Per Share Data

Basic earnings per share is calculated by dividing net income or loss applicable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is calculated by using the weighted-average number of common shares outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the dilutive potential shares of common stock had been issued. Dilutive potential shares of common stock include convertible preferred stock, options and warrants. The potential dilution for options and warrants is based on the average market price during the period. The average market price of the common stock was $0.06 during the six months ended June 30, 2013. For periods presented, the computation of diluted loss per share excludes the portion of convertible preferred stock, options and warrants that are anti-dilutive.

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2013	2012	2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Loss from continuing operations	$(581,844)	$(1,145,630)	$(905,356)	$(1,603,427)
Net loss from discontinued operations	—	—	(81,594)	—
Net loss applicable to common stockholders—numerator for basic and diluted loss per share	$(581,844)	$(1,145,630)	$(986,950)	$(1,603,427)
Weighted—average common shares and dilutive potential common shares outstanding—denominator for diluted earning per share	62,355,462	62,386,490	61,881,237	62,386,490

Net loss per common share (basic and diluted):
Continuing operations	$(0.01)	$(0.02)	(0.01)	$(0.03)
Discontinued operations	$—	$—	(0.00)	$—
Net loss	$(0.01)	$(0.02)	(0.02)	$(0.03)

Anti-dilutive securities excluded from diluted earnings per share:
Stock options	4,235,835	5,076,750	4,298,335	4,561,195
Private warrants	6,618,068	6,618,068	5,670,515	6,618,068
Convertible preferred stock—Series E	16,000,000	13,333,333	16,000,000	13,333,333

12. Stock-Based Compensation

The Company has various stock-based employee compensation plans, which are described more fully in Note 10 of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, as amended by Amendment No. 1 thereto.

Stock-based compensation expense was $56,544 and $51,407 for the six months ended June 30, 2012 and June 30, 2013, respectively. There were 2,025,000 new options granted by the Company during the six months ended June 30, 2013. Stock-based compensation expense is based on awards ultimately expected to vest and has been reduced for estimated forfeitures.

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

At June 30, 2013, the balance of unearned stock-based compensation to be expensed in future periods related to unvested share-based awards, as adjusted for expected forfeitures, was approximately $187,000. The weighted-average period over which the unearned stock-based compensation is expected to be recognized is approximately three years.

The following table is a summary of stock option activity from January 1, 2013 through June 30, 2013:

	Stock Options
	Number of Shares	Exercise Price Per Share	Weighted- Average Exercise Price Per Share
Outstanding at December 31, 2012	3,530,085	$0.11 - $0.62	$0.24
Granted	2,025,000	$0.05	0.05
Canceled/forfeited	(618,335)	$0.05 - $0.62	0.27
Outstanding at June 30, 2013	4,936,750	$0.05 - $0.62	$0.16

The following information applies to options outstanding at June 30, 2013:

Range of Exercise Prices	Outstanding at June 30, 2013	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Exercisable at June 30, 2013	Weighted- Average Exercise Price
$0.01 - 0.19	3,330,000	6.3	$0.08	261,945	$0.16
0.20 - 0.29	663,000	3.9	$0.26	580,776	$0.26
0.30 - 0.39	717,500	3.9	$0.35	593,750	$0.35
0.40 - 0.49	226,250	1.5	$0.47	226,250	$0.47
	4,936,750	5.4	$0.16	1,662,721	$0.30

13. Income Taxes

At December 31, 2012 the Company has federal income tax net operating loss carryforwards of approximately $65,000,000, which expire at various dates beginning in 2017. The Company is subject to limitations existing under Internal Revenue Code Section 382 (Change of Control) relating to the availability of the operating loss carryforward. The Company recognized no federal income tax benefit in the second quarter of 2013 as it has recorded a valuation allowance to fully reserve all deferred tax assets.

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

Warrants

At December 31, 2012 and June 30, 2013, the Company had outstanding warrants to purchase 6,618,068 shares of Common Stock with an exercise price of $0.1238278 per share of Common Stock and expiration date of December 31, 2014.

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

16. Related Party Transactions

As discussed in Note 10, the Company has outstanding notes payable to the Ardinger Family Partnership, Ltd., an entity controlled by the estate of one of its principal stockholder, Mr. H.T. Ardinger, Jr.

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

The following Investors have a relationship to the Company and subscribed for the following number of shares of Common Stock and Warrants exercisable into the same number of shares of Common Stock:

David W. Brandenburg RIRA – 888,331 shares

Diana L. Brandenburg RIRA – 888,331 shares

John C. Hammock – 888,331 shares

Lance E. Ouellette – 888,331 shares

George C. Platt – 177,667 shares

Messrs. Hammock, Ouellette and Platt are directors of the Company, and Mr. Platt is the Interim Chief Executive Officer of the Company and Mr. Hammock is the Vice President of Sales of the Company. Mr. Brandenburg resigned from the board of directors on August 14, 2013. They acquired the shares of Common Stock on the same terms as the other seven Investors. Mr. Ouellette is the stepson of the recently deceased H.T. Ardinger, Jr., a principal stockholder of the Company. There are no additional material relationships between the Company and the Investors aside from entering into the Subscription Agreements. Each of the Investors was an “accredited investor” at the time of their investment as defined under Rule 501 promulgated pursuant to the Securities Act of 1933, as amended (the “Securities Act”), and the shares of Common Stock and the Warrants were issued pursuant to Rule 506 promulgated pursuant to the Securities Act.

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

18. Subsequent Event

On August 14, 2013, the Company entered into a Factoring Agreement (the “Factoring Agreement”) with Variosystems, Inc. whereby Variosystems agreed to advance $200,000 to the Company on or before August 15, 2013, and an additional amount of up to $150,000 on or before December 31, 2013 at the request of the Company, but with the final authority and approval to pay at the final, irrevocable option of Variosystems.

In consideration for agreeing to advance such funds to the Company, Variosystems will have the right to factor certain of the Company’s invoices at a rate of 15% of the gross amount due to Variosystems.  In addition, Variosystems will have a joint and equal security interest with Ardinger on all of the Company’s assets.

The term of the Factoring Agreement is open, and may be terminated by Variosystems at its sole discretion upon written notice to the Company.

On August 13, 2013, the Company terminated the Agreement with Amegy Bank National Association.

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

Results of Operations

Three and Six Months Ended June 30, 2013 compared to

Three and Six Months Ended June 30, 2012.

Net Sales. During the second quarter ended June 30, 2013, net sales decreased $1,287,828 to $1,603,627 from $2,891,455 in the second quarter 2012, representing a 45% decrease.  During the six months ended June 30, 2013, net sales decreased $2,299,014 to $3,981,250 from $6,280,264 for the same period in 2012, representing a 37% decrease.  The overall sales decrease during the first six months of 2013 was primarily due to decreases in Osprey and Niagara product sales in the North America, the Pacific Rim (“PacRim”), and the Europe, Middle East and Africa (“EMEA”) sales regions, of which a large portion was from the cancellation of a large Niagara OEM customer’s orders during 2012 in the North American sales region.  ViewCast expects improvement as new personnel gain traction and as new Osprey and Niagara products are introduced during the last half of the year.

Osprey Product Sales. During the second quarter ended June 30, 2013, Osprey sales decreased $775,300 to $1,193,016 from $1,968,316 in the second quarter 2012, representing a 39% decrease from the 2012 levels and 74% of total second quarter 2013 revenue, compared to 68% in 2012.  During the six months ended June 30, 2013, Osprey sales decreased $1,073,455 to $2,901,277 from $3,974,732 for the same period in 2012, representing a 27% decrease from the 2012 levels and 73% of total revenue, compared to 63% in 2012.  The decrease in sales for the six months ended June 30, 2013 was primarily due to decreases of volume sales to integrators, particularly in the second quarter.

ViewCast Niagara® Streaming/Encoding System Sales. During the second quarter ended June 30, 2013, combined system sales decreased $487,977 to $369,024 from $857,001 in the second quarter 2012, representing a 57% decrease from the 2012 levels and 23% of total second quarter 2013 revenue, compared to 30% in 2012.  During the six months ended June 30, 2013, combined system sales decreased $1,222,099 to $953,866 from $2,175,965 for the same period in 2012, representing an 56% decrease from the 2012 levels and 24% of total revenue, compared to 35% in 2012.  The decrease in sales for the six months ended June 30, 2013 was primarily due to decreases in the North America and the PacRim and the EMEA sales regions, of which a large portion was from the cancellation of a large OEM customer’s orders during 2012 in the North American sales region.

Other Revenues. During the second quarter ended June 30, 2013, other revenues from support and maintenance decreased $24,551 to $41,587 from $66,138 in the second quarter 2012, representing a 37% decrease from the 2012 levels and 3% of total second quarter 2013 revenue, compared to 2% in 2012.  During the six months ended June 30, 2013, other revenues decreased $3,460 to $126,107 from $129,567 for the same period in 2012, representing a 3% decrease from the 2012 levels and 3% of total revenue, compared to 2% in 2012.  We anticipate that other revenue will vary quarter to quarter depending on the amount of support and maintenance revenues that are amortized over the contract period.

Cost of Sales/Gross Profit. During the second quarter ended June 30, 2013, cost of sales decreased $140,548 to $891,669 from $1,032,217 in the second quarter 2012, representing a 14% decrease from the 2012 levels and 56% of total second quarter 2013 revenue, compared to 36% in 2012.  During the second quarter ended June 30, 2013, gross profit decreased $1,147,280 to $711,958 from $1,859,238 in the second quarter 2012, representing a 62% decrease from the 2012 levels and 44% of total second quarter 2013 revenue, compared to 64% in 2012.  The gross profit margin in the second quarter ended June 30, 2013 was lower than historical margins because the Company accrued a higher than normal non-recurring obsolescence reserve in the amount of approximately $200,000 during a quarter that had lower than normal sales volume.  During the six months ended June 30, 2013, cost of sales decreased $579,606 to $1,758,484 from $2,338,090 in the same period 2012, representing a 25% decrease from the 2012 levels and 44% of total revenue, compared to 37% in 2012.  During the six months ended June 30, 2013, gross profit decreased $1,719,408 to $2,222,766 from $3,942,174 in the same period in 2012, representing a 44% decrease from the 2012 levels and 56% of total revenue, compared to 63% in 2012.

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

Selling, General and Administrative Expenses. During the second quarter ended June 30, 2013, selling, general and administrative expenses decreased $110,399 to $1,251,034 from $1,361,433 in the second quarter 2012, representing an 8% decrease from the 2012 levels.  During the six months ended June 30, 2013, selling, general and administrative expenses decreased $138,027 to $2,607,145 from $2,745,172 in the same period in 2012, representing a 5% decrease from the 2012 levels.  The decrease is primarily due to decreases in sales and marketing expenses.

Research and Development Expense. During the second quarter ended June 30, 2013, research and development expense, net of capitalized software development, decreased $502,455 to $450,841 from $953,296 in the second quarter 2012, representing a 53% decrease from the 2012 levels.  During the six months ended June 30, 2013, research and development expense, net of capitalized software development, decreased $885,846 to $925,296 from $1,811,142 in the same period in 2012, representing a 49% decrease from the 2012 levels.  Research and development expenses vary period to period depending on the number of product introductions planned and as new product prototypes, testing and certifications are completed.

Depreciation and Amortization Expense. During the second quarter ended June 30, 2013, depreciation and amortization expense decreased $27,013 to $67,937 from $94,950 in the second quarter 2012, representing a 28% decrease from the 2012 levels.  During the six months ended June 30, 2013, depreciation and amortization expense decreased $65,837 to $145,105 from $210,942 in the same period 2012, representing a 31% decrease from the 2012 levels.  The decrease was primary due to lower capital expenditures in recent prior periods.

Other Income (Expense). During the second quarter ended June 30, 2013, total other expenses increased $56,374 to $87,777 from $31,403 in the second quarter 2012, representing a 180% increase from the 2012 levels.  During the six months ended June 30, 2013, total other expenses increased $68,373 to $148,647 from $80,274 in the same period 2012, representing an 85% increase from the 2012 levels.  The increase is predominately from increased interest expense due primarily from the increase in the average outstanding balance and interest rate on the Amegy Bank Credit Facility (see Note 9).

Net Loss from Continuing Operations. During the second quarter ended June 30, 2013, the net loss from continuing operations increased $563,787 to a net loss of $1,145,631 from a net loss of $581,844 in the second quarter 2012.  During the six months ended June 30, 2013, the net loss from continuing operations increased $698,071 to a net loss of $1,603,427 from a net loss of $905,356 in the same period in 2012.  The increase in net loss was mainly due to decreased sales, which was partially offset by reduced operating expenses.

Net Loss from Discontinued Operations. During the second quarters ended June 30, 2013 and 2012, there were no net losses from discontinued operations.  During the six months ended June 30, 2013, there was no net loss from discontinued operations, a decrease of $81,594 from a net loss of $81,594 in the same period in 2012.  See Note 4 to the Financial Statements regarding the sale of the Ancept Assets effective January 15, 2013.

Net Loss. During the second quarter ended June 30, 2013, net loss increased $563,787 to a net loss of $1,145,631 from a net loss of $581,844 in the second quarter 2012.  The net loss per share applicable to the common shareholders for the second quarter of 2013 was ($0.02) per share, compared to ($0.01) per share for the same period 2012.  During the six months ended June 30, 2013, the net loss increased $616,477 to a net loss of $1,603,427 from a net loss of $986,950 in the same period 2012.  The net loss per share applicable to the common shareholders for the six months ended June 30, 2013 was ($0.03) per share, compared to ($0.02) per share for the same period 2012.

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

Net cash provided from operating activities for the six months ended June 30, 2013 was $278,789, resulting from a net loss of $1,603,427, plus non-cash operating expense of $216,542 and net cash provided from changes in operating assets and liabilities of $1,665,674. Cash provided from changes in operating assets and liabilities was primarily due to decreased accounts receivable, prepaid expenses, and net assets held for sale, and increased account payable, accrued expenses and other current liabilities, and deferred revenue, which was partially offset by cash used for increased inventory.

Cash used in investing activities during the six months ended June 30, 2013 was $70,001, which was for capitalized software development costs and patents.

During the six months ended June 30, 2013, ViewCast’s financing activities used cash of $32,341, of which $570,378 was for net payments on the line of credit, which was partially offset by net cash of $538,037 provided from long-term debt.

Since October 1998, the Company has maintained a credit facility with an entity controlled by the Ardinger Family Partnership, LTD., the estate of one of its principal stockholders, Mr. H.T. Ardinger.  Most recently, ViewCast.com, Inc., Osprey Technologies, Inc. and VideoWare, Inc. (jointly and severally, the “Borrower”) amended the terms and conditions of the loan and security agreement with the Ardinger Family Partnership, Ltd. on December 30, 2011, to be effective as of October 1, 2011.  Under the amended terms any amounts outstanding of the primary principal amount and secondary principal amount mature December 31, 2014, subject to certain earlier payment conditions. The interest on the primary principal amount will accrue based on an interest rate per annum that is the greater of 5.0% or the effective prime rate plus 0.75% (5.00% as of December 31, 2012 and June 30, 2013, respectively). Interest on the secondary principal shall accrue based on the effective Applicable Federal Rate, as defined in the agreement, (0.21% and 0.18% as of December 31, 2012 and June 30, 2013, respectively).  The amendment defers the payment of the accrued interest on the unpaid primary and secondary principal amounts from October 1, 2011 through March 31, 2012.  Beginning April 30, 2012, payment of such accrued interest will be paid in three approximately equal monthly payments.  The amended terms call for interest accruing after March 31, 2012 to be paid monthly; and beginning July 31, 2012, minimum monthly principal payments of $21,422, in addition to the monthly interest payments. Accrued interest was $10,769 and $38,314 at December 31, 2012 and June 30, 2013, respectively.  The amended note agreement is secured by all the assets of the Borrower.

On May 6, 2013, ViewCast entered into a Loan and Security Agreement effective April 30, 2013 (the “Loan Agreement”) with Ardinger Family Partnership, Ltd. (“Ardinger”) whereby Ardinger agreed to make a term loan to the Company in the amount of $550,000. The interest rate on the unpaid principal amount under the Loan Agreement is seven and a half percent (7.5%) per annum. Interest on the unpaid principal amount under the Loan Agreement is due in full at maturity. Within fifteen (15) days after each month end, beginning with the month ending May 31, 2013, the Company shall pay a portion of the indebtedness under the Loan Agreement in an amount equal to five percent (5.0%) of ViewCast’s total revenue or income earned during such prior month before any deductions or allowances. Within three (3) business days of ViewCast receiving the net proceeds of any asset sale that is not in the ordinary course of business, the Company shall pay a portion of the indebtedness under the Loan Agreement in an amount equal to one hundred percent (100%) of the net proceeds of such sale. The maturity date is April 30, 2015, subject to certain exceptions. Under the terms of the Loan Agreement, payments of $18,447, $46,583, and approximately $20,000 were due June 15th, July 15th, and August 15th 2013. The Company has not made any of these payments, accordingly, the debt is in default. This default has been waived as of August 19, 2013.

Absent approval from Ardinger, the Loan Agreement prohibits ViewCast from taking certain actions, including, but not limited to (i) incurring any lien on any of its assets, subject to certain exceptions; (ii) incurring indebtedness in excess of $250,000 in any fiscal year, subject to certain exceptions; (iii) granting any dividends on any equity interest of the Company; (iv) liquidating, merging, or consolidating with or into any entity; or (v) making capital expenditures in excess of $100,000 in any fiscal year; or (vi) creating, incurring, assuming, or suffering, to exist, any obligations as lessee under any lease, except leases in an aggregate amount less than $500,000 in any fiscal year and with lease terms of thirty-six (36) months or less. ViewCast ratified and confirmed existing liens previously granted by ViewCast to Ardinger and granted to Ardinger a first priority lien and security interest in and to all of the collateral granted under the prior loan agreement between the same parties, which loan agreement is still in existence.

In June 2007, ViewCast entered into a Purchase and Sale Agreement/Security Agreement with Amegy Bank National Association, a national banking association.  The borrowing line under this facility is $1,000,000, reviewed as growth of business dictates. As of June 30, 2013, we have an outstanding balance of $573,542 under this facility. As discussed in Note 18, on August 13, 2013, the Company terminated the Agreement with Amegy Bank National Association.

There were no preferred stock dividends declared or paid during the six months of 2013.

At June 30, 2013, ViewCast had working capital of $457,041 and cash and cash equivalents of $434,706.  ViewCast expects to obtain additional working capital by increasing revenue, maintaining reduced operating expenses, borrowing on its loan facilities, and through other initiatives that may include raising additional capital through issuing debt and/or equity securities.  There can be no assurance that additional capital will be available to ViewCast on acceptable terms, or at all.  Additional equity financing may involve substantial dilution to its then existing stockholders.  ViewCast believes that these items will provide sufficient cash to fund operations for the next 12 months, however, ViewCast may require additional working capital during 2013 to support operations and the expansion of sales channels and market distribution, to develop and introduce new products and services, to enhance existing product offerings, to address unanticipated competitive threats or technical problems, and to transition adverse economic conditions.

Although ViewCast has no firm arrangements with respect to additional capital financing on an ongoing basis beyond what is explained in Note 18, it considers proposals received from potential investors relating to the issuance of equity securities in exchange for a cash investment in ViewCast. There can be no assurance that additional financing will be available to ViewCast on acceptable terms, or at all.  Additional equity financing may involve substantial dilution to our then existing stockholders.  ViewCast intends to actively pursue other strategic merger and acquisition opportunities to the extent possible.  In the event we are unable to raise additional capital or execute other alternatives, we may be required to sell segments of the business, or substantially reduce or curtail our activities.  Such actions could result in charges that could be material to ViewCast’s results of operations or financial position.

At June 30, 2013, ViewCast had no material commitments for capital expenditures.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rule 13a-15(e)) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are designed to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As required by Rule 13a-15(b) under the Exchange Act, our management carried out an evaluation, with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2012. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that, as of June 30, 2013, our disclosure controls and procedures were effective in providing such reasonable assurance.

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

(a)

On August 14, 2014, the Company entered into a Factoring Agreement (the “Factoring Agreement”) with Variosystems, Inc. whereby Variosystems agreed to advance $200,000 to the Company on or before August 15, 2013, and an additional amount of up to $150,000 on or before December 31, 2013 at the request of the Company, but with the final authority and approval to pay at the final, irrevocable option of Variosystems.

In consideration for agreeing to advance such funds to the Company, Variosystems will have the right to factor certain of the Company’s invoices at a rate of 15% of the gross amount due to Variosystems.  In addition, Variosystems will have a joint and equal security interest with Ardinger on all of the Company’s assets.

The term of the Factoring Agreement is open, and may be terminated by Variosystems at its sole discretion upon written notice to the Company.

(b)	(None)

Item 6.	Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ViewCast.com, Inc.
(Registrant)

BY:

Date:	August 19, 2013	/s/ George C. Platt
George C. Platt
Interim Chief Executive Officer
(Principal Executive Officer)

Date:	August 19, 2013	/s/ George C. Platt
George C. Platt
Interim Chief Executive Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number
31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

32.1	Section 1350 Certification

32.2	Section 1350 Certification

101

Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets at December 31, 2012 and June 30, 2013 (Unaudited), (ii) Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2012 and 2013 (Unaudited), (iii) Condensed Consolidated Statement of Stockholders’ Deficit for the Six Months Ended June 30, 2013 (Unaudited), (iv) Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2012 and 2013 (Unaudited) and (v) Notes to the Condensed Consolidated Financial Statements. (1)